Form 10-K
period 2018-12-31
BRIDGE BANCORP INC
filed 2019-03-11
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018	Commission File No. 001‑34096

BRIDGE BANCORP, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 537‑1000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value of $0.01 Per Share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12 (g) of the Act:

(Title of Class)
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2018, was $585,597,423.

The number of shares of the Registrant’s common stock outstanding on February 28, 2019 was 19,845,981.

Portions of the following documents are incorporated into the Parts of this Report on Form 10‑K indicated below:

The Registrant’s definitive Proxy Statement for the 2019 Annual Meeting to be filed pursuant to Regulation 14A on or before April 30, 2019 (Part III).

PART I

Item 1. Business

Bridge Bancorp, Inc. (the “Registrant” or “Company”), is a registered bank holding company for BNB Bank (the “Bank”), which was formerly known as The Bridgehampton National Bank prior to the Bank’s conversion to a New York chartered commercial bank in December 2017.  The Registrant was incorporated under the laws of the State of New York in 1988, at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization under which the former shareholders of the Bank became the shareholders of the Company. Since commencing business in March 1989, after the reorganization, the Registrant has functioned primarily as the holder of all of the Bank’s common stock.  In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”), as an operating subsidiary. The assets transferred to BCI are viewed by the bank regulators as part of the Bank’s assets in consolidation. The operations of the Bank also include Bridge Abstract LLC (“Bridge Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services.  In October 2009, the Company formed Bridge Statutory Capital Trust II (the “Trust”) as a subsidiary, which sold $16.0 million of 8.5% cumulative convertible Trust Preferred Securities (the “Trust Preferred Securities”) in a private placement to accredited investors. The Trust Preferred Securities were redeemed effective January 18, 2017 and the Trust was cancelled effective April 24, 2017.

The Bank was established in 1910 and is headquartered in Bridgehampton, New York. The Bank operates 39 branches in its primary market areas of Suffolk and Nassau Counties on Long Island and the New York City boroughs, including 36 in Suffolk and Nassau Counties, two in Queens and one in Manhattan. For over a century, the Bank has maintained its focus on building customer relationships in its market area. The mission of the Bank is to grow through the provision of exceptional service to its customers, its employees, and the community. The Bank strives to achieve excellence in financial performance and build long-term shareholder value. The Bank engages in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities in its market area. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family mortgage loans; (3) residential mortgage loans; (4) secured and unsecured commercial and consumer loans; (5) home equity loans; (6) construction and land loans; (7) Federal Home Loan Bank (“FHLB”),  Federal National Mortgage Association (“Fannie Mae”),  Government National Mortgage Association (“Ginnie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) New York State and local municipal obligations; (9) U.S. government-sponsored enterprise (“U.S. GSE”) securities; and (10) corporate bonds. The Bank also offers the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, providing multi-millions of dollars of Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits to its customers. In addition, the Bank offers merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, and individual retirement accounts as well as investment services through Bridge Financial Services LLC, which offers a full range of investment products and services through a third-party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. The Bank’s customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

As of December 31, 2018, the Bank had 473 full-time equivalent employees. The Bank provides a variety of employment benefits and considers its relationship with its employees to be positive. In addition, the Company maintains equity incentive plans under which it may issue shares of common stock of the Company. Refer to Note 15. “Stock-Based Compensation Plans” for further details of the Company’s equity incentive plans.

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

Page -1-

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

The Bank’s principal market areas are Suffolk and Nassau Counties on Long Island and the New York City boroughs, with its legacy markets being primarily in Suffolk County and its newer expansion markets being primarily in Nassau County, Queens and Manhattan. Long Island has a population of approximately 3 million and both counties are relatively affluent and well-educated enjoying above average median household incomes. In total, Long Island has a sizable industry base with a majority of Suffolk County tending towards high tech manufacturing and Nassau County favoring wholesale and retail trade.  Suffolk County, particularly Eastern Long Island, is semi-rural and also the point of origin for the Bank. Surrounded by water and including the Hamptons and North Fork, the region is a recreational destination for the New York metropolitan area, and a highly regarded resort locale worldwide. While the local economy flourishes in the summer months as a result of the influx of tourists and second homeowners, the year-round population has grown considerably in recent years, resulting in a reduction of the seasonal fluctuations in the economy which has boosted the Bank’s legacy market opportunities. The Bank’s opportunities in Nassau County are vast as there is a deposit base totaling approximately $17 billion across the zip codes in which the Bank operates. As the Bank had $423.6 million, or 3%, of this Nassau County deposit base at December 31, 2018, there is much room for growth in these expansion markets. Industries represented across the principal market area include retail establishments; construction and trades; restaurants and bars; lodging and recreation; professional entities; real estate; health services; passenger transportation; high-tech manufacturing; and agricultural and related businesses. Given its proximity, Long Island’s economy is closely linked with New York City’s and major employers in the area include municipalities, school districts, hospitals, and financial institutions.

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

DeNovo Branch Expansion

Since 2010, the Bank has opened 15 branches in New York, including eight branches over the last five years, to continue expansion into new markets and strengthen the Bank’s position in existing markets. In 2014, the Bank opened three branches in Suffolk County in Bay Shore, Port Jefferson and Smithtown. In 2017, the Bank opened three branches in Suffolk County:  one in Riverhead, capitalizing on a market opportunity presented by the sale of Suffolk County National Bank to People’s United Bank in the second quarter, one in East Moriches, and a drive-up facility located in Sag Harbor. The Bank also opened a branch in Astoria, Queens in 2017. In 2018, the Bank opened a limited service branch in Suffolk County located in Melville.

Branch Rationalization

During 2017, the Bank conducted a branch rationalization study analyzing branch performance and market opportunities. As a result of the study, and in an effort to increase efficiency and remove branch redundancy, the Bank closed six locations in the first quarter of 2018. The branches closed in Suffolk County, New York were located in Cutchogue, Center

Page -2-

Moriches, and Melville. The branches closed in Nassau County, New York were located in Massapequa, New Hyde Park and Hewlett.

Mergers and Acquisitions

Hamptons State Bank (“HSB”)

In May 2011, the Bank acquired HSB, which increased the Bank’s presence in an existing market with a branch located in the Village of Southampton.

First National Bank of New York

In  February 2014, the Company acquired FNBNY Bancorp and its wholly-owned subsidiary, the First National Bank of New York (collectively “FNBNY”) at a purchase price of $6.1 million and issued an aggregate of 240,598 of the Company’s shares in exchange for all the issued and outstanding stock of FNBNY. The purchase price was subject to certain post-closing adjustments equal to 60 percent of the net recoveries on $6.3 million of certain identified problem loans over a two-year period after the acquisition. As of February 14, 2016, a net recovery of $0.4 million was realized and $0.3 million has been distributed to the former FNBNY shareholders. At acquisition, FNBNY had total acquired assets on a fair value basis of $211.9 million, with loans of $89.7 million, investment securities of $103.2 million and deposits of $169.9 million. The transaction expanded the Company’s geographic footprint into Nassau County, complemented the existing branch network and enhanced asset generation capabilities.

Community National Bank (“CNB”)

In  June 2015, the Company acquired CNB at a purchase price of $157.5 million, issued an aggregate of 5.647 million of the Company’s common shares in exchange for all the issued and outstanding common stock of CNB and recorded goodwill of $96.5 million, which is not deductible for tax purposes.  At acquisition, CNB had total acquired assets on a fair value basis of $895.3 million, with loans of $729.4 million, investment securities of $90.1 million and deposits of $786.9 million.  The transaction expanded the Company’s geographic footprint across Long Island including Nassau County, Queens and into New York City. The transaction complemented the Bank’s existing branch network and enhanced asset generation capabilities.

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

Page -3-

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

Page -4-

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

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are maturing beginning in 2017 and continuing through September 2019. For the quarter ended December 31, 2018, the annualized FICO assessment was equal to 0.32 basis points of average consolidated total assets less average tangible equity.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

Community Bank Leverage Ratio

Legislation enacted in 2018 requires the federal banking agencies, including the FRB, to amend the regulatory capital regulations to establish a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of between 8% and 10% of average total consolidated assets.  Banking organizations of less than $10 billion of assets that have capital meeting the specified level and satisfying other criteria could elect to follow this alternative framework and be deemed in compliance with all applicable capital requirements, including the risk-based

Page -5-

requirements and would be considered “well capitalized” under “prompt corrective action” statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The agencies have issued a proposed rule that, if finalized, would set the Community Bank Leverage Ratio at 9%.

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

The final rule that increased regulatory capital standards adjusted the prompt corrective action tiers as of January 1, 2015. The various categories have been revised to incorporate the new common equity tier 1 capital requirement, the increase in the tier 1 to risk-based assets requirement and other changes.  Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity tier 1 risk-based capital ratio of 6.5% (new standard); (2) a tier 1 risk-based capital ratio of 8.0% (increased from 6.0%); (3) a total risk-based capital ratio of 10.0% (unchanged); and (4) a tier 1 leverage ratio of 5.0% (unchanged). Under the proposed rulemaking discussed above, an institution would be deemed to be “well capitalized” if it meets the “Community Bank Leverage Ratio.”

Dividends

Under federal law and applicable regulations, a New York member bank may generally declare a dividend, without prior regulatory approval, in an amount equal to its year-to-date retained net income plus the prior two years’ retained net income that is still available for dividend. Dividends exceeding those amounts require application to and approval by the

Page -6-

NYSDFS and FRB. In addition, a member bank may be limited in paying cash dividends if it does not maintain the capital conservation buffer described previously.

Transactions with Affiliates and Insiders

Sections 23A and 23B of the Federal Reserve Act govern transactions between a member bank and its affiliates, which includes the Company. The FRB has adopted Regulation W, which comprehensively implements and interprets Sections 23A and 23B, in part by codifying prior FRB interpretations under Sections 23A and 23B.

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

Community Reinvestment Act

Under the federal Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FRB in connection with its examination of the Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain

Page -7-

applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or mergers) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent CRA examination, which was conducted by the Federal Reserve Bank of New York and the NYSDFS, the Bank’s CRA performance was rated “satisfactory”.

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

The FRB previously adopted consolidated capital adequacy guidelines for bank holding companies structured similarly, but not identically, to those applicable to the Bank. The Dodd-Frank Act directed the FRB to issue consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer was phased-in between 2016 and 2019.  The new capital rule eliminated from tier 1 capital the inclusion of certain instruments, such as trust preferred securities, that were previously includable by bank holding companies. However, the final rule grandfathered trust preferred issuances prior to May 19, 2010 in accordance with the Dodd-Frank Act. The Company issued trust preferred securities that qualified for grandfathering. These securities were redeemed as of January 18, 2017 and the Trust was cancelled effective April 24, 2017. The Company met all capital adequacy requirements under the new capital rules on December 31, 2018.

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

Page -8-

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

Current FRB regulations provide that a bank holding company that is not well capitalized or well managed, as such terms are defined in the regulations, or that is subject to any unresolved supervisory issues, is required to give the FRB prior written notice of any repurchase or redemption of its outstanding equity securities if the gross consideration for repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a repurchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice or violate a law or regulation. FRB guidance generally provides for bank holding company consultation with Federal Reserve Bank staff prior to engaging in a repurchase or redemption of a bank holding company’s stock, even if a formal written notice is not required. However, it has recently come to the attention of the Company that the FRB staff is interpreting the capital regulations as requiring a bank holding company to secure FRB approval prior to redeeming or repurchasing any capital stock that is included in regulatory capital.

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

The Company had nominal results of operations for 2018, 2017, and 2016 on a parent-only basis.  The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 18 of the Notes to the Consolidated Financial Statements). Since 2013, the Company has actively managed its capital position in response to its growth and has raised $261.2 million in capital.

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

Page -9-

Other Information

Through a link on the Investor Relations section of the Bank’s website of www.bnbbank.com, copies of the Company’s Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) for 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. Copies of such reports and other information also are available at no charge to any person who requests them or at www.sec.gov. Such requests may be directed to Bridge Bancorp, Inc., Investor Relations, 2200 Montauk Highway, PO Box 3005, Bridgehampton, NY 11932, (631) 537‑1000.

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

In 2006, the federal bank regulatory agencies (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. The Bank’s level of non-owner occupied commercial real estate equaled 334% of total risk-based capital at December 31, 2018. Including owner-occupied commercial real estate, the ratio of commercial real estate loans to total risk-based capital ratio would be 447% at December 31, 2018.

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

Page -10-

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

Changes in interest rates also affect the fair value of the securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  As of December 31, 2018, the securities portfolio totaled $865.1 million.

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

Page -11-

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

The Company’s business may be adversely affected by fraud and other financial crimes.

The Company’s loans to businesses and individuals and its deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes.   While the Company has policies and procedures designed to prevent such losses, losses may still occur.

The Company has recently experienced losses due to fraud.  In 2018, the Company incurred a pre-tax charge, net of recovery, of $8.9 million relating to the fraudulent conduct of a business customer through its deposit accounts.  The Company has filed a claim for the loss with its insurance carrier, however, the extent and amount of coverage is not yet certain.

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

The Company may be required to transition from the use of LIBOR in the future.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021.  The continuation of LIBOR cannot be guaranteed after 2021.  At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures,

Page -12-

or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in the Company’s portfolio and may impact the availability and cost of hedging instruments and borrowings. The Company has material contracts that are indexed to LIBOR and is monitoring this activity and evaluating the related risks. If LIBOR rates are no longer available and the Company is required to implement substitute indices for the calculation of interest rates, the Company may incur expenses in effecting the transition, and may be subject to disputes or litigation with customers and security holders over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on the Company’s results of operations.

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

Page -13-

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

In July 2013, federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule established a new common equity tier 1 minimum capital requirement of 4.5% of risk-weighted assets, set the leverage ratio at a uniform 4.0% of total assets, increased the minimum tier 1 capital to risk-based assets requirement from 4.0% to 6.0% of risk-weighted assets and assigned a higher risk weight of 150% to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective January 1, 2015.  The “capital conservation buffer’ was phased in from January 1, 2016 to January 1, 2019.

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

Page -14-

Risks associated with system failures, interruptions, or breaches of security could negatively affect the Company’s operations and earnings.

Information technology systems are critical to the Company’s business.  The Company collects, processes and stores sensitive customer data by utilizing computer systems and telecommunications networks operated by it and third party service providers. The Company has established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur.  In addition, any compromise of the Company’s systems could deter customers from using the Bank’s products and services.  Although the Company takes numerous protective measures and otherwise endeavors to protect and maintain the privacy and security of confidential data, these systems may be vulnerable to unauthorized access, computer viruses, other malicious code, cyberattacks, including distributed denial of service attacks, cyber-theft and other events that could have a security impact. If one or more of such events were to occur, this potentially could jeopardize confidential and other information processed and stored in, and transmitted through, the Company’s systems or otherwise cause interruptions or malfunctions in the Company’s or the Company’s customers' operations.

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

The occurrence of any system failures, interruption, or breach of security could damage the Company’s reputation and result in a loss of customers and business thereby subjecting it to additional regulatory scrutiny or could expose it to litigation and possible financial liability. The Company may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and it may be subject to litigation and financial losses that are not fully covered by the Company’s insurance. Any of these events could have a material adverse effect on the Company’s financial condition and results of operations.

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

Page -15-

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

Goodwill arises when a business is purchased for an amount greater than the fair value of the net assets acquired.  The Company recognized goodwill as an asset on its balance sheet in connection with the CNB, FNBNY and HSB acquisitions.  The Company evaluates goodwill for impairment at least annually.  Although the Company determined that goodwill was not impaired during 2018, a significant and sustained decline in the Company’s stock price and market capitalization, a significant decline in its expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill.  If the Company were to conclude that a future write-down of the goodwill was necessary, then it would record the appropriate charge to earnings, which could be materially adverse to the Company’s consolidated financial statements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2018, the Bank owned eight properties located in Suffolk County, New York consisting of its corporate headquarters and branch office located at 2200 Montauk Highway in Bridgehampton; six branches located in Montauk, Southold, Westhampton Beach, Southampton Village, East Hampton Village and Mattituck; and one drive-up facility located in Sag Harbor. In 2018, the Bank purchased the Mattituck branch property which it had previously leased. The Bank leases a portion of the Montauk and Westhampton Beach properties to commercial lessees.

At December 31, 2018, the Bank maintained executive offices and back office operations at leased facilities located in Suffolk County, New York at 898 and 888 Veterans Highway in Hauppauge. The Bank leases 30 additional properties as branch locations in New York: 21 in Suffolk County; six in Nassau County; two in Queens; and one in Manhattan. Additionally, the Bank leases one property as a  loan production office in Manhattan. The Bank subleases a portion of the leased properties located in Patchogue and Melville in Suffolk County to commercial sublessees.

For additional information on the Company’s premises and equipment, see Note 6. “Premises and Equipment, net” in the notes to the consolidated financial statements.

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

Page -16-

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At February 28, 2019, the Company had approximately 996 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “BDGE”.

Performance Graph

Pursuant to the regulations of the SEC, the graph below compares the performance of the Company with that of the total return for the NASDAQ® stock market and for certain bank stocks of financial institutions with an asset size of $1 billion to $5 billion, as reported by SNL Financial LC (“SNL”) from December 31, 2013 through December 31, 2018. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

Bridge Bancorp, Inc.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Bridge Bancorp, Inc.	100.00	106.81	125.76	161.71	153.41	114.80
NASDAQ Composite	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank $1B-$5B	100.00	104.56	117.04	168.38	179.51	157.27

Page -17-

Issuer Purchases of Equity Securities

The following table sets forth information in connection with repurchases of shares of the Company’s common stock during the three months ended December 31, 2018:

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares That May
	Total Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
	Purchased (1)	Paid per Share	or Programs	Programs (2)
October 1, 2018 through October 31, 2018	—	$—	—	167,041
November 1, 2018 through November 30, 2018	566	30.08	—	167,041
December 1, 2018 through December 31, 2018	—	—	—	167,041
Total	566	30.08	—	167,041

(1)	Represents shares withheld by the Company to pay the taxes associated with the vesting of restricted stock awards.
(2)

The Board of Directors approved a stock repurchase plan in March 2006 that authorized the repurchase of 309,000 shares. In February 2019, the Company announced the adoption of a new stock repurchase plan for up to 1,000,000 shares, replacing the previous plan. There is no expiration date for the stock repurchase plan. No shares were purchased under a repurchase program during the quarter ended December 31, 2018.

Page -18-

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

	December 31,
Selected Financial Data:	2018	2017	2016	2015	2014
Securities available for sale, at fair value	$680,886	$759,916	$819,722	$800,203	$587,184
Securities, restricted	24,028	35,349	34,743	24,788	10,037
Securities held to maturity	160,163	180,866	223,237	208,351	214,927
Loans held for investment	3,275,811	3,102,752	2,600,440	2,410,774	1,338,327
Total assets	4,700,744	4,430,002	4,054,570	3,781,959	2,288,524
Total deposits	3,886,393	3,334,543	2,926,009	2,843,625	1,833,779
Total stockholders’ equity	453,830	429,200	407,987	341,128	175,118

	Year Ended December 31,
Selected Operating Data:	2018	2017	2016	2015	2014
Total interest income	$168,984	$149,849	$137,716	$106,240	$74,910
Total interest expense	32,204	22,689	16,845	10,129	7,460
Net interest income	136,780	127,160	120,871	96,111	67,450
Provision for loan losses	1,800	14,050	5,550	4,000	2,200
Net interest income after provision for loan losses	134,980	113,110	115,321	92,111	65,250
Total non-interest income	11,568	18,102	16,046	12,668	8,166
Total non-interest expense	98,180	91,727	77,081	72,890	52,414
Income before income taxes	48,368	39,485	54,286	31,889	21,002
Income tax expense	9,141	18,946	18,795	10,778	7,239
Net income (1)(2)(3)(4)(5)	$39,227	$20,539	$35,491	$21,111	$13,763

Selected Financial Ratios and Other Data:
Return on average equity (1)(2)(3)(4)(5)	8.66%	4.64%	9.82%	7.91%	7.76%
Return on average assets (1)(2)(3)(4)(5)	0.87	0.49	0.92	0.71	0.64
Average equity to average assets	10.08	10.53	9.38	9.01	8.27
Dividend payout ratio (1)(2)(3)(4)(5)	46.76	88.80	45.48	63.55	77.43
Basic earnings per share (1)(2)(3)(4)(5)	$1.97	$1.04	$2.01	$1.43	$1.18
Diluted earnings per share (1)(2)(3)(4)(5)	1.97	1.04	2.00	1.43	1.18
Cash dividends declared per common share	0.92	0.92	0.92	0.92	0.92

(1)

2018 amount includes $6.2 million of net securities losses, net of taxes, associated with the balance sheet restructure, $6.9 million of net fraud loss, net of taxes, related to the fraudulent conduct of a business customer through its deposit accounts at BNB, and $0.6 million of office relocation costs, net of taxes.

(2)

2017 amount includes $5.2 million, net of taxes, associated with restructuring costs and a charge of $7.6 million associated with the write-down of deferred tax assets due to the enactment of the Tax Act.

(3)	2016 amount includes reversal of $0.6 million of acquisition costs, net of taxes, associated with the CNB and FNBNY acquisitions.
(4)	2015 amount includes $6.3 million of acquisition costs, net of taxes, associated with the CNB acquisition.
(5)	2014 amount includes $3.8 million of acquisition costs, net of taxes, associated with the FNBNY and CNB acquisitions and branch restructuring costs.

Page -19-

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

Overview

Who The Company Is and How It Generates Income

Bridge Bancorp, Inc., a New York corporation, is a bank holding company formed in 1989. On a parent-only basis, the Company has had minimal results of operations. The Company is dependent on dividends from its wholly-owned subsidiary, BNB Bank, its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non-interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, investment services, income from its title insurance subsidiary, and net gains on sales of securities and loans. The level of its non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from its title insurance subsidiary, and income tax expense, further affects the Bank’s net income. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders’ equity.

Year and Quarterly Highlights

•	Net income for the 2018 fourth quarter of $13.9 million, or $0.70 per diluted share.

•	Net income for the full year 2018 was $39.2 million, or $1.97 per diluted share, compared to $20.5 million, or $1.04 per diluted share, for the full year 2017. Inclusive of:

Page -20-

oPre-tax charge of $8.9 million, or $0.35 per diluted share after tax, related to the fraudulent conduct of a business customer through its deposit accounts at BNB in the 2018 third quarter.

oPre-tax net securities losses of $7.9 million, or $0.31 per diluted share after tax, related to the Company’s balance sheet restructure in the 2018 second quarter.

oPre-tax charge of $0.8 million, or $0.03 per diluted share after tax, related to the Company’s office relocation costs in the 2018 fourth quarter.

•	Net interest income increased to $136.8 million for 2018, compared to $127.2 million in 2017.
•	Tax-equivalent net interest margin was 3.33% for 2018 and 3.34% in 2017.
•	Total assets of $4.7 billion at December 31, 2018, an increase of $270.7 million, or 6.1%, over December 31, 2017.
•	Total loans held for investment at December 31, 2018 of $3.3 billion, an increase of $173.1 million, or 5.6%, over December 31, 2017.
•	Total deposits of $3.9 billion at December 31, 2018, an increase of $551.9 million, or 16.5%, over December 31, 2017.
•	Allowance for loan losses was 0.96% of loans as of December 31, 2018, compared to 1.02% at December 31, 2017.
•	A cash dividend of $0.23 per share was declared and paid in January 2019 for the fourth quarter.

Significant Recent Events

Net Fraud Loss

The Company incurred a pre-tax charge, net of recovery, of $8.9 million in 2018 relating to the fraudulent conduct of a business customer through its deposit accounts at the Bank. The Company is working with the appropriate law enforcement authorities in connection with this matter. The customer has filed a petition pursuant to Chapter 11 of the bankruptcy code. In January 2019, the Company filed a claim for the loss with its insurance carrier,  however, the extent and amount of coverage is not yet certain.

Challenges and Opportunities

In December 2018,  in view of realized and expected labor market conditions and inflation, the Federal Open Market Committee (“FOMC”) decided to raise the target range for the federal funds rate to 2.25 to 2.50 percent.  Information received since the FOMC met in December indicates that the labor market has continued to strengthen and that economic activity has been rising at a solid rate. On a 12-month basis, both overall inflation and inflation for items other than food or energy remain near 2 percent. In support of its goals to foster maximum employment and price stability, in January 2019 the FOMC decided to maintain the target range for the federal funds rate at 2.25 to 2.50 percent. The FOMC continues to view sustained expansion of economic activity, strong labor market conditions, and inflation near the FOMC’s symmetric 2 percent objective as the most likely outcomes. In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC will assess realized and expected economic conditions relative to its maximum employment objective and its symmetric 2.00 percent inflation objective. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments.

Interest rates have been at or near historic lows for an extended period of time. Growth and service strategies have the potential to offset the compression on the net interest margin with volume as the customer base grows through expanding the Bank’s footprint, while maintaining and developing existing relationships. Since 2010, the Bank has opened fifteen branches, including one in November 2018 in Melville, New York. The Bank has also grown through acquisitions

Page -21-

including the June 2015 acquisition of Community National Bank (“CNB”), the February 2014 acquisition of First National Bank of New York (“FNBNY”), and the May 2011 acquisition of Hamptons State Bank (“HSB”).  Management will continue to seek opportunities to expand its reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships. Recent and pending acquisitions of local competitors may also provide additional growth opportunities.

The Bank continues to face challenges associated with ever-increasing regulations and the current low interest rate environment. Over time, additional rate increases should provide some relief to net interest margin compression as new loans are funded and securities are reinvested at higher rates. However, in the short term, the fair value of available for sale securities declines when rates increase, resulting in net unrealized losses and a reduction in stockholders’ equity. Strategies for managing for the eventuality of higher rates have a cost. Extending liability maturities or shortening the term of assets increases interest expense and reduces interest income. An additional method for managing in a higher rate environment is to grow stable core deposits, requiring continued investment in people, technology and branches. Over time, these strategies should provide long-term benefits.

The Company has established five strategic objectives to achieve its vision: (1) acquire new customers in growth markets; (2) build new sales and marketing disciplines; (3) deepen customer relationships; (4) expand use of automation; and (5) improve talent management. Management believes there remain opportunities to grow its franchise and that continued investments to generate core funding, quality loans and new sources of revenue remain keys to continue creating long-term shareholder value. The ability to attract, retain, train and cultivate employees at all levels of the Company remains significant to meeting corporate objectives. In particular, management is focused on expanding and retaining its loan team as it continues to grow the loan portfolio. The Company has capitalized on opportunities presented by the market and diligently seeks opportunities to grow and strengthen the franchise. The Company recognizes the potential risks of the current economic environment and will monitor the impact of market events as management evaluates loans and investments and considers growth initiatives. Management and the Board have built a solid foundation for growth and the Company is positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

Critical Accounting Policies

Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2018 contains a summary of significant accounting policies. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policy with respect to the methodologies used to determine the allowance for loan losses is its most critical accounting policy. This policy is important to the presentation of the financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition.

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

Page -22-

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with the Bank’s lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down into loans with homogenous characteristics by loan type and include commercial real estate mortgages, owner and non-owner occupied; multi-family mortgage loans; residential real estate mortgages, home equity loans; commercial, industrial and agricultural loans, secured and unsecured; real estate construction and land loans; and consumer loans. Management considers a variety of factors in determining the adequacy of the valuation allowance and has developed a range of valuation allowances necessary to adequately provide for probable incurred losses in each pool of loans. Management considers the Bank’s charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, management evaluates and considers credit risk ratings, which includes management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, management evaluates and considers the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

For Purchased Credit Impaired (“PCI”) loans, a valuation allowance is established when it is probable that the Bank will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition. A specific allowance is established when subsequent evaluations of expected cash flows from PCI loans reflect a decrease in those estimates. The allowance established represents the excess of the recorded investment in those loans over the present value of the currently estimated future cash flow, discounted at the last effective accounting yield.

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

The Credit Risk Management Committee (“CRMC”) is comprised of Bank management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the CRMC, based on its risk assessment of the entire portfolio. Each quarter, members of the CRMC meet with the Credit Risk Committee of the Board to review credit risk trends and the adequacy of the allowance for loan losses. Based on the CRMC’s review of the classified loans, delinquency and charge-off trends, and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2018 and 2017, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the Bank’s loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the

Page -23-

allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding the allowance for loan losses, see Note 5 of the Notes to the Consolidated Financial Statements.

Net Income

Net income for the year ended December 31, 2018 totaled $39.2 million, or $1.97 per diluted share, compared to $20.5 million, or $1.04 per diluted share, for the year ended December 31, 2017 and $35.5 million, or $2.00 per diluted share, for the year ended December 31, 2016. Net income increased  $18.7 million, or 91.0%, in 2018 compared to 2017, and net income for 2017 decreased $15.0 million, or 42.1%, as compared to 2016. Changes in net income for the year ended December 31, 2018 compared to December 31, 2017 include: (i) a  $9.6 million, or 7.6%, increase in net interest income; (ii) a $12.3 million, or 87.2%, decrease in the provision for loan losses;  (iii) a $6.5 million, or 36.1%, decrease in total non-interest income; (iv) a $6.5 million, or 7.0%, increase in total non-interest expense;  and (v) a $9.8 million, or 51.8%, decrease in income tax expense. The effective income tax rate was 18.9% for 2018 compared to 48.0% for 2017. Changes in net income for the year ended December 31, 2017 compared to December 31, 2016 include: (i) a $6.3 million, or 5.2%, increase in net interest income; (ii) an $8.5 million increase in the provision for loan losses; (iii) a $2.1 million, or 12.8%, increase in total non-interest income; and (iv) a $14.6 million, or 19.0%, increase in total non-interest expense. The effective income tax rate was 48.0% for 2017 compared to 34.6% for 2016.

The weighted average common and common equivalent shares outstanding used in the computation of diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 were 19.5 million, 19.4 million and 17.9 million, respectively. Weighted average common and common equivalent shares outstanding were higher for the year ended December 31, 2017 versus 2016 due in part to the $50 million common stock offering in November 2016.

Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest- bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and its consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities for those periods on a tax-equivalent basis based on the U.S. federal statutory tax rate.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include non-accrual loans. The yields and costs include fees and costs, which are considered adjustments to yields. Interest on non-accrual loans has been included only to the extent reflected in the consolidated statements of income. The Tax Act lowered the U.S, federal statutory tax rate from 35% to 21% effective as of January 1, 2018. The Company’s tax-equivalent adjustment to interest income decreased for the year ended December 31, 2018 as a result of the lower federal statutory tax rate in 2018. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of FASB ASC 320, “Investments - Debt and Equity Securities.”

Page -24-

	Year Ended December 31,
	2018			2017			2016
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans, net (1)(2)	$3,167,933	$144,568	4.56%	$2,774,422	$126,802	4.57%	$2,494,750	$117,114	4.69%
Mortgage-backed securities, CMOs and other asset-backed securities	679,805	16,591	2.44	737,212	15,231	2.07	681,899	13,484	1.98
Taxable securities	168,326	5,413	3.22	220,744	6,074	2.75	219,049	5,612	2.56
Tax-exempt securities (2)	62,595	1,932	3.09	90,077	2,835	3.15	83,677	2,689	3.21
Deposits with banks	52,143	1,076	2.06	24,554	278	1.13	29,054	147	0.51
Total interest-earning assets (2)	4,130,802	169,580	4.11	3,847,009	151,220	3.93	3,508,429	139,046	3.96
Non-interest-earning assets:
Cash and due from banks	76,730			70,053			62,676
Other assets	285,546			283,966			278,455
Total assets	$4,493,078			$4,201,028			$3,849,560

Interest-bearing liabilities:
Savings, NOW and money market deposits	$1,922,515	$15,928	0.83%	$1,717,529	$7,858	0.46%	$1,585,158	$5,250	0.33%
Certificates of deposit of $100,000 or more	184,438	3,007	1.63	147,366	1,843	1.25	126,904	932	0.73
Other time deposits	107,153	1,801	1.68	72,550	725	1.00	96,842	684	0.71
Federal funds purchased and repurchase agreements	69,604	1,200	1.72	132,514	1,571	1.19	162,118	1,075	0.66
FHLB advances	324,653	5,729	1.76	401,258	6,105	1.52	275,591	3,001	1.09
Subordinated debentures	78,706	4,539	5.77	78,566	4,539	5.78	78,427	4,539	5.79
Junior subordinated debentures	—	—	—	668	48	7.19	15,620	1,364	8.73
Total interest-bearing liabilities	2,687,069	32,204	1.20	2,550,451	22,689	0.89	2,340,660	16,845	0.72
Non-interest-bearing liabilities:
Demand deposits	1,310,857			1,174,840			1,110,824
Other liabilities	42,392			33,465			36,839
Total liabilities	4,040,318			3,758,756			3,488,323
Stockholders' equity	452,760			442,272			361,237
Total liabilities and stockholders' equity	$4,493,078			$4,201,028			$3,849,560

Net interest income/net interest rate spread (2) (3)		137,376	2.91%		128,531	3.04%		122,201	3.24%
Net interest-earning assets	$1,443,733			$1,296,558			$1,167,769
Net interest margin (2) (4)			3.33%			3.34%			3.48%
Tax-equivalent adjustment		(596)	(0.02)		(1,371)	(0.03)		(1,330)	(0.03)
Net interest income		$136,780			$127,160			$120,871
Net interest margin (4)			3.31%			3.31%			3.45%

Ratio of interest-earning assets to interest-bearing liabilities			153.73%			150.84%			149.89%

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.
(2)	Presented on a tax-equivalent basis based on the U.S. federal statutory tax rate of 21%, 35% and 35% for the years ended December 2018, 2017 and 2016, respectively.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The following table illustrates the extent to which changes in interest rates and in the volume of average interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous

Page -25-

volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average interest-earning assets include non-accrual loans.

	Year Ended December 31,
	2018 Over 2017			2017 Over 2016
	Changes Due To			Changes Due To
			Net			Net
(In thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income on interest-earning assets:
Loans, net (1) (2)	$17,958	$(192)	$17,766	$12,754	$(3,066)	$9,688
Mortgage-backed securities, CMOs and other asset-backed securities	(1,251)	2,611	1,360	1,137	610	1,747
Taxable securities	(1,585)	924	(661)	43	419	462
Tax-exempt securities (2)	(849)	(54)	(903)	200	(54)	146
Deposits with banks	461	337	798	(26)	157	131
Total interest income on interest-earning assets (2)	14,734	3,626	18,360	14,108	(1,934)	12,174

Interest expense on interest-bearing liabilities:
Savings, NOW and money market deposits	1,035	7,035	8,070	463	2,145	2,608
Certificates of deposit of $100,000 or more	527	637	1,164	168	743	911
Other time deposits	443	633	1,076	(198)	239	41
Federal funds purchased and repurchase agreements	(919)	548	(371)	(225)	721	496
FHLB advances	(1,267)	891	(376)	1,662	1,442	3,104
Subordinated debentures	8	(8)	—	9	(9)	—
Junior subordinated debentures	(48)	—	(48)	(1,111)	(205)	(1,316)
Total interest expense on interest-bearing liabilities	(221)	9,736	9,515	768	5,076	5,844
Net interest income (2)	$14,955	$(6,110)	$8,845	$13,340	$(7,010)	$6,330

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.
(2)	Presented on a tax equivalent basis based on the U.S. federal statutory tax rate of 21%, 35% and 35% for the years ended December 2018, 2017 and 2016, respectively.

Net interest income was $136.8 million for the year ended December 31, 2018 compared to $127.2 million in 2017 and $120.9 million in 2016. The increase in net interest income was $9.6 million, or 7.6%, in 2018 as compared to 2017 and $6.3 million, or 5.2%, in 2017 as compared to 2016. Average net interest-earning assets increased $147.2 million to $1.4 billion for the full year 2018 compared to $1.3 billion for the full year 2017 and increased $128.8 million to $1.3 billion for the full year 2017 compared to $1.2 billion for the full year 2016. The increase in average net interest-earning assets in 2018 reflects organic growth in loans and a decrease in average borrowings, partially offset by  a decrease in average investment securities and an increase in average deposits. The increase in average net interest-earning assets in 2017 reflects organic growth in loans and an increase in average investment securities, partially offset by increases in average deposits and average borrowings. Tax-equivalent net interest margin decreased to 3.33% in 2018 compared to 3.34% in 2017 and 3.48% in 2016. The decrease in tax-equivalent net interest margin for 2018 compared to 2017 reflects higher overall funding costs due in part to the Fed Funds rate increases in 2018 and 2017, partially offset by a higher average yield on interest-earning assets primarily due to loan portfolio growth, and a higher average yield on investment securities. The decrease in the net interest margin for 2017 compared to 2016 reflects the higher overall funding costs due in part to the Fed Funds rate increases in 2017 and 2016, partially offset by the decrease in costs associated with the junior subordinated debentures, which were redeemed in January 2017.

Total interest income increased to $169.0 million in 2018 compared to $149.8 million in 2017 as average interest-earning assets increased $283.8 million, or 7.4%, to $4.1 billion in 2018 compared to $3.8 billion in 2017. Interest income increased to $149.8 million in 2017 compared to $137.7 million in 2016,  as average interest-earning assets increased  $338.6 million to $3.8 billion in 2017 compared to $3.5 billion in 2016.  The increase in average interest-earning assets in 2018 reflects organic growth in loans, partially offset by a decrease in average investment securities. The increase in average interest-earning assets in 2017 reflects organic growth in loans and an increase in average investment securities. The tax-equivalent average yield on interest-earning assets was 4.11%  in 2018, 3.93% in 2017 and 3.96% in 2016.

Interest income on loans increased to $144.4 million in 2018 compared to $126.4 million in 2017 and $116.7 million in 2016, primarily due to growth in the loan portfolio, partially offset by a decrease in the average yield on loans. For the year ended December 31, 2018, average loans grew by $393.5 million, or 14.2%, to $3.2 billion as compared to $2.8 billion in

Page -26-

2017, and increased $279.7 million, or 11.2%, in 2017 as compared to $2.5 billion in 2016. The increases in average loans were the result of the organic growth in commercial real estate mortgage loans, residential mortgage loans, commercial and industrial loans, multi-family mortgage loans, and real estate construction and land loans.  The tax-equivalent average yield on loans was 4.56% in 2018, 4.57% in 2017 and 4.69% in 2016. The Company remains committed to growing loans with prudent underwriting, sensible pricing and limited credit and extension risk.

Interest income on investment securities increased to $23.5 million in 2018 from $23.1 million in 2017 and $20.8 million in 2016. The increase in 2018 compared to 2017 reflects a higher average yield on investment securities, partially offset by a decrease in the average investment securities. The increase in 2017 compared to 2016 reflects a higher average yield on investment securities and growth in the investment securities portfolio. For the year ended December 31, 2018, average total investment securities decreased $137.3 million, or 13.1%, to $910.7 million as compared to $1.0 billion in 2017, and increased $63.4 million in 2017 compared to $984.6 million in 2016. Interest income on investment securities included net amortization of premiums on securities of $4.0 million in 2018, compared to $6.4 million in 2017 and $6.5 million in 2016.

Total interest expense increased to $32.2 million in 2018, compared to $22.7 million in 2017 and $16.8 million in 2016. The increase in total interest expense in 2018 compared to 2017 was a result of an increase in the average cost of interest-bearing liabilities coupled with an increase in average deposits, partially offset by a decrease in average borrowings. The increase in total interest expense in 2017 compared to 2016 was a result of an increase in the average cost of interest-bearing liabilities coupled with an increase in average interest-bearing liabilities. The average cost of interest-bearing liabilities was 1.20% in 2018, 0.89% in 2017, and 0.72% in 2016. The increase in the average cost of interest-bearing liabilities was primarily due to higher overall funding costs, due in part to the Fed Funds rate increases in 2018, 2017 and 2016, partially offset by the decrease in costs associated with the junior subordinated debentures, which were redeemed in January 2017. Since the Company’s interest-bearing liabilities generally reprice or mature more quickly than its interest-earning assets, in a rising rate environment the cost of funds increases faster than the yields on assets.  The Company began extending the terms of certain matured borrowings by utilizing interest rate swap agreements at the end of the 2017 first quarter in anticipation of further Fed Funds rate increases. Additionally, a  large percentage of deposits in money market accounts reprice at short-term market rates making the balance sheet more liability sensitive. The Bank continues its prudent management of deposit pricing. Average total interest-bearing liabilities were $2.7 billion in 2018, compared to $2.6 billion in 2017 and $2.3 billion in 2016. The increase in average interest-bearing liabilities in 2018 compared to 2017 was primarily due to an increase in average deposits, partially offset by a decrease in average borrowings. The increase in average interest-bearing liabilities in 2017 compared to 2016 was primarily due to increases in both average borrowings and average deposits.

For the year ended December 31, 2018, average total deposits increased by $412.7 million to $3.5 billion as compared to $3.1 billion in 2017, and increased by $192.6 million, or 6.6%, in 2017 as compared to $2.9 billion in 2016. The increase in average total deposits reflects higher average savings, NOW and money market deposits, average demand deposits, and average certificates of deposit. The average balances in savings, NOW and money market accounts increased $205.0 million, or 11.9%, in 2018 compared to 2017, and increased $132.4 million, or 8.4%, in 2017 compared to 2016. The average cost of savings, NOW and money market accounts was 0.83% for the year ended December 31, 2018, compared to 0.46% in 2017 and 0.33% in 2016. Average demand deposits increased $136.0 million, or 11.6%, in 2018 compared to 2017, and increased $64.0 million, or 5.8%, in 2017 compared to 2016. Average balances in certificates of deposit increased $71.7 million, or 32.6%, to $291.6 million in 2018 compared to 2017 and decreased $3.8 million, or 1.7%, in 2017 as compared to 2016. The cost of average certificates of deposit increased to 1.65% for the year ended December 31, 2018 compared to 1.17% in 2017 and 0.72% in 2016.  Average public fund deposits comprised 15.4% of total average deposits during 2018, compared to 16.0% in 2017 and 17.1% in 2016.

Average federal funds purchased and repurchase agreements decreased $62.9 million, or 47.5%, to $69.6 million for the year ended December 31, 2018 compared to $132.5 million for 2017, and decreased $29.6 million, or 18.3%, in 2017 compared to $162.1 million for 2016. Average FHLB advances decreased $76.6 million, or 19.1%, to $324.7 million for the year ended December 31, 2018, compared to $401.3 million in 2017 and increased $125.7 million in 2017 compared to $275.6 million in 2016. Average subordinated debentures increased $140 thousand, or 0.2%, to $78.7 million for the year ended December 31, 2018, compared to $78.6 million for 2017, and increased $139 thousand, or 0.2%, compared to $78.4 million in 2016. The junior subordinated debentures were redeemed in January 2017.

Page -27-

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

Based on the Company’s continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $1.8 million was recorded in 2018, as compared to $14.1 million in 2017 and $5.6 million in 2016. Net charge-offs were $2.1 million for the year ended December 31, 2018, as compared to $8.2 million for the year ended December 31, 2017 and $0.4  million for the year ended December 31, 2016.  The charge-offs in 2018 resulted from the charge-off of one loan which was fully reserved for and partial charge-offs recognized on eleven taxi medallion loans attributable to payoff settlements accepted by the Bank. The charge-offs in 2017 resulted primarily from the charge-off of loans and specific reserves associated with two specific relationships. The ratio of allowance for loan losses to non-accrual loans was 1,119%, 456% and 2,087% at December 31, 2018, 2017, and 2016, respectively. The allowance for loan losses totaled  $31.4 million at December 31, 2018, $31.7 million at December 31, 2017 and $25.9 million at December 31, 2016. The allowance as a percentage of total loans was 0.96%, 1.02% and 1.00% at December 31, 2018, 2017, and 2016, respectively. Management continues to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties and the New York City boroughs.

Loans totaling $87.9 million or 2.7%, of total loans at December 31, 2018 were categorized as classified loans compared to $85.3 million or 2.8%, at December 31, 2017 and $84.3 million, or 3.2%, at December 31, 2016. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as management has information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly.

At December 31, 2018, $35.0 million of these classified loans were commercial real estate (“CRE”) loans. Of the $35.0 million of CRE loans, $33.5 million were current and $1.5 million were past due. At December 31, 2018, $12.4 million of classified loans were residential real estate loans with $11.0 million current and $1.4 million past due. Commercial, industrial, and agricultural loans represented $39.7 million of classified loans, with $39.1 million current and $0.6 million past due. Taxi medallion loans represented $16.2 million of the classified commercial, industrial and agricultural loans at December 31, 2018. All of the Bank’s taxi medallion loans are collateralized by New York City medallions and have personal guarantees. All taxi medallion loans were current as of December 31, 2018. No new originations of taxi medallion loans are currently planned and management expects these balances to continue to decline through amortization and pay-offs. During the year ended December 31, 2018, nine taxi medallion loans totaling $6.9 million, net of charge-offs, were paid off. Four were paid in full and the Bank accepted settlements on the other five which resulted in partial charge-offs. In January 2019, seven additional taxi medallion loans, totaling $6.2 million, net of charge-offs, were paid off under Bank accepted settlements. The charge-offs related to these settlements were recognized in the 2018 fourth quarter. Taxi medallion loan charge-offs, net of recoveries, totaled $0.9 million for the year ended December 31, 2018. At December 31, 2018, there was $0.3 million of classified real estate construction and land loans which were current and $0.4 million of classified multi-family loans which were current.

CRE loans, including multi-family loans, represented $2.0 billion, or 59.9%, of the total loan portfolio at December 31, 2018 compared to $1.9 billion, or 61.0%, at December 31, 2017 and $1.5 billion, or 59.2%, at December 31, 2016. The Bank’s underwriting standards for CRE loans require an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan.  In addition, the Bank’s underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%.  The Bank considers charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on commercial real estate values when evaluating the appropriate level of the allowance for loan losses.

Page -28-

As of December 31, 2018 and 2017, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $19.4 million and $22.5 million, respectively. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified non-accrual loans and troubled debt restructuring loans (“TDRs”) and at December 31, 2018 included $2.7 million in other impaired performing loans related to three taxi medallion loans which paid off in January 2019. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310‑10‑35‑22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral less costs to sell is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral less costs to sell or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. The decrease in impaired loans from December 31, 2017 was attributable to the payoff of certain TDRs, coupled with a decrease in non-accrual loans due to the charge-off of one loan and sales and payoffs, partially offset by new TDRs during the year ended December 2018. During the year ended December 31, 2018, the Bank modified certain loans as TDRs totaling $9.2 million.

Non-accrual loans were  $2.8 million, or 0.09%, of total loans at December 31, 2018 compared to $7.0 million, or 0.22%, of total loans at December 31, 2017. TDRs represent $133 thousand of the non-accrual loans at December 31, 2018 and $5 thousand at December 31, 2017.

The Bank’s other real estate owned at December 31, 2018 was $0.2 million, consisting of one property, compared to none at December 31, 2017.

The following table sets forth changes in the allowance for loan losses:

	Year Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Beginning balance	$31,707	$25,904	$20,744	$17,637	$16,001
Charge-offs:
Commercial real estate mortgage loans	—	—	—	(50)	(461)
Residential real estate mortgage loans	(24)	—	(56)	(249)	(257)
Commercial, industrial and agricultural loans	(2,806)	(8,245)	(930)	(827)	(104)
Installment/consumer loans	(11)	(49)	(1)	(2)	(2)
Total	(2,841)	(8,294)	(987)	(1,128)	(824)
Recoveries:
Commercial real estate mortgage loans	—	—	109	—	—
Residential real estate mortgage loans	3	28	96	79	170
Commercial, industrial and agricultural loans	747	16	386	149	87
Installment/consumer loans	2	3	6	7	3
Total	752	47	597	235	260
Net charge-offs	(2,089)	(8,247)	(390)	(893)	(564)
Provision for loan losses charged to operations	1,800	14,050	5,550	4,000	2,200
Ending balance	$31,418	$31,707	$25,904	$20,744	$17,637
Ratio of net charge-offs during period to average loans outstanding	(0.07)%	(0.30)%	(0.02)%	(0.04)%	(0.04)%

Page -29-

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the total allowance for loan losses by loan classification:

	December 31,
	2018		2017		2016		2015		2014
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Total		to Total		to Total		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$10,792	42.0%	$11,048	41.7%	$9,225	42.0%	$7,850	43.8%	$6,994	44.5%
Multi-family mortgage loans	2,566	17.9	4,521	19.2	6,264	20.0	4,208	14.6	2,670	16.4
Residential real estate mortgage loans	3,935	15.9	2,438	15.0	1,495	14.1	2,115	16.3	2,208	11.7
Commercial, industrial and agricultural loans	12,722	19.8	12,838	19.9	7,837	20.2	5,405	20.8	4,526	21.8
Real estate construction and land loans	1,297	3.8	740	3.5	955	3.1	1,030	3.8	1,104	4.8
Installment/consumer loans	106	0.6	122	0.7	128	0.6	136	0.7	135	0.8
Total	$31,418	100.0%	$31,707	100.0%	$25,904	100.0%	$20,744	100.0%	$17,637	100.0%

Non-Interest Income

Total non-interest income decreased $6.5 million, or 36.1%, in 2018 to $11.6 million, compared to $18.1 million in 2017  and increased by $2.1 million, or 12.8%, to $18.1 million in 2017 compared to $16.0 million in 2016. The decrease in total non-interest income in 2018 compared to 2017 was primarily due to a $7.9 million net securities loss related to the balance sheet restructure in the second quarter 2018, and a decrease in title fee income, partially offset by increases in service charges and other fees, other operating income and gain on sale of Small Business Administration (“SBA”) loans. The increase in total non-interest income in 2017 compared to 2016 was primarily due to increases in service charges and other fees, gain on sale of SBA loans, title fee income, other operating income, BOLI income, partially offset by a decrease in net securities gains.

Net securities losses of $7.9 million were recognized in 2018 compared to net securities gains of $38 thousand in 2017 and $0.4 million in 2016. The net securities losses in 2018 were attributable to the sale of $240.3 million of securities related to balance sheet restructure in the second quarter 2018. The net securities gains in 2016 were primarily attributable to the sale of $235.7 million of lower yielding securities in the 2016 second quarter as part of a deleveraging strategy by the Company.

Other operating income increased $0.8 million to $3.5 million in 2018, compared to $2.7 million in 2017, primarily due to a $0.5 million increase in net gain of sale of loans, and increased $0.4 million to $2.7 million in 2017 compared to $2.3 million in 2016, primarily due to an increase in loan swap fee income of $0.9 million.

Non-Interest Expense

Total non-interest expense increased $6.5 million, or 7.0%, to $98.2 million in 2018 from $91.7 million in 2017, and increased $14.6 million, or 19.0%, to $91.7 million in 2017 compared to $77.1 million in 2016. The increase in 2018 compared to 2017 is primarily due to an $8.9 million net fraud loss, higher salaries and benefits, professional services, office relocation costs, technology and communications expenses, and FDIC assessments, partially offset by lower occupancy and equipment, and marketing and advertising expenses. The increase in 2017 compared to 2016 is primarily due to restructuring costs related to branch restructuring and charter conversion, and higher salaries and employee benefits, occupancy and equipment, technology and communications, marketing and advertising, and other operating expenses, partially offset by lower amortization of other intangible assets, professional services and FDIC assessments. The reversal of accrued acquisition costs in 2016 is due to the reversal of pending merger related liabilities recorded at the acquisition date, which have since been settled.

The Company incurred an $8.9 million pre-tax net fraud loss charge in 2018 related to the fraudulent conduct of a business customer through its deposit accounts at the Bank. Salaries and employee benefits increased $3.9 million to $50.5 million in 2018, compared to $46.6 million 2017  and increased $5.0 million from $41.6 million in 2016. The increase in salaries and employee benefits in 2018 compared to 2017 is primarily due to additional staff related to business development, and risk management. The increase in salaries and employee benefits in 2017 compared to 2016 is primarily due to additional staff related to new branches, business development, and risk management. Occupancy and equipment decreased $0.8

Page -30-

million to $13.2 million in 2018 compared to $14.0 million in 2017 and increased $1.2 million from $12.8 million in 2016. The decrease in occupancy and equipment expense in 2018 compared to 2017 reflects the cost savings related to the execution of the Company's branch rationalization strategy. Technology and communications increased $0.7 million to $6.5 million in 2018 compared to $5.8 million in 2017 and increased $0.9 million from $4.9 million in 2016. Marketing and advertising decreased $0.1 million to $4.6 million in 2018 compared to $4.7 million in 2017 and increased $0.7 million from $4.0 million in 2016. Professional services increased $0.9 million to $4.0 million in 2018 compared to $3.1 million in 2017 and decreased $0.5 million from $3.6 million in 2016. FDIC assessments were $1.7 million in 2018, $1.3 million in 2017, and $1.6 million in 2016. The Company recorded amortization of other intangible assets of $0.9 million in 2018, $1.0 million in 2017, $2.6 million in 2016, primarily related to the CNB and FNBNY acquisitions. Other operating expenses totaled $7.2 million in 2018, $7.1 million in 2017, and $6.8 million in 2016.

Income Tax Expense

Income tax expense decreased  $9.8 million, or 51.8%, to $9.1 million in 2018 compared to $18.9 million in 2017, and increased $0.1 million, or 0.8%, from $18.8 million in 2016. The effective tax rate was 18.9% in 2018, 48.0% in 2017 and 34.6% in 2016. The decrease in 2018 compared to 2017 reflects a lower effective tax rate in 2018 due to the enactment of the Tax Act in the fourth quarter of 2017, partially offset by higher income before income taxes in 2018. Income tax expense in 2017 included a $7.6 million charge to write-down the Company’s deferred tax assets due to the enactment of the Tax Act in the fourth quarter 2017. The Company estimates it will record income tax at an effective tax rate of approximately 22% in 2019.

Financial Condition

Total assets increased $270.7 million, or 6.1%, to $4.7 billion at December 31, 2018 compared to December 31, 2017. Cash and cash equivalents increased $200.6 million to $295.4 million at December 31, 2018 compared to December 31, 2017, including proceeds from a large deposit made in December 2018 which was not readily deployed into securities or loans. Total securities decreased $111.1 million to $865.1  million at December 31, 2018 compared to December 31, 2017, which includes the Company’s sale of $238.3 million of securities in 2018.  Total loans held for investment, net, increased $173.1 million, or 5.6%, to $3.3 billion at December 31, 2018 compared to December 31, 2017, which includes the Company’s sale of $39.8 million of commercial real estate and multi-family loans in 2018. The ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality, remains a strong focus of management.

Total liabilities increased $246.1 million, or 6.2%, to $4.2 billion at December 31, 2018 compared to December 31, 2017. Total deposits increased $551.9 million, or 16.5%, to $3.9 billion at December 31, 2018 compared to December 31, 2017. Demand deposits increased $109.9 million, or 8.2%, to $1.4 billion at December 31, 2018 compared to December 31, 2017. Savings, NOW and money market deposits increased $334.8 million, or 18.9%, to $2.1 billion at December 31, 2018 compared to December 31, 2017. Certificates of deposit increased $107.1 million, or 48.2%, to $329.5 million at December 31, 2018 compared to December 31, 2017.  The deposit growth in 2018 reflects the Company’s strategy to fund loan growth primarily with deposits. Federal funds purchased were zero at December 31, 2018 compared to $50.0 million at December 31, 2017. FHLB advances decreased $260.9 million, or 52.0%, to $240.4 million at December 31, 2018 compared to December 31, 2017.  The decrease in wholesale borrowings in 2018 reflects the Company’s strategy to pay down its higher cost borrowings.

Total stockholders’ equity increased $24.6 million, or 5.7%, to $453.8 million at December 31, 2018 compared to December 31, 2017, primarily due to net income of $39.2 million, share based compensation of $3.5 million, and proceeds from the issuance of common stock under the Dividend Reinvestment Plan (“DRP”) of $1.0 million, partially offset by $18.3 million in dividends.

Loans

During 2018, the Company continued to experience growth in most loan portfolios. The concentration of loans in the Company’s primary market areas may increase risk. Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial, multi-family and residential real estate properties located in the Bank’s principal lending areas of Nassau and Suffolk Counties on Long Island and the New York

Page -31-

City boroughs.  The local economic conditions on Long Island have a significant impact on the volume of loan originations, the quality of loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and could negatively affect the financial results of the Company’s operations. Additionally, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.

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

With respect to the underwriting of loans, there are certain risks, including the risk of non-payment that are associated with each type of loan that the Bank markets. Approximately 79.6% of the Bank’s loan portfolio at December 31, 2018 was secured by real estate. Commercial real estate loans represented 42.0% of the Bank’s loan portfolio. Multi-family mortgage loans represented 17.9% of the Bank’s loan portfolio. Residential real estate mortgage loans represented 15.9% of the Bank’s loan portfolio,  including home equity lines of credit representing 2.2% and residential mortgages representing 13.7% of the Bank’s loan portfolio. Real estate construction and land loans represented 3.8% of the Bank’s loan portfolio. Risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Home equity loans represent loans originated in the Bank’s geographic markets with original loan to value ratios generally of 75% or less. The Bank’s residential mortgage portfolio included approximately $54.9 million in interest only mortgages at December 31, 2018. The underwriting standards for interest only mortgages are consistent with the remainder of the loan portfolio and do not include any features that result in negative amortization. The Bank uses conservative underwriting criteria to better insulate itself from a downturn in real estate values and economic conditions on Long Island and the New York City boroughs that could have a significant impact on the value of collateral securing the loans as well as the ability of customers to repay loans.

The remainder of the loan portfolio was comprised of commercial and consumer loans, which represented 20.4% of the Bank’s loan portfolio, at December 31, 2018. The commercial loans are made to businesses and include term loans, lines of credit, senior secured loans to corporations, equipment financing and taxi medallion loans. The primary risks associated with commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Bank must take possession of the collateral.

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

Total loans grew $173.1 million, or 5.6%, to $3.3 billion at December 31, 2018 compared to $3.1 billion at December 31, 2017 with commercial real mortgage loans being the largest contributor of the growth. Commercial real estate mortgage loans increased $79.7 million, or 6.2%, during 2018. Residential real estate mortgage loans increased $55.5 million, or 12.0%,  during 2018. Commercial, industrial and agricultural loans increased $29.7 million, or 4.8%, in 2018. Real estate construction and land loans increased $15.6 million, or 14.5%, in 2018. Multi-family mortgage loans and

Page -32-

installment/consumer loans both decreased slightly during 2018. Fixed rate loans represented 23.9% and 24.3% of total loans at December 31, 2018 and 2017, respectively.

The following table sets forth the major classifications of loans at the dates indicated:

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Commercial real estate mortgage loans	$1,373,556	$1,293,906	$1,091,752	$1,053,399	$595,397
Multi-family mortgage loans	585,827	595,280	518,146	350,793	218,985
Residential real estate mortgage loans	519,763	464,264	364,884	392,815	156,156
Commercial, industrial and agricultural loans	645,724	616,003	524,450	501,766	291,743
Real estate construction and land loans	123,393	107,759	80,605	91,153	63,556
Installment/consumer loans	20,509	21,041	16,368	17,596	10,124
Total loans	3,268,772	3,098,253	2,596,205	2,407,522	1,335,961
Net deferred loan costs and fees	7,039	4,499	4,235	3,252	2,366
Total loans held for investment	3,275,811	3,102,752	2,600,440	2,410,774	1,338,327
Allowance for loan losses	(31,418)	(31,707)	(25,904)	(20,744)	(17,637)
Net loans	$3,244,393	$3,071,045	$2,574,536	$2,390,030	$1,320,690

Selected Loan Maturity Information

The following table sets forth the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of real estate mortgage loans and installment/consumer loans to individuals as of December 31, 2018:

		After One
	Within One	But Within	After
(In thousands)	Year	Five Years	Five Years	Total
Commercial loans	$268,093	$178,192	$199,439	$645,724
Construction and land loans (1)	87,273	20,889	15,231	123,393
Total	$355,366	$199,081	$214,670	$769,117

Rate provisions:
Amounts with fixed interest rates	$18,690	$123,252	$49,321	$191,263
Amounts with variable interest rates	336,676	75,829	165,349	577,854
Total	$355,366	$199,081	$214,670	$769,117

(1)

Included in the “After Five Years” column, are one-step construction loans that contain a preliminary construction period (interest only) that automatically converts to amortization at the end of the construction phase.

Past Due, Non-accrual and Restructured Loans and Other Real Estate Owned

The following table sets forth selected information about past due, non-accrual, and restructured loans and other real estate owned:

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Loans 90 days or more past due and still accruing	$308	$1,834	$1,027	$964	$144
Non-accrual loans excluding restructured loans	2,675	6,950	909	850	713
Restructured loans - non-accrual	133	5	332	60	490
Restructured loans - performing	16,913	16,727	2,417	1,681	5,031
Other real estate owned, net	175	—	—	250	—
Total	$20,204	$25,516	$4,685	$3,805	$6,378

Page -33-

	Year Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Gross interest income that has not been paid or recorded during the year under original terms:
Non-accrual loans	$36	$110	$17	$6	$33
Restructured loans	—	—	1	1	84

Gross interest income recorded during the year:
Non-accrual loans	$39	$282	$1	$1	$4
Restructured loans	716	619	123	109	214

Commitments for additional funds	—	—	—	—	—

The following table sets forth individually impaired loans by loan classification:

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Non-accrual loans excluding restructured loans:
Commercial real estate mortgage loans	$1,158	$2,305	$185	$238	$295
Residential real estate mortgage loans	—	100	719	612	315
Commercial, industrial and agricultural loans	4	4,124	—	—	75
Total	1,162	6,529	904	850	685

Restructured loans - non-accrual:
Commercial real estate mortgage loans	—	—	—	—	300
Residential real estate mortgage loans	—	—	65	60	69
Commercial, industrial and agricultural loans	—	—	—	—	118
Total	—	—	65	60	487

Total non-performing impaired loans	1,162	6,529	969	910	1,172

Restructured loans - performing:
Commercial real estate mortgage loans	1,926	8,857	1,354	1,391	4,541
Residential real estate mortgage loans	—	—	—	—	—
Commercial, industrial and agricultural loans	13,535	7,106	1,030	290	489
Total	15,461	15,963	2,384	1,681	5,030

Impaired loans - performing:
Commercial real estate mortgage loans	—	—	—	—	—
Residential real estate mortgage loans	—	—	—	—	—
Commercial, industrial and agricultural loans	2,732	—	—	—	—
Total	2,732	—	—	—	—

Total performing impaired loans	18,193	15,963	2,384	1,681	5,030

Total impaired loans	$19,355	$22,492	$3,353	$2,591	$6,202

Securities

Securities totaled $865.1 million at December 31, 2018 compared to $976.1 million at December 31, 2017, including restricted securities totaling $24.0 million at December 31, 2018 and $35.3 million at December 31, 2017. The available for sale portfolio decreased $79.0 million to $680.9 million from $759.9 million at December 31, 2017. Securities classified as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. During 2018, the Company sold $238.3 million of securities available for sale compared to $52.4 million in 2017. The decrease in securities available for sale is primarily the result of a $93.4 million decrease in residential mortgage-backed securities, a $46.3 million decrease in state and municipal obligations, and a $27.8 million decrease in GSE securities, partially offset by a $50.4 million increase in residential collateralized mortgage obligations, and a $41.9 million increase in commercial collateralized mortgage obligations. Securities held to maturity decreased $20.7 million to $160.2 million at December 31, 2018 compared to $180.9 million at December 31, 2017. The decrease in securities held to maturity is primarily the result of a $1.9 million decrease in commercial collateralized mortgage obligations, a $6.0 million decrease in residential collateralized mortgage obligations, a $7.2 million decrease in state and municipal obligations, and a $3.9 million decrease in commercial mortgage-backed securities. Fixed rate securities

Page -34-

represented 88.4% of total available for sale and held to maturity securities at December 31, 2018 compared to 87.5% at December 31, 2017.

The following table sets forth the fair values, amortized costs, contractual maturities and approximate weighted average yields of the available for sale and held to maturity securities portfolios at December 31, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have been computed on a tax equivalent basis based on the U.S. federal statutory tax rate of 21%.

	December 31, 2018
	Within			After One But			After Five But			After
	One Year			Within Five Years			Within Ten Years			Ten Years			Total
(Dollars in thousands)	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost
Available for sale:
U.S. GSE securities	$—	$—	—%	$14,546	$14,997	1.76%	$14,504	$15,000	2.43%	$—	$—	—%	$29,050	$29,997
State and municipal obligations	5,028	5,049	1.73	11,744	11,786	2.76	20,011	20,186	2.92	3,948	3,959	3.87	40,731	40,980
U.S. GSE residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	93,538	96,536	2.27	93,538	96,536
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	—	—	5,153	5,085	3.07	352,624	357,820	2.79	357,777	362,905
U.S. GSE commercial mortgage-backed securities	—	—	—	3,508	3,536	2.46	—	—	—	—	—	—	3,508	3,536
U.S. GSE commercial collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	90,638	93,177	3.02	90,638	93,177
Other asset backed securities	—	—	—	—	—	—	—	—	—	23,219	24,250	3.79	23,219	24,250
Corporate bonds	—	—	—	—	—	—	42,425	46,000	3.06	—	—	—	42,425	46,000
Total available for sale	$5,028	$5,049	1.73%	$29,798	$30,319	2.23%	$82,093	$86,271	2.92%	$563,967	$575,742	2.79%	$680,886	$697,381

Held to maturity:
State and municipal obligations	$2,394	$2,404	2.17%	$25,988	$25,954	3.21%	$24,876	$24,882	3.79%	$296	$300	3.38%	$53,554	$53,540
U.S. GSE residential mortgage-backed securities	—	—	—	—	—	—	7,105	7,333	1.84	2,247	2,355	2.22	9,352	9,688
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	—	—	5,123	5,211	2.17	42,154	43,033	2.70	47,277	48,244
U.S. GSE commercial mortgage-backed securities	—	—	—	5,997	6,048	2.47	4,743	4,915	2.27	7,742	8,135	2.99	18,482	19,098
U.S. GSE commercial collateralized mortgage obligations	—	—	—	2,558	2,687	1.56	—	—	—	25,569	26,906	2.62	28,127	29,593
Total held to maturity	2,394	2,404	2.17	34,543	34,689	2.95	41,847	42,341	3.08	78,008	80,729	2.69	156,792	160,163
Total securities	$7,422	$7,453	1.87%	$64,341	$65,008	2.62%	$123,940	$128,612	2.97%	$641,975	$656,471	2.78%	$837,678	$857,544

Deposits and Borrowings

Borrowings, including federal funds purchased, repurchase agreements, FHLB advances and subordinated debentures, decreased $311.1 million to $319.8 million at December 31, 2018 from $630.9 million at December 31, 2017. Total deposits increased $551.9 million to $3.9 billion at December 31, 2018 compared to $3.3 billion at December 31, 2017. Individual, partnership and corporate (“core deposits”) account balances increased $430.8 million and public funds and brokered deposits increased $121.1 million. The growth in deposits is attributable to increases in savings, NOW and money market deposits of $334.8 million, or 18.9%, to $2.1 billion at December 31, 2018, an increase in demand deposits of $109.9 million, or 8.2%, to $1.4 billion at December 31, 2018, and an increase in certificates of deposit of $107.1 million,

Page -35-

or 48.2%, to $329.5 million at December 31, 2018. Certificates of deposit of $100,000 or more increased $48.5 million, or 30.6%, from December 31, 2017 and other time deposits increased $58.6 million, or 91.9%, as compared to December 31, 2017.

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2018:

	Less than	$100,000 or
(In thousands)	$100,000	Greater	Total
3 months or less	$76,503	$48,188	$124,691
Over 3 through 6 months	20,196	53,178	73,374
Over 6 through 12 months	11,979	42,438	54,417
Over 12 months through 24 months	9,715	15,694	25,409
Over 24 months through 36 months	1,436	42,421	43,857
Over 36 months through 48 months	882	2,454	3,336
Over 48 months through 60 months	1,693	2,336	4,029
Over 60 months	—	378	378
Total	$122,404	$207,087	$329,491

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

The Company’s principal sources of liquidity included cash and cash equivalents of $1.5 million as of December 31, 2018, and dividend capabilities from the Bank. Cash available for distribution of dividends to shareholders of the Company is primarily derived from dividends paid by the Bank to the Company. During 2018, the Bank paid $15.0 million in cash dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income for that year combined with its retained net income of the preceding two years. As of January 1, 2019, the Bank had $51.4 million of retained net income available for dividends to the Company. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Company did not make any capital contributions to the Bank during the year ended December 31, 2018.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and investment securities principal repayments and maturities, lines of credit with other financial institutions including the FHLB and FRB, growth in core deposits and sources of wholesale funding such as brokered deposits. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit flows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base, drawn through its full-service branches that serve its market area and local municipal deposits, as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies.

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At December 31, 2018, the Bank had aggregate lines of credit of $373.0 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $353.0 million is available on an unsecured basis. As of December 31, 2018, the Bank had no overnight borrowings outstanding under these lines. As of December 31, 2017, the Bank had $50.0 million in overnight borrowings outstanding.  The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of December

Page -36-

31, 2018, the Bank had no FHLB overnight borrowings outstanding and $240.4 million outstanding in FHLB term borrowings. As of December 31, 2017, the Bank had $185.0 million in FHLB overnight borrowings and $316.4 million outstanding in FHLB term borrowings. As of December 31, 2018, the Bank had securities sold under agreements to repurchase of $0.5 million outstanding with customers and nothing outstanding with brokers. As of December 31, 2017, the Bank had securities sold under agreements to repurchase of $0.9 million outstanding with customers and nothing outstanding with brokers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of December 31, 2018, the Bank had $101.6 million outstanding in brokered certificates of deposit and $150.2 million outstanding in brokered money market accounts. As of December 31, 2017, the Bank had $44.9 million outstanding in brokered certificates of deposits and $163.2 million outstanding in brokered money market accounts.

Liquidity policies are established by senior management and reviewed and approved by the full Board of Directors at least annually. Management continually monitors the liquidity position and believes that sufficient liquidity exists to meet all of the Company’s operating requirements. The Bank’s liquidity levels are affected by the use of short-term and wholesale borrowings and the amount of public funds in the deposit mix. Excess short-term liquidity is invested in overnight federal funds sold or in an interest-earning account at the FRB.

Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations.

The following table presents contractual obligations outstanding at December 31, 2018:

		Less than	One to	Four to	Over Five
(In thousands)	Total	One Year	Three Years	Five Years	Years
Operating leases	$49,222	$7,248	$12,689	$10,598	$18,687
FHLB advances and repurchase agreements	240,972	240,972	—	—	—
Subordinated debentures	80,000	—	—	—	80,000
Time deposits	329,491	252,482	69,266	7,365	378
Total contractual obligations outstanding	$699,685	$500,702	$81,955	$17,963	$99,065

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2018, the Company had $65.8 million in outstanding loan commitments and $636.8 million in outstanding commitments for various lines of credit including unused overdraft lines. The Company also had $26.0 million of standby letters of credit as of December 31, 2018. See Note 17 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

Capital Resources

Stockholders’ equity increased to $453.8 million at December 31, 2018 from $429.2 million at December 31, 2017 as a result of undistributed net income, the shares of common stock issued under the DRP, and the stock-based compensation plan; partially offset by the declaration of dividends, and the net change in unrealized losses on available for sale securities, pension benefits, and cash flow hedges. The ratio of average stockholders’ equity to average total assets was 10.08% for the year ended December 31, 2018 compared to 10.53% for the year ended December 31, 2017.

The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 18 of the Notes to the Consolidated Financial Statements). Since 2013, the Company

Page -37-

has actively managed its capital position in response to its growth. During this period, the Company has raised $261.2 million in capital through the following initiatives:

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

•	Proceeds of $12.9 million in capital through issuance of common stock through the DRP.

The Company has the ability to issue additional common stock and/or preferred stock should the need arise under a shelf registration statement filed in April 2016.

The Company had returns on average equity of 8.66% and 4.64%, and returns on average assets of 0.87% and 0.49%, for the years ended December 31, 2018 and 2017, respectively. The Company also utilizes cash dividends and stock repurchases to manage capital levels. In 2018, the Company declared four quarterly cash dividends totaling $18.3 million compared to four quarterly cash dividends of $18.2 million in 2017. The dividend payout ratios for 2018 and 2017 were 46.76% and 88.80%, respectively. The Company continues its trend of uninterrupted dividends. In March 2006, the Company approved its stock repurchase plan allowing the repurchase of up to 5% of its then current outstanding shares, 309,000 shares. The Company considers opportunities for stock repurchases carefully. The Company did not repurchase any shares in 2018 and 2017. In February 2019, the Company announced the approval of a repurchase program for up to 1,000,000 shares of common stock, replacing the previous plan. There is no expiration date for the share repurchase plan.

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

Page -38-

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

At December 31, 2018, $743.5 million, or 88.4%, of the Company’s available for sale and held to maturity securities had fixed interest rates.  At December 31, 2018, $2.5 billion, or 76.1%, of the Company’s  loan portfolio had adjustable or floating interest rates. Changes in interest rates affect the value of the Company’s interest-earning assets and, in particular, its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest-earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans.

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

Page -39-

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

The following reflects the Company’s net interest income sensitivity analysis at December 31, 2018 and 2017:

	December 31, 2018
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$(2,212)	(1.57)%	$8,767	6.23%
100	(898)	(0.64)	7,355	5.23
Static	—	—	—	—
(100)	(435)	(0.31)	(266)	(0.19)

	December 31, 2017
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$(4,548)	(3.45)%	$3,217	2.44%
100	(2,262)	(1.71)	2,937	2.23
Static	—	—	—	—
(100)	918	0.70	1,090	0.83

As noted in the table above, a 200 basis point increase in interest rates is projected to decrease net interest income by 1.57 percent in year 1 and increase net interest income by 6.23 percent in year 2. The Company’s balance sheet sensitivity to such a move in interest rates at December 31, 2018 decreased as compared to December 31, 2017 (which was a decrease of 3.45 percent in net interest income over a twelve-month period).  This decrease is the result of a higher proportion of the Company’s assets repricing to market rates, coupled with a large increase in demand deposits and the Company’s ability to hold the costs of interest-bearing deposits to below market rates.  The lower projected interest rate sensitivity trend can be attributed to the strategic balance sheet restructuring of the Company’s investment portfolio, as well as the increase in non-public, non-brokered deposits in 2018. Overall, the strategy for the Bank remains focused on reducing its exposure to rising rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio decreased from 3.23 years at December 31, 2017 to 3.05 years at December 31, 2018. Additionally, the Bank has increased its use of swaps to extend liabilities.  The Company believes that its strong core funding profile also provides protection from rising rates due to the ability of the Bank to lag increases in the rates paid to on these accounts to market rates.

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

Page -40-

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2018	2017

Assets
Cash and due from banks	$142,145	$76,614
Interest-bearing deposits with banks	153,223	18,133
Total cash and cash equivalents	295,368	94,747

Securities available for sale, at fair value	680,886	759,916
Securities held to maturity (fair value of $156,792 and $179,885, respectively)	160,163	180,866
Total securities	841,049	940,782

Securities, restricted	24,028	35,349

Loans held for investment	3,275,811	3,102,752
Allowance for loan losses	(31,418)	(31,707)
Loans, net	3,244,393	3,071,045

Premises and equipment, net	35,008	33,505
Accrued interest receivable	11,236	11,652
Goodwill	105,950	105,950
Other intangible assets	4,374	5,214
Prepaid pension	10,263	9,936
Bank owned life insurance	89,712	87,493
Other real estate owned	175	—
Other assets	39,188	34,329
Total assets	$4,700,744	$4,430,002

Liabilities
Demand deposits	$1,448,605	$1,338,701
Savings, NOW and money market deposits	2,108,297	1,773,478
Certificates of deposit of $100,000 or more	207,087	158,584
Other time deposits	122,404	63,780
Total deposits	3,886,393	3,334,543

Federal funds purchased	—	50,000
Repurchase agreements	539	877
Federal Home Loan Bank ("FHLB") advances	240,433	501,374
Subordinated debentures, net	78,781	78,641
Other liabilities and accrued expenses	40,768	35,367
Total liabilities	4,246,914	4,000,802

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share (40,000,000 shares authorized; 19,815,680 and 19,719,575 shares issued, respectively; and 19,790,884 and 19,709,360 shares outstanding, respectively)	198	197
Surplus	352,093	347,691
Retained earnings	117,432	96,547
Treasury stock at cost, 24,796 and 10,215 shares, respectively	(781)	(296)
	468,942	444,139
Accumulated other comprehensive loss, net of income taxes	(15,112)	(14,939)
Total stockholders’ equity	453,830	429,200
Total liabilities and stockholders’ equity	$4,700,744	$4,430,002

See accompanying notes to Consolidated Financial Statements.
Page -41-

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Interest income:
Loans (including fee income)	$144,380	$126,420	$116,723
Mortgage-backed securities, CMOs and other asset-backed securities	16,591	15,231	13,483
U.S. GSE securities	837	1,198	1,294
State and municipal obligations	2,812	3,788	3,777
Corporate bonds	1,422	1,233	1,124
Deposits with banks	1,076	278	147
Other interest and dividend income	1,866	1,701	1,168
Total interest income	168,984	149,849	137,716

Interest expense:
Savings, NOW and money market deposits	15,928	7,858	5,250
Certificates of deposit of $100,000 or more	3,007	1,843	932
Other time deposits	1,801	725	684
Federal funds purchased and repurchase agreements	1,200	1,571	1,075
FHLB advances	5,729	6,105	3,001
Subordinated debentures	4,539	4,539	4,539
Junior subordinated debentures	-	48	1,364
Total interest expense	32,204	22,689	16,845

Net interest income	136,780	127,160	120,871
Provision for loan losses	1,800	14,050	5,550
Net interest income after provision for loan losses	134,980	113,110	115,321

Non-interest income:
Service charges and other fees	9,853	8,996	8,407
Net securities (losses) gains	(7,921)	38	449
Title fee income	1,797	2,394	1,833
Gain on sale of Small Business Administration ("SBA") loans	2,078	1,689	1,097
BOLI income	2,219	2,250	1,929
Other operating income	3,542	2,735	2,331
Total non-interest income	11,568	18,102	16,046

Non-interest expense:
Salaries and employee benefits	50,458	46,560	41,557
Occupancy and equipment	13,245	13,998	12,798
Technology and communications	6,465	5,753	4,897
Marketing and advertising	4,597	4,742	4,048
Professional services	4,004	3,153	3,646
FDIC assessments	1,665	1,310	1,635
Net fraud loss	8,900	—	—
Office relocation costs	750	—	—
Restructuring costs	—	8,020	—
Reversal of accrued acquisition costs	—	—	(920)
Amortization of other intangible assets	917	1,047	2,637
Other operating expenses	7,179	7,144	6,783
Total non-interest expense	98,180	91,727	77,081

Income before income taxes	48,368	39,485	54,286
Income tax expense	9,141	18,946	18,795
Net income	$39,227	$20,539	$35,491
Basic earnings per share	$1.97	$1.04	$2.01
Diluted earnings per share	$1.97	$1.04	$2.00

See accompanying notes to Consolidated Financial Statements.

Page -42-

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$39,227	$20,539	$35,491
Other comprehensive (loss) income:
Change in unrealized net losses on securities available for sale, net of reclassifications and deferred income taxes	(348)	(505)	(4,082)
Adjustment to pension liability, net of reclassifications and deferred income taxes	(832)	193	(630)
Unrealized gains on cash flow hedges, net of reclassifications and deferred income taxes	1,007	1,089	1,270
Total other comprehensive (loss) income	(173)	777	(3,442)
Comprehensive income	$39,054	$21,316	$32,049

See accompanying notes to Consolidated Financial Statements.

Page -43-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

					Accumulated
					Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at January 1, 2016	$174	$278,333	$72,243	$—	$(9,622)	$341,128
Net income			35,491			35,491
Shares issued under the dividend reinvestment plan (“DRP”)		921				921
Shares issued in common stock offering, net of offering costs (1,613,000 shares)	16	47,505				47,521
Shares issued for trust preferred securities conversions (10,344 shares)		292				292
Stock awards granted and distributed	1	(205)		204		—
Stock awards forfeited		173		(173)		—
Repurchase of surrendered stock from vesting of restricted stock awards				(344)		(344)
Exercise of stock options		(90)		152		62
Impact of modification of convertible trust preferred securities		356				356
Share based compensation expense		2,142				2,142
Cash dividend declared, $0.92 per share			(16,140)			(16,140)
Other comprehensive loss, net of deferred income taxes					(3,442)	(3,442)
Balance at December 31, 2016	$191	$329,427	$91,594	$(161)	$(13,064)	$407,987

Net income			20,539			20,539
Shares issued under the DRP		951				951
Shares issued for trust preferred securities conversions (529,292 shares)	5	14,944				14,949
Stock awards granted and distributed	1	(434)		433		—
Stock awards forfeited		218		(218)		—
Repurchase of surrendered stock from vesting of restricted stock awards				(350)		(350)
Share based compensation expense		2,585				2,585
Impact of Tax Cuts and Jobs Act related to accumulated other comprehensive income reclassification			2,652		(2,652)	—
Cash dividend declared, $0.92 per share			(18,238)			(18,238)
Other comprehensive income, net of deferred income taxes					777	777
Balance at December 31, 2017	$197	$347,691	$96,547	$(296)	$(14,939)	$429,200

Net income			39,227			39,227
Shares issued under the DRP		954				954
Shares issued under the Employee Stock Purchase Plan, net of offering costs		63				63
Stock awards granted and distributed	1	(539)		538		—
Stock awards forfeited		437		(437)		—
Repurchase of surrendered stock from vesting of restricted stock awards				(586)		(586)
Share based compensation expense		3,487				3,487
Cash dividend declared, $0.92 per share			(18,342)			(18,342)
Other comprehensive loss, net of deferred income taxes					(173)	(173)
Balance at December 31, 2018	$198	$352,093	$117,432	$(781)	$(15,112)	$453,830

See accompanying notes to Consolidated Financial Statements.

Page -44-

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$39,227	$20,539	$35,491
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,800	14,050	5,550
Depreciation and amortization of premises and equipment	3,822	3,827	3,480
Net (accretion) and other amortization	(2,093)	(7,936)	(10,226)
Net amortization on securities	4,009	6,361	6,501
Increase in cash surrender value of bank owned life insurance	(2,219)	(2,250)	(1,929)
Amortization of intangible assets	917	1,047	2,637
Share based compensation expense	3,487	2,585	2,142
Net securities losses (gains)	7,921	(38)	(449)
Decrease (increase) in accrued interest receivable	416	(1,419)	(963)
SBA loans originated for sale	(28,340)	(18,596)	(11,944)
Proceeds from sale of the guaranteed portion of SBA loans	30,898	20,667	13,286
Gain on sale of the guaranteed portion of SBA loans	(2,078)	(1,689)	(1,097)
(Gain) loss on sale of loans	(441)	58	(98)
(Increase) decrease in other assets	(2,373)	5,426	8,331
Increase (decrease) in accrued expenses and other liabilities	3,430	4,194	(6,476)
Net cash provided by operating activities	58,383	46,826	44,236

Cash flows from investing activities:
Purchases of securities available for sale	(255,746)	(116,956)	(462,702)
Purchases of securities, restricted	(505,272)	(654,017)	(537,930)
Purchases of securities held to maturity	(1,000)	(4,128)	(46,495)
Proceeds from sales of securities available for sale	230,372	52,367	264,358
Redemption of securities, restricted	516,593	653,411	527,975
Maturities, calls and principal payments of securities available for sale	92,818	118,092	167,045
Maturities, calls and principal payments of securities held to maturity	20,851	45,334	30,460
Net increase in loans	(213,973)	(526,989)	(206,380)
Proceeds from loan sale	40,133	23,171	18,116
Proceeds from sales of other real estate owned ("OREO"), net	—	—	278
Purchase of bank owned life insurance	—	—	(30,000)
Purchase of premises and equipment	(5,325)	(2,069)	(4,270)
Net cash used in investing activities	(80,549)	(411,784)	(279,545)

Cash flows from financing activities:
Net increase in deposits	551,891	408,597	83,120
Net decrease in federal funds purchased	(50,000)	(50,000)	(20,000)
Net (decrease) increase in FHLB advances	(260,855)	5,056	199,666
Repayment of junior subordinated debentures	—	(352)	—
Net (decrease) increase in repurchase agreements	(338)	203	(50,217)
Net proceeds from issuance of common stock	1,017	951	48,442
Net proceeds from exercise of stock options	—	—	62
Repurchase of surrendered stock from vesting of restricted stock awards	(586)	(350)	(344)
Cash dividends paid	(18,342)	(18,238)	(16,140)
Net cash provided by financing activities	222,787	345,867	244,589

Net increase (decrease) in cash and cash equivalents	200,621	(19,091)	9,280
Cash and cash equivalents at beginning of period	94,747	113,838	104,558
Cash and cash equivalents at end of period	$295,368	$94,747	$113,838

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$32,254	$22,917	$16,640
Income taxes	$2,474	$8,445	$21,585

Non-cash investing and financing activities:
Conversion of junior subordinated debentures	$—	$15,350	$—
Transfers from portfolio loans to other real estate owned	$175	$—	$—

See accompanying notes to Consolidated Financial Statements.

Page -45-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest earning deposits with banks, and federal funds sold, which mature overnight. Cash flows are reported net for customer loan and deposit transactions, federal funds purchased, FHLB advances, and repurchase agreements.

Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting in observable price changes in orderly transactions for the identical or a similar investment.

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The adoption of this guidance resulted in no change to the Company’s Consolidated Financial Statements.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where

Page -46-

prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the near-term prospects of the issuer. Management also assesses whether it intends to sell, or is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet these criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Securities, Restricted

Securities, restricted represents FHLB, Federal Reserve Bank (“FRB”) and bankers’ banks stock, which are reported at cost. The Bank is a member of the FHLB system. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans, Loan Interest Income Recognition and Loans Held for Sale

Loans are stated at the principal amount outstanding, net of partial charge-offs, deferred origination costs and fees and purchase premiums and discounts. Loan origination and commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. When a loan prepays, the remaining unamortized net deferred origination fees or costs are recognized in the current year. Interest on loans is credited to income based on the principal outstanding during the period. Past due status is based on the contractual terms of the loan. Loans that are 90 days past due are automatically placed on non-accrual and previously accrued interest is reversed and charged against interest income. However, if the loan is in the process of collection and the Bank has reasonable assurance that the loan will be fully collectable based upon an individual loan evaluation assessing such factors as collateral and collectability, accrued interest will be recognized as earned. If a payment is received when a loan is non-accrual or a troubled debt restructuring loan is non-accrual, the payment is applied to the principal balance. A troubled debt restructured loan performing in accordance with its modified terms is maintained on accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans for which the terms have been modified as a concession to the borrower due to the borrower experiencing financial difficulties are considered troubled debt restructurings and are classified as impaired. Loans considered to be troubled debt restructurings can be categorized as non-accrual or performing. The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral less costs to sell if the loan is collateral dependent. Loans that experience minor payment delays and payment shortfalls generally are not classified as impaired.

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

Page -47-

Loans that were acquired through the acquisition of Community National Bank (“CNB”) on June 19, 2015 and First National Bank of New York (“FNBNY”) on February 14, 2014, were initially recorded at fair value with no carryover of the related allowance for loan losses. After acquisition, losses are recognized through the allowance for loan losses. Determining fair value of the loans involves estimating the amount and timing of expected principal and interest cash flows to be collected on the loans and discounting those cash flows at a market interest rate. Some of the loans at the time of acquisition showed evidence of credit deterioration since origination. These loans are considered purchased credit impaired (“PCI”) loans.

For PCI loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent increases to the expected cash flows result in the reversal of a corresponding amount of the non-accretable discount, which is then reclassified as accretable discount and recognized into interest income over the remaining life of the loan using the interest method. Subsequent decreases to the expected cash flows require management to evaluate the need for an addition to the allowance for loan losses.

PCI loans that were non-accrual prior to acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if management can reasonably estimate the timing and amount of the expected cash flows on such loans and if management expects to fully collect the new carrying value of the loans. As such, management may no longer consider the loans to be non-accrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount.

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

Page -48-

residential real estate mortgages; commercial, industrial and agricultural loans, secured and unsecured; real estate construction and land loans; and consumer loans. Management considers a variety of factors in determining the adequacy of the valuation allowance and has developed a range of valuation allowances necessary to adequately provide for probable incurred losses in each pool of loans. Management considers the Bank’s charge-off history along with the growth in the portfolio as well as the Bank’s credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, management evaluates and considers credit risk ratings, which includes management’s evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, management evaluates and considers the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

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

Page -49-

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

Other intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  Core deposit intangible assets are amortized on an accelerated method over their estimated useful lives of ten years. Non-compete intangible assets arising from whole bank acquisitions were fully amortized as of December 31, 2017.

Other intangible assets also include servicing rights, which result from the sale of Small Business Administration (“SBA”) loans with servicing rights retained. Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing assets totaled $1.2 million at December 31, 2018 and 2017.

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

Page -50-

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

In accordance with FASB ASU 740, Accounting for Uncertainty in Income  Taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. There are no such tax positions in the Company’s financial statements at December 31, 2018 and 2017.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2018 and 2017.

Treasury Stock

Repurchases of common stock are recorded as treasury stock at cost. Treasury stock is reissued using the first in, first out method.

Earnings Per Share (“EPS”)

Basic EPS is net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted EPS includes the dilutive effect of additional potential common shares issuable under stock options.

Dividends

Cash available for distribution of dividends to stockholders of the Company is primarily derived from cash and cash equivalents of the Company and dividends paid by the Bank to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. Dividends from the Bank to the Company at January 1,

Page -51-

2019 are limited to $51.4 million, which represents the Bank’s net retained earnings from the previous two years. During 2018, the Bank paid $15.0 million in cash dividends to the Company.

Segment Reporting

While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Stock-Based Compensation Plans

Stock-based compensation awards are recorded in accordance with FASB ASC No. 718, “Accounting for Stock-Based Compensation” which requires companies to record compensation cost for stock options, restricted stock awards and restricted stock units granted to employees in return for employee service. The cost is measured at the fair value of the options and awards when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options and awards. The Company’s performance-based restricted stock awards (“RSAs”) vest subject to the achievement of the Company’s 2018 corporate goals.

Comprehensive Income

Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Other comprehensive income and accumulated other comprehensive income are reported net of deferred income taxes. Accumulated other comprehensive income for the Company includes unrealized holding gains or losses on available for sale securities, unrealized gains or losses on cash flow hedges and changes in the funded status of the pension plan. FASB ASC 715‑30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension” requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year the changes occur through comprehensive income.

Adoption of Accounting Standards Effective in 2018

ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)

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

The Company evaluated its customer contracts, which are typically day-to-day contracts where each day represents a renewal of the contract. The Company's revenue streams accounted for under ASC 606 primarily consist of service charges on deposit accounts and fees for other customer services. The Company's revenues from transaction-based fees, such as overdraft fees, ATM use fees, stop payment charges, and ACH fees are recognized at the time the transaction is executed, which is the point in time the Company fulfills the customer's request and satisfies the performance obligation. Account maintenance fees, which relate primarily to monthly service charges, are earned over the course of the month, representing the same period over which the Company satisfies the performance obligation. The Company earns revenues from

Page -52-

interchange fees from debit cardholder transactions conducted through the MasterCard payment network. Interchange fees from cardholder transactions are recognized daily, concurrently with the services provided to the cardholder. As a result of the Company's assessment ASC 606, there is no change in the amount and timing of revenue recognized in the year ended December 31, 2018.

ASU 2016‑01, Financial Instruments – Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB amended existing guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. ASU 2016‑01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). ASU 2016‑01 eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These amendments are effective for public business entities for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years. The adoption of this standard did not impact the Company's Consolidated Financial Statements; however, it did impact the fair value disclosures included in Note 3. “Fair Value”.

ASU 2017‑07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB amended existing guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The line item used in the income statement to present the other components of net benefit cost must be disclosed. Additionally, only the service cost component of net benefit cost is eligible for capitalization, if applicable. For public business entities, like the Company, ASU 2017‑07 was effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The amendment requires disclosure that the practical expedient was used. The Company adopted the guidance in the first quarter of 2018 using the practical expedient for prior comparative periods. The change in presentation did not impact the Company's operating results or financial condition. Refer to Note 14. “Pension and Other Postretirement Plans” for further details of the components of net periodic benefit cost.

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

Page -53-

Standards Effective in 2019

ASU 2016‑02, Leases (Topic 842)

In February 2016, the FASB amended existing guidance that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new guidance also requires enhanced disclosure about an entity’s leasing arrangements. The Company adopted Topic 842 in the first quarter of 2019.  An entity may adopt the new guidance by either restating prior periods and recording a cumulative effect adjustment at the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption. The Company elected the transition approach of applying the new leases standard at the beginning of the period of adoption on January 1, 2019. The new guidance includes a number of optional transition-related practical expedients. The practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply these practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The effect of adopting this standard was an approximate $39 million increase in assets and liabilities in the Company's Consolidated Balance Sheets as a result of recognizing right-of-use assets and lease liabilities.

ASU 2017‑12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB provided guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The amendments also simplify the application of the hedge accounting guidance. The amendments in the ASU better align an entity's risk management activities and financial reporting for hedging relationships through changes in both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All transition requirements and elections should be applied to hedging relationships existing on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. For cash flow and net investment hedges existing at the date of adoption, an entity shall apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this ASU. The amended presentation and disclosure guidance is required only prospectively. The adoption of this standard did not have an effect on the Company's Consolidated Financial Statements.

Standards Effective in 2020

ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326)

In June 2016, FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor. In addition, the amendments in this ASU require credit losses be presented as an allowance rather than as a write-down on available-for-sale debt securities. For public business entities that meet the definition of an SEC filer, like the Company, the standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For

Page -54-

calendar year-end SEC filers, like the Company, the standard is effective for March 31, 2020 interim financial statements. For debt securities with other-than-temporary impairment (“OTTI”), the guidance will be applied prospectively. Existing PCI assets will be grandfathered and classified as purchase credit deteriorated (“PCD”) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has created a cross-functional CECL committee that is assessing data and system needs and implementing required changes to loss estimation methods under the CECL model. The Company plans to adopt ASU 2016‑13 in the first quarter of 2020 using the required modified retrospective method with a cumulative effect adjustment to the allowance for loan losses as of the beginning of the reporting period. The Company expects the adoption will result in an increase to the allowance for loan losses balance. The effect on the Company’s Consolidated Financial Statements is being evaluated.

ASU 2017‑04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB amended existing guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments are effective for public business entities that are an SEC filer, like the Company, for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendments should be applied prospectively. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition in the first annual period when the entity initially adopts the amendments. The adoption of ASU 2017‑04 is not expected to have a material effect on the Company's Consolidated Financial Statements.

ASU 2018‑15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in this ASU are effective for public business entities, like the Company, for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of ASU 2018‑15 is not expected to have a material effect on the Company's Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Page -55-

2. SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio and the corresponding amounts of gross unrealized gains and losses therein:

	December 31,
	2018				2017
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$29,997	$—	$(947)	$29,050	$57,994	$—	$(1,180)	$56,814
State and municipal obligations	40,980	105	(354)	40,731	87,582	259	(819)	87,022
U.S. GSE residential mortgage-backed securities	96,536	38	(3,036)	93,538	189,705	29	(2,833)	186,901
U.S. GSE residential collateralized mortgage obligations	362,905	826	(5,954)	357,777	314,390	16	(7,016)	307,390
U.S. GSE commercial mortgage-backed securities	3,536	—	(28)	3,508	6,017	2	(40)	5,979
U.S. GSE commercial collateralized mortgage obligations	93,177	—	(2,539)	90,638	49,965	—	(1,249)	48,716
Other asset-backed securities	24,250	—	(1,031)	23,219	24,250	—	(849)	23,401
Corporate bonds	46,000	—	(3,575)	42,425	46,000	—	(2,307)	43,693
Total available for sale	697,381	969	(17,464)	680,886	775,903	306	(16,293)	759,916

Held to maturity:
State and municipal obligations	53,540	290	(276)	53,554	60,762	972	(64)	61,670
U.S. GSE residential mortgage-backed securities	9,688	—	(336)	9,352	11,424	—	(261)	11,163
U.S. GSE residential collateralized mortgage obligations	48,244	163	(1,130)	47,277	54,250	244	(666)	53,828
U.S. GSE commercial mortgage-backed securities	19,098	4	(620)	18,482	22,953	77	(438)	22,592
U.S. GSE commercial collateralized mortgage obligations	29,593	—	(1,466)	28,127	31,477	—	(845)	30,632
Total held to maturity	160,163	457	(3,828)	156,792	180,866	1,293	(2,274)	179,885
Total securities	$857,544	$1,426	$(21,292)	$837,678	$956,769	$1,599	$(18,567)	$939,801

Page -56-

The following table summarizes securities with gross unrealized losses at December 31, 2018 and 2017, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31,
	2018				2017
	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$—	$—	$29,050	$(947)	$—	$—	$56,815	$(1,180)
State and municipal obligations	6,655	(15)	21,273	(339)	35,350	(301)	28,165	(518)
U.S. GSE residential mortgage-backed securities	—	—	88,762	(3,036)	107,408	(1,153)	69,571	(1,680)
U.S. GSE residential collateralized mortgage obligations	46,452	(141)	172,468	(5,813)	77,705	(759)	224,932	(6,257)
U.S. GSE commercial mortgage-backed securities	—	—	3,508	(28)	2,345	(40)	—	—
U.S. GSE commercial collateralized mortgage obligations	46,705	(623)	43,933	(1,916)	452	(1)	48,264	(1,248)
Other asset-backed securities	—	—	23,219	(1,031)	—	—	23,401	(849)
Corporate bonds	—	—	42,425	(3,575)	13,588	(412)	30,105	(1,895)
Total available for sale	$99,812	$(779)	$424,638	$(16,685)	$236,848	$(2,666)	$481,253	$(13,627)

Held to maturity:
State and municipal obligations	$8,286	$(26)	$22,142	$(250)	$7,709	$(57)	$1,009	$(7)
U.S. GSE residential mortgage-backed securities	—	—	9,352	(336)	1,359	(16)	9,804	(245)
U.S. GSE residential collateralized mortgage obligations	—	—	40,665	(1,130)	21,329	(94)	21,112	(572)
U.S. GSE commercial mortgage-backed securities	—	—	16,205	(620)	8,789	(121)	8,303	(317)
U.S. GSE commercial collateralized mortgage obligations	—	—	28,127	(1,466)	10,341	(116)	20,290	(729)
Total held to maturity	$8,286	$(26)	$116,491	$(3,802)	$49,527	$(404)	$60,518	$(1,870)

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

At December 31, 2018, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Other asset backed securities are comprised of student loan backed bonds, which are guaranteed by the U.S. Department of Education for 97% to 100% of principal. Additionally, the bonds have credit support of 3% to 5% and have maintained their Aa3 Moody’s rating during the time the Bank has owned them.  The corporate bonds within the portfolio have all maintained an
Page -57-

investment grade rating by either Moody’s or Standard and Poor’s.  None of the unrealized losses were related to credit losses. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2018.

The following table sets forth the estimated fair value, amortized cost and contractual maturities of the securities portfolio at December 31, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018
	Within		After One but		After Five but		After
	One Year		Within Five Years		Within Ten Years		Ten Years		Total
	Estimated		Estimated		Estimated		Estimated		Estimated
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
(In thousands)	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Available for sale:
U.S. GSE securities	$—	$—	$14,546	$14,997	$14,504	$15,000	$—	$—	$29,050	$29,997
State and municipal obligations	5,028	5,049	11,744	11,786	20,011	20,186	3,948	3,959	40,731	40,980
U.S. GSE residential mortgage-backed securities	—	—	—	—	—	—	93,538	96,536	93,538	96,536
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	5,153	5,085	352,624	357,820	357,777	362,905
U.S. GSE commercial mortgage-backed securities	—	—	3,508	3,536	—	—	—	—	3,508	3,536
U.S. GSE commercial collateralized mortgage obligations	—	—	—	—	—	—	90,638	93,177	90,638	93,177
Other asset backed securities	—	—	—	—	—	—	23,219	24,250	23,219	24,250
Corporate bonds	—	—	—	—	42,425	46,000	—	—	42,425	46,000
Total available for sale	5,028	5,049	29,798	30,319	82,093	86,271	563,967	575,742	680,886	697,381

Held to maturity:
State and municipal obligations	2,394	2,404	25,988	25,954	24,876	24,882	296	300	53,554	53,540
U.S. GSE residential mortgage-backed securities	—	—	—	—	7,105	7,333	2,247	2,355	9,352	9,688
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	5,123	5,211	42,154	43,033	47,277	48,244
U.S. GSE commercial mortgage-backed securities	—	—	5,997	6,048	4,743	4,915	7,742	8,135	18,482	19,098
U.S. GSE commercial collateralized mortgage obligations	—	—	2,558	2,687	—	—	25,569	26,906	28,127	29,593
Total held to maturity	2,394	2,404	34,543	34,689	41,847	42,341	78,008	80,729	156,792	160,163
Total securities	$7,422	$7,453	$64,341	$65,008	$123,940	$128,612	$641,975	$656,471	$837,678	$857,544

Sales and Calls of Securities

There were $230.4 million of proceeds on sales of available for sale securities with gross losses of approximately $7.9 million realized in 2018. There were $52.4 million of proceeds on sales of available for sale securities with gross gains of approximately $0.3 million and gross losses of approximately $0.3 million realized in 2017. There were $264.4 million of proceeds on sales of available for sale securities with gross gains of approximately $1.6 million and gross losses of approximately $1.2 million realized in 2016. There were $3.3 million of proceeds from calls of securities in 2018.

Pledged Securities

Securities having a fair value of $354.3 million and $513.5 million at December 31, 2018 and 2017, respectively, were pledged to secure public deposits and FHLB and FRB overnight borrowings.

Trading Securities

The Company did not hold any trading securities during the years ended December 31, 2018 and 2017.

Restricted Securities

The Bank is a member of the FHLB of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of the Atlantic Central

Page -58-

Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the FRB system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $24.0 million and $35.3 million in FHLB, ACBB and FRB stock at December 31, 2018 and 2017, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

As of December 31, 2018 and 2017, there was no issuer, other than the U.S. Government and its sponsored entities, where the Bank had invested holdings that exceeded 10% of consolidated stockholders’ equity.

3. FAIR VALUE

As described in Note 1. Significant Accounting Policies, during the first quarter of 2018, the Company adopted ASU 2016‑01, Financial Instruments – Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities. The Company adopted the amended guidance that requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

FASB ASC No. 820‑10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820‑10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

u
	December 31, 2018
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$29,050		$29,050
State and municipal obligations	40,731		40,731
U.S. GSE residential mortgage-backed securities	93,538		93,538
U.S. GSE residential collateralized mortgage obligations	357,777		357,777
U.S. GSE commercial mortgage-backed securities	3,508		3,508
U.S. GSE commercial collateralized mortgage obligations	90,638		90,638
Other asset-backed securities	23,219		23,219
Corporate bonds	42,425		42,425
Total available for sale securities	$680,886		$680,886
Derivatives	$6,363		$6,363

Financial liabilities:
Derivatives	$2,215		$2,215

Page -59-

	December 31, 2017
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$56,814		$56,814
State and municipal obligations	87,022		87,022
U.S. GSE residential mortgage-backed securities	186,901		186,901
U.S. GSE residential collateralized mortgage obligations	307,390		307,390
U.S. GSE commercial mortgage-backed securities	5,979		5,979
U.S. GSE commercial collateralized mortgage obligations	48,716		48,716
Other asset-backed securities	23,401		23,401
Corporate bonds	43,693		43,693
Total available for sale securities	$759,916		$759,916
Derivatives	$4,546		$4,546

Financial liabilities:
Derivatives	$1,823		$1,823

The following tables summarize assets measured at fair value on a non-recurring basis:

December 31, 2018
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,532			$2,532
Other real estate owned	$175			$175

December 31, 2017
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—			$—
Other real estate owned	$—			$—

Impaired loans with an allocated allowance for loan losses at December 31, 2018 had a carrying amount of $2.5 million, which is made up of the outstanding balance of $2.7 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million that is included in the amount reported on the Consolidated Statements of Income.  Impaired loans with an allocated allowance for loan losses at December 31, 2017 had a carrying amount of zero, which is made up of the outstanding balance of $1.7 million, net of a valuation allowance of $1.7 million. This resulted in an additional provision for loan losses of $1.7 million that is included in the amount reported on the Consolidated Statements of Income.

Other real estate owned at December 31, 2018 had a carrying amount of $0.2 million with no valuation allowance recorded. Accordingly, there was no additional provision for loan losses included in the amount reported on the Consolidated Statements of Income. There was no other real estate owned at December 31, 2017.

Page -60-

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of December 31, 2018 and 2017.

Page -61-

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

The following tables summarize the estimated fair values and recorded carrying amounts of the Company’s financial instruments at December 31, 2018 and 2017:

	December 31, 2018
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$142,145	$142,145	$—	$—	$142,145
Interest-bearing deposits with banks	153,223	153,223	—	—	153,223
Securities available for sale	680,886	—	680,886	—	680,886
Securities restricted	24,028	n/a	n/a	n/a	n/a
Securities held to maturity	160,163	—	156,792	—	156,792
Loans, net	3,244,393	—	—	3,216,204	3,216,204
Derivatives	6,363	—	6,363	—	6,363
Accrued interest receivable	11,236	—	2,936	8,300	11,236

Financial liabilities:
Certificates of deposit	329,491	—	326,865	—	326,865
Demand and other deposits	3,556,902	3,556,902	—	—	3,556,902
FHLB advances	240,433	—	236,209	—	236,209
Repurchase agreements	539	—	539	—	539
Subordinated debentures	78,781	—	74,400	—	74,400
Derivatives	2,215	—	2,215	—	2,215
Accrued interest payable	1,524	—	1,524	—	1,524

	December 31, 2017
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$76,614	$76,614	$—	$—	$76,614
Interest-bearing deposits with banks	18,133	18,133	—	—	18,133
Securities available for sale	759,916	—	759,916	—	759,916
Securities restricted	35,349	n/a	n/a	n/a	n/a
Securities held to maturity	180,866	—	179,885	—	179,885
Loans, net	3,071,045	—	—	3,010,023	3,010,023
Derivatives	4,546	—	4,546	—	4,546
Accrued interest receivable	11,652	—	3,211	8,441	11,652

Financial liabilities:
Certificates of deposit	222,364	—	220,775	—	220,775
Demand and other deposits	3,112,179	3,112,179	—	—	3,112,179
Federal funds purchased	50,000	50,000	—	—	50,000
FHLB advances	501,374	185,000	313,558	—	498,558
Repurchase agreements	877	—	877	—	877
Subordinated debentures	78,641	—	77,933	—	77,933
Derivatives	1,823	—	1,823	—	1,823
Accrued interest payable	1,574	—	1,574	—	1,574

Page -62-

4. LOANS

The following table sets forth the major classifications of loans:

	December 31,
(In thousands)	2018	2017
Commercial real estate mortgage loans	$1,373,556	$1,293,906
Multi-family mortgage loans	585,827	595,280
Residential real estate mortgage loans	519,763	464,264
Commercial, industrial and agricultural loans	645,724	616,003
Real estate construction and land loans	123,393	107,759
Installment/consumer loans	20,509	21,041
Total loans	3,268,772	3,098,253
Net deferred loan costs and fees	7,039	4,499
Total loans held for investment	3,275,811	3,102,752
Allowance for loan losses	(31,418)	(31,707)
Loans, net	$3,244,393	$3,071,045

In June 2015, the Company completed the acquisition of Community National Bank (“CNB”) resulting in the addition of $729.4 million of acquired loans recorded at their fair value.  There were approximately $275.0 million and $359.4 million of acquired CNB loans remaining as of December 31, 2018 and 2017, respectively.

In February 2014, the Company completed the acquisition of FNBNY Bancorp, Inc. and its wholly owned subsidiary First National Bank of New York (collectively “FNBNY”) resulting in the addition of $89.7 million of acquired loans recorded at their fair value.  There were approximately $10.1 million and $15.4 million of acquired FNBNY loans remaining as of December 31, 2018 and 2017, respectively.

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

Commercial Real Estate Mortgages

Loans in this classification include income producing investment properties and owner-occupied real estate used for business purposes. The underlying properties are located largely in the Bank’s primary market area. The cash flows of the income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. Generally, management seeks to obtain annual financial information for borrowers with loans in excess of $1.0 million in this category. In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending will have an adverse effect on credit quality.

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

Page -63-

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

Page -64-

The following tables represent loans categorized by class and internally assigned risk grades:

	December 31, 2018
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$480,503	$12,045	$17,850	$—	$510,398
Non-owner occupied	858,069	2,188	2,901	—	863,158
Multi-family	585,409	418	—	—	585,827
Residential real estate:
Residential mortgage	438,891	8,510	1,114	—	448,515
Home equity	68,480	1,594	1,174	—	71,248
Commercial and industrial:
Secured	147,474	5,536	15,530	—	168,540
Unsecured	458,526	12,886	5,772	—	477,184
Real estate construction and land loans	123,089	—	304	—	123,393
Installment/consumer loans	20,464	9	36	—	20,509
Total loans	$3,180,905	$43,186	$44,681	$—	$3,268,772

At December 31, 2018 there were $1.3 million and $0.2 million of acquired CNB loans included in the special mention and substandard grades, respectively, and $0.2 million and $0.3 million of acquired FNBNY loans included in the special mention and substandard grades, respectively.

	December 31, 2017
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$451,264	$1,796	$19,589	$—	$472,649
Non-owner occupied	808,612	8,056	4,589	—	821,257
Multi-family	595,280	—	—	—	595,280
Residential real estate:
Residential mortgage	393,029	4,854	290	—	398,173
Home equity	64,601	698	792	—	66,091
Commercial and industrial:
Secured	128,729	12,637	13,560	—	154,926
Unsecured	442,985	14,553	3,539	—	461,077
Real estate construction and land loans	107,440	—	319	—	107,759
Installment/consumer loans	21,020	16	5	—	21,041
Total loans	$3,012,960	$42,610	$42,683	$—	$3,098,253

At December 31, 2017 there were $0.4 million and $1.6 million of acquired CNB loans included in the special mention and substandard grades, respectively, and $0.2 million and $0.3 million of acquired FNBNY loans included in the special mention and substandard grades, respectively.

Page -65-

Past Due and Non-accrual Loans

The following tables represent the aging of the recorded investment in past due loans as of December 31, 2018 and 2017 by class of loans, as defined by FASB ASC 310‑10:

	December 31, 2018
			>90 Days	Non-accrual
	30-59	60-89	Past Due	Including 90	Total Past
	Days	Days	And	Days or More	Due and
(In thousands)	Past Due	Past Due	Accruing	Past Due	Non-accrual	Current	Total Loans
Commercial real estate:
Owner occupied	$333	$194	$—	$253	$780	$509,618	$510,398
Non-owner occupied	—	—	—	885	885	862,273	863,158
Multi-family	—	—	—	—	—	585,827	585,827
Residential real estate:
Residential mortgages	892	230	—	199	1,321	447,194	448,515
Home equity	1,033	—	308	624	1,965	69,283	71,248
Commercial and industrial:
Secured	330	196	—	174	700	167,840	168,540
Unsecured	1,108	—	—	621	1,729	475,455	477,184
Real estate construction and land loans	—	—	—	—	—	123,393	123,393
Installment/consumer loans	84	—	—	52	136	20,373	20,509
Total loans	$3,780	$620	$308	$2,808	$7,516	$3,261,256	$3,268,772

	December 31, 2017
			>90 Days	Non-accrual
	30-59	60-89	Past Due	Including 90	Total Past
	Days	Days	And	Days or More	Due and
(In thousands)	Past Due	Past Due	Accruing	Past Due	Non-accrual	Current	Total Loans
Commercial real estate:
Owner occupied	$284	$—	$175	$2,205	$2,664	$469,985	$472,649
Non-owner occupied	—	—	1,163	—	1,163	820,094	821,257
Multi-family	—	—	—	—	—	595,280	595,280
Residential real estate:
Residential mortgages	2,074	398	—	401	2,873	395,300	398,173
Home equity	329	—	271	161	761	65,330	66,091
Commercial and industrial:
Secured	113	41	225	570	949	153,977	154,926
Unsecured	18	35	—	3,618	3,671	457,406	461,077
Real estate construction and land loans	—	281	—	—	281	107,478	107,759
Installment/consumer loans	36	5	—	—	41	21,000	21,041
Total loans	$2,854	$760	$1,834	$6,955	$12,403	$3,085,850	$3,098,253

At December 31, 2018, there were acquired loans of $1.7 million that were 30‑89 days past due,  $0.3 million that were 90 days past due and still accruing interest and $1.0 million that were non-accrual. At December 31, 2017, there were acquired loans of $2.4 million that were 30-89 days past due, $1.8 million that were 90 days past due and still accruing interest and none that were non-accrual.

Impaired Loans

At December 31, 2018 and 2017, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $19.4 million and $22.5 million, respectively. The decrease in impaired loans was attributable to the payoff of certain troubled debt restructurings (“TDRs”), coupled with a decrease in non-accrual loans due to the charge-off of one loan and sales and payoffs, partially offset by new TDRs. During the year ended December 31, 2018, the Bank modified certain loans as TDRs totaling $9.2 million. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified non-accrual loans and TDRs and at December 31, 2018 included $2.7 million in other impaired performing loans related to three taxi medallion loans which paid off in January 2019. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310‑10‑35‑22.  Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are
Page -66-

collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

The following tables set forth the recorded investment, unpaid principal balance and related allowance by class of loans at December 31, 2018, 2017 and 2016 for individually impaired loans. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the years ended December 31, 2018, 2017 and 2016:

	December 31, 2018			Year Ended December 31, 2018
		Unpaid	Related	Average	Interest
	Recorded	Principal	Allocated	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$268	$278	$—	$177	$—
Non-owner occupied	2,816	2,816	—	1,583	88
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and industrial:
Secured	8,234	8,234	—	5,644	196
Unsecured	5,316	5,316	—	5,127	284
Total with no related allowance recorded	16,634	16,644	—	12,531	568

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and industrial:
Secured	2,721	2,721	189	2,757	91
Unsecured	—	—	—	—	—
Total with an allowance recorded	2,721	2,721	189	2,757	91

Total:
Commercial real estate:
Owner occupied	268	278	—	177	—
Non-owner occupied	2,816	2,816	—	1,583	88
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and industrial:
Secured	10,955	10,955	189	8,401	287
Unsecured	5,316	5,316	—	5,127	284
Total	$19,355	$19,365	$189	$15,288	$659

Page -67-

	December 31, 2017			Year Ended December 31, 2017
		Unpaid	Related	Average	Interest
	Recorded	Principal	Allocated	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$2,073	$2,073	$—	$173	$80
Non-owner occupied	9,089	9,089	—	7,001	400
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	100	100	—	8	—
Commercial and industrial:
Secured	7,368	8,013	—	2,633	211
Unsecured	2,154	2,408	—	592	36
Total with no related allowance recorded	20,784	21,683	—	10,407	727

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and industrial:
Secured	—	—	—	—	—
Unsecured	1,708	3,235	1,708	142	174
Total with an allowance recorded	1,708	3,235	1,708	142	174

Total:
Commercial real estate:
Owner occupied	2,073	2,073	—	173	80
Non-owner occupied	9,089	9,089	—	7,001	400
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	100	100	—	8	—
Commercial and industrial:
Secured	7,368	8,013	—	2,633	211
Unsecured	3,862	5,643	1,708	734	210
Total	$22,492	$24,918	$1,708	$10,549	$901

Page -68-

	December 31, 2016			Year Ended December 31, 2016
		Unpaid	Related	Average	Interest
	Recorded	Principal	Allocated	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$326	$538	$—	$176	$10
Non-owner occupied	1,213	1,213	—	614	75
Residential real estate:
Residential mortgages	520	558	—	276	—
Home equity	264	285	—	328	—
Commercial and industrial:
Secured	556	556	—	274	12
Unsecured	408	408	—	227	19
Total with no related allowance recorded	3,287	3,558	—	1,895	116

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and industrial:
Secured	—	—	—	—	—
Unsecured	66	66	1	43	7
Total with an allowance recorded	66	66	1	43	7

Total:
Commercial real estate:
Owner occupied	326	538	—	176	10
Non-owner occupied	1,213	1,213	—	614	75
Residential real estate:
Residential mortgages	520	558	—	276	—
Home equity	264	285	—	328	—
Commercial and industrial:
Secured	556	556	—	274	12
Unsecured	474	474	1	270	26
Total	$3,353	$3,624	$1	$1,938	$123

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The Bank’s other real estate owned at December 31, 2018 was $0.2 million, consisting of one property, compared to none at December 31, 2017.

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

Page -69-

The following table presents loans by class modified as troubled debt restructurings during the years indicated:

	Modifications During the Year Ended December 31,
	2018			2017			2016
		Pre-	Post-		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate:
Owner occupied	—	$—	$—	—	$—	$—	—	$—	$—
Non-owner occupied	1	926	926	2	7,764	7,764	—	—	—
Residential real estate:
Residential mortgages	1	644	644	—	—	—	1	252	252
Home equity	—	—	—	—	—	—	1	69	69
Commercial and industrial:
Secured	2	1,994	1,994	7	6,828	6,828	3	459	459
Unsecured	8	5,655	5,655	2	189	189	1	525	525
Installment/consumer loans	—	—	—	—	—	—	—	—	—
Total	12	$9,219	$9,219	11	$14,781	$14,781	6	$1,305	$1,305

The TDRs described in the table above did not increase the allowance for loan losses during the years ended December 31, 2018, 2017 and 2016.

There were $0.4 million, $0.4 million and $0.1 million of charge-offs related to TDRs during the years ended December 31, 2018, 2017 and 2016, respectively. During the year ended December 31, 2018 there was one loan modified as a  TDR for which there was a payment default within twelve months following the modification. There were two loans modified as TDRs during 2017 and one loan modified as a  TDR during 2016 for which there was a payment default within twelve months following the modification.  A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

At December 31, 2018 and 2017, the Company had $133 thousand and $5 thousand, respectively, of non-accrual TDRs and $16.9 million and $16.7 million, respectively, of performing TDRs. The non-accrual TDRs at December 31, 2018 were unsecured. At December 31, 2017,  the non-accrual TDR was unsecured. The Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the year ended December 31, 2018 that did not meet the definition of a TDR. These loans have a total recorded investment at December 31, 2018 of $50.9 million. These loans were to borrowers who were not experiencing financial difficulties.

Purchased Credit Impaired Loans

Loans acquired in a business combination are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

In determining the acquisition date fair value of purchased loans, acquired loans are aggregated into pools of loans with common characteristics.  Each loan is reviewed at acquisition to determine if it should be accounted for as a loan that has experienced credit deterioration and it is probable that at acquisition, the Company will not be able to collect all the contractual principal and interest due from the borrower. All loans with evidence of deterioration in credit quality are considered PCI loans unless the loan type is specifically excluded from the scope of FASB ASC 310‑30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” such as loans with active revolver features or because management has minimal doubt about the collection of the loan.

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

Page -70-

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

At the acquisition date, the PCI loans acquired as part of the FNBNY acquisition had contractually required principal and interest payments receivable of $40.3 million; expected cash flows of $28.4 million; and a fair value (initial carrying amount) of $21.8 million.  The difference between the contractually required principal and interest payments receivable and the expected cash flows of $11.9 million represented the non-accretable difference.  The difference between the expected cash flows and fair value of $6.6 million represented the initial accretable yield. At December 31, 2018, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $1.1 million and $0.5 million, respectively, with a remaining non-accretable difference of $0.5 million. At December 31, 2017, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $4.0 million and $2.4 million, respectively, with a remaining non-accretable difference of $0.7 million.

At the acquisition date, the PCI loans acquired as part of the CNB acquisition had contractually required principal and interest payments receivable of $23.4 million, expected cash flows of $10.1 million, and a fair value (initial carrying amount) of $8.7 million.  The difference between the contractually required principal and interest payments receivable and the expected cash flows of $13.3 million represented the non-accretable difference.  The difference between the expected cash flows and fair value of $1.4 million represented the initial accretable yield.  At December 31, 2018, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $1.2 million and $0.1 million, respectively, with a remaining non-accretable difference of $0.8 million. At December 31, 2017, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $7.6 million and $1.0 million, respectively, with a remaining non-accretable difference of $5.3 million.

The following table summarizes the activity in the accretable yield for the PCI loans:

	Year Ended December 31,
(In thousands)	2018	2017
Balance at beginning of period	$2,151	$6,915
Accretion	(1,842)	(5,221)
Reclassification from nonaccretable difference during the period	151	457
Accretable discount at end of period	$460	$2,151

The allowance for loan losses was not increased during the year ended December 31, 2018 for those PCI loans disclosed above and there were no charge-offs recorded. The allowance for loan losses was increased $0.1 million during the year ended December 31, 2017 for those PCI loans disclosed above and a $0.1 million charge-off was recorded.

Page -71-

Related Party Loans

Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2018 and 2017.

The following table sets forth selected information about related party loans for the year ended December 31, 2018:

Year Ended
December 31,
(In thousands)	2018
Balance at beginning of period	$21,142
New loans	2,318
Repayments	(2,413)
Balance at end of period	$21,047

5. ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses in the Bank’s loan portfolio. Management evaluates the adequacy of the allowance quarterly. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances.

The following tables represent the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under FASB ASC 310‑10, and based on impairment method as of December 31, 2018 and 2017. The tables include loans acquired from CNB and FNBNY.

	December 31, 2018
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$189	$—	$—	$189
Collectively evaluated for impairment	10,792	2,566	3,935	12,533	1,297	106	31,229
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$10,792	$2,566	$3,935	$12,722	$1,297	$106	$31,418

Loans:
Individually evaluated for impairment	$3,084	$—	$—	$16,271	$—	$—	$19,355
Collectively evaluated for impairment	1,370,472	585,827	519,455	629,229	123,393	20,509	3,248,885
Loans acquired with deteriorated credit quality	—	—	308	224	—	—	532
Total loans	$1,373,556	$585,827	$519,763	$645,724	$123,393	$20,509	$3,268,772

	December 31, 2017
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$1,708	$—	$—	$1,708
Collectively evaluated for impairment	11,048	4,521	2,438	11,130	740	122	29,999
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$11,048	$4,521	$2,438	$12,838	$740	$122	$31,707

Loans:
Individually evaluated for impairment	$11,162	$—	$100	$11,230	$—	$—	$22,492
Collectively evaluated for impairment	1,281,837	593,645	463,575	604,329	107,759	21,041	3,072,186
Loans acquired with deteriorated credit quality	907	1,635	589	444	—	—	3,575
Total loans	$1,293,906	$595,280	$464,264	$616,003	$107,759	$21,041	$3,098,253

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

Page -72-

The following tables represent the changes in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016, by portfolio segment, as defined under FASB ASC 310‑10. The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses.

	Year Ended December 31, 2018
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$11,048	$4,521	$2,438	$12,838	$740	$122	$31,707
Charge-offs	—	—	(24)	(2,806)	—	(11)	(2,841)
Recoveries	—	—	3	747	—	2	752
(Credit) Provision	(256)	(1,955)	1,518	1,943	557	(7)	1,800
Ending balance	$10,792	$2,566	$3,935	$12,722	$1,297	$106	$31,418

	Year Ended December 31, 2017
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$9,225	$6,264	$1,495	$7,837	$955	$128	$25,904
Charge-offs	—	—	—	(8,245)	—	(49)	(8,294)
Recoveries	—	—	28	16	—	3	47
Provision (Credit)	1,823	(1,743)	915	13,230	(215)	40	14,050
Ending balance	$11,048	$4,521	$2,438	$12,838	$740	$122	$31,707

	Year Ended December 31, 2016
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$7,850	$4,208	$2,115	$5,405	$1,030	$136	$20,744
Charge-offs	—	—	(56)	(930)	—	(1)	(987)
Recoveries	109	—	96	386	—	6	597
Provision (Credit)	1,266	2,056	(660)	2,976	(75)	(13)	5,550
Ending balance	$9,225	$6,264	$1,495	$7,837	$955	$128	$25,904

6. PREMISES AND EQUIPMENT, NET

The following table details the components of premises and equipment:

	December 31,
(In thousands)	2018	2017
Land	$7,896	$7,980
Building and improvements	17,227	15,368
Furniture, fixtures and equipment	23,328	21,464
Leasehold improvements	13,470	12,271
	61,921	57,083
Accumulated depreciation and amortization	(26,913)	(23,578)
Total premises and equipment, net	$35,008	$33,505

Depreciation and amortization amounted to $3.8 million, $3.8 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

FASB ASC No. 350, Intangibles — Goodwill and Other, requires a company to perform an impairment test on goodwill annually, or more frequently if events or changes in circumstance indicate that the asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The FASB issued ASU No. 2011‑08,
Page -73-

“Testing Goodwill for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

Goodwill

At December 31, 2018 and 2017, the carrying amount of the Company’s goodwill was $106.0 million.

The Company tested goodwill for impairment during the fourth quarter of 2018. The Company has one reporting unit, Bridge Bancorp, Inc., and evaluated goodwill at that reporting unit level. The Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value and no further testing was required.  The results of this assessment indicated that goodwill was not impaired.

Other Intangible Assets

The Company’s other intangible assets consist of core deposit intangibles, a trademark, and servicing assets.  At December 31, 2018 and 2017, the carrying amount of the Company’s servicing assets was $1.2 million.

Acquired Intangible Assets

The following table reflects acquired intangible assets:

	December 31,
	2018		2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Core deposit intangibles	$7,211	$4,326	$7,211	$3,409
Intangible assets not subject to amortization:
Trademark	259	—	255	—
Total intangible assets	$7,470	$4,326	$7,466	$3,409

Aggregate amortization expense for intangible assets with finite lives for the years ended December 31, 2018, 2017, and 2016 was $0.9 million, $1.0 million, and $2.6 million, respectively.

The Company acquired a trademark related to the Bank’s name change to BNB Bank. At December 31, 2018 and 2017, the carrying amount of the Company’s trademark was $259 thousand and $255 thousand as of December 31, 2018 and 2017, respectively.

The following table reflects estimated amortization expense for each of the next five years and thereafter:

(In thousands)	Total
2019	$787
2020	656
2021	531
2022	413
2023	281
Thereafter	217
Total	$2,885

Page -74-

8. DEPOSITS

Time Deposits

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2018:

(In thousands)	Total
2019	$252,482
2020	25,409
2021	43,857
2022	3,336
2023	4,029
Thereafter	378
Total	$329,491

The deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2018 and 2017 were $128.5 million and $93.0 million, respectively. Deposits from principal officers, directors and their affiliates at December 31, 2018 and 2017 were approximately $18.5 million and $23.2 million, respectively.

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $0.5 million at December 31, 2018 and $0.9 million at December 31, 2017. The repurchase agreements were collateralized by investment securities, of which 18% were U.S. GSE residential collateralized mortgage obligations and 82% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.4 million at December 31, 2018 and 52% were U.S. GSE residential collateralized mortgage obligations and 48% were U.S. GSE residential mortgage-backed securities with a carrying amount of $1.8 million at December 31, 2017.

Securities sold under agreements to repurchase are financing arrangements with $0.5 million maturing during the first quarter of 2019. At maturity, the securities underlying the agreements are returned to the Company. The primary risk associated with these secured borrowings is the requirement to pledge a market value based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Company’s policies, eligible counterparties are defined and monitored to minimize exposure.

The following table summarizes information concerning securities sold under agreements to repurchase:

	Year Ended December 31,
(Dollars in thousands)	2018	2017
Average daily balance during the year	$1,078	$867
Average interest rate during the year	0.04%	0.05%
Maximum month-end balance during the year	$1,610	$1,300
Weighted average interest rate at year-end	0.05%	0.05%

10. FEDERAL HOME LOAN BANK ADVANCES

The following table summarizes information concerning FHLB advances:

	Year Ended December 31,
(Dollars in thousands)	2018	2017
Average daily balance during the year	$324,653	$401,258
Average interest rate during the year	1.76%	1.52%
Maximum month-end balance during the year	$520,092	$563,974
Weighted average interest rate at year-end	2.72%	1.57%

Page -75-

The following tables set forth the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years. There are no FHLB advances with contractual maturities after 2019.

	December 31, 2018
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2019	240,433	2.72
Total FHLB advances	$240,433	2.72%

	December 31, 2017
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$185,000	1.53%

2018	315,083	1.59
2019	1,291	0.94
	316,374	1.59
Total FHLB advances	$501,374	1.57%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.3 billion and $1.2 billion of residential and commercial mortgage loans under a blanket lien arrangement at December 31, 2018 and 2017, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to a total of $1.4 billion at December 31, 2018.

11. BORROWED FUNDS

Subordinated Debentures

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. $40.0 million of the subordinated debentures are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020.  From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points.  The remaining $40.0 million of the subordinated debentures are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025.  From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points. The subordinated debentures totaled $78.8 million at December 31, 2018 and $78.6 million at December 31, 2017.

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

Page -76-

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

Interest rate swaps with notional amounts totaling $240.0 million and $290.0 million as of December 31, 2018 and 2017, respectively, were designated as cash flow hedges of certain FHLB advances.  The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income.  The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at December 31, 2018 and 2017:

	December 31,
(Dollars in thousands)	2018		2017
Notional amounts	$240,000		$290,000
Weighted average pay rates	1.84%		1.78%
Weighted average receive rates	2.77%		1.61%
Weighted average maturity	2.03	years	2.64	years

Interest income recorded on these swap transactions totaled $1.1 million during the year ended December 31, 2018. Interest expenses recorded on these swap transactions totaled $1.4 million and $0.9 million during the years ended December 31, 2017 and 2016, respectively, and is reported as a component of interest expense on FHLB Advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the year ended December 31, 2018, the Company had $1.1 million of reclassifications as a reduction to interest expense. During the next twelve months, the Company estimates that $2.1 million will be reclassified as a decrease in interest expense.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the years ended December 31, 2018, 2017 and 2016:

			Amount of loss
	Amount of gain (loss)	Amount of gain (loss)	recognized in other
(In thousands)	recognized in OCI	reclassified from OCI	non-interest income
Interest rate contracts	(Effective Portion)	to interest expense	(Ineffective Portion)
Year ended December 31, 2018	$2,493	$1,068	$—
Year ended December 31, 2017	463	(1,419)	—
Year ended December 31, 2016	1,191	(944)	—

Page -77-

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets at the dates indicated:

	December 31,
	2018			2017
		Fair	Fair		Fair	Fair
(In thousands)	Notional	Value	Value	Notional	Value	Value
Included in other assets/(liabilities):	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate swaps related to FHLB advances	$240,000	$4,239	$(4)	$290,000	$3,133	$(410)

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

The following table presents summary information about the interest rate swaps at December 31, 2018 and 2017:

	December 31,
(Dollars in thousands)	2018		2017
Notional amounts	$193,401		$147,967
Weighted average pay rates	4.52%		3.96%
Weighted average receive rates	4.52%		3.96%
Weighted average maturity	12.25	years	12.37	years
Fair value of combined interest rate swaps	$—		$—

Credit-Risk-Related Contingent Features

As of December 31, 2018, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.2 million and the termination value of derivatives in a net asset position was $3.7 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. At December 31, 2018, the Company did not post collateral to its counterparty under the agreements in a net liability position and received collateral of $5.2 million from its counterparty under the agreements in a net asset position.  If the Company had breached any of these provisions at December 31, 2018, it could have been required to settle its obligations under the agreements at the termination value.

13. INCOME TAXES

The following table details the components of income tax expense:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Current:
Federal	$5,270	$8,762	$14,730
State	1,023	937	780
Total current	6,293	9,699	15,510
Deferred:
Federal	3,299	10,251	2,388
State	(451)	(1,004)	897
Total deferred	2,848	9,247	3,285
Total income tax expense	$9,141	$18,946	$18,795

Page -78-

The following table is a reconciliation of the expected federal income tax expense at the statutory tax rate to the actual provision:

	Year Ended December 31,
	2018		2017		2016
		Percentage		Percentage		Percentage
		of Pre-tax		of Pre-tax		of Pre-tax
(Dollars in thousands)	Amount	Earnings	Amount	Earnings	Amount	Earnings
Federal income tax expense computed by applying the statutory rate to income before income taxes	$10,157	21%	$13,820	35%	$19,000	35%
Tax-exempt income	(1,002)	(2)	(1,808)	(5)	(1,661)	(3)
State taxes, net of federal income tax benefit	1,999	4	725	2	1,090	2
Deferred tax asset remeasurement (1)	—	—	7,572	19	—	—
Other	(2,013)	(4)	(1,363)	(3)	366	1
Income tax expense	$9,141	19%	$18,946	48%	$18,795	35%

(1)	2017 amount includes a charge to write-down deferred tax assets due to the enactment of the Tax Act of $7.6 million.

The following table summarizes the composition of deferred tax assets and liabilities:

	December 31,
(In thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses and off-balance sheet credit exposure	$9,309	$9,906
Net unrealized losses on securities	4,810	4,650
Compensation and related benefit obligations	2,427	2,508
Purchase accounting fair value adjustments	4,141	7,576
Net change in pension and other post-retirement benefits plans	2,630	2,279
Net operating loss carryforward	4,746	1,997
Other	671	1,119
Total deferred tax assets	28,734	30,035

Deferred tax liabilities:
Pension and SERP expense	(4,559)	(3,915)
Depreciation	(1,163)	(808)
REIT undistributed net income	(2,110)	(2,146)
Net deferred loan costs and fees	(2,206)	(1,406)
Net gain on cash flow hedges	(1,210)	(792)
State and local taxes	(1,468)	(1,255)
Other	(353)	(221)
Total deferred tax liabilities	(13,069)	(10,543)
Net deferred tax asset	$15,665	$19,492

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

In connection with the acquisition of FNBNY, the Company acquired a federal net operating loss (“NOL”) carryforward subject to Internal Revenue Code Section 382. The Company recorded a deferred tax asset that it expects to realize within

Page -79-

the carryforward period. At December 31, 2018, the remaining federal NOL carryforward was $3.3 million.  At December 31, 2018,  the Company had New York State and New York City NOL carryforwards of $35.6 million and $14.0 million, respectively, and recorded a deferred tax asset that it expects to recover within the carryforward period. The New York State and New York City NOLs at December 31, 2018 included NOLs acquired in connection with the CNB and FNBNY acquisitions.

14. PENSION AND OTHER POSTRETIREMENT PLANS

Pension Plan and Supplemental Executive Retirement Plan

The Bank maintains a noncontributory pension plan (the “Pension Plan”) covering all eligible employees. The Bank uses a December 31 measurement date for this plan in accordance with FASB ASC 715‑30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension”. During 2012, the Company amended the Pension Plan revising the formula for determining benefits effective January 1, 2013, except for certain grandfathered employees. Additionally, new employees hired on or after October 1, 2012 are not eligible for the Pension Plan.

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

The following table provides information about changes in obligations and plan assets of the defined benefit Pension Plan and the defined benefit plan component of the SERP:

	Pension Benefits		SERP Benefits
	Year Ended December 31,		Year Ended December 31,
(In thousands)	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$24,759	$20,844	$3,919	$3,004
Service cost	1,106	1,129	290	212
Interest cost	794	750	127	105
Benefits paid and expected expenses	(402)	(285)	(112)	(112)
Assumption changes and other	(2,646)	2,321	(413)	710
Benefit obligation at end of year	$23,611	$24,759	$3,811	$3,919

Change in plan assets:
Fair value of plan assets at beginning of year	$34,695	$27,914	$—	$—
Actual return on plan assets	(2,079)	4,859	—	—
Employer contribution	1,660	2,207	112	112
Benefits paid and actual expenses	(402)	(285)	(112)	(112)
Fair value of plan assets at end of year	$33,874	$34,695	$—	$—

Funded status at end of year	$10,263	$9,936	$(3,811)	$(3,919)

The following table presents amounts recognized in accumulated other comprehensive income at December 31:

	Pension Benefits		SERP Benefits
	December 31,		December 31,
(In thousands)	2018	2017	2018	2017
Net actuarial loss	$8,631	$6,987	$925	$1,459
Prior service cost	(561)	(639)	—	—
Transition obligation	—	—	—	5
Net amount recognized	$8,070	$6,348	$925	$1,464

Page -80-

As of December 31, 2018, the accumulated benefit obligation was $22.3 million for the Pension Plan and $2.7 million for the SERP. As of December 31, 2017, the accumulated benefit obligation was $23.1 million for the Pension Plan and $2.5 million for the SERP.

The following table summarizes the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	Pension Benefits			SERP Benefits
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Service cost	$1,106	$1,129	$1,153	$290	$212	$176
Interest cost	794	750	794	127	105	105
Expected return on plan assets	(2,547)	(2,129)	(1,927)	—	—	—
Amortization of net loss	335	479	406	121	51	27
Amortization of prior service credit	(77)	(77)	(77)	—	—	—
Amortization of transition obligation	—	—	—	5	27	28
Net periodic benefit (credit) cost	$(389)	$152	$349	$543	$395	$336

Net loss (gain)	$1,980	$(409)	$1,172	$(413)	$710	$280
Amortization of net loss	(335)	(479)	(406)	(121)	(51)	(27)
Amortization of prior service credit	77	77	77	—	—	—
Amortization of transition obligation	—	—	—	(5)	(27)	(28)
Total recognized in other comprehensive income	$1,722	$(811)	$843	$(539)	$632	$225

As described in Note 1. Summary of Significant Accounting Policies, during the first quarter of 2018, the Company adopted ASU 2017‑07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The Company adopted the guidance in the first quarter of 2018 using the practical expedient that permits an employer to use the amounts disclosed in its pension and postretirement benefit plan note for prior comparative periods as the estimation basis for applying retrospective presentation adjustments. The adoption of this ASU resulted in the reclassification of $794 thousand and $644 thousand of net periodic benefit credit components other than service cost from salaries and employee benefits expense to other operating expense for the years ended December 31, 2017 and 2016 respectively. The Company's service cost component is reported in the Company's income statement in salaries and employee benefits, which is the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net periodic benefit credit are reported in the other operating expenses income statement line. The change in presentation did not impact the Company's operating results or financial condition.

The estimated net loss and prior service credit for the defined benefit Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $520 thousand and $77 thousand, respectively. The estimated net loss for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $70 thousand.

Page -81-

Expected Long-Term Rate of Return

The Company’s expected long-term rate of return on Pension Plan assets is a long-term rate based on anticipated Pension Plan asset returns over an extended period of time, taking into account market conditions and broad asset mix considerations. The expected rate of return is a long-term assumption and generally does not change annually.

	Pension Benefits			SERP Benefits
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.14%	3.52%	4.05%	4.13%	3.50%	4.01%
Rate of compensation increase	3.00	3.00	3.00	5.00	5.00	5.00
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.52%	4.05%	4.30%	3.50%	4.01%	4.20%
Rate of compensation increase	3.00	3.00	3.00	5.00	5.00	5.00
Expected long-term rate of return	7.25	7.25	7.50	—	—	—

Pension Plan Assets

The Pension Plan seeks to provide retirement benefits to the employees of the Bank who are entitled to receive benefits under the Pension Plan.  The Pension Plan assets are overseen by a committee comprised of management, who meet semi-annually, and sets the investment policy guidelines.

The Pension Plan’s overall investment strategy is to achieve a mix of approximately 97% of investments for long‐term growth and 3% for near‐term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. Cash equivalents consist primarily of short-term investment funds. Equity securities primarily include investments in common stock, mutual funds, depository receipts and exchange traded funds. Fixed income securities include corporate bonds, government issues, mortgage-backed securities, high yield securities and mutual funds.

The weighted average expected long-term rate of return is estimated based on current trends in Pension Plan assets, as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice No. 27 for the real and nominal rate of investment return for a specific mix of asset classes. The long-term rate of return considers historical returns for the S&P 500 index and corporate bonds representing cumulative returns of approximately 9.5% and 5%, respectively. These returns were considered along with the target allocations of asset categories.

The following table indicates the target allocations for Plan assets:

				Weighted-Average-
	Target	Percentage of Plan Assets		Expected Long-
	Allocation	At December 31,		term Rate of
Asset Category	2019	2018	2017	Return
Cash equivalents	0 - 5%	3.0%	8.1%	—%
Equity securities	45 - 65	54.8	58.7	9.5
Fixed income securities	35 - 55	42.2	33.2	5.0
Total		100.0	100.0

Except for pooled vehicles and mutual funds, which are governed by the prospectus, and unless expressly authorized by management, the Pension Plan and its investment managers are prohibited from purchasing the following investments: letter stock, private placements, or direct payments; securities not readily marketable; Bridge Bancorp, Inc. stock; pledging or hypothecating securities, except for loans of securities that are fully collateralized; purchasing or selling derivative securities for speculation or leverage; and investments by the investment managers in their own securities, their affiliates or subsidiaries (excluding money market funds).

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

Page -82-

value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels are described in Note 3.

In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Investments valued using the Net Asset Value (“NAV”) are classified as level 2 if the Pension Plan can redeem its investment with the investee at the NAV at the measurement date. If the Pension Plan can never redeem the investment with the investee at the NAV, it is considered as level 3. If the Pension Plan can redeem the investment at the NAV at a future date, the Pension Plan’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset.

In accordance with FASB ASC 715‑20, the following table represents the Pension Plan’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	December 31, 2018:
		Fair Value Measurements Using:
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$—	$—	$—	$—
Short term investment funds	1,063	—	1,063	—
Total cash and cash equivalents	1,063	—	1,063	—
Equities:
U.S. large cap	9,173	9,173	—	—
U.S. mid cap/small cap	2,760	2,760	—	—
International	6,480	6,480	—	—
Equities blend	155	155	—	—
Total equities	18,568	18,568	—	—
Fixed income securities:
Government issues	2,341	2,341	—	—
Corporate bonds	2,098	—	2,098	—
Mortgage-backed	1,132	—	1,132	—
High yield bonds and bond funds	8,672	—	8,672	—
Total fixed income securities	14,243	2,341	11,902	—
Total plan assets	$33,874	$20,909	$12,965	$—

Page -83-

	December 31, 2017
		Fair Value Measurements Using:
		Quoted Prices In	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$—	$—	$—	$—
Short term investment funds	2,821	—	2,821	—
Total cash and cash equivalents	2,821	—	2,821	—
Equities:
U.S. large cap	9,587	9,587	—	—
U.S. mid cap/small cap	3,131	3,131	—	—
International	7,283	7,283	—	—
Equities blend	367	367	—	—
Total equities	20,368	20,368	—	—
Fixed income securities:
Government issues	1,634	1,507	127	—
Corporate bonds	2,837	—	2,837	—
Mortgage-backed	1,007	—	1,007	—
High yield bonds and bond funds	6,028	—	6,028	—
Total fixed income securities	11,506	1,507	9,999	—
Total plan assets	$34,695	$21,875	$12,820	$—

The Company has no minimum required pension contribution due to the overfunded status of the plan.

Estimated Future Payments

The following table summarizes benefits expected to be paid under the Pension Plan and the SERP as of December 31, 2018, which reflect expected future service:

Pension and SERP Payments
Year	(in thousands)
2019	$699
2020	739
2021	949
2022	1,071
2023	1,146
2024-2028	7,826

401(k) Plan

The Company provides a 401(k) plan, which covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $18,500 for the calendar year ended December 31, 2018. Under the provisions of the 401(k) plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. The 401(k) plan does not allow for investment in the Company’s common stock. During the years ended December 31, 2018, 2017 and 2016 the Company made cash contributions of $1.0 million,  $1.0 million, and $786 thousand, respectively. The 401(k) plan also includes a discretionary profit-sharing component. During the years ended December 31, 2018, 2017 and 2016, the Company made discretionary profit-sharing contributions of $497 thousand, $550 thousand, and $424 thousand, respectively.

15. STOCK-BASED COMPENSATION PLANS

The Bridge Bancorp, Inc. 2012 Stock-Based Incentive Plan (the “2012 SBIP”) provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company. The 2012 SBIP plan superseded the Bridge

Page -84-

Bancorp, Inc. 2006 Stock-Based Incentive Plan. The number of shares of common stock of Bridge Bancorp, Inc. available for stock-based awards under the 2012 SBIP is 525,000 plus 278,385 shares that were remaining under the 2006 Stock-Based Incentive Plan. Of the total 803,385 shares of common stock approved for issuance under the 2012 SBIP,  282,737 shares remain available for issuance at December 31, 2018, including shares that may be granted in the form of stock options, RSAs or restricted stock units (“RSUs”).

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

During the year ended December 31, 2018, in accordance with the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers (“NEOs”), the Company granted 47,393 stock options with an exercise price set to equal a 10.0% premium over the grant date stock price. All of the stock options granted vest ratably over three years. The estimated weighted-average grant-date fair value of all stock options granted in the year ended December 31, 2018 was $6.52 per stock option, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 2.80%; expected volatility rate of 27.53%; risk-free interest rate of 2.67%; and expected option life of 6.5 years. No new grants of stock options were awarded during the years ended December 31, 2017 and 2016. There were no stock options outstanding as of December 31, 2017 and 2016.

Compensation expense attributable to stock options was $91 thousand for the year ended December 31, 2018. There was no compensation expense attributable to stock options for the years ended December 31, 2017 and 2016 because all stock options were vested. As of December 31, 2018, there was $218 thousand of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the status of the Company's stock options:

Weighted
		Weighted	Average
	Number	Average	Remaining		Aggregate
	of	Exercise	Contractual		Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life		Value
Outstanding, January 1, 2018	—	$—
Granted	47,393	36.19
Outstanding, December 31, 2018	47,393	36.19	9.1	years	$—
Vested and Exercisable, December 31, 2018	—	—	—		—

		Weighted
	Number of	Average
Range of Exercise Prices	Options	Exercise Price
$36.19	47,393	$36.19
	47,393	36.19

The following table summarizes stock option exercise activity:

	Year Ended December 31,
(In thousands)	2018	2017		2016
Intrinsic value of options exercised	$—	$	__	$115
Cash received from options exercised	__		__	62
Tax benefit realized from options exercised	—		—	—

Page -85-

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

The following table summarizes the unvested RSA activity for the year ended December 31, 2018:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2018	317,692	$27.16
Granted	83,782	32.99
Vested	(61,367)	24.15
Forfeited	(15,225)	29.43
Unvested, December 31, 2018	324,882	29.13

During the year ended December 31, 2018, the Company granted a total of 83,782 RSAs. Of the 83,782 RSAs granted, 44,750 time-vested RSAs vest ratably over five years, 13,915 time-vested RSAs vest ratably over three years and 25,117 performance-based RSAs vest ratably over two years, subject to the achievement of the Company’s 2018 corporate goals. During the year ended December 31, 2017, the Company granted RSAs of 71,781 shares. Of the 71,781 shares granted, 31,860 shares vest over seven years with a third vesting after years five,  six and seven,  25,396 shares vest over five years with a third vesting after years three,  four and five, and 11,070 shares vest ratably over three years and 3,455 shares vest ratably over nine months. During the year ended December 31, 2016, the Company RSAs of 69,309 shares. Of the 69,309 shares granted, 36,000 shares vest over seven years with a third vesting after years five,  six and seven,  27,709 shares vest over five years with a third vesting after years three,  four and five,  5,600 shares vest ratably over three years. As of December 31, 2018, there were 324,882 unvested RSAs consisting of 301,250 time-vested RSAs and 23,632 performance-based RSAs.

Compensation expense attributable to RSAs was $2.4 million, $1.7 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016,  was $1.5 million, $1.1 million and $935 thousand, respectively. As of December 31, 2018, there was $5.0 million of total unrecognized compensation costs related to non-vested restricted stock awards granted under the 2012 SBIP and the 2006 Equity Incentive Plan. The cost is expected to be recognized over a weighted-average period of 3.3 years.

Restricted Stock Units

Long Term Incentive Plan

RSUs represent an obligation to deliver shares to an employee at a future date if certain vesting conditions are met. RSUs are subject to a time-based vesting schedule, or the satisfaction of performance conditions, and are settled in shares of the Company's common stock. RSUs do not provide voting rights and RSUs may provide dividend equivalent rights from the date of grant.

During the year ended December 31, 2018 in accordance with the LTI plan for NEOs, the Company granted 21,693 RSUs.  Of the 21,693 RSUs granted, 12,522 time-vested RSUs vest ratably over five years and 9,171 performance-based RSUs vest subject to the achievement of the Company’s three-year corporate goal for the three-year period ending December 31, 2020.
Page -86-

The following table summarizes the unvested NEO RSU activity for the year ended December 31, 2018:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2018	68,776	$24.46
Granted	21,693	33.23
Reinvested dividends	2,103	26.73
Forfeited	(13,334)	21.85
Unvested, December 31, 2018	79,238	27.36

Compensation expense attributable to LTI plan RSUs was $462 thousand, $309 thousand and $193 thousand in connection with these awards for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $1.3 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 3.0 years.

Directors Plan

In April 2009, the Company adopted a Directors Deferred Compensation Plan (“Directors Plan”). Under the Directors Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of RSUs. In addition, directors receive a non-election retainer in the form of RSUs. These RSUs vest ratably over one year and have dividend rights but no voting rights. In connection with the Directors Plan, the Company recorded expense of $560 thousand,  $530 thousand and $493 thousand for the years ended December 31, 2018, 2017 and 2016 respectively.

Employee Stock Purchase Plan

In May 2018, the Board of Directors adopted, and stockholders approved the Employee Stock Purchase Plan (“ESPP”). A total of 1,000,000 shares of the Company’s common stock have been initially authorized for issuance under the ESPP. Subject to any plan limitations, the ESPP allows eligible employees to contribute, normally through payroll deductions, up to $25 thousand for the purchase of the Company’s common stock at a discounted price per share for any calendar year. The initial offering period was from July 1, 2018 through December 15, 2018.

During the year ended December 31, 2018, 3,758 shares of common stock were purchased under the ESPP. No expense was recorded related to ESPP for year ended December 31, 2018.

16. EARNINGS PER SHARE

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 260‑10‑45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS.  The RSAs and certain RSUs granted by the Company contain non-forfeitable rights to dividends and therefore are considered participating securities.  The two-class method for calculating basic EPS excludes dividends paid to participating securities and any undistributed earnings attributable to participating securities.

Page -87-

The following table presents the computation of EPS for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Net income	$39,227	$20,539	$35,491
Dividends paid on and earnings allocated to participating securities	(853)	(415)	(732)
Income attributable to common stock	$38,374	$20,124	$34,759

Weighted average common shares outstanding, including participating securities	19,875	19,759	17,670
Weighted average participating securities	(434)	(404)	(366)
Weighted average common shares outstanding	19,441	19,355	17,304
Basic earnings per common share	$1.97	$1.04	$2.01

Income attributable to common stock	$38,374	$20,124	$34,759
Impact of assumed conversions - interest on 8.5% trust preferred securities	—	—	878
Income attributable to common stock including assumed conversions	$38,374	$20,124	$35,637

Weighted average common shares outstanding	19,441	19,355	17,304
Incremental shares from assumed conversions of options and restricted stock units	27	24	13
Incremental shares from assumed conversions of 8.5% trust preferred securities	—	—	534
Weighted average common and equivalent shares outstanding	19,468	19,379	17,851
Diluted earnings per common share	$1.97	$1.04	$2.00

There were 47,393 stock options outstanding at December 31, 2018 that were not included in the computation of diluted earnings per share for the year ended December 31, 2018 because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. There were no stock options outstanding for the year ended December 31, 2017. There were no stock options that were antidilutive at December 31, 2016.

There were 3,156 RSUs that were antidilutive for the year ended December 31, 2018 and no RSUs that were antidilutive for the years ended December 31, 2017 and 2016.

The assumed conversion of the TPS was antidilutive for the year ended December 31, 2017, and therefore was not included in the computation of diluted earnings per share during that year. The assumed conversion of the TPS was dilutive for the year ended December 31, 2016, and therefore was included in the computation of diluted earnings per share during that year.

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

Leases

At December 31, 2018, the Company was obligated to make minimum annual rental payments under non-cancelable operating leases for its premises. Projected minimum rental payments under existing leases are as follows:

Amount
Year	(In thousands)
2019	$7,248
2020	6,504
2021	6,185
2022	5,903
2023	4,695
Thereafter	18,687
Total	$49,222

Certain leases contain rent escalation clauses, which are reflected in the amounts, listed above. In addition, certain leases provide for additional payments based on real estate taxes, interest and other charges. Certain leases contain renewal

Page -88-

options, which are not reflected in the table. Rent expense under operating leases for the years ended December 31, 2018, 2017 and 2016 totaled $6.9 million, $7.3 million, and $6.8 million, respectively, net of subleases.

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

The following represents commitments outstanding:

	December 31,
(In thousands)	2018	2017
Standby letters of credit	$26,047	$26,913
Loan commitments outstanding (1)	65,796	124,284
Unused lines of credit	636,772	576,698
Total commitments outstanding	$728,615	$727,895

(1)

Of the $65.8 million of loan commitments outstanding at December 31, 2018, $20.5 million are fixed rate commitments and $45.3 million are variable rate commitments. Of the $124.3 million of loan commitments outstanding at December 31, 2017, $36.8 million are fixed rate commitments and $87.5 million are variable rate commitments.

Litigation

The Company and its subsidiaries are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, the resolution of any such pending or threatened litigation is not expected to have a material adverse effect on the Company’s consolidated financial statements.

Other

During 2018, the Bank was required to maintain certain cash balances with the FRB for reserve and clearing requirements. The required cash balance at December 31, 2018 was $12.7 million. During 2018, the Bank invested overnight with the FRB and the average balance maintained during 2018 was $50.9 million.

During 2018, the Bank maintained an overnight line of credit with the FHLB. The Bank has the ability to borrow against its unencumbered residential and commercial mortgages and investment securities owned by the Bank. At December 31, 2018, the Bank had aggregate lines of credit of $373.0 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $353.0 million is available on an unsecured basis. As of December 31, 2018, the Bank had no such borrowings outstanding.

In March 2001, the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank’s request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a future date. Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the U.S. Government or any government sponsored enterprise, and non-agency AA and AAA rated mortgage-backed securities. At December 31, 2018, there was up to $1.4 billion available for transactions under this agreement, assuming availability of required collateral.

18. REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s

Page -89-

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and tier 1 capital to risk weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at December 31, 2018 and 2017.

On January 1, 2015, the Basel III Capital Rules became effective and include transition provisions through January 1, 2019. These rules provide for the following minimum capital to risk-weighted assets ratios as of January 1, 2015: a) 4.5% based on common equity tier 1 capital ("CET1"); b) 6.0% based on tier 1 capital; and c) 8.0% based on total regulatory capital. A minimum leverage ratio (tier 1 capital as a percentage of total average assets) of 4.0% is also required under the Basel III Capital Rules. The Basel III Capital Rules additionally require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased by 0.625% each subsequent January 1, until fully implemented at 2.5% on January 1, 2019. Including the capital conservation buffer, the Company and the Bank effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based on CET1; b) 8.5% based on tier 1 capital; and c) 10.5% based on total regulatory capital.

The Company and the Bank made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders’ equity for the purposes of determining the regulatory capital ratios.

As of December 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at December 31, 2018 and 2017:

	December 31, 2018
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets:
Consolidated	$360,688	10.4%	$155,836	4.5%	$220,767	6.375%	n/a	n/a
Bank	438,963	12.7	155,831	4.5	220,761	6.375	$225,089	6.5%
Total capital to risk-weighted assets:
Consolidated	472,382	13.6	277,041	8.0	341,973	9.875	n/a	n/a
Bank	470,657	13.6	277,033	8.0	341,963	9.875	346,291	10.0
Tier 1 capital to risk-weighted assets:
Consolidated	360,688	10.4	207,781	6.0	272,712	7.875	n/a	n/a
Bank	438,963	12.7	207,775	6.0	272,704	7.875	277,033	8.0
Tier 1 capital to average assets:
Consolidated	360,688	8.1	177,782	4.0	n/a	n/a	n/a	n/a
Bank	438,963	9.9	177,776	4.0	n/a	n/a	222,220	5.0

Page -90-

	December 31, 2017
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets:
Consolidated	$336,393	10.0%	$152,011	4.5%	$194,237	5.75%	n/a	n/a
Bank	408,089	12.1	152,002	4.5	194,224	5.75	$219,558	6.5%
Total capital to risk-weighted assets:
Consolidated	448,376	13.3	270,242	8.0	312,468	9.25	n/a	n/a
Bank	440,072	13.0	270,225	8.0	312,448	9.25	337,781	10.0
Tier 1 capital to risk-weighted assets:
Consolidated	336,393	10.0	202,682	6.0	244,907	7.25	n/a	n/a
Bank	408,089	12.1	202,669	6.0	244,892	7.25	270,225	8.0
Tier 1 capital to average assets:
Consolidated	336,393	7.9	170,440	4.0	n/a	n/a	n/a	n/a
Bank	408,089	9.6	170,441	4.0	n/a	n/a	213,051	5.0

19. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Bridge Bancorp, Inc. (Parent Company only) follows:

Condensed Balance Sheets

	December 31,
(In thousands)	2018	2017
Assets:
Cash and cash equivalents	$1,537	$7,858
Other assets	103	210
Investment in the Bank	532,105	500,896
Total assets	$533,745	$508,964

Liabilities and stockholders’ equity:
Subordinated debentures	$78,781	$78,641
Other liabilities	1,134	1,123
Total liabilities	79,915	79,764

Total stockholders’ equity	453,830	429,200
Total liabilities and stockholders’ equity	$533,745	$508,964

Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2018	2017	2016
Dividends from the Bank	$15,000	$—	$14,800
Interest expense	4,539	4,588	5,903
Non-interest expense	135	147	260
Income (loss) before income taxes and equity in undistributed earnings of the Bank	10,326	(4,735)	8,637
Income tax benefit	(1,005)	(1,774)	(2,126)
Income (loss) before equity in undistributed earnings of the Bank	11,331	(2,961)	10,763
Equity in undistributed earnings of the Bank	27,896	23,500	24,728
Net income	$39,227	$20,539	$35,491

Page -91-

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$39,227	$20,539	$35,491
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of the Bank	(27,896)	(23,500)	(24,728)
Amortization	140	139	152
Decrease (increase) in other assets	108	18	(212)
Increase (decrease) in other liabilities	11	(398)	351
Net cash provided by (used in) operating activities	11,590	(3,202)	11,054

Cash flows from investing activities:
Investment in the Bank	—	—	(39,500)
Net cash used in investing activities	—	—	(39,500)

Cash flows from financing activities:
Repayment of junior subordinated debentures	—	(352)	—
Net proceeds from issuance of common stock	1,017	951	48,442
Net proceeds from exercise of stock options	—	—	62
Repurchase of surrendered stock from vesting of restricted stock awards	(586)	(350)	(344)
Cash dividends paid	(18,342)	(18,238)	(16,140)
Net cash (used in) provided by financing activities	(17,911)	(17,989)	32,020

Net (decrease) increase in cash and cash equivalents	(6,321)	(21,191)	3,574
Cash and cash equivalents at beginning of year	7,858	29,049	25,475
Cash and cash equivalents at end of year	$1,537	$7,858	$29,049

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of other comprehensive loss and related income tax effects:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Unrealized holding losses on available for sale securities	$(8,429)	$(1,107)	$(6,428)
Reclassification adjustment for losses (gains) realized in income	7,921	(38)	(449)
Income tax effect	160	640	2,795
Net change in unrealized losses on available for sale securities	(348)	(505)	(4,082)

Unrealized net loss arising during the period	(1,567)	(302)	(1,452)
Reclassification adjustment for amortization realized in income	384	480	384
Income tax effect	351	15	438
Net change in post-retirement obligation	(832)	193	(630)

Change in fair value of derivatives used for cash flow hedges	2,493	463	1,191
Reclassification adjustment for (gains) losses realized in income	(1,068)	1,419	944
Income tax effect	(418)	(793)	(865)
Net change in unrealized gain on cash flow hedges	1,007	1,089	1,270

Other comprehensive (loss) income	$(173)	$777	$(3,442)

Page -92-

The following is a summary of the accumulated other comprehensive loss balances, net of income taxes at the dates indicated:

		Other
	December 31,	Comprehensive	December 31,
(In thousands)	2017	Income	2018
Unrealized losses on available for sale securities	$(11,337)	$(348)	$(11,685)
Unrealized losses on pension benefits	(5,533)	(832)	(6,365)
Unrealized gains on cash flow hedges	1,931	1,007	2,938
Accumulated other comprehensive loss, net of income taxes	$(14,939)	$(173)	$(15,112)

The following represents the reclassifications out of accumulated other comprehensive (loss) income:

	Year Ended December 31,			Affected Line Item in the
(In thousands)	2018	2017	2016	Consolidated Statements of Income
Realized (losses) gains on sale of available for sale securities	$(7,921)	$38	$449	Net securities (losses) gains
Amortization of defined benefit pension plan and defined benefit plan component of the SERP:
Prior service credit	77	77	77	Other operating expenses
Transition obligation	(5)	(27)	(28)	Other operating expenses
Actuarial losses	(456)	(530)	(433)	Other operating expenses
Realized gains (losses) on cash flow hedges	1,068	(1,419)	(944)	Interest expense
Total reclassifications, before income tax	(7,237)	(1,861)	(879)
Income tax benefit	2,105	762	356	Income tax expense
Total reclassifications, net of income tax	$(5,132)	$(1,099)	$(523)

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected Consolidated Quarterly Financial Data follows:

	2018 Quarter Ended
(In thousands, except per share amounts)	March 31,	June 30,		September 30,		December 31,
Interest income	$41,364	$41,551		$42,589		$43,480
Interest expense	6,825	7,622		8,375		9,382
Net interest income	34,539	33,929		34,214		34,098
Provision for loan losses	800	400		200		400
Net interest income after provision for loan losses	33,739	33,529		34,014		33,698
Non-interest income (loss)	4,113	(2,578)	(1)	4,918		5,115
Non-interest expense	22,598	22,507		31,004	(2)	22,071	(3)
Income before income taxes	15,254	8,444		7,928		16,742
Income tax expense	3,181	1,701		1,381		2,878
Net income	$12,073	$6,743		$6,547		$13,864
Basic earnings per share	$0.61	$0.34		$0.33		$0.70
Diluted earnings per share	$0.61	$0.34		$0.33		$0.70

Page -93-

	2017 Quarter Ended
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Interest income	$35,217	$36,234	$38,438	$39,960
Interest expense	4,756	5,441	6,093	6,399
Net interest income	30,461	30,793	32,345	33,561
Provision for loan losses	800	950	1,900	10,400	(4)
Net interest income after provision for loan losses	29,661	29,843	30,445	23,161
Non-interest income	4,122	4,509	4,972	4,499
Non-interest expense	20,296	21,006	21,271	29,154	(5)
Income (loss) before income taxes	13,487	13,346	14,146	(1,494)
Income tax expense	4,316	4,505	4,703	5,422	(6)
Net income (loss)	$9,171	$8,841	$9,443	$(6,916)
Basic earnings (loss) per share	$0.47	$0.45	$0.48	$(0.35)
Diluted earnings (loss) per share	$0.47	$0.45	$0.48	$(0.35)

(1)	2018 amount includes a pre-tax net securities loss of $7.9 million.
(2)	2018 amount includes a pre-tax charge related to the fraudulent conduct of a business customer of $9.5 million.
(3)	2018 amount includes a pre-tax charge of $0.8 million related to office relocation costs and a pre-tax recovery of $0.6 million related to fraud loss.
(4)	2017 amount includes net charge-offs primarily from loans and specific reserves associated with two relationships of $8.0 million.
(5)	2017 amount includes restructuring costs associated with branch restructuring and charter conversion of $8.0 million.
(6)	2017 amount includes a charge to write-down deferred tax assets due to the enactment of the Tax Act of $7.6 million.

22. NET FRAUD LOSS

The Company incurred a pre-tax charge of $8.9 million in the year ended December 31, 2018 relating to the fraudulent conduct of a business customer through its deposit accounts at the Bank.   The Company is working with the appropriate law enforcement authorities in connection with this matter. The customer has filed a petition pursuant to Chapter 11 of the bankruptcy code.

In January 2019, the Company filed a claim for the loss with its insurance carrier, but the extent and amount of coverage is not yet certain.

Page -94-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Audit Committee of Bridge Bancorp, Inc.
Bridgehampton, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bridge Bancorp, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework: (2013) issued by COSO.

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

Crowe LLP

We have served as the Company’s auditor since 2002.

New York, New York
March 11, 2019

Page -95-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2018, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10‑K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe LLP appears on the previous page.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding Directors, Executive Officers and Corporate Governance will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2019 and is incorporated herein by reference thereto.

Page -96-

Item 11. Executive Compensation

The information regarding Executive Compensation will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2019 and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2019 and is incorporated herein by reference thereto.

Set forth below is certain information as of December 31, 2018, regarding the Company’s equity compensation plans that have been approved by stockholders. The Company does not have any equity compensation plans that have not been approved by stockholders.

	Number of securities to	Weighted average
Equity compensation	be issued upon exercise	exercise price with	Number of securities
plan approved by	of outstanding options	respect to outstanding	remaining available for
stockholders	and awards	stock options	issuance under the plan
2006 Stock-Based Incentive Plan	19,928	—	—
2012 Stock-Based Incentive Plan	209,867	$ 36.19	282,737
Employee Stock Purchase Plan	—	—	996,242
Total	229,795	$ 36.19	1,278,979

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions and Director Independence will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2019 and is incorporated herein by reference thereto.

Item 14. Principal Accountant Fees and Services

The information regarding the Company’s independent registered public accounting firm’s fees and services will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2019 and is incorporated herein by reference thereto.

Page -97-

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

See Exhibit Index on page 99.

Item 16. Form 10‑K Summary

Not applicable.

Page -98-

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Exhibit

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s amended Form 10-QSB, File No. 0-18546, filed October 15, 1990)	*

3.1(i)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed August 13, 1999)	*

3.1(ii)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Definitive Proxy Statement, File No. 001-34096, filed November 18, 2008)	*

3.2	Revised Bylaws of the Registrant (incorporated by reference to Registrant’s Form 10-K, File No. 001-34096, filed March 9, 2018)	*

10.1	Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 8-K, File No. 001-34096, filed June 24, 2015)	*

10.1(i)	First Amendment to the Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed May 10, 2016)	*

10.1(ii)	Second Amendment to the Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed August 8, 2016)	*

10.1(iii)	Third Amendment to the Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 10-K, File No. 001-34096, filed March 9, 2018)	*

10.2	Employment Contract – Kevin M. O’Connor (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed October 15, 2007)	*

10.3	Equity Incentive Plan (incorporated by reference to Registrant’s Definitive Proxy Statement, File No. 0-18546, filed March 24, 2006)	*

10.4	Supplemental Executive Retirement Plan (Revised for 409A) (incorporated by reference to Registrant’s Form 10-K, File No. 0-18546, filed March 14, 2008)	*

10.5	2012 Stock-Based Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 2, 2012)	*

10.6	Bridge Bancorp, Inc. Amended and Restated Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Form 10-K, File No. 001-34096, filed March 10, 2017)	*

10.7

Form of Employment Agreement entered into with James J. Manseau, John M. McCaffery and Kevin L. Santacroce (incorporated by reference to Registrant’s Form 10-K, File No. 001-34096, filed March 9, 2018)

*

10.8	Bridge Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 2, 2018)	*

21.1	Subsidiaries of Bridge Bancorp, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

101

The following financial statements from Bridge Bancorp, Inc.’s Annual Report on Form 10-K for the Year Ended December 31, 2018, filed on March 11, 2019, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements.

Page -99-

Exhibit Number	Description of Exhibit	Exhibit

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*Denotes incorporated by reference.

Page -100-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

March 11, 2019	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

March 11, 2019	/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and Chief Financial Officer

March 11, 2019	/s/ Nicholas Parrinelli
Nicholas Parrinelli
Vice President, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 11, 2019	/s/ Marcia Z. Hefter	Director
Marcia Z. Hefter

March 11, 2019	/s/ Dennis A. Suskind	Director
Dennis A. Suskind

March 11, 2019	/s/ Kevin M. O’Connor	Director
Kevin M. O’Connor

March 11, 2019	/s/ Emanuel Arturi	Director
Emanuel Arturi

March 11, 2019	/s/ Charles I. Massoud	Director
Charles I. Massoud

March 11, 2019	/s/ Albert E. McCoy Jr.	Director
Albert E. McCoy Jr.

March 11, 2019	/s/ Howard H. Nolan	Director
Howard H. Nolan

March 11, 2019	/s/ Rudolph J. Santoro	Director
Rudolph J. Santoro

Director
Thomas J. Tobin

March 11, 2019	/s/ Raymond A. Nielsen	Director
Raymond A. Nielsen

March 11, 2019	/s/ Daniel Rubin	Director
Daniel Rubin

March 11, 2019	/s/ Christian C. Yegen	Director
Christian C. Yegen

March 11, 2019	/s/ Matthew Lindenbaum	Director
Matthew Lindenbaum

Page -101-