Form 10-Q
period 2019-03-31
BRIDGE BANCORP INC
filed 2019-05-09
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	BDGE	NASDAQ STOCK MARKET, LLC

There were 19,853,386 shares of common stock outstanding as of April 30, 2019.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Cash and due from banks	$68,773	$142,145
Interest-bearing deposits with banks	31,684	153,223
Total cash and cash equivalents	100,457	295,368

Securities available for sale, at fair value	707,451	680,886
Securities held to maturity (fair value of $147,633 and $156,792, respectively)	149,512	160,163
Total securities	856,963	841,049

Securities, restricted	28,068	24,028

Loans held for investment	3,391,104	3,275,811
Allowance for loan losses	(31,784)	(31,418)
Loans, net	3,359,320	3,244,393

Premises and equipment, net	34,478	35,008
Operating lease right-of-use assets	37,621	—
Accrued interest receivable	13,057	11,236
Goodwill	105,950	105,950
Other intangible assets	4,150	4,374
Prepaid pension	10,373	10,263
Bank owned life insurance	90,265	89,712
Other real estate owned	175	175
Other assets	34,332	39,188
Total assets	$4,675,209	$4,700,744

Liabilities
Demand deposits	$1,313,947	$1,448,605
Savings, NOW and money market deposits	2,130,808	2,108,297
Certificates of deposit of $100,000 or more	218,682	207,087
Other time deposits	62,027	122,404
Total deposits	3,725,464	3,886,393

Repurchase agreements	721	539
Federal Home Loan Bank ("FHLB") advances	330,217	240,433
Subordinated debentures, net	78,815	78,781
Operating lease liabilities	40,454	—
Other liabilities and accrued expenses	34,535	40,768
Total liabilities	4,210,206	4,246,914

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share (40,000,000 shares authorized; 19,871,469 and 19,815,680 shares issued, respectively; and 19,847,705 and 19,790,884 shares outstanding, respectively)	199	198
Surplus	352,454	352,093
Retained earnings	125,765	117,432
Treasury stock at cost, 23,764 and 24,796 shares, respectively	(786)	(781)
	477,632	468,942
Accumulated other comprehensive loss, net of income taxes	(12,629)	(15,112)
Total stockholders’ equity	465,003	453,830
Total liabilities and stockholders’ equity	$4,675,209	$4,700,744

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Interest income:
Loans (including fee income)	$37,612	$35,613
Mortgage-backed securities, CMOs and other asset-backed securities	4,789	3,724
U.S. GSE securities	192	279
State and municipal obligations	627	812
Corporate bonds	336	355
Deposits with banks	544	90
Other interest and dividend income	415	491
Total interest income	44,515	41,364

Interest expense:
Savings, NOW and money market deposits	6,369	2,514
Certificates of deposit of $100,000 or more	983	517
Other time deposits	562	195
Federal funds purchased and repurchase agreements	45	606
FHLB advances	1,098	1,858
Subordinated debentures	1,135	1,135
Total interest expense	10,192	6,825

Net interest income	34,323	34,539
Provision for loan losses	600	800
Net interest income after provision for loan losses	33,723	33,739

Non-interest income:
Service charges and other fees	2,428	2,163
Title fee income	306	505
Gain on sale of Small Business Administration ("SBA") loans	217	371
BOLI income	553	546
Other operating income	1,714	528
Total non-interest income	5,218	4,113

Non-interest expense:
Salaries and employee benefits	13,280	12,812
Occupancy and equipment	3,531	3,243
Technology and communications	1,789	1,643
Marketing and advertising	1,023	962
Professional services	757	1,212
FDIC assessments	238	464
Amortization of other intangible assets	213	246
Other operating expenses	1,768	2,016
Total non-interest expense	22,599	22,598

Income before income taxes	16,342	15,254
Income tax expense	3,415	3,181
Net income	$12,927	$12,073
Basic earnings per share	$0.65	$0.61
Diluted earnings per share	$0.65	$0.61

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$12,927	$12,073
Other comprehensive income (loss):
Change in unrealized net gains (losses) on securities available for sale, net of reclassifications and deferred income taxes	3,918	(6,088)
Adjustment to pension liability, net of reclassifications and deferred income taxes	90	67
Unrealized (losses) gains on cash flow hedges, net of reclassifications and deferred income taxes	(1,525)	2,051
Total other comprehensive income (loss)	2,483	(3,970)
Comprehensive income	$15,410	$8,103

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
					Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at January 1, 2019	$198	$352,093	$117,432	$(781)	$(15,112)	$453,830
Net income			12,927			12,927
Shares issued under the dividend reinvestment plan		198				198
Stock awards granted and distributed	1	(791)		790		—
Repurchase of surrendered stock from vesting of restricted stock awards				(795)		(795)
Share based compensation expense		954				954
Cash dividend declared, $0.23 per share			(4,594)			(4,594)
Other comprehensive income, net of deferred income taxes					2,483	2,483
Balance at March 31, 2019	$199	$352,454	$125,765	$(786)	$(12,629)	$465,003

					Accumulated
					Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at January 1, 2018	$197	$347,691	$96,547	$(296)	$(14,939)	$429,200
Net income			12,073			12,073
Shares issued under the dividend reinvestment plan		232				232
Stock awards granted and distributed	1	(307)		306		—
Stock awards forfeited		20		(20)		—
Repurchase of surrendered stock from vesting of restricted stock awards				(426)		(426)
Share based compensation expense		784				784
Cash dividend declared, $0.23 per share			(4,570)			(4,570)
Other comprehensive loss, net of deferred income taxes					(3,970)	(3,970)
Balance at March 31, 2018	$198	$348,420	$104,050	$(436)	$(18,909)	$433,323

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$12,927	$12,073
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	800
Depreciation and amortization of premises and equipment	1,048	933
Net (accretion) and other amortization	(287)	(1,033)
Net amortization on securities	648	1,302
Increase in cash surrender value of bank owned life insurance	(553)	(546)
Amortization of intangible assets	213	246
Share based compensation expense	954	784
Increase in accrued interest receivable	(1,821)	(255)
SBA loans originated for sale	(3,188)	(4,281)
Proceeds from sale of the guaranteed portion of SBA loans	3,454	4,744
Gain on sale of the guaranteed portion of SBA loans	(217)	(371)
Decrease in other assets	4,006	1,253
Decrease in accrued expenses and other liabilities	(5,619)	(479)
Net cash provided by operating activities	12,165	15,170

Cash flows from investing activities:
Purchases of securities available for sale	(40,771)	(525)
Purchases of securities, restricted	(14,850)	(342,405)
Redemption of securities, restricted	10,810	341,559
Maturities, calls and principal payments of securities available for sale	19,270	24,715
Maturities, calls and principal payments of securities held to maturity	10,470	4,558
Net increase in loans	(115,341)	(98,217)
Purchase of premises and equipment	(518)	(1,320)
Net cash used in investing activities	(130,930)	(71,635)

Cash flows from financing activities:
Net (decrease) increase in deposits	(160,921)	96,712
Net decrease in federal funds purchased	—	(50,000)
Net increase in FHLB advances	89,784	18,787
Net increase (decrease) in repurchase agreements	182	(5)
Net proceeds from issuance of common stock	198	232
Repurchase of surrendered stock from vesting of restricted stock awards	(795)	(426)
Cash dividends paid	(4,594)	(4,570)
Net cash (used in) provided by financing activities	(76,146)	60,730

Net (decrease) increase in cash and cash equivalents	(194,911)	4,265
Cash and cash equivalents at beginning of period	295,368	94,747
Cash and cash equivalents at end of period	$100,457	$99,012

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$11,126	$7,963
Income taxes	$49	$261

Non-cash investing and financing activities:
Transfers from portfolio loans to other real estate owned	$—	$175

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Bridge Bancorp, Inc. (the “Holding Company”), is a bank holding company incorporated under the laws of the State of New York. The Holding Company’s business consists of the operations of its wholly-owned subsidiary, BNB Bank (the “Bank”). The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc.; a financial title insurance subsidiary, Bridge Abstract LLC (“Bridge Abstract”); and an investment services subsidiary, Bridge Financial Services, Inc. (“Bridge Financial Services”).

The unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q include the collective results of the Holding Company and its wholly-owned subsidiary, the Bank, which are collectively herein referred to as “we”, “us”, “our” and the “Company.”

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10‑K for the year ended December 31, 2018.

2. EARNINGS PER SHARE

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 260‑10‑45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). The restricted stock awards (“RSAs”) and certain restricted stock units (“RSUs”) granted by the Company contain non-forfeitable rights to dividends and therefore are considered participating securities. The two-class method for calculating basic EPS excludes dividends paid to participating securities and any undistributed earnings attributable to participating securities.

The following table presents the computation of EPS for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2019	2018
Net income	$12,927	$12,073
Dividends paid on and earnings allocated to participating securities	(277)	(253)
Income attributable to common stock	$12,650	$11,820

Weighted average common shares outstanding, including participating securities	19,926	19,834
Weighted average participating securities	(426)	(421)
Weighted average common shares outstanding	19,500	19,413
Basic earnings per common share	$0.65	$0.61

Income attributable to common stock	$12,650	$11,820

Weighted average common shares outstanding	19,500	19,413
Incremental shares from assumed conversions of options and restricted stock units	26	25
Weighted average common and equivalent shares outstanding	19,526	19,438
Diluted earnings per common share	$0.65	$0.61

There were 110,660 stock options outstanding at March 31, 2019 that were not included in the computation of diluted earnings per share for the three months ended March 31, 2019 because the options' exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. There were 47,393 stock options outstanding at March 31, 2018 that were not included in the computation of diluted earnings per share for the three months ended March 31, 2018 because the options' exercise prices were greater than the average market price of common stock and were, therefore, antidilutive.

There were 22,305 and 21,693 RSUs that were antidilutive for the three months ended March 31, 2019 and 2018, respectively.

3. STOCK-BASED COMPENSATION PLANS

The Bridge Bancorp, Inc. 2012 Stock-Based Incentive Plan (“2012 SBIP”) provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company. The 2012 SBIP superseded the Bridge Bancorp, Inc. 2006 Stock-Based Incentive Plan. The number of shares of common stock of Bridge Bancorp, Inc. available for stock-based awards under the 2012 SBIP is 525,000 plus 278,385 shares that were remaining under the 2006 Stock-Based Incentive Plan. Of the total 803,385 shares of common stock approved for issuance under the 2012 SBIP, 163,472 shares remain available for issuance at March 31, 2019, including shares that may be granted in the form of stock options, RSAs, or RSUs.

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

During the three months ended March 31, 2019 and 2018, in accordance with the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers (“NEOs”), the Company granted 63,267 and 47,393 stock options, respectively, with an exercise price set to equal a 10.0% premium over the grant date stock price. All of the stock options granted vest ratably over three years. The estimated weighted-average grant-date fair value of all stock options granted in the three months ended March 31, 2019 and 2018 was $5.05 and $6.52 per stock option, respectively, using the Black-Scholes option-pricing model with assumptions as follows:

	Three Months Ended
	March 31,
	2019		2018
Dividend yield	2.86%		2.80%
Expected volatility	23.80		27.53
Risk-free interest rate	2.52		2.67
Expected option life	6.0	years	6.5	years

Compensation expense attributable to stock options was $39 thousand and $13 thousand for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $499 thousand of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 2.5 years.

The following table summarizes the status of the Company's stock options as of and for the three months ended March 31, 2019:

			Weighted
		Weighted	Average
	Number	Average	Remaining		Aggregate
	of	Exercise	Contractual		Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life		Value
Outstanding, January 1, 2019	47,393	$36.19
Granted	63,267	35.35
Outstanding, March 31, 2019	110,660	35.71	9.4	years	$—
Vested and Exercisable, March 31, 2019	15,795	36.19	8.9	years	—

	Number of	Exercise
Range of Exercise Prices	Options	Price
	63,267	$35.35
	47,393	$36.19
	110,660

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

The following table summarizes the unvested RSA activity for the three months ended March 31, 2019:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2019	324,882	$29.13
Granted	74,252	32.17
Vested	(83,184)	27.02
Forfeited	(1,185)	32.53
Unvested, March 31, 2019	314,765	30.39

During the three months ended March 31, 2019, the Company granted a total of 74,252 RSAs. Of the 74,252 RSAs granted, 49,925 time-vested RSAs vest ratably over five years and 24,327 time-vested RSAs vest ratably over three years. During the three months ended March 31, 2018, the Company granted a total of 77,682 RSAs. Of the 77,682 RSAs granted, 39,750 time-vested RSAs vest ratably over five years, 12,815 time-vested RSAs vest ratably over three years, and 25,117 performance-based RSAs vest ratably over two years, subject to the achievement of the Company's 2018 corporate goals.

As of March 31, 2019, there were 314,765 unvested RSAs consisting of 303,114 time-vested RSAs and 11,651 performance-based RSAs.

Compensation expense attributable to RSAs was $602 thousand and $536 thousand for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $6.7 million of total unrecognized compensation cost related to non-vested RSAs. The cost is expected to be recognized over a weighted-average period of 3.5 years.

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

During the three months ended March 31, 2019, in accordance with the LTI Plan for NEOs, the Company granted 22,305 RSUs. Of the 22,305 RSUs granted, 13,255 time-vested RSUs vest ratably over five years and 9,050 performance-based RSUs vest subject to the achievement of the Company's three-year corporate goal for the three-year period ending December 31, 2021.

The following table summarizes the unvested NEO RSU activity for the three months ended March 31, 2019:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2019	79,238	$27.36
Granted	22,305	33.42
Reinvested dividends	642	27.36
Forfeited	(16,184)	23.34
Vested	(2,573)	32.90
Unvested, March 31, 2019	83,428	29.59

Compensation expense attributable to LTI Plan RSUs was $170 thousand and $101 thousand for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $1.9 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 3.2 years.

Directors Plan

In April 2009, the Company adopted a Directors Deferred Compensation Plan (“Directors Plan”). Under the Directors Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of RSUs. In addition, directors receive a non-election retainer in the form of RSUs. These RSUs vest ratably over one year and have dividend rights but no voting rights. In connection with the Directors Plan, the Company recorded expense of $143 thousand and $135 thousand for the three months ended March 31, 2019 and 2018, respectively.

Employee Stock Purchase Plan

In May 2018, the Board of Directors adopted, and stockholders approved the Employee Stock Purchase Plan (“ESPP”). A total of 1,000,000 shares of the Company’s common stock have been initially authorized for issuance under the ESPP. Subject to any plan limitations, the ESPP allows eligible employees to contribute, normally through payroll deductions, up to $25 thousand for the purchase of the Company’s common stock at a discounted price per share for any calendar year. The current offering period is from January 1, 2019 through June 15, 2019.

During the three months ended March 31, 2019 and 2018, no shares of common stock were purchased and no expense was recorded related to the ESPP.

4. SECURITIES

The following tables summarize the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at March 31, 2019 and December 31, 2018 and the corresponding amounts of unrealized gains and losses therein:

	March 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$39,971	$—	$(496)	$39,475
State and municipal obligations	42,699	538	(72)	43,165
U.S. GSE residential mortgage-backed securities	98,348	122	(1,858)	96,612
U.S. GSE residential collateralized mortgage obligations	367,763	1,291	(4,118)	364,936
U.S. GSE commercial mortgage-backed securities	7,050	5	—	7,055
U.S. GSE commercial collateralized mortgage obligations	92,334	—	(1,931)	90,403
Other asset backed securities	24,250	—	(1,152)	23,098
Corporate bonds	46,000	—	(3,293)	42,707
Total available for sale	718,415	1,956	(12,920)	707,451

Held to maturity:
State and municipal obligations	45,284	504	(35)	45,753
U.S. GSE residential mortgage-backed securities	9,309	—	(234)	9,075
U.S. GSE residential collateralized mortgage obligations	47,204	291	(746)	46,749
U.S. GSE commercial mortgage-backed securities	18,909	20	(393)	18,536
U.S. GSE commercial collateralized mortgage obligations	28,806	—	(1,286)	27,520
Total held to maturity	149,512	815	(2,694)	147,633
Total securities	$867,927	$2,771	$(15,614)	$855,084

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$29,997	$—	$(947)	$29,050
State and municipal obligations	40,980	105	(354)	40,731
U.S. GSE residential mortgage-backed securities	96,536	38	(3,036)	93,538
U.S. GSE residential collateralized mortgage obligations	362,905	826	(5,954)	357,777
U.S. GSE commercial mortgage-backed securities	3,536	—	(28)	3,508
U.S. GSE commercial collateralized mortgage obligations	93,177	—	(2,539)	90,638
Other asset-backed securities	24,250	—	(1,031)	23,219
Corporate bonds	46,000	—	(3,575)	42,425
Total available for sale	697,381	969	(17,464)	680,886

Held to maturity:
State and municipal obligations	53,540	290	(276)	53,554
U.S. GSE residential mortgage-backed securities	9,688	—	(336)	9,352
U.S. GSE residential collateralized mortgage obligations	48,244	163	(1,130)	47,277
U.S. GSE commercial mortgage-backed securities	19,098	4	(620)	18,482
U.S. GSE commercial collateralized mortgage obligations	29,593	—	(1,466)	28,127
Total held to maturity	160,163	457	(3,828)	156,792
Total securities	$857,544	$1,426	$(21,292)	$837,678

The following table summarizes the amortized cost and estimated fair value by contractual maturity of the available for sale and held to maturity investment securities portfolio at March 31, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019
	Amortized	Estimated
(In thousands)	Cost	Fair Value
Maturity
Available for sale:
Within one year	$12,166	$12,160
One to five years	46,305	45,668
Five to ten years	78,788	76,090
Beyond ten years	581,156	573,533
Total	$718,415	$707,451

Held to maturity:
Within one year	$9,035	$9,028
One to five years	25,953	26,037
Five to ten years	34,673	34,700
Beyond ten years	79,851	77,868
Total	$149,512	$147,633

The following tables summarize securities with gross unrealized losses at March 31, 2019 and December 31, 2018, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2019
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$—	$—	$39,475	$(496)
State and municipal obligations	—	—	10,061	(72)
U.S. GSE residential mortgage-backed securities	—	—	87,040	(1,858)
U.S. GSE residential collateralized mortgage obligations	67,391	(248)	166,790	(3,870)
U.S. GSE commercial collateralized mortgage obligations	47,013	(250)	43,390	(1,681)
Other asset backed securities	—	—	23,098	(1,152)
Corporate bonds	—	—	42,707	(3,293)
Total available for sale	$114,404	$(498)	$412,561	$(12,422)

Held to maturity:
State and municipal obligations	$—	$—	$11,768	$(35)
U.S. GSE residential mortgage-backed securities	—	—	9,075	(234)
U.S. GSE residential collateralized mortgage obligations	—	—	37,415	(746)
U.S. GSE commercial mortgage-backed securities	—	—	16,251	(393)
U.S. GSE commercial collateralized mortgage obligations	—	—	27,520	(1,286)
Total held to maturity	$—	$—	$102,029	$(2,694)

	December 31, 2018
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$—	$—	$29,050	$(947)
State and municipal obligations	6,655	(15)	21,273	(339)
U.S. GSE residential mortgage-backed securities	—	—	88,762	(3,036)
U.S. GSE residential collateralized mortgage obligations	46,452	(141)	172,468	(5,813)
U.S. GSE commercial mortgage-backed securities	—	—	3,508	(28)
U.S. GSE commercial collateralized mortgage obligations	46,705	(623)	43,933	(1,916)
Other asset-backed securities	—	—	23,219	(1,031)
Corporate bonds	—	—	42,425	(3,575)
Total available for sale	$99,812	$(779)	$424,638	$(16,685)

Held to maturity:
State and municipal obligations	$8,286	$(26)	$22,142	$(250)
U.S. GSE residential mortgage-backed securities	—	—	9,352	(336)
U.S. GSE residential collateralized mortgage obligations	—	—	40,665	(1,130)
U.S. GSE commercial mortgage-backed securities	—	—	16,205	(620)
U.S. GSE commercial collateralized mortgage obligations	—	—	28,127	(1,466)
Total held to maturity	$8,286	$(26)	$116,491	$(3,802)

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

At March 31, 2019, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Other asset backed securities are comprised of student loan backed bonds which are guaranteed by the U.S. Department of Education for 97% to 100% of principal. Additionally, the bonds have credit support of 3% to 5% and have maintained their Aa3 Moody's rating during the time the Bank has owned them. The corporate bonds within the portfolio have all maintained an investment grade rating by either Moody's or Standard and Poor's. None of the unrealized losses is related to credit losses. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

Sales and Calls of Securities

There were no proceeds from sales of securities for the three months ended March 31, 2019 and 2018. There were $7.9 million of proceeds from calls of securities for the three months ended March 31, 2019. There were no proceeds from calls of securities for the three months ended March 31, 2018.

Pledged Securities

Securities having a fair value of $402.9 million and $354.3 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) overnight borrowings.

Trading Securities

The Company did not hold any trading securities during the three months ended March 31, 2019 or the year ended December 31, 2018.

Restricted Securities

The Bank is a member of the FHLB of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker's Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the FRB system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $28.1 million and $24.0 million in FHLB, ACBB and FRB stock at March 31, 2019 and December 31, 2018, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

5. FAIR VALUE

The Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities during the first quarter of 2018.  The Company adopted the amended guidance that requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	March 31, 2019
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$39,475		$39,475
State and municipal obligations	43,165		43,165
U.S. GSE residential mortgage-backed securities	96,612		96,612
U.S. GSE residential collateralized mortgage obligations	364,936		364,936
U.S. GSE commercial mortgage-backed securities	7,055		7,055
U.S. GSE commercial collateralized mortgage obligations	90,403		90,403
Other asset-backed securities	23,098		23,098
Corporate bonds	42,707		42,707
Total available for sale securities	$707,451		$707,451
Derivatives	$7,663		$7,663

Financial liabilities:
Derivatives	$5,772		$5,772

	December 31, 2018
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$29,050		$29,050
State and municipal obligations	40,731		40,731
U.S. GSE residential mortgage-backed securities	93,538		93,538
U.S. GSE residential collateralized mortgage obligations	357,777		357,777
U.S. GSE commercial mortgage-backed securities	3,508		3,508
U.S. GSE commercial collateralized mortgage obligations	90,638		90,638
Other asset-backed securities	23,219		23,219
Corporate bonds	42,425		42,425
Total available for sale securities	$680,886		$680,886
Derivatives	$6,363		$6,363

Financial liabilities:
Derivatives	$2,215		$2,215

The following tables summarize assets measured at fair value on a non-recurring basis:

March 31, 2019
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,960			$3,960
Other real estate owned	$175			$175

December 31, 2018
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,532			$2,532
Other real estate owned	$175			$175

Impaired loans with an allocated allowance for loan losses at March 31, 2019 had a carrying amount of $4.0 million, which is made up of the outstanding balance of $4.3 million, net of a valuation allowance of $0.3 million. This resulted in an additional provision for loan losses of $0.1 million that is included in the amount reported on the consolidated statements of income for the three months ended March 31, 2019. Impaired loans with an allocated allowance for loan losses at December 31, 2018 had a carrying amount of $2.5 million, which is made up of the outstanding balance of $2.7 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million that is included in the amount reported on the consolidated statements of income for the year ended December 31, 2018.

Other real estate owned at March 31, 2019 and December 31, 2018 had a carrying amount of $0.2 million with no valuation allowance recorded. Accordingly, there was no additional provision for loan losses included in the amount reported on the Consolidated Statements of Income.

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

Impaired Loans and Other Real Estate Owned: For impaired loans, the Company evaluates the fair value of the loan in accordance with current accounting guidance. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of other real estate owned is also evaluated in accordance with current accounting guidance and determined based on recent appraised values less the estimated cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Adjustments may relate to location, square footage, condition, amenities, market rate of leases as well as timing of comparable sales. All appraisals undergo a second review process to ensure that the methodology employed and the values derived are reasonable. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. Impaired loans are evaluated quarterly for additional impairment and adjusted accordingly.

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

The following tables summarize the estimated fair values and recorded carrying amounts of the Company's financial instruments at March 31, 2019 and December 31, 2018:

	March 31, 2019
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$68,773	$68,773	$—	$—	$68,773
Interest-bearing deposits with banks	31,684	31,684	—	—	31,684
Securities available for sale	707,451	—	707,451	—	707,451
Securities restricted	28,068	n/a	n/a	n/a	n/a
Securities held to maturity	149,512	—	147,633	—	147,633
Loans, net	3,359,320	—	—	3,346,699	3,346,699
Derivatives	7,663	—	7,663	—	7,663
Accrued interest receivable	13,057	—	2,980	10,077	13,057

Financial liabilities:
Certificates of deposit	280,709	—	279,236	—	279,236
Demand and other deposits	3,444,755	3,444,755	—	—	3,444,755
FHLB advances	330,217	90,000	237,499	—	327,499
Repurchase agreements	721	—	721	—	721
Subordinated debentures	78,815	—	78,058	—	78,058
Derivatives	5,772	—	5,772	—	5,772
Accrued interest payable	590	—	590	—	590

	December 31, 2018
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$142,145	$142,145	$—	$—	$142,145
Interest-bearing deposits with banks	153,223	153,223	—	—	153,223
Securities available for sale	680,886	—	680,886	—	680,886
Securities restricted	24,028	n/a	n/a	n/a	n/a
Securities held to maturity	160,163	—	156,792	—	156,792
Loans, net	3,244,393	—	—	3,216,204	3,216,204
Derivatives	6,363	—	6,363	—	6,363
Accrued interest receivable	11,236	—	2,936	8,300	11,236

Financial liabilities:
Certificates of deposit	329,491	—	326,865	—	326,865
Demand and other deposits	3,556,902	3,556,902	—	—	3,556,902
FHLB advances	240,433	—	236,209	—	236,209
Repurchase agreements	539	—	539	—	539
Subordinated debentures	78,781	—	74,400	—	74,400
Derivatives	2,215	—	2,215	—	2,215
Accrued interest payable	1,524	—	1,524	—	1,524

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	March 31, 2019	December 31, 2018
Commercial real estate mortgage loans	$1,402,633	$1,373,556
Multi-family mortgage loans	624,114	585,827
Residential real estate mortgage loans	515,173	519,763
Commercial, industrial and agricultural loans	671,897	645,724
Real estate construction and land loans	147,116	123,393
Installment/consumer loans	22,781	20,509
Total loans	3,383,714	3,268,772
Net deferred loan costs and fees	7,390	7,039
Total loans held for investment	3,391,104	3,275,811
Allowance for loan losses	(31,784)	(31,418)
Loans, net	$3,359,320	$3,244,393

In June 2015, the Company completed the acquisition of Community National Bank (“CNB”) resulting in the addition of $729.4 million of acquired loans recorded at their fair value. There were approximately $266.1 million and $275.0 million of acquired CNB loans remaining as of March 31, 2019 and December 31, 2018, respectively.

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

The following tables represent loans categorized by class and internally assigned risk grades as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$513,116	$11,652	$18,068	$—	$542,836
Non-owner occupied	845,486	10,564	3,747	—	859,797
Multi-family	623,699	415	—	—	624,114
Residential real estate:
Residential mortgage	436,967	8,278	1,304	—	446,549
Home equity	66,569	992	1,063	—	68,624
Commercial and industrial:
Secured	151,751	2,762	9,125	—	163,638
Unsecured	486,419	11,885	9,955	—	508,259
Real estate construction and land loans	146,816	—	300	—	147,116
Installment/consumer loans	21,994	757	30	—	22,781
Total loans	$3,292,817	$47,305	$43,592	$—	$3,383,714

	December 31, 2018
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$480,503	$12,045	$17,850	$—	$510,398
Non-owner occupied	858,069	2,188	2,901	—	863,158
Multi-family	585,409	418	—	—	585,827
Residential real estate:
Residential mortgage	438,891	8,510	1,114	—	448,515
Home equity	68,480	1,594	1,174	—	71,248
Commercial and industrial:
Secured	147,474	5,536	15,530	—	168,540
Unsecured	458,526	12,886	5,772	—	477,184
Real estate construction and land loans	123,089	—	304	—	123,393
Installment/consumer loans	20,464	9	36	—	20,509
Total loans	$3,180,905	$43,186	$44,681	$—	$3,268,772

Past Due and Non-accrual Loans

The following tables represent the aging of the recorded investment in past due loans as of March 31, 2019 and December 31, 2018 by class of loans, as defined by FASB ASC 310‑10:

	March 31, 2019
			>90 Days	Non-accrual
	30-59	60-89	Past Due	Including 90	Total Past
	Days	Days	And	Days or More	Due and
(In thousands)	Past Due	Past Due	Accruing	Past Due	Non-accrual	Current	Total Loans
Commercial real estate:
Owner occupied	$1,190	$—	$—	$580	$1,770	$541,066	$542,836
Non-owner occupied	—	9,292	—	878	10,170	849,627	859,797
Multi-family	—	—	—	—	—	624,114	624,114
Residential real estate:
Residential mortgages	1,934	—	—	422	2,356	444,193	446,549
Home equity	1,017	—	318	622	1,957	66,667	68,624
Commercial and industrial:
Secured	1,137	50	—	197	1,384	162,254	163,638
Unsecured	2,361	956	—	342	3,659	504,600	508,259
Real estate construction and land loans	—	—	—	—	—	147,116	147,116
Installment/consumer loans	—	—	—	30	30	22,751	22,781
Total loans	$7,639	$10,298	$318	$3,071	$21,326	$3,362,388	$3,383,714

	December 31, 2018
			>90 Days	Non-accrual
	30-59	60-89	Past Due	Including 90	Total Past
	Days	Days	And	Days or More	Due and
(In thousands)	Past Due	Past Due	Accruing	Past Due	Non-accrual	Current	Total Loans
Commercial real estate:
Owner occupied	$333	$194	$—	$253	$780	$509,618	$510,398
Non-owner occupied	—	—	—	885	885	862,273	863,158
Multi-family	—	—	—	—	—	585,827	585,827
Residential real estate:
Residential mortgages	892	230	—	199	1,321	447,194	448,515
Home equity	1,033	—	308	624	1,965	69,283	71,248
Commercial and industrial:
Secured	330	196	—	174	700	167,840	168,540
Unsecured	1,108	—	—	621	1,729	475,455	477,184
Real estate construction and land loans	—	—	—	—	—	123,393	123,393
Installment/consumer loans	84	—	—	52	136	20,373	20,509
Total loans	$3,780	$620	$308	$2,808	$7,516	$3,261,256	$3,268,772

Impaired Loans

At March 31, 2019 and December 31, 2018, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $16.1 million and $19.4 million, respectively. The decrease in impaired loans was attributable to the payoff of certain troubled debt restructurings ("TDRs”) and other impaired performing loans, partially offset by new TDRs during the three months ended March 31, 2019. During the three months ended March 31, 2019, the Bank modified certain loans as TDRs totaling $3.2 million. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified non-accrual loans and TDRs and at December 31, 2018 included $2.7 million in other impaired performing loans related to three taxi medallion loans which paid off in January 2019. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310‑10‑35‑22. Impairment is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

The following tables set forth the recorded investment, unpaid principal balance and related allowance by class of loans at March 31, 2019 and December 31, 2018 for individually impaired loans. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three months ended March 31, 2019 and 2018:

				Three Months Ended
	March 31, 2019			March 31, 2019
		Unpaid	Related	Average	Interest
	Recorded	Principal	Allocated	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$595	$608	$—	$483	$—
Non-owner occupied	2,777	2,781	—	2,786	25
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and industrial:
Secured	1,644	1,644	—	1,482	16
Unsecured	6,869	6,870	—	5,617	85
Total with no related allowance recorded	11,885	11,903	—	10,368	126

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and industrial:
Secured	4,259	4,259	299	3,942	36
Unsecured	—	—	—	—	—
Total with an allowance recorded	4,259	4,259	299	3,942	36

Total:
Commercial real estate:
Owner occupied	595	608	—	483	—
Non-owner occupied	2,777	2,781	—	2,786	25
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and industrial:
Secured	5,903	5,903	299	5,424	52
Unsecured	6,869	6,870	—	5,617	85
Total	$16,144	$16,162	$299	$14,310	$162

				Three Months Ended
	December 31, 2018			March 31, 2018
		Unpaid	Related	Average	Interest
	Recorded	Principal	Allocated	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$268	$278	$—	$2,073	$—
Non-owner occupied	2,816	2,816	—	8,973	76
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	100	—
Commercial and industrial:
Secured	8,234	8,234	—	8,744	56
Unsecured	5,316	5,316	—	4,932	37
Total with no related allowance recorded	16,634	16,644	—	24,822	169

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and industrial:
Secured	2,721	2,721	189	—	—
Unsecured	—	—	—	1,708	—
Total with an allowance recorded	2,721	2,721	189	1,708	—

Total:
Commercial real estate:
Owner occupied	268	278	—	2,073	—
Non-owner occupied	2,816	2,816	—	8,973	76
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	100	—
Commercial and industrial:
Secured	10,955	10,955	189	8,744	56
Unsecured	5,316	5,316	—	6,640	37
Total	$19,355	$19,365	$189	$26,530	$169

The Bank’s other real estate owned totaled $0.2 million at March 31, 2019 and December 31, 2018 and consisted of one property.

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

During the three months ended March 31, 2019, the Bank modified three commercial and industrial loans, including one taxi medallion loan, totaling $3.2 million as TDRs compared to six commercial and industrial loans totaling $6.7 million modified as TDRs during the three months ended March 31, 2018. These modifications did not result in a change to the recorded investment of the loans and did not increase the allowance for loan losses for those periods. During the three months ended March 31, 2019, there was one charge-off totaling $6 thousand relating to TDRs and there was one loan modified as a TDR for which there was a payment default within twelve months following the modification. During the three months ended March 31, 2018, there were no charge-offs relating to TDRs and there were no loans modified as TDRs for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of March 31, 2019 and December 31, 2018, the Company had  $119 thousand and $133 thousand, respectively, of non-accrual TDRs and $16.3 million and $16.9 million, respectively, of performing TDRs. At March 31, 2019 and December 31, 2018, non-accrual TDRs were unsecured. The Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the three months ended March 31, 2019 that did not meet the definition of a TDR. These loans have a total recorded investment at March 31, 2019 of $10.9 million. These loans were to borrowers who were not experiencing financial difficulties.

Purchased Credit Impaired Loans

Loans acquired in a business combination are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

At the acquisition date, the purchased credit impaired (“PCI”) loans acquired as part of the FNBNY acquisition had contractually required principal and interest payments receivable of $40.3 million, expected cash flows of $28.4 million, and a fair value (initial carrying amount) of $21.8 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $11.9 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $6.6 million represented the initial accretable yield. At March 31, 2019, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $1.1 million and $0.5 million, respectively, with a remaining non-accretable difference of $0.5 million. At December 31, 2018, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $1.1 million and $0.5 million, respectively, with a remaining non-accretable difference of $0.5 million.

At the acquisition date, the PCI loans acquired as part of the CNB acquisition had contractually required principal and interest payments receivable of $23.4 million, expected cash flows of $10.1 million, and a fair value (initial carrying amount) of $8.7 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $13.3 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $1.4 million represented the initial accretable yield. At March 31, 2019, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $0.9 million and $0.1 million, respectively, with a remaining non-accretable difference of $0.6 million. At December 31, 2018, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $1.2 million and $0.1 million, respectively, with a remaining non-accretable difference of $0.8 million.

The following table summarizes the activity in the accretable yield for the PCI loans:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Balance at beginning of period	$460	$2,151
Accretion	(108)	(1,033)
Reclassification from (to) nonaccretable difference during the period	11	(161)
Accretable discount at end of period	$363	$957

7. ALLOWANCE FOR LOAN LOSSES

The following tables represent the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under FASB ASC 310‑10, and based on impairment method as of March 31, 2019 and December 31, 2018. The tables include loans acquired from CNB and FNBNY.

	March 31, 2019
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$299	$—	$—	$299
Collectively evaluated for impairment	11,099	2,557	3,374	12,774	1,526	155	31,485
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$11,099	$2,557	$3,374	$13,073	$1,526	$155	$31,784

Loans:
Individually evaluated for impairment	$3,372	$—	$—	$12,772	$—	$—	$16,144
Collectively evaluated for impairment	1,399,261	624,114	514,855	658,887	147,116	22,781	3,367,014
Loans acquired with deteriorated credit quality	—	—	318	238	—	—	556
Total loans	$1,402,633	$624,114	$515,173	$671,897	$147,116	$22,781	$3,383,714

	December 31, 2018
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$189	$—	$—	$189
Collectively evaluated for impairment	10,792	2,566	3,935	12,533	1,297	106	31,229
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$10,792	$2,566	$3,935	$12,722	$1,297	$106	$31,418

Loans:
Individually evaluated for impairment	$3,084	$—	$—	$16,271	$—	$—	$19,355
Collectively evaluated for impairment	1,370,472	585,827	519,455	629,229	123,393	20,509	3,248,885
Loans acquired with deteriorated credit quality	—	—	308	224	—	—	532
Total loans	$1,373,556	$585,827	$519,763	$645,724	$123,393	$20,509	$3,268,772

The following tables represent the changes in the allowance for loan losses for the three months ended March 31, 2019, and 2018, by portfolio segment, as defined under FASB ASC 310‑10. The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses.

	Three Months Ended March 31, 2019
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$10,792	$2,566	$3,935	$12,722	$1,297	$106	$31,418
Charge-offs	—	—	—	(242)	—	(4)	(246)
Recoveries	—	—	1	11	—	—	12
Provision (Credit)	307	(9)	(562)	582	229	53	600
Ending balance	$11,099	$2,557	$3,374	$13,073	$1,526	$155	$31,784

	Three Months Ended March 31, 2018
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$11,048	$4,521	$2,438	$12,838	$740	$122	$31,707
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	1	304	—	—	305
Provision (Credit)	286	(1,519)	1,056	913	81	(17)	800
Ending balance	$11,334	$3,002	$3,495	$14,055	$821	$105	$32,812

8. PENSION AND POSTRETIREMENT PLANS

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

During 2001, the Bank adopted the Bridgehampton National Bank Supplemental Executive Retirement Plan (“SERP”). As recommended by the Compensation Committee of the Board of Directors and approved by the full Board of Directors, the SERP provides benefits to certain employees, whose benefits under the Pension Plan are limited by the applicable provisions of the Internal Revenue Code. The benefit under the SERP is equal to the additional amount the employee would be entitled to under the Pension Plan and the 401(k) Plan in the absence of such Internal Revenue Code limitations. The assets of the SERP are held in a rabbi trust to maintain the tax-deferred status of the plan and are subject to the general, unsecured creditors of the Company. As a result, the assets of the rabbi trust are reflected on the Company’s consolidated balance sheets.

There were no contributions to the Pension Plan during the three months ended March 31, 2019 and 2018, respectively. There were no contributions to the SERP during the three months ended March 31, 2019 and 2018, respectively. In accordance with the SERP, a retired executive received a distribution totaling $28 thousand during each of the three months ended March 31, 2019 and 2018, respectively.

The Company's funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table presents the components of net periodic benefit cost (credit):

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
(In thousands)	2019	2018	2019	2018
Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Service cost	$273	$325	$65	$73
Interest cost	225	197	37	32
Expected return on plan assets	(608)	(625)	—	—
Amortization of net loss	130	83	18	30
Amortization of prior service credit	(19)	(19)	—	—
Amortization of transition obligation	—	—	—	1
Net periodic benefit cost (credit)	$1	$(39)	$120	$136

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $0.7 million at March 31, 2019 and $0.5 million at December 31, 2018. The repurchase agreements were collateralized by investment securities, of which 18% were U.S. GSE residential collateralized mortgage obligations and 82% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.4 million at March 31, 2019 and 18% were U.S. GSE residential collateralized mortgage obligations and 82% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.4 million at December 31, 2018.

Securities sold under agreements to repurchase are financing arrangements with $0.7 million maturing during the second quarter of 2019. At maturity, the securities underlying the agreements are returned to the Company. The primary risk associated with these secured borrowings is the requirement to pledge a market value-based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Company's policies, eligible counterparties are defined and monitored to minimize exposure.

10. FEDERAL HOME LOAN BANK ADVANCES

The following tables present the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years. There are no FHLB advances with contractual maturities after 2019:

	March 31, 2019
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$90,000	2.66%

2019	240,217	2.68
Total FHLB advances	$330,217	2.67%

	December 31, 2018
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2019	240,433	2.72
Total FHLB advances	$240,433	2.72%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.3 billion of residential and commercial mortgage loans under a blanket lien arrangement at March 31, 2019 and December 31, 2018, respectively. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.4 billion at March 31, 2019.

11. SUBORDINATED DEBENTURES

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. $40.0 million of the subordinated debentures are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the subordinated debentures are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points. The subordinated debentures totaled $78.8 million at March 31, 2019 and December 31, 2018, respectively.

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

Interest rate swaps with notional amounts totaling $315.0 million and $240.0 million at March 31, 2019 and December 31, 2018, respectively, were designated as cash flow hedges of certain FHLB advances. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/ (other liabilities), with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	March 31, 2019		December 31, 2018
Notional amounts	$315,000		$240,000
Weighted average pay rates	1.84%		1.84%
Weighted average receive rates	2.61%		2.77%
Weighted average maturity	2.37	years	2.03	years

Interest income recorded on these swap transactions totaled $556 thousand for the three months ended March 31, 2019 and interest expense recorded on these swap transactions totaled $65 thousand for the three months ended March 31, 2018, and is reported as a component of interest expense on FHLB advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company's variable-rate assets/liabilities. During the three months ended March 31, 2019, the Company had $556 thousand of reclassifications as a reduction to interest expense. During the next twelve months, the Company estimates that $1.7 million will be reclassified as a decrease in interest expense.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the three months ended March 31, 2019 and 2018:

			Amount of loss
	Amount of (loss) gain	Amount of gain (loss)	recognized in other
(In thousands)	recognized in OCI	reclassified from OCI	non-interest income
Interest rate contracts	(Effective Portion)	to interest expense	(Ineffective Portion)
Three months ended March 31, 2019	$(1,597)	$556	$—
Three months ended March 31, 2018	$2,827	$(65)	$—

The following table reflects the cash flow hedges included in the consolidated balance sheets at the dates indicated:

	March 31, 2019			December 31, 2018
		Fair	Fair		Fair	Fair
(In thousands)	Notional	Value	Value	Notional	Value	Value
Included in other assets/(liabilities):	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate swaps related to FHLB advances	$240,000	$2,767	$(24)	$240,000	$4,239	$(4)
Forward starting interest rate swaps related to FHLB advances	75,000	—	(771)	—	—	—

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

The following table presents summary information about the interest rate swaps at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	March 31, 2019		December 31, 2018
Notional amounts	$279,974		$193,401
Weighted average pay rates	4.48%		4.52%
Weighted average receive rates	4.48%		4.52%
Weighted average maturity	12.46	years	12.25	years
Fair value of combined interest rate swaps	$—		$—

Credit-Risk-Related Contingent Features

As of March 31, 2019, the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.7 million and termination value of derivatives in a net liability position was $4.3 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net asset position, the counterparty is required to post collateral against its obligations to the Company under the agreements. However, if the termination value of derivatives is a net liability position, the Company is required to post collateral to the counterparty. At March 31, 2019, the Company received collateral of $1.6 million from its counterparties under the agreements in a net asset position and posted collateral of $4.0 million to its counterparties under the agreements in a net liability position. If the Company had breached any of these provisions at March 31, 2019, it could have been required to settle its obligations under the agreements at the termination value.

13. LEASES

The Company has operating leases for certain branch locations, corporate offices and equipment. Certain leases contain rent escalation clauses, which are reflected in the Company’s operating lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants.

The components of lease cost were as follows:

Three Months Ended
(In thousands)	March 31, 2019
Lease cost
Operating lease cost	$1,663
Sublease income	(24)
Total lease cost	$1,639

The Company reports lease cost in occupancy and equipment expense in the consolidated statements of income. The Company subleases a portion of its leased properties to commercial sublessees.  Sublease income is included in other operating income in the consolidated statements of income.

Supplemental cash flow and balance sheet information related to operating leases were as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,669
Operating right-of-use assets obtained in exchange for lease liabilities	$—
Weighted-average remaining lease term-operating leases	8.4	years
Weighted-average discount rate-operating leases (1)	3.41%
(1)	The Company computes the present value of operating lease liabilities using its incremental borrowing rate as the discount rate.

Certain leases contain renewal options which are not reflected in the tables below.  The exercise of renewal options, which extend the lease term from five to ten years, is at the Company’s discretion.

The maturities of operating lease liabilities were as follows:

(In thousands)	March 31, 2019
2019	$4,532
2020	5,927
2021	5,824
2022	5,617
2023	4,630
Thereafter	20,566
Total operating lease payments	$47,096
Less: Interest	(6,642)
Present value of operating lease liabilities	$40,454

(In thousands)	December 31, 2018
2019	$7,248
2020	6,504
2021	6,185
2022	5,903
2023	4,695
Thereafter	18,687
Total operating lease payments	$49,222

14. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the components of other comprehensive income (loss) and related income tax effects:

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
Unrealized holding gains (losses) on available for sale securities	$5,531	$(8,587)
Income tax effect	(1,613)	2,499
Net change in unrealized gains (losses) on available for sale securities	3,918	(6,088)

Reclassification adjustment for amortization realized in income	128	95
Income tax effect	(38)	(28)
Net change in post-retirement obligation	90	67

Change in fair value of derivatives used for cash flow hedges	(1,597)	2,827
Reclassification adjustment for (gains) losses realized in income	(556)	65
Income tax effect	628	(841)
Net change in unrealized (losses) gains on cash flow hedges	(1,525)	2,051

Other comprehensive income (loss)	$2,483	$(3,970)

The following is a summary of the accumulated other comprehensive loss balances, net of income taxes, at the dates indicated:

		Other
	December 31,	Comprehensive	March 31,
(In thousands)	2018	Income	2019
Unrealized (losses) gains on available for sale securities	$(11,685)	$3,918	$(7,767)
Unrealized (losses) gains on pension benefits	(6,365)	90	(6,275)
Unrealized gains (losses) on cash flow hedges	2,938	(1,525)	1,413
Accumulated other comprehensive (loss) gain, net of income taxes	$(15,112)	$2,483	$(12,629)

The following represents the reclassifications out of accumulated other comprehensive (loss) income for the three months ended March 31, 2019 and 2018:

	Three Months Ended		Affected Line Item
	March 31,	March 31,	in the Consolidated
(In thousands)	2019	2018	Statements of Income
Amortization of defined benefit pension plan and defined benefit plan component of the SERP:
Prior service credit	19	19	Other operating expenses
Transition obligation	—	(1)	Other operating expenses
Actuarial losses	(148)	(113)	Other operating expenses
Realized gains (losses) on cash flow hedges	556	(65)	Interest expense
Total reclassifications, before income tax	$427	$(160)
Income tax (expense) benefit	(125)	47	Income tax expense
Total reclassifications, net of income tax	$302	$(113)

15. RECENT ACCOUNTING PRONOUNCEMENTS

Standards Effective in 2019

ASU 2016-02, Leases (Topic 842)

In February 2016, the FASB amended existing guidance that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The new guidance also requires enhanced disclosure about an entity’s leasing arrangements. The Company adopted Topic 842 using the transition approach of applying the new leases standard at the beginning of the period of adoption on January 1, 2019. The new guidance includes a number of optional transition-related practical expedients that must be elected as a package and applied by a reporting entity to all of its leases consistently.  The Company has elected to apply the package of practical expedients to all of its existing leases, which among other things, allowed the Company to carry forward the historical lease classification as operating leases in accordance with previous GAAP.  The effect of adopting this standard in the Company’s consolidated balance sheets was a $39 million increase in operating right-of-use assets and operating lease liabilities as of January 1, 2019. Refer to Note 13. “Leases” for further details of Leases.

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

Standards Effective in 2020

ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326)

In June 2016, FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor. In addition, the amendments in this ASU require credit losses be presented as an allowance rather than as a write-down on available-for-sale debt securities. For public business entities that meet the definition of an SEC filer, like the Company, the standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For calendar year-end SEC filers, like the Company, the standard is effective for March 31, 2020 interim financial statements. For debt securities with other-than-temporary impairment (“OTTI”), the guidance will be applied prospectively. Existing PCI assets will be grandfathered and classified as purchase credit deteriorated (“PCD”) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has created a cross-functional CECL committee that is assessing data and system needs and implementing required changes to loss estimation methods under the CECL model. The Company plans to adopt ASU 2016‑13 in the first quarter of 2020 using the required modified retrospective method with a cumulative effect adjustment to the allowance for loan losses as of the beginning of the reporting period. The Company expects the adoption will result in an increase to the allowance for loan losses balance. The effect on the Company’s consolidated financial statements is being evaluated.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, unless otherwise mentioned, the terms the “Company”, “we”, “us” and “our”  refer to Bridge Bancorp, Inc. and its wholly owned subsidiary, BNB Bank (the “Bank”). We use the term “Holding Company” to refer solely to Bridge Bancorp, Inc. and not to its consolidated subsidiary.

Private Securities Litigation Reform Act Safe Harbor Statement

This report may contain statements relating to our future results (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of our management. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimated,” “assumes,” “likely,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and our business, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from the title insurance subsidiary and banking services as well as product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. We claim the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; our ability to successfully integrate acquired entities; changes in the quality and composition of our loan and investment portfolios; changes in management's business strategies; changes in accounting principles, policies or guidelines; changes in real estate values; expanded regulatory requirements as a result of the Dodd-Frank Act, which could adversely affect operating results; and the “Risk Factors” discussed in the our Annual Report on Form 10‑K for the year ended December 31, 2018. The forward-looking statements are made as of the date of this report, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Overview

Who We Are and How We Generate Income

Bridge Bancorp, Inc., (the “Holding Company”) a New York corporation, is a bank holding company formed in 1989. On a parent-only basis, the Holding Company has had minimal results of operations. The Holding Company is dependent on dividends from its wholly-owned subsidiary, BNB Bank, its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non-interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, investment services, income from its title insurance subsidiary, and net gains on sales of securities and loans. The level of non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from the Bank’s title insurance subsidiary, and income tax expense, further affects our net income. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity.

Our Principal Products and Services and Locations of Operations

The Bank was established in 1910 and is headquartered in Bridgehampton, New York. We operate 39 branches in the primary market areas of Suffolk and Nassau Counties on Long Island and the New York City boroughs, including 36 in Suffolk and Nassau Counties, two in Queens and one in Manhattan. For over a century, we have maintained our focus on building customer relationships in its market area. Our mission is to grow through the provision of exceptional service to our customers, our employees, and the community. We strive to achieve excellence in financial performance and build long-term shareholder value. We engage in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities in our market area. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family mortgage loans; (3) residential mortgage loans; (4) secured and unsecured commercial and consumer loans; (5) home equity loans; (6) construction and land loans; (7) Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“Fannie Mae”), Government National Mortgage Association (“Ginnie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) New York State and local municipal obligations; (9) U.S. government-sponsored enterprise (“U.S. GSE”) securities; and (10) corporate bonds. We also offer the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, providing multi-millions of dollars of Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits to our customers. In addition, we offer merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, and individual retirement accounts as well as investment services through Bridge Financial Services LLC, which offers a full range of investment products and services through a third-party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. Our customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

Quarterly Highlights

•	Net income for the first quarter of 2019 was $12.9 million, or $0.65 per diluted share, compared to $12.1 million and $0.61 per diluted share for the first quarter of 2018.
•	Net interest income decreased to $34.3 million for the first quarter of 2019 compared to $34.5 million in 2018.
•	Tax-equivalent net interest margin was 3.29% for the first quarter of 2019 compared to 3.42% for the 2018 period.
•	Total assets of $4.7 billion at March 31, 2019, decreased $25.5 million compared to December 31, 2018 and increased $174.6 million compared to March 31, 2018.

•	Total loans held for investment at March 31, 2019 totaled $3.4 billion, an increase of $115.3 million, or 3.5%, from December 31, 2018 and an increase of $189.2 million, or 5.9%, over March 31, 2018.
•	Total deposits of $3.7 billion at March 31, 2019, decreased $160.9 million from December 31, 2018 and increased $294.2 million compared to March 31, 2018.
•	Allowance for loan losses was 0.94% of loans at March 31, 2019 compared to 0.96% at December 31, 2018.
•	A cash dividend of $0.23 per share was declared in April 2019 for the first quarter.

Challenges and Opportunities

In March 2019, the Federal Open Market Committee (“FOMC”) decided to maintain the target range for the federal funds rate at 2.25 to 2.50 percent. Information received since the FOMC met in January indicated that the labor market remained strong, but that growth of economic activity has slowed from its solid rate in the fourth quarter. On a 12-month basis, overall inflation has declined, largely as a result of lower energy prices; inflation for items other than food and energy remains near 2 percent. The FOMC continues to view sustained expansion of economic activity, strong labor market conditions, and inflation near the FOMC’s symmetric 2 percent objective as the most likely outcomes. In light of global economic and financial developments and muted inflation pressures, the FOMC will be patient as it determines what future adjustments to the target range for the federal funds rate may be appropriate to support these outcomes. In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC will assess realized and expected economic conditions relative to its maximum employment objective and its symmetric 2 percent inflation objective. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments.

Interest rates have been at or near historic lows for an extended period of time. Growth and service strategies have the potential to offset the compression on the net interest margin with volume as the customer base grows through expanding our banking footprint, while maintaining and developing existing relationships. Since 2010, we have opened fifteen Bank branches, including one in November 2018 in Melville, New York. We have also grown the Bank through acquisitions including the June 2015 acquisition of Community National Bank (“CNB”), the February 2014 acquisition of First National Bank of New York (“FNBNY”), and the May 2011 acquisition of Hamptons State Bank (“HSB”). We will continue to seek opportunities to expand our reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships. Recent and pending acquisitions of local competitors may also provide additional growth opportunities.

We continue to face challenges associated with ever-increasing banking regulations and the current low interest rate environment. Over time, additional rate increases should provide some relief to net interest margin compression as new loans are funded and securities are reinvested at higher rates. However, in the short term, the fair value of available for sale securities declines when rates increase, resulting in net unrealized losses and a reduction in stockholders’ equity. Strategies for managing for the eventuality of higher rates have a cost. Extending liability maturities or shortening the term of assets increases interest expense and reduces interest income. An additional method for managing in a higher rate environment is to grow stable core deposits, requiring continued investment in people, technology and branches. Over time, these strategies should provide long-term benefits.

We established five strategic objectives to achieve our vision: (1) acquire new customers in growth markets; (2) build new sales and marketing disciplines; (3) deepen customer relationships; (4) expand use of automation; and (5) improve talent management. We believe there remain opportunities to grow our franchise and that continued investments to generate core funding, quality loans and new sources of revenue remain keys to continue creating long-term shareholder value. Our ability to attract, retain, train and cultivate employees at all levels of our Company remains significant to meeting our corporate objectives. In particular, we are focused on expanding and retaining our loan team as we continue to grow the loan portfolio. We have capitalized on opportunities presented by the market and diligently seek opportunities to grow and strengthen the franchise. We recognize the potential risks of the current economic environment and will monitor the impact of market events as we evaluate loans and investments and consider growth initiatives. Our management and Board of

Directors have built a solid foundation for growth, and we are positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

Critical Accounting Policies

Allowance for Loan Losses

We consider the allowance for loan losses accounting policy to be the most critical and requires complex management judgment. The judgments made regarding the allowance for loan losses can have a material effect on our results of operations.

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses in our loan portfolio. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances. We monitor our entire loan portfolio on a regular basis, with consideration given to detailed analysis of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike individual allowances, have not been allocated to particular problem assets. Pool evaluations are broken down into loans with homogenous characteristics by loan type and include commercial real estate mortgages, owner and non-owner occupied; multi-family mortgage loans; residential real estate mortgages, home equity loans; commercial, industrial and agricultural loans, secured and unsecured; real estate construction and land loans; and consumer loans. We consider a variety of factors in determining the adequacy of the valuation allowance and have developed a range of valuation allowances necessary to adequately provide for probable incurred losses in each pool of loans. We consider our charge-off history along with the growth in the portfolio as well as our credit administration and asset management philosophies and procedures when determining the allowances for each pool. In addition, we evaluate and consider credit risk ratings, which includes our evaluation of: cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management, the impact that economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is our interpretation of that data that determines the amount of the appropriate allowance. If our evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses.

For Purchased Credit Impaired (“PCI”) loans, a valuation allowance is established when it is probable that we will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition. A specific allowance is established when subsequent evaluations of expected cash flows from PCI loans reflect a decrease in those estimates. The allowance established represents the excess of the recorded investment in those loans over the present value of the currently estimated future cash flow, discounted at the last effective accounting yield.

We use assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management's judgment and experience play a key role in recording the allowance estimates. Additions to the allowance for loan losses are made by provisions charged to earnings. Furthermore, an improvement in the expected cash flows related to PCI loans would result in a reduction of the required specific allowance with a corresponding credit to the provision.

The Credit Risk Management Committee (“CRMC”) is comprised of management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the CRMC, based on its risk assessment of the entire portfolio. Each quarter, members of the CRMC meet with the Credit Risk Committee of our Board of Directors to review credit risk trends and the adequacy of the allowance for loan losses. Based on the CRMC’s review of the classified loans, delinquency and charge-off trends, and the overall allowance levels as they relate to the entire loan portfolio at March 31, 2019 and December 31, 2018, we believe the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in our loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding the allowance for loan losses, see Note 7 of the Notes to the Consolidated Financial Statements.

Net Income

Net income for the three months ended March 31, 2019 was $12.9 million and $0.65 per diluted share as compared to $12.1 million and $0.61 per diluted share for the same period in 2018.  Changes in net income for the three months ended March 31, 2019 compared to March 31, 2018 include: (i) a $0.2 million, or 0.6%, decrease in net interest income; (ii) a $0.2 million, or 25.0%, decrease in the provision for loan losses; (iii) a $1.1 million, or 26.9%, increase in non-interest income and (iv) a $0.2 million, or 7.4%, increase in income tax expense.

Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table presents certain information relating to our average consolidated balance sheets and our consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities for those periods on a tax-equivalent basis based on the U.S. federal statutory tax rate. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include non-accrual loans. The yields and costs include fees and costs, which are considered adjustments to yields. Interest on non-accrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of FASB ASC 320, “Investments - Debt and Equity Securities.”

	Three Months Ended March 31,
	2019			2018
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans, net (1)(2)	$3,275,828	$37,659	4.66%	$3,127,900	$35,660	4.62%
Mortgage-backed securities, CMOs and other asset-backed securities	688,398	4,789	2.82	686,539	3,724	2.20
Taxable securities	153,515	1,264	3.34	199,688	1,492	3.03
Tax-exempt securities (2)	43,921	389	3.59	83,065	564	2.75
Deposits with banks	91,682	544	2.41	23,108	90	1.58
Total interest-earning assets (2)	4,253,344	44,645	4.26	4,120,300	41,530	4.09
Non-interest-earning assets:
Cash and due from banks	79,608			67,222
Other assets	312,675			287,671
Total assets	$4,645,627			$4,475,193

Interest-bearing liabilities:
Savings, NOW and money market deposits	$2,120,067	$6,369	1.22%	$1,843,025	$2,514	0.55%
Certificates of deposit of $100,000 or more	204,476	983	1.95	155,649	517	1.35
Other time deposits	119,290	562	1.91	66,371	195	1.19
Federal funds purchased and repurchase agreements	7,691	45	2.37	151,647	606	1.62
FHLB advances	243,290	1,098	1.83	428,247	1,858	1.76
Subordinated debentures	78,793	1,135	5.84	78,653	1,135	5.85
Total interest-bearing liabilities	2,773,607	10,192	1.49	2,723,592	6,825	1.02
Non-interest-bearing liabilities:
Demand deposits	1,333,498			1,262,989
Other liabilities	79,083			37,838
Total liabilities	4,186,188			4,024,419
Stockholders' equity	459,439			450,774
Total liabilities and stockholders' equity	$4,645,627			$4,475,193

Net interest income/net interest rate spread (2) (3)		34,453	2.77%		34,705	3.07%
Net interest-earning assets
Net interest margin (2) (4)	$1,479,737		3.29%	$1,396,708		3.42%
Tax-equivalent adjustment		(130)	(0.02)		(166)	(0.02)
Net interest income		$34,323			$34,539
Net interest margin (4)			3.27%			3.40%

Ratio of interest-earning assets to interest-bearing liabilities			153.35%			151.28%

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.
(2)	Presented on a tax-equivalent basis based on the U.S. federal statutory tax rate of 21%.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The following table illustrates the extent to which changes in interest rates and in the volume of average interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes. For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rate. In addition, average interest-earning assets include non-accrual loans.

	Three Months Ended March 31,
	2019 Over 2018
	Changes Due To
			Net
(In thousands)	Volume	Rate	Change
Interest income on interest-earning assets:
Loans, net (1) (2)	$1,690	$309	$1,999
Mortgage-backed securities, CMOs and other asset-backed securities	10	1,055	1,065
Taxable securities	(1,016)	788	(228)
Tax-exempt securities (2)	(953)	778	(175)
Deposits with banks	386	68	454
Total interest income on interest-earning assets (2)	117	2,998	3,115

Interest expense on interest-bearing liabilities:
Savings, NOW and money market deposits	423	3,432	3,855
Certificates of deposit of $100,000 or more	193	273	466
Other time deposits	209	158	367
Federal funds purchased and repurchase agreements	(1,906)	1,345	(561)
FHLB advances	(1,245)	485	(760)
Subordinated debentures	8	(8)	—
Total interest expense on interest-bearing liabilities	(2,318)	5,685	3,367
Net interest income (2)	$2,435	$(2,687)	$(252)

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses.
(2)	Presented on a tax-equivalent basis based on the U.S. federal statutory tax rate of 21%

Analysis of Net Interest Income for the Three Months Ended March 31, 2019 and 2018

Net interest income was $34.3 million for the three months ended March 31, 2019 compared to $34.5 million for the three months ended March 31, 2018. Average net interest-earning assets increased $83.0 million to $1.5 billion for the three months ended March 31, 2019 compared to $1.4 billion for the three months ended March 31, 2018. The increase in average net interest-earning assets reflects organic growth in loans and a decrease in average borrowings, partially offset by an increase in average deposits and a decrease in average investment securities. Tax-equivalent net interest margin decreased to 3.29% for the three months ended March 31, 2019 compared to 3.42% for the three months ended March 31, 2018. The decrease in tax-equivalent net interest margin for 2019 compared to 2018 reflects the higher overall funding costs due in part to the Fed Funds rate increases in 2018, partially offset by a higher average yield on investment securities and loans, coupled with a lower volume of borrowings in 2018.

Total interest income increased $3.1 million, or 7.6%, to $44.5 million for the three months ended March 31, 2019 from $41.4 million for the same period in 2018, as average interest-earning assets increased $133.0 million, or 3.2%, to $4.3 billion for the three months ended March 31, 2019 compared to $4.1 billion for the same period in 2018. The increase in average interest-earning assets for the three months ended March 31, 2019 compared to 2018 reflects organic growth in loans, partially offset by a decrease in average investment securities. The tax-equivalent average yield on interest-earning assets was 4.26% for the quarter ended March 31, 2019 compared to 4.09% for the quarter ended March 31, 2018.

Interest income on loans increased $2.0 million to $37.6 million for the three months ended March 31, 2019 over 2018, primarily due to growth in the loan portfolio. For the three months ended March 31, 2019, average loans grew by $147.9 million, or 4.7%, to $3.3 billion as compared to $3.1 billion for the same period in 2018. The increase in average loans was the result of organic growth in commercial real estate mortgage loans, residential mortgage loans, multi-family mortgage loans, commercial and industrial loans, and real estate construction and land loans. The tax-equivalent yield on average loans was 4.66% for the first quarter of 2019 and 4.62% for the same period in 2018. We remain committed to growing loans with prudent underwriting, sensible pricing, and limited credit and extension risk.

Interest income on investment securities was $6.4 million for the three months ended March 31, 2019 compared to $5.7 million for the same period in 2018. Interest income on securities included net amortization of premiums on securities of $0.6 million for the three months ended March 31, 2019 compared to $1.3 million for the same period in 2018. For the three months ended March 31, 2019, average total investment securities decreased by $83.5 million, or 8.6%, to $885.8 million as compared to $1.0 billion for the same period in 2018. The tax-equivalent average yield on total investment securities was 2.95% for the three months ended March 31, 2019 and 2.42% for the three months ended March 31, 2018.

Total interest expense increased to $10.2 million for the three months ended March 31, 2019 as compared to $6.8 million for the same period in 2018. The increase in interest expense for the three months ended March 31, 2019 is a result of the increase in the cost of average interest-bearing liabilities coupled with an increase in average deposits, partially offset by a decrease in average borrowings. The cost of average interest-bearing liabilities was 1.49% for the three months ended March 31, 2019 and 1.02% for the three months ended March 31, 2018. The increase in the cost of average interest-bearing liabilities is primarily due to higher overall funding costs due in part to the Fed Funds rate increases in 2018. Since the Company's interest-bearing liabilities generally reprice or mature more quickly than its interest-earning assets, in a rising rate environment the cost of funds increases faster than the yields on assets. We began extending the terms of certain matured borrowings at the end of the 2017 first quarter in anticipation of further Fed Funds rate increases. Additionally, the large percentages of deposits in money market accounts reprice at short-term market rates, making the balance sheet more liability sensitive. We continue our prudent management of deposit pricing. Average total interest-bearing liabilities were $2.8 billion for the three months ended March 31, 2019 and $2.7 billion for the same period in 2018 due to an increase in average deposits, partially offset by a decrease in average borrowings.

For the three months ended March 31, 2019, average total deposits increased by $449.3 million to $3.8 billion as compared to $3.3 billion for the three months ended March 31, 2018 due to increases in average savings, NOW and money market accounts, average demand deposits, and average certificates of deposit. The average balance of savings, NOW and money market accounts increased $277.0 million, or 15.0%, to $2.1 billion for the three months ended March 31, 2019 compared to $1.8 billion for the three months ended March 31, 2018. The cost of average savings, NOW and money market deposits was 1.22% for the 2019 first quarter compared to 0.55% for the 2018 first quarter. Average demand deposits totaled $1.3 billion for the three months ended March 31, 2019 and 2018, respectively. Average balances in certificates of deposit increased $101.8 million, or 45.8%, to $323.8 million for the three months ended March 31, 2019 compared to $222.0 million for the three months ended March 31, 2018. The cost of average certificates of deposit increased to 1.94% for the three months ended March 31, 2019 compared to 1.30% for the same period in 2018. Average public fund deposits comprised 16.3% of total average deposits during the 2019 first quarter and 18.0% for the 2018 first quarter.

Average federal funds purchased and repurchase agreements decreased $144.0 million, or 94.9%, to $7.7 million for the three months ended March 31, 2019 compared to $151.6 million for the same period in 2018. The cost of average federal funds purchased and repurchase agreements was 2.37% for the 2019 first quarter compared to 1.62% for the 2018 first quarter. Average FHLB advances decreased $185.0 million, or 43.2%, to $243.3 million for the three months ended March 31, 2019 compared to $428.2 million for the three months ended March 31, 2018.

Provision and Allowance for Loan Losses

Our loan portfolio consists primarily of real estate loans secured by commercial, multi-family and residential real estate properties located in our principal lending areas of Nassau and Suffolk Counties on Long Island and the New York City boroughs. The interest rates we charge on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by our competitors, our relationship with the customer, and the related credit risks of the transaction. These factors are affected by general and economic conditions including, but not limited to, monetary policies of the federal government, including the Federal Reserve Board, legislative policies and governmental budgetary matters.

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $0.6 million was recorded during the three months ended March 31, 2019, compared to a provision for loan losses of $0.8 million during the same period in 2018. Net charge-offs were $0.2 million for the quarter ended March 31, 2019 compared to net recoveries of $0.3 million for the quarter ended March 31, 2018. The ratio of the allowance for loan losses to non-accrual loans was 1,035%, 1,119% and 540%, at March 31, 2019, December 31, 2018, and March 31, 2018, respectively. The allowance for loan losses totaled $31.8 million at March 31, 2019 as compared to $31.4 million at December 31, 2018 and $32.8 million at March 31, 2018. The allowance as a percentage of total loans was 0.94% at March 31, 2019, compared to 0.96% at December 31, 2018 and

1.02% at March 31, 2018. We continue to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties and the New York City boroughs.

Loans totaling $90.9 million, or 2.7%, of total loans at March 31, 2019 were categorized as classified loans compared to $87.9 million, or 2.7%, at December 31, 2018 and $90.3 million, or 2.8%, at March 31, 2018. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans because we have information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly.

At March 31, 2019, $44.0 million of classified loans were commercial real estate (“CRE”) loans. Of the $44.0 million of CRE loans, $32.8 million were current and $11.2 million were past due. At March 31, 2019, $11.6 million of classified loans were residential real estate loans, with $10.2 million current and $1.4 million past due. Commercial, industrial, and agricultural loans represented $33.7 million of classified loans, with $32.5 million current and $1.2 million past due. Taxi medallion loans represented $9.9 million of the classified commercial, industrial and agricultural loans at March 31, 2019. All of our taxi medallion loans are collateralized by New York City medallions and have personal guarantees. All taxi medallion loans were current as of March 31, 2019. No new originations of taxi medallion loans are currently planned and we expect these balances to continue to decline through amortization and pay-offs. In January 2019, seven taxi medallion loans totaling $6.2 million, net of charge-offs, were paid off under settlements we accepted.  The charge-offs related to these settlements were recognized in the 2018 fourth quarter.  At March 31, 2019, there was $0.8 million of classified consumer loans substantially all of which were current; $0.4 million of classified multi-family loans which were current; and $0.3 million of classified real estate construction and land loans which were current.

CRE loans, including multi-family loans, represented $2.0 billion, or 59.9%, of the total loan portfolio at March 31, 2019 compared to $2.0 billion, or 59.9%, at December 31, 2018 and $1.9 billion, or 60.7%, at March 31, 2018. Our underwriting standards for CRE loans require an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, our underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. We consider charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on CRE values when evaluating the appropriate level of the allowance for loan losses.

As of March 31, 2019 and December 31, 2018, we had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $16.1 million and $19.4 million, respectively. For a loan to be considered impaired, we determine after review whether it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. We apply our normal loan review procedures in making these judgments. Impaired loans include individually classified non-accrual loans and troubled debt restructuring loans (“TDRs”) and at December 31, 2018 included $2.7 million in other impaired performing loans related to three taxi medallion loans which paid off in January 2019. For impaired loans, we evaluate the impairment of the loan in accordance with FASB ASC 310‑10‑35‑22. Impairment is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate. For loans that are collateral dependent, the fair value of the collateral less costs to sell is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral less costs to sell or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. The decrease in impaired loans from December 31, 2018 was attributable to the payoff of certain TDRs and other impaired performing loans, partially offset by new TDRs during the three months ended March 31, 2019. During the three months ended March 31, 2019, we modified certain loans as TDRs totaling $3.2 million.

Non-accrual loans were $3.1 million, or 0.09%, of total loans at March 31, 2019, and $2.8 million, or 0.09%, of total loans at December 31, 2018. TDRs represent $0.1 million of the non-accrual loans at March 31, 2019 and December 31, 2018.

At March 31, 2019 and December 31, 2018, our other real estate owned totaled $0.2 million.

The following table presents changes in the allowance for loan losses:

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
Beginning balance	$31,418	$31,707
Charge-offs:
Commercial real estate mortgage loans	—	—
Residential real estate mortgage loans	—	—
Commercial, industrial and agricultural loans	(242)	—
Installment/consumer loans	(4)	—
Total	(246)	—
Recoveries:
Commercial real estate mortgage loans	—	—
Residential real estate mortgage loans	1	1
Commercial, industrial and agricultural loans	11	304
Installment/consumer loans	—	—
Total	12	305
Net (charge-offs) recoveries	(234)	305
Provision for loan losses charged to operations	600	800
Ending balance	$31,784	$32,812

Allocation of Allowance for Loan Losses

The following table presents the allocation of the total allowance for loan losses by loan classification:

	March 31, 2019		December 31, 2018
		Percentage of Loans		Percentage of Loans
(Dollars in thousands)	Amount	to Total Loans	Amount	to Total Loans
Commercial real estate mortgage loans	$11,099	41.5%	$10,792	42.0%
Multi-family mortgage loans	2,557	18.4	2,566	17.9
Residential real estate mortgage loans	3,374	15.2	3,935	15.9
Commercial, industrial and agricultural loans	13,073	19.9	12,722	19.8
Real estate construction and land loans	1,526	4.3	1,297	3.8
Installment/consumer loans	155	0.7	106	0.6
Total	$31,784	100.0%	$31,418	100.0%

Non-Interest Income

Total non-interest income increased $1.1 million to $5.2 million during the three months ended March 31, 2019 compared to $4.1 million for the three months ended March 31, 2018. The increase in total non-interest income reflects a $1.2 million increase in other operating income, primarily due to a rise in loan swap fee income, and a 0.3 million increase in service charges and other fees, partially offset by a $0.2 million decrease in title fee income and a $0.2 million decrease in gain on sale of Small Business Administration (“SBA”) loans.

Non-Interest Expense

Total non-interest expense was $22.6 million during the three months ended March 31, 2019 and 2018, respectively, reflecting higher salaries and benefits, occupancy and equipment and technology and communications expenses, partially offset by lower professional services, other operating expenses and FDIC assessments.

Salaries and benefits increased $0.5 million to $13.3 million for the three months ended March 31, 2019 compared to the same period in 2018. The increase in salaries and benefits in the first quarter of 2019 versus the first quarter of 2018 is primarily due to additional staff related to business development and risk management. Occupancy and equipment increased $0.3 million to $3.5 million for the three months ended March 31, 2019 compared to the same period in 2018. Technology and communications increased $0.1 million to $1.8 million for the three months ended March 31, 2019 compared to the same period in the prior year. Professional services decreased $0.5 million to $0.8 million for the three months ended March 31, 2019, compared to the same period in 2018. Other operating expenses decreased $0.2 million to $1.8 million for the three months ended March 31, 2019 compared to the same period in 2018.

Income Taxes

Income tax expense was $3.4 million for the three months ended March 31, 2019 compared to $3.2 million for the three months ended March 31, 2018, reflecting higher income before income taxes. The effective tax rate was 20.9% for the three months ended March 31, 2019 and 2018, respectively. We estimate we will record income tax at an effective tax rate of approximately 22% for the remainder of 2019.

Financial Condition

Total assets were $4.7 billion at March 31, 2019, $25.5 million lower than December 31, 2018. Cash and cash equivalents decreased $194.9 million, or 66.0%, to $100.5 million at March 31, 2019 compared to December 31, 2018. Total securities increased $19.9 million, or 2.3%, to $885.0 million at March 31, 2019 compared to December 31, 2018. Total loans held for investment, net, increased $115.3 million, or 3.5%, to $3.4 billion at March 31, 2019 compared to December 31, 2018. Our focus is on our ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality.

Total liabilities decreased $36.7 million, or 0.9%, to $4.2 billion at March 31, 2019 compared to December 31, 2018. Total deposits decreased $160.9 million, or 4.1%, to $3.7 billion at March 31, 2019, compared to December 31, 2018. Savings, NOW and money market deposits were $2.1 billion at March 31, 2019 and December 31, 2018, respectively. Certificates of deposit decreased $48.8 million, or 14.8%, to $280.7 million at March 31, 2019 compared to December 31, 2018. Demand deposits decreased $134.7 million, or 9.3%, to $1.3 billion at March 31, 2019 compared to December 31, 2018. Federal Home Loan Bank advances increased $89.8 million to $330.2 million at March 31, 2019 compared to December 31, 2018.

Total stockholders' equity was $465.0 million at March 31, 2019, an increase of $11.2 million, or 2.5%, from December 31, 2018, primarily due to net income of $12.9 million, a decrease in accumulated other comprehensive loss, net of deferred income taxes, of $2.5 million and share based compensation of $1.0 million, partially offset by $4.6 million in dividends.

Liquidity

Our liquidity management objectives are to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to take advantage of unanticipated opportunities for our growth or earnings enhancement. Liquidity management addresses our ability to meet financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet customer borrowing commitments and deposit withdrawals, either on demand or on contractual maturity, to repay borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise.

The Holding Company’s principal sources of liquidity included cash and cash equivalents of $0.3 million as of March 31, 2019, and dividend capabilities from the Bank. Cash available for distribution of dividends to our shareholders is primarily derived from dividends paid by the Bank to the Holding Company. For the three months ended March 31, 2019, the Bank paid $6.0 million in cash dividends to the Holding Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank's net income of that year combined with its retained net income of the preceding two years. As of March 31, 2019, the Bank has $59.2 million of retained net income available for dividends to the Holding Company. In the event the Holding Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Holding Company did not make any capital contributions to the Bank during the three months ended March 31, 2019.

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

The Bank's Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At March 31, 2019, the Bank had aggregate lines of credit of $373.0 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $353.0 million is available on an unsecured basis. As of March 31, 2019, the Bank had no overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of March 31, 2019, the Bank had $90.0 million FHLB overnight borrowings outstanding and $240.2 million outstanding in FHLB term borrowings. As of December 31, 2018, the Bank had no FHLB overnight borrowings outstanding and $240.4 million outstanding in FHLB term borrowings. The Bank had $0.7 million and $0.5 million at March 31, 2019 and December 31, 2018, respectively, of securities sold under agreements to repurchase outstanding with customers and nothing outstanding with brokers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of March 31, 2019, the Bank had $61.8 million outstanding in brokered certificates of deposit and $100.3 million outstanding in brokered money market accounts. As of December 31, 2018, the Bank had $101.6 million outstanding in brokered certificates of deposit and $150.2 million outstanding in brokered money market accounts.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital to risk weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at March 31, 2019 and December 31, 2018.

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

As of March 31, 2019, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution's category.

In accordance with the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank's tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%, and a financial institution will be able to elect to be subject to this new definition. The agencies have issued a proposed rule that, if finalized, would set the minimum Community Bank Leverage Ratio at 9%.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at March 31, 2019 and December 31, 2018:

	March 31, 2019
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets:
Consolidated	$369,529	10.2%	$162,360	4.5%	$252,561	7.0%	n/a	n/a
Bank	447,912	12.4	162,354	4.5	252,551	7.0	$234,511	6.5%
Total capital to risk-weighted assets:
Consolidated	481,589	13.3	288,641	8.0	378,841	10.5	n/a	n/a
Bank	479,972	13.3	288,629	8.0	378,826	10.5	360,787	10.0
Tier 1 capital to risk-weighted assets:
Consolidated	369,529	10.2	216,481	6.0	306,681	8.5	n/a	n/a
Bank	447,912	12.4	216,472	6.0	306,669	8.5	288,629	8.0
Tier 1 capital to average assets:
Consolidated	369,529	8.1	182,344	4.0	n/a	n/a	n/a	n/a
Bank	447,912	9.8	182,346	4.0	n/a	n/a	227,933	5.0

	December 31, 2018
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets:
Consolidated	$360,688	10.4%	$155,836	4.5%	$220,767	6.375%	n/a	n/a
Bank	438,963	12.7	155,831	4.5	220,761	6.375	$225,089	6.5%
Total capital to risk-weighted assets:
Consolidated	472,382	13.6	277,041	8.0	341,973	9.875	n/a	n/a
Bank	470,657	13.6	277,033	8.0	341,963	9.875	346,291	10.0
Tier 1 capital to risk-weighted assets:
Consolidated	360,688	10.4	207,781	6.0	272,712	7.875	n/a	n/a
Bank	438,963	12.7	207,775	6.0	272,704	7.875	277,033	8.0
Tier 1 capital to average assets:
Consolidated	360,688	8.1	177,782	4.0	n/a	n/a	n/a	n/a
Bank	438,963	9.9	177,776	4.0	n/a	n/a	222,220	5.0

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

At March 31, 2019, $760.5 million, or 88.8%, of the Company's available for sale and held to maturity securities had fixed interest rates. At March 31, 2019, $2.6 billion, or 76.6%, of the Company's loan portfolio had adjustable or floating interest rates. Changes in interest rates affect the value of the Company's interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company's stockholders' equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company's loans and securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans.

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

The following reflects the Company's net interest income sensitivity analysis at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$(2,355)	(1.68)%	$7,903	5.65%
100	(847)	(0.61)	6,387	4.57
Static	—	—	—	—
(100)	(164)	(0.12)	(1,274)	(0.91)

	December 31, 2018
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$(2,212)	(1.57)%	$8,767	6.23%
100	(898)	(0.64)	7,355	5.23
Static	—	—	—	—
(100)	(435)	(0.31)	(266)	(0.19)

As noted in the table above, a 200 basis point increase in interest rates is projected to decrease net interest income by 1.68 percent in year 1 and increase net interest income by 5.65 percent in year 2. The Company's balance sheet sensitivity to such a move in interest rates at March 31, 2019 increased as compared to December 31, 2018 (which was a decrease of 1.57 percent in net interest income over a twelve-month period). This slight increase is the result of a decrease in cash balances in the form of cyclical public deposits coupled with an increase in overnight borrowings partially offset by a higher portion of the Company’s loans repricing to market rates. The Company also continues to show the ability to hold the costs of interest-bearing deposits to below market rates.  Overall, the strategy for the Bank remains focused on reducing its exposure to rising rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio decreased from 3.05 at December 31, 2018 to 2.68 at March 31, 2019. Additionally, the Bank has increased its use of swaps to extend liabilities. The Company believes that its strong core funding profile also provides protection from rising rates due to the ability of the Bank to lag increases in the rates paid to on these accounts to market rates.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, the resolution of any such pending or threatened litigation is not expected to have a material adverse effect on the Company's consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A., Risk Factors, in the Company's Annual Report on Form 10‑K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Stock Repurchases.

The following table presents information in connection with repurchases of our shares of common stock during the three months ended March 31, 2019:

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares That May
	Total Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
	Purchased (1)	Paid per Share	or Programs	Programs (2)
January 1, 2019 through January 31, 2019	530	$27.91	—	167,041
February 1, 2019 through February 28, 2019	22,926	33.13	—	167,041
March 1, 2019 through March 31, 2019	676	30.35	—	167,041
Total	24,132	32.93	—	167,041

(1)	Represents shares withheld by the Company to pay the taxes associated with the vesting of restricted stock awards.
(2)

The Board of Directors approved a stock repurchase plan in March 2006 that authorized the repurchase of 309,000 shares. In February 2019, the Company announced the adoption of a new stock repurchase plan for up to 1,000,000 shares, replacing the previous plan. There is no expiration date for the stock repurchase plan. No shares were purchased under a repurchase program during the quarter ended March 31, 2019.

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
101

The following financial statements from Bridge Bancorp, Inc.'s Quarterly Report on Form 10‑Q for the Quarter Ended March 31, 2019, filed on May 9, 2019, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the Three Months Ended  March 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2019 and 2018, (iv) Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

BRIDGE BANCORP, INC.
Registrant

May 9, 2019	/s/ Kevin M. O'Connor
Kevin M. O'Connor
President and Chief Executive Officer

May 9, 2019	/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and Chief Financial Officer