Form 10-Q
period 2019-06-30
BRIDGE BANCORP INC
filed 2019-08-08
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes [    ] No [X]

There were 19,843,723 shares of common stock outstanding as of July  31, 2019.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Cash and due from banks	$71,292	$142,145
Interest-bearing deposits with banks	87,349	153,223
Total cash and cash equivalents	158,641	295,368

Securities available for sale, at fair value	642,897	680,886
Securities held to maturity (fair value of $145,480 and $156,792, respectively)	144,716	160,163
Total securities	787,613	841,049

Securities, restricted	24,104	24,028

Loans held for sale	12,643	—

Loans held for investment	3,430,023	3,275,811
Allowance for loan losses	(31,171)	(31,418)
Loans, net	3,398,852	3,244,393

Premises and equipment, net	34,006	35,008
Operating lease right-of-use assets	37,619	—
Accrued interest receivable	12,397	11,236
Goodwill	105,950	105,950
Other intangible assets	4,025	4,374
Prepaid pension	10,483	10,263
Bank owned life insurance	90,821	89,712
Other real estate owned	—	175
Other assets	37,381	39,188
Total assets	$4,714,535	$4,700,744

Liabilities
Demand deposits	$1,385,709	$1,448,605
Savings, NOW and money market deposits	2,173,946	2,108,297
Certificates of deposit of $100,000 or more	215,923	207,087
Other time deposits	60,998	122,404
Total deposits	3,836,576	3,886,393

Repurchase agreements	945	539
Federal Home Loan Bank ("FHLB") advances	240,000	240,433
Subordinated debentures, net	78,850	78,781
Operating lease liabilities	40,263	—
Other liabilities and accrued expenses	42,696	40,768
Total liabilities	4,239,330	4,246,914

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share (40,000,000 shares authorized; 19,877,510 and 19,815,680 shares issued, respectively; and 19,834,416 and 19,790,884 shares outstanding, respectively)	199	198
Surplus	353,729	352,093
Retained earnings	131,811	117,432
Treasury stock at cost, 43,094 and 24,796 shares, respectively	(1,337)	(781)
	484,402	468,942
Accumulated other comprehensive loss, net of income taxes	(9,197)	(15,112)
Total stockholders’ equity	475,205	453,830
Total liabilities and stockholders’ equity	$4,714,535	$4,700,744

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income:
Loans (including fee income)	$39,878	$35,770	$77,490	$71,383
Mortgage-backed securities, CMOs and other asset-backed securities	4,443	3,825	9,232	7,549
U.S. GSE securities	166	243	358	522
State and municipal obligations	577	747	1,204	1,559
Corporate bonds	319	358	655	713
Deposits with banks	599	106	1,143	196
Other interest and dividend income	370	502	785	993
Total interest income	46,352	41,551	90,867	82,915

Interest expense:
Savings, NOW and money market deposits	6,997	3,438	13,366	5,952
Certificates of deposit of $100,000 or more	1,079	582	2,062	1,099
Other time deposits	288	493	850	688
Federal funds purchased and repurchase agreements	158	566	203	1,172
FHLB advances	1,178	1,408	2,276	3,266
Subordinated debentures	1,135	1,135	2,270	2,270
Total interest expense	10,835	7,622	21,027	14,447

Net interest income	35,517	33,929	69,840	68,468
Provision for loan losses	3,500	400	4,100	1,200
Net interest income after provision for loan losses	32,017	33,529	65,740	67,268

Non-interest income (loss):
Service charges and other fees	2,556	2,562	4,984	4,725
Net securities gains (losses)	201	(7,921)	201	(7,921)
Title fee income	335	450	641	955
Gain on sale of Small Business Administration ("SBA") loans	844	691	1,061	1,062
BOLI income	556	555	1,109	1,101
Other operating income	1,007	1,085	2,721	1,613
Total non-interest income (loss)	5,499	(2,578)	10,717	1,535

Non-interest expense:
Salaries and employee benefits	13,659	13,055	26,939	25,867
Occupancy and equipment	3,560	3,205	7,091	6,448
Technology and communications	1,869	1,568	3,658	3,211
Marketing and advertising	1,424	1,240	2,447	2,202
Professional services	803	881	1,560	2,093
FDIC assessments	396	436	634	900
Amortization of other intangible assets	210	242	423	488
Other operating expenses	2,083	1,880	3,851	3,896
Total non-interest expense	24,004	22,507	46,603	45,105

Income before income taxes	13,512	8,444	29,854	23,698
Income tax expense	2,859	1,701	6,274	4,882
Net income	$10,653	$6,743	$23,580	$18,816
Basic earnings per share	$0.53	$0.34	$1.18	$0.95
Diluted earnings per share	$0.53	$0.34	$1.18	$0.95

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$10,653	$6,743	$23,580	$18,816
Other comprehensive income (loss):
Change in unrealized net gains (losses) on securities available for sale, net of reclassifications and deferred income taxes	5,871	2,616	9,789	(3,472)
Adjustment to pension liability, net of reclassifications and deferred income taxes	91	68	181	135
Unrealized (losses) gains on cash flow hedges, net of reclassifications and deferred income taxes	(2,530)	479	(4,055)	2,530
Total other comprehensive income (loss)	3,432	3,163	5,915	(807)
Comprehensive income	$14,085	$9,906	$29,495	$18,009

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30, 2019
					Accumulated
					Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at March 31, 2019	$199	$352,454	$125,765	$(786)	$(12,629)	$465,003
Net income			10,653			10,653
Shares issued under the dividend reinvestment plan		221				221
Purchase of treasury stock				(321)		(321)
Stock awards granted and distributed		(164)		164		—
Stock awards forfeited		342		(342)		—
Repurchase of surrendered stock from vesting of stock plans		(18)		(52)		(70)
Share based compensation expense		894				894
Cash dividend declared, $0.23 per share			(4,607)			(4,607)
Other comprehensive income, net of deferred income taxes					3,432	3,432
Balance at June 30, 2019	$199	$353,729	$131,811	$(1,337)	$(9,197)	$475,205

	Three Months Ended June 30, 2018
					Accumulated
					Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at March 31, 2018	$198	$348,420	$104,050	$(436)	$(18,909)	$433,323
Net income			6,743			6,743
Shares issued under the dividend reinvestment plan		236				236
Stock awards granted and distributed		(216)		216		—
Stock awards forfeited		95		(95)		—
Repurchase of surrendered stock from vesting of stock plans				(126)		(126)
Share based compensation expense		1,003				1,003
Cash dividend declared, $0.23 per share			(4,587)			(4,587)
Other comprehensive income, net of deferred income taxes					3,163	3,163
Balance at June 30, 2018	$198	$349,538	$106,206	$(441)	$(15,746)	$439,755

	Six Months Ended June 30, 2019
					Accumulated
					Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at January 1, 2019	$198	$352,093	$117,432	$(781)	$(15,112)	$453,830
Net income			23,580			23,580
Shares issued under the dividend reinvestment plan		419				419
Purchase of treasury stock				(321)		(321)
Stock awards granted and distributed	1	(955)		954		—
Stock awards forfeited		342		(342)		—
Repurchase of surrendered stock from vesting of stock plans		(18)		(847)		(865)
Share based compensation expense		1,848				1,848
Cash dividend declared, $0.46 per share			(9,201)			(9,201)
Other comprehensive income, net of deferred income taxes					5,915	5,915
Balance at June 30, 2019	$199	$353,729	$131,811	$(1,337)	$(9,197)	$475,205

	Six Months Ended June 30, 2018
					Accumulated
					Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at January 1, 2018	$197	$347,691	$96,547	$(296)	$(14,939)	$429,200
Net income			18,816			18,816
Shares issued under the dividend reinvestment plan		468				468
Stock awards granted and distributed	1	(523)		522		—
Stock awards forfeited		115		(115)		—
Repurchase of surrendered stock from vesting of stock plans				(552)		(552)
Share based compensation expense		1,787				1,787
Cash dividend declared, $0.46 per share			(9,157)			(9,157)
Other comprehensive loss, net of deferred income taxes					(807)	(807)
Balance at June 30, 2018	$198	$349,538	$106,206	$(441)	$(15,746)	$439,755

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$23,580	$18,816
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,100	1,200
Depreciation and amortization of premises and equipment	2,083	1,897
Net (accretion) and other amortization	(723)	(1,444)
Net amortization on securities	1,524	2,507
Increase in cash surrender value of bank owned life insurance	(1,109)	(1,101)
Amortization of intangible assets	423	488
Share based compensation expense	1,848	1,787
Net securities (gains) losses	(201)	7,921
(Increase) decrease in accrued interest receivable	(1,161)	27
SBA loans originated for sale	(14,564)	(19,446)
Proceeds from sale of the guaranteed portion of SBA loans	15,897	14,417
Gain on sale of the guaranteed portion of SBA loans	(1,061)	(1,062)
Gain on sale of loans	—	(322)
Decrease in other assets	2,424	279
(Decrease) increase in accrued expenses and other liabilities	(4,067)	2,929
Net cash provided by operating activities	28,993	28,893

Cash flows from investing activities:
Purchases of securities available for sale	(50,767)	(194,835)
Purchases of securities, restricted	(39,156)	(481,422)
Purchases of securities held to maturity	—	(1,000)
Proceeds from sales of securities available for sale	46,478	230,372
Redemption of securities, restricted	39,080	490,024
Maturities, calls and principal payments of securities available for sale	55,116	50,431
Maturities, calls and principal payments of securities held to maturity	15,105	11,696
Net increase in loans	(170,997)	(118,281)
Proceeds from loan sale	—	40,133
Proceeds from sales of other real estate owned ("OREO"), net	297	—
Purchase of premises and equipment	(1,081)	(4,435)
Net cash (used in) provided by investing activities	(105,925)	22,683

Cash flows from financing activities:
Net (decrease) increase in deposits	(49,801)	218,676
Net decrease in federal funds purchased	—	(50,000)
Net decrease in FHLB advances	(432)	(200,427)
Net increase in repurchase agreements	406	560
Net proceeds from issuance of common stock	419	468
Purchase of treasury stock	(321)	—
Repurchase of surrendered stock from vesting of stock plans	(865)	(552)
Cash dividends paid	(9,201)	(9,157)
Net cash used in financing activities	(59,795)	(40,432)

Net (decrease) increase in cash and cash equivalents	(136,727)	11,144
Cash and cash equivalents at beginning of period	295,368	94,747
Cash and cash equivalents at end of period	$158,641	$105,891

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$20,833	$14,382
Income taxes	$2,358	$2,471

Non-cash investing and financing activities:
Transfers from portfolio loans to loans held for sale	$12,643	$—
Transfers from portfolio loans to other real estate owned	$—	$175

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the six months ended June  30, 2019 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10‑K for the year ended December 31, 2018.

2. EARNINGS PER SHARE

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260‑10‑45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). The restricted stock awards (“RSAs”) and certain restricted stock units (“RSUs”) granted by the Company contain non-forfeitable rights to dividends and therefore are considered participating securities. The two-class method for calculating basic EPS excludes dividends paid to participating securities and any undistributed earnings attributable to participating securities.

The following table presents the computation of EPS for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income	$10,653	$6,743	$23,580	$18,816
Dividends paid on and earnings allocated to participating securities	(226)	(148)	(503)	(405)
Income attributable to common stock	$10,427	$6,595	$23,077	$18,411

Weighted average common shares outstanding, including participating securities	19,965	19,884	19,946	19,859
Weighted average participating securities	(428)	(445)	(427)	(433)
Weighted average common shares outstanding	19,537	19,439	19,519	19,426
Basic earnings per common share	$0.53	$0.34	$1.18	$0.95

Income attributable to common stock	$10,427	$6,595	$23,077	$18,411

Weighted average common shares outstanding	19,537	19,439	19,519	19,426
Incremental shares from assumed conversions of options and restricted stock units	28	29	26	27
Weighted average common and equivalent shares outstanding	19,565	19,468	19,545	19,453
Diluted earnings per common share	$0.53	$0.34	$1.18	$0.95

There were 110,660 stock options outstanding at June 30, 2019 that were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2019 because the options' exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. There were 47,393 stock options outstanding at June 30, 2018 that were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2018 because the options' exercise prices were greater than the average market price of common stock and were, therefore, antidilutive.

There were 32,865 and zero RSUs that were antidilutive for the three months ended June 30, 2019 and 2018, respectively. There were 22,472 and zero RSUs that were antidilutive for the six months ended June 30, 2019 and 2018, respectively.

3. STOCK-BASED COMPENSATION PLANS

In May 2019, the Company’s shareholders approved the Bridge Bancorp, Inc. 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company. The 2019 Equity Incentive Plan superseded the Bridge Bancorp, Inc. 2012 Stock-Based Incentive Plan (the “2012 Equity Incentive Plan”). The 2012 Equity Incentive Plan superseded the 2006 Stock-Based Incentive Plan. The maximum number of shares of stock, in the aggregate, that may be granted under the 2019 Equity Incentive Plan as stock options, restricted stock, or restricted stock units is 370,000 plus the number of shares of stock which have been reserved but not issued under the 2012 Equity Incentive Plan, and any awards that are forfeited under the 2012 Equity Incentive Plan after the effective date of the 2019 Equity Incentive Plan. No further grants will be made under the 2012 Equity Incentive Plan. Currently outstanding grants under the 2012 Equity Incentive Plan will not be affected.

The number of shares of common stock of Bridge Bancorp, Inc. available for stock-based awards under the 2019 Equity Incentive Plan is 370,000 plus 162,738 shares that were remaining under the 2012 Equity Incentive Plan. At June 30, 2019, 522,794 shares remain available for issuance, including shares that may be granted in the form of stock options, RSAs, or RSUs.

The Compensation Committee of the Board of Directors determines awards under the 2019 Equity Incentive Plan. The Company accounts for the 2019 Equity Incentive Plan under FASB ASC No. 718.

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

During the six months ended June  30, 2019 and 2018, in accordance with the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers (“NEOs”), the Company granted 63,267 and 47,393 stock options, respectively, with an exercise price set to equal a 10.0% premium over the grant date stock price. All of the stock options granted vest ratably over three years. The estimated weighted-average grant-date fair value of all stock options granted in the six months ended June  30, 2019 and 2018 was $5.05 and $6.52 per stock option, respectively, using the Black-Scholes option-pricing model with assumptions as follows:

	Six Months Ended
	June 30,
	2019		2018
Dividend yield	2.86%		2.80%
Expected volatility	23.80		27.53
Risk-free interest rate	2.52		2.67
Expected option life	6.0	years	6.5	years

Compensation expense attributable to stock options was $52 thousand and $91 thousand for the three and six months ended June 30, 2019, respectively. Compensation expense attributable to stock options was $26 thousand and $39 thousand for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, there was $447 thousand of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the status of the Company's stock options as of and for the six months ended June 30, 2019:

			Weighted
		Weighted	Average
	Number	Average	Remaining		Aggregate
	of	Exercise	Contractual		Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life		Value
Outstanding, January 1, 2019	47,393	$36.19
Granted	63,267	35.35
Outstanding, June 30, 2019	110,660	35.71	9.2	years	$—
Vested and Exercisable, June 30, 2019	15,795	36.19	8.6	years	—

	Number of	Exercise
Range of Exercise Prices	Options	Price
$35.35	63,267	$35.35
36.19	47,393	36.19
	110,660

Restricted Stock Awards

The Company's RSAs are shares of the Company's common stock that are forfeitable and are subject to restrictions on transfer prior to the vesting date. RSAs are forfeited if the award holder departs the Company before vesting. RSAs carry dividend and voting rights from the date of grant. The vesting of time-vested RSAs depends upon the award holder continuing to render services to the Company. The Company's performance-based RSAs vest subject to the achievement of the Company's corporate goals.

The following table summarizes the unvested RSA activity for the six months ended June 30, 2019:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2019	324,882	$29.13
Granted	77,952	31.98
Vested	(88,552)	27.19
Forfeited	(12,317)	31.10
Unvested, June 30, 2019	301,965	30.35

During the six months ended June 30, 2019, the Company granted a total of 77,952 RSAs. Of the 77,952 RSAs granted, 49,925 time-vested RSAs vest ratably over five years and 28,027 time-vested RSAs vest ratably over three years. During the six months ended June 30, 2018, the Company granted a total of 82,982 RSAs. Of the 82,982 RSAs granted, 44,750 time-vested RSAs vest ratably over five years, 13,115 time-vested RSAs vest ratably over three years, and 25,117 performance-based RSAs vest ratably over two years, subject to the achievement of the Company's 2018 corporate goals. As of June 30, 2019, there were 301,965 unvested RSAs consisting of 290,717 time-vested RSAs and 11,248 performance-based RSAs.

Compensation expense attributable to RSAs was $527 thousand and $1.1 million for the three and six months ended June 30, 2019, respectively, and $717 thousand and $1.3 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, there was $5.9 million of total unrecognized compensation cost related to non-vested RSAs. The cost is expected to be recognized over a weighted-average period of 3.3 years.

Restricted Stock Units

Long Term Incentive Plan

RSUs represent an obligation to deliver shares to a grantee at a future date if certain vesting conditions are met. RSUs are subject to a time-based vesting schedule, or the satisfaction of performance conditions, and are settled in shares of the Company's common stock. RSUs do not provide voting rights and RSUs may provide dividend equivalent rights from the date of grant.

During the six months ended June 30, 2019, in accordance with the LTI Plan for NEOs, the Company granted 22,305 RSUs. Of the 22,305 RSUs granted, 13,255 time-vested RSUs vest ratably over five years and 9,050 performance-based RSUs vest subject to the achievement of the Company's three-year corporate goal for the three-year period ending December 31, 2021.

The following table summarizes the unvested NEO RSU activity for the six months ended June 30, 2019:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2019	79,238	$27.36
Granted	22,305	33.42
Reinvested dividends	1,269	28.46
Forfeited	(16,184)	23.34
Vested	(2,573)	32.90
Unvested, June 30, 2019	84,055	29.59

Compensation expense attributable to LTI Plan RSUs was $173 thousand and $343 thousand for the three and six months ended June 30, 2019, respectively and $119 thousand and $220 thousand for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, there was $1.7 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 3.0 years.

Directors Plan

In April 2009, the Company adopted a Directors Deferred Compensation Plan (“Directors Plan”). Under the Directors Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of RSUs. In addition, directors receive a non-election retainer in the form of RSUs. These RSUs vest ratably over one year and have dividend rights but no voting rights. In connection with the Directors Plan, the Company recorded expense of $142 thousand and $285 thousand for the three and six months ended June 30, 2019, respectively, and $140 thousand and $275 thousand for the three and six months ended June 30, 2018, respectively.

Employee Stock Purchase Plan

In May 2018, the Board of Directors adopted, and stockholders approved the Employee Stock Purchase Plan (“ESPP”). A total of 1,000,000 shares of the Company’s common stock have been initially authorized for issuance under the ESPP. Subject to any plan limitations, the ESPP allows eligible employees to contribute, normally through payroll deductions, up to $25 thousand for the purchase of the Company’s common stock at a discounted price per share for any calendar year. The current offering period is from July 1, 2019 through December 31, 2019.

During the six months ended June 30, 2019, no shares of common stock were purchased, and no expense was recorded related to the ESPP. During the six months ended June 30, 2018,  no shares of common stock were purchased, and no expense was recorded related to the ESPP.

4. SECURITIES

The following tables summarize the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at June 30, 2019 and December 31, 2018 and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$15,000	$—	$(37)	$14,963
State and municipal obligations	28,108	641	(1)	28,748
U.S. GSE residential mortgage-backed securities	93,898	268	(909)	93,257
U.S. GSE residential collateralized mortgage obligations	333,584	1,628	(1,428)	333,784
U.S. GSE commercial mortgage-backed securities	7,013	38	—	7,051
U.S. GSE commercial collateralized mortgage obligations	97,720	1,306	(629)	98,397
Other asset backed securities	24,250	—	(788)	23,462
Corporate bonds	46,000	—	(2,765)	43,235
Total available for sale	645,573	3,881	(6,557)	642,897

Held to maturity:
State and municipal obligations	42,582	927	(1)	43,508
U.S. GSE residential mortgage-backed securities	8,900	—	(109)	8,791
U.S. GSE residential collateralized mortgage obligations	45,961	655	(315)	46,301
U.S. GSE commercial mortgage-backed securities	18,721	125	(70)	18,776
U.S. GSE commercial collateralized mortgage obligations	28,552	118	(566)	28,104
Total held to maturity	144,716	1,825	(1,061)	145,480
Total securities	$790,289	$5,706	$(7,618)	$788,377

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$29,997	$—	$(947)	$29,050
State and municipal obligations	40,980	105	(354)	40,731
U.S. GSE residential mortgage-backed securities	96,536	38	(3,036)	93,538
U.S. GSE residential collateralized mortgage obligations	362,905	826	(5,954)	357,777
U.S. GSE commercial mortgage-backed securities	3,536	—	(28)	3,508
U.S. GSE commercial collateralized mortgage obligations	93,177	—	(2,539)	90,638
Other asset-backed securities	24,250	—	(1,031)	23,219
Corporate bonds	46,000	—	(3,575)	42,425
Total available for sale	697,381	969	(17,464)	680,886

Held to maturity:
State and municipal obligations	53,540	290	(276)	53,554
U.S. GSE residential mortgage-backed securities	9,688	—	(336)	9,352
U.S. GSE residential collateralized mortgage obligations	48,244	163	(1,130)	47,277
U.S. GSE commercial mortgage-backed securities	19,098	4	(620)	18,482
U.S. GSE commercial collateralized mortgage obligations	29,593	—	(1,466)	28,127
Total held to maturity	160,163	457	(3,828)	156,792
Total securities	$857,544	$1,426	$(21,292)	$837,678

The following table summarizes the amortized cost and estimated fair value by contractual maturity of the available for sale and held to maturity investment securities portfolio at June 30, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019
	Amortized	Estimated
(In thousands)	Cost	Fair Value
Maturity
Available for sale:
Within one year	$3,066	$3,065
One to five years	32,267	31,885
Five to ten years	57,250	55,385
Beyond ten years	552,990	552,562
Total	$645,573	$642,897

Held to maturity:
Within one year	$8,779	$8,800
One to five years	24,495	24,909
Five to ten years	32,654	33,139
Beyond ten years	78,788	78,632
Total	$144,716	$145,480

The following tables summarize securities with gross unrealized losses at June 30, 2019 and December 31, 2018, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2019
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$—	$—	$14,963	$(37)
State and municipal obligations	—	—	2,964	(1)
U.S. GSE residential mortgage-backed securities	—	—	67,117	(909)
U.S. GSE residential collateralized mortgage obligations	35,723	(132)	134,232	(1,296)
U.S. GSE commercial collateralized mortgage obligations	—	—	44,046	(629)
Other asset backed securities	—	—	23,462	(788)
Corporate bonds	—	—	43,235	(2,765)
Total available for sale	$35,723	$(132)	$330,019	$(6,425)

Held to maturity:
State and municipal obligations	$—	$—	$405	$(1)
U.S. GSE residential mortgage-backed securities	—	—	8,791	(109)
U.S. GSE residential collateralized mortgage obligations	—	—	24,594	(315)
U.S. GSE commercial mortgage-backed securities	—	—	5,216	(70)
U.S. GSE commercial collateralized mortgage obligations	—	—	18,146	(566)
Total held to maturity	$—	$—	$57,152	$(1,061)

	December 31, 2018
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$—	$—	$29,050	$(947)
State and municipal obligations	6,655	(15)	21,273	(339)
U.S. GSE residential mortgage-backed securities	—	—	88,762	(3,036)
U.S. GSE residential collateralized mortgage obligations	46,452	(141)	172,468	(5,813)
U.S. GSE commercial mortgage-backed securities	—	—	3,508	(28)
U.S. GSE commercial collateralized mortgage obligations	46,705	(623)	43,933	(1,916)
Other asset-backed securities	—	—	23,219	(1,031)
Corporate bonds	—	—	42,425	(3,575)
Total available for sale	$99,812	$(779)	$424,638	$(16,685)

Held to maturity:
State and municipal obligations	$8,286	$(26)	$22,142	$(250)
U.S. GSE residential mortgage-backed securities	—	—	9,352	(336)
U.S. GSE residential collateralized mortgage obligations	—	—	40,665	(1,130)
U.S. GSE commercial mortgage-backed securities	—	—	16,205	(620)
U.S. GSE commercial collateralized mortgage obligations	—	—	28,127	(1,466)
Total held to maturity	$8,286	$(26)	$116,491	$(3,802)

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

At June 30, 2019, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Other asset backed securities are comprised of student loan backed bonds which are guaranteed by the U.S. Department of Education for 97% to 100% of principal. Additionally, the bonds have credit support of 3% to 5% and have maintained their Aa3 Moody's rating during the time the Bank has owned them. The corporate bonds within the portfolio have all maintained an investment grade rating by either Moody's or Standard and Poor's. None of the unrealized losses is related to credit losses. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019.

Sales and Calls of Securities

There were $46.5 million in proceeds from sales of securities with gross gain of $0.2 million realized for the three and six months ended June 30, 2019. There were $230.4 million of proceeds from sales of securities with gross losses of $7.9 million realized for the three and six months ended June 30, 2018. There were $2.4 million and $10.3 million of proceeds from calls of securities for the three and six months ended June 30, 2019, respectively. There were $0.9 million and $1.9 million of proceeds from calls of securities for the three and six months ended June 30, 2018, respectively.

Pledged Securities

Securities having a fair value of $324.7 million and $354.3 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) overnight borrowings.

Trading Securities

The Company did not hold any trading securities during the six months ended June 30, 2019 or the year ended December 31, 2018.

Restricted Securities

The Bank is a member of the FHLB of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker's Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the FRB system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $24.1 million and $24.0 million in FHLB, ACBB and FRB stock at June 30, 2019 and December 31, 2018, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

5. FAIR VALUE

The Company adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities during the first quarter of 2018.  The Company adopted the amended guidance that requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	June 30, 2019
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$14,963		$14,963
State and municipal obligations	28,748		28,748
U.S. GSE residential mortgage-backed securities	93,257		93,257
U.S. GSE residential collateralized mortgage obligations	333,784		333,784
U.S. GSE commercial mortgage-backed securities	7,051		7,051
U.S. GSE commercial collateralized mortgage obligations	98,397		98,397
Other asset-backed securities	23,462		23,462
Corporate bonds	43,235		43,235
Total available for sale securities	$642,897		$642,897
Derivatives	$11,919		$11,919

Financial liabilities:
Derivatives	$13,594		$13,594

	December 31, 2018
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$29,050		$29,050
State and municipal obligations	40,731		40,731
U.S. GSE residential mortgage-backed securities	93,538		93,538
U.S. GSE residential collateralized mortgage obligations	357,777		357,777
U.S. GSE commercial mortgage-backed securities	3,508		3,508
U.S. GSE commercial collateralized mortgage obligations	90,638		90,638
Other asset-backed securities	23,219		23,219
Corporate bonds	42,425		42,425
Total available for sale securities	$680,886		$680,886
Derivatives	$6,363		$6,363

Financial liabilities:
Derivatives	$2,215		$2,215

The following tables summarize assets measured at fair value on a non-recurring basis:

June 30, 2019
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$12,643		$12,643
Impaired loans	$4,791			$4,791

December 31, 2018
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,532			$2,532
Other real estate owned	$175			$175

Impaired loans with an allocated allowance for loan losses at June 30, 2019 had a carrying amount of $4.8 million, which is made up of the outstanding balance of $5.5 million, net of a valuation allowance of $0.7 million. This resulted in an additional provision for loan losses of $0.5 million that is included in the amount reported on the consolidated statements of income for the six months ended June 30, 2019. Impaired loans with an allocated allowance for loan losses at December 31, 2018 had a carrying amount of $2.5 million, which is made up of the outstanding balance of $2.7 million, net of a valuation allowance of $0.2 million. This resulted in an additional provision for loan losses of $0.2 million that is included in the amount reported on the consolidated statements of income for the year ended December 31, 2018.

There was no other real estate owned at June 30, 2019. At December 31, 2018, other real estate owned had a carrying amount of $0.2 million with no valuation allowance recorded. Accordingly, there was no additional provision for loan losses included in the amount reported on the consolidated statements of income.

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

Loans Held for Sale: Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is determined using the price we expect to receive for the loans based on commitments received from third-party investors, resulting in a Level 2 classification.

Impaired Loans and Other Real Estate Owned: For impaired loans, the Company evaluates the fair value of the loan in accordance with current accounting guidance. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of other real estate owned is also evaluated in accordance with current accounting guidance and determined based on recent appraised values less the estimated cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Adjustments may relate to location, square footage, condition, amenities, market rate of leases as well as timing of comparable sales. All appraisals undergo a second review process to ensure that the methodology employed, and the values derived are reasonable. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. Impaired loans are evaluated quarterly for additional impairment and adjusted accordingly.

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

The following tables summarize the estimated fair values and recorded carrying amounts of the Company's financial instruments at June 30, 2019 and December 31, 2018:

	June 30, 2019
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$71,292	$71,292	$—	$—	$71,292
Interest-bearing deposits with banks	87,349	87,349	—	—	87,349
Securities available for sale	642,897	—	642,897	—	642,897
Securities restricted	24,104	n/a	n/a	n/a	n/a
Securities held to maturity	144,716	—	145,480	—	145,480
Loans held for sale	12,643	—	12,643	—	12,643
Loans, net	3,398,852	—	—	3,375,662	3,375,662
Derivatives	11,919	—	11,919	—	11,919
Accrued interest receivable	12,397	—	2,532	9,865	12,397

Financial liabilities:
Certificates of deposit	276,921	—	276,929	—	276,929
Demand and other deposits	3,559,655	3,559,655	—	—	3,559,655
FHLB advances	240,000	—	240,206	—	240,206
Repurchase agreements	945	—	945	—	945
Subordinated debentures	78,850	—	80,668	—	80,668
Derivatives	13,594	—	13,594	—	13,594
Accrued interest payable	1,718	—	1,718	—	1,718

	December 31, 2018
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$142,145	$142,145	$—	$—	$142,145
Interest-bearing deposits with banks	153,223	153,223	—	—	153,223
Securities available for sale	680,886	—	680,886	—	680,886
Securities restricted	24,028	n/a	n/a	n/a	n/a
Securities held to maturity	160,163	—	156,792	—	156,792
Loans, net	3,244,393	—	—	3,216,204	3,216,204
Derivatives	6,363	—	6,363	—	6,363
Accrued interest receivable	11,236	—	2,936	8,300	11,236

Financial liabilities:
Certificates of deposit	329,491	—	326,865	—	326,865
Demand and other deposits	3,556,902	3,556,902	—	—	3,556,902
FHLB advances	240,433	—	236,209	—	236,209
Repurchase agreements	539	—	539	—	539
Subordinated debentures	78,781	—	74,400	—	74,400
Derivatives	2,215	—	2,215	—	2,215
Accrued interest payable	1,524	—	1,524	—	1,524

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	June 30, 2019	December 31, 2018
Commercial real estate mortgage loans	$1,436,221	$1,373,556
Multi-family mortgage loans	631,146	585,827
Residential real estate mortgage loans	503,354	519,763
Commercial, industrial and agricultural loans	675,168	645,724
Real estate construction and land loans	150,868	123,393
Installment/consumer loans	25,825	20,509
Total loans	3,422,582	3,268,772
Net deferred loan costs and fees	7,441	7,039
Total loans held for investment	3,430,023	3,275,811
Allowance for loan losses	(31,171)	(31,418)
Loans, net	$3,398,852	$3,244,393

In June 2015, the Company completed the acquisition of Community National Bank (“CNB”) resulting in the addition of $729.4 million of acquired loans recorded at their fair value. There were approximately $246.3 million and $275.0 million of acquired CNB loans remaining as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, one commercial real estate (“CRE”) mortgage loan totaling $16.3 million was reclassified from loans held for investment to loans held for sale and written down to the loan’s estimated fair value of $12.6 million, through a $3.7 million charge-off recognized in the 2019 second quarter.

Lending Risk

The principal business of the Bank is lending in CRE mortgage loans, multi-family mortgage loans, residential real estate mortgage loans, construction loans, home equity loans, commercial, industrial and agricultural loans, land loans and consumer loans. The Bank considers its primary lending area to be Nassau and Suffolk Counties located on Long Island and the New York City boroughs. A substantial portion of the Bank's loans is secured by real estate in these areas. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in market and economic conditions in this region.

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

Doubtful: Loans classified as doubtful have all the weaknesses inherent in a substandard loan, may also be in delinquency status and have defined weaknesses based on currently existing facts, conditions and values making collection or liquidation in full highly questionable and improbable.

The following tables represent loans categorized by class and internally assigned risk grades as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$512,123	$11,596	$1,610	$—	$525,329
Non-owner occupied	896,654	735	13,503	—	910,892
Multi-family	630,735	411	—	—	631,146
Residential real estate:
Residential mortgage	425,836	8,255	1,295	—	435,386
Home equity	66,469	681	818	—	67,968
Commercial and industrial:
Secured	153,055	2,009	9,886	—	164,950
Unsecured	487,922	9,923	12,373	—	510,218
Real estate construction and land loans	150,572	—	296	—	150,868
Installment/consumer loans	25,047	6	772	—	25,825
Total loans	$3,348,413	$33,616	$40,553	$—	$3,422,582

	December 31, 2018
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$480,503	$12,045	$17,850	$—	$510,398
Non-owner occupied	858,069	2,188	2,901	—	863,158
Multi-family	585,409	418	—	—	585,827
Residential real estate:
Residential mortgage	438,891	8,510	1,114	—	448,515
Home equity	68,480	1,594	1,174	—	71,248
Commercial and industrial:
Secured	147,474	5,536	15,530	—	168,540
Unsecured	458,526	12,886	5,772	—	477,184
Real estate construction and land loans	123,089	—	304	—	123,393
Installment/consumer loans	20,464	9	36	—	20,509
Total loans	$3,180,905	$43,186	$44,681	$—	$3,268,772

Past Due and Non-accrual Loans

The following tables represent the aging of the recorded investment in past due loans as of June 30, 2019 and December 31, 2018 by class of loans, as defined by FASB ASC 310‑10:

	June 30, 2019
			90+ Days	Non-accrual
	30-59	60-89	Past Due	Including 90	Total Past
	Days	Days	And	Days or More	Due and
(In thousands)	Past Due	Past Due	Accruing	Past Due	Non-accrual	Current	Total Loans
Commercial real estate:
Owner occupied	$—	$641	$—	$573	$1,214	$524,115	$525,329
Non-owner occupied	—	—	—	1,376	1,376	909,516	910,892
Multi-family	—	—	—	—	—	631,146	631,146
Residential real estate:
Residential mortgages	164	—	—	2,138	2,302	433,084	435,386
Home equity	300	51	329	370	1,050	66,918	67,968
Commercial and industrial:
Secured	835	331	—	218	1,384	163,566	164,950
Unsecured	314	708	—	683	1,705	508,513	510,218
Real estate construction and land loans	—	—	—	129	129	150,739	150,868
Installment/consumer loans	38	—	—	22	60	25,765	25,825
Total loans	$1,651	$1,731	$329	$5,509	$9,220	$3,413,362	$3,422,582

	December 31, 2018
			90+ Days	Non-accrual
	30-59	60-89	Past Due	Including 90	Total Past
	Days	Days	And	Days or More	Due and
(In thousands)	Past Due	Past Due	Accruing	Past Due	Non-accrual	Current	Total Loans
Commercial real estate:
Owner occupied	$333	$194	$—	$253	$780	$509,618	$510,398
Non-owner occupied	—	—	—	885	885	862,273	863,158
Multi-family	—	—	—	—	—	585,827	585,827
Residential real estate:
Residential mortgages	892	230	—	199	1,321	447,194	448,515
Home equity	1,033	—	308	624	1,965	69,283	71,248
Commercial and industrial:
Secured	330	196	—	174	700	167,840	168,540
Unsecured	1,108	—	—	621	1,729	475,455	477,184
Real estate construction and land loans	—	—	—	—	—	123,393	123,393
Installment/consumer loans	84	—	—	52	136	20,373	20,509
Total loans	$3,780	$620	$308	$2,808	$7,516	$3,261,256	$3,268,772

Impaired Loans

At June 30, 2019 and December 31, 2018, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $17.7 million and $19.4 million, respectively. The decrease in impaired loans was attributable to the payoff of certain troubled debt restructurings ("TDRs”) and other impaired performing loans, partially offset by new TDRs and an increase in non-accrual loans during the six months ended June 30, 2019. During the six months ended June 30, 2019, the Bank modified certain loans as TDRs totaling $4.1 million. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified non-accrual loans and TDRs and at December 31, 2018 included $2.7 million in other impaired performing loans related to three taxi medallion loans which paid off in January 2019. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310‑10‑35‑22. Impairment is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

The following tables set forth the recorded investment, unpaid principal balance and related allowance by class of loans at June 30, 2019 and December 31, 2018 for individually impaired loans. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three and six months ended June 30, 2019 and 2018:

				Three Months Ended		Six Months Ended
	June 30, 2019			June 30, 2019		June 30, 2019
		Unpaid	Related	Average	Interest	Average	Interest
	Recorded	Principal	Allocated	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$589	$605	$—	$576	$—	$524	$—
Non-owner occupied	3,241	3,258	—	2,904	25	2,842	50
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Commercial and industrial:
Secured	1,644	1,644	—	1,644	19	1,562	36
Unsecured	6,728	6,728	—	6,779	101	6,199	186
Total with no related allowance recorded	12,202	12,235	—	11,903	145	11,127	272

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Commercial and industrial:
Secured	5,162	5,162	371	4,548	42	4,246	77
Unsecured	344	344	344	115	—	57	—
Total with an allowance recorded	5,506	5,506	715	4,663	42	4,303	77

Total:
Commercial real estate:
Owner occupied	589	605	—	576	—	524	—
Non-owner occupied	3,241	3,258	—	2,904	25	2,842	50
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Commercial and industrial:
Secured	6,806	6,806	371	6,192	61	5,808	113
Unsecured	7,072	7,072	344	6,894	101	6,256	186
Total	$17,708	$17,741	$715	$16,566	$187	$15,430	$349

				Three Months Ended		Six Months Ended
	December 31, 2018			June 30, 2018		June 30, 2018
		Unpaid	Related	Average	Interest	Average	Interest
	Recorded	Principal	Allocated	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$268	$278	$—	$184	$—	$92	$—
Non-owner occupied	2,816	2,816	—	1,163	7	1,168	8
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Commercial and industrial:
Secured	8,234	8,234	—	8,702	58	8,723	114
Unsecured	5,316	5,316	—	5,178	39	5,055	76
Total with no related allowance recorded	16,634	16,644	—	15,227	104	15,038	198

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Commercial and industrial:
Secured	2,721	2,721	189	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Total with an allowance recorded	2,721	2,721	189	—	—	—	—

Total:
Commercial real estate:
Owner occupied	268	278	—	184	—	92	—
Non-owner occupied	2,816	2,816	—	1,163	7	1,168	8
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Commercial and industrial:
Secured	10,955	10,955	189	8,702	58	8,723	114
Unsecured	5,316	5,316	—	5,178	39	5,055	76
Total	$19,355	$19,365	$189	$15,227	$104	$15,038	$198

There was no other real estate owned at June 30, 2019. At December 31, 2018, other real estate owned totaled $0.2 million and consisted of one property which was sold during the quarter ended June 30, 2019.

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

During the six months ended June 30, 2019, the Bank modified five commercial and industrial loans, including three taxi medallion loans, totaling $4.1 million as TDRs compared to eight commercial and industrial loans totaling $6.8 million modified as TDRs during the six months ended June 30, 2018. These modifications did not result in a change to the recorded investment of the loans and did not increase the allowance for loan losses for those periods. During the six months ended June 30, 2019, there were three charge-offs totaling $84 thousand relating to TDRs and there were two loans modified as a TDR for which there was a payment default within twelve months following the modification. During the six months ended June 30, 2018, there were no charge-offs relating to TDRs and there were no loans modified as TDRs for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of June 30, 2019 and December 31, 2018, the Company had $111 thousand and $133 thousand, respectively, of non-accrual TDRs and $16.9 million and $16.9 million, respectively, of performing TDRs. At June 30, 2019 and December 31, 2018, non-accrual TDRs were unsecured. The Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the six months ended June 30, 2019 that did not meet the definition of a TDR. These loans have a total recorded investment at June 30, 2019 of $31.8 million. These loans were to borrowers who were not experiencing financial difficulties.

Purchased Credit Impaired Loans

Loans acquired in a business combination are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

At the acquisition date, the purchased credit impaired (“PCI”) loans acquired as part of the First National Bank of New York (“FNBNY”) acquisition had contractually required principal and interest payments receivable of $40.3 million, expected cash flows of $28.4 million, and a fair value (initial carrying amount) of $21.8 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $11.9 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $6.6 million represented the initial accretable yield. At June 30, 2019, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $1.1 million and $0.5 million, respectively, with a remaining non-accretable difference of $0.5 million. At December 31, 2018, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $1.1 million and $0.5 million, respectively, with a remaining non-accretable difference of $0.5 million.

At the acquisition date, the PCI loans acquired as part of the CNB acquisition had contractually required principal and interest payments receivable of $23.4 million, expected cash flows of $10.1 million, and a fair value (initial carrying amount) of $8.7 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $13.3 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $1.4 million represented the initial accretable yield. At June  30, 2019, the contractually required principal and interest payments receivable of the PCI loans was $0.6 million and the carrying amount was zero, with a remaining non-accretable difference of $0.5 million. At December 31, 2018, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $1.2 million and $0.1 million, respectively, with a remaining non-accretable difference of $0.8 million.

The following table summarizes the activity in the accretable yield for the PCI loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Balance at beginning of period	$363	$957	$460	$2,151
Accretion	(286)	(269)	(394)	(1,302)
Reclassification from nonaccretable difference during the period	19	424	30	263
Accretable discount at end of period	$96	$1,112	$96	$1,112

7. ALLOWANCE FOR LOAN LOSSES

The following tables represent the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under FASB ASC 310‑10, and based on impairment method as of June 30, 2019 and December 31, 2018. The tables include loans acquired from CNB and FNBNY.

	June 30, 2019
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$715	$—	$—	$715
Collectively evaluated for impairment	10,878	2,545	2,620	12,843	1,333	237	30,456
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$10,878	$2,545	$2,620	$13,558	$1,333	$237	$31,171

Loans:
Individually evaluated for impairment	$3,830	$—	$—	$13,878	$—	$—	$17,708
Collectively evaluated for impairment	1,432,391	631,146	503,025	661,167	150,868	25,825	3,404,422
Loans acquired with deteriorated credit quality	—	—	329	123	—	—	452
Total loans	$1,436,221	$631,146	$503,354	$675,168	$150,868	$25,825	$3,422,582

	December 31, 2018
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$189	$—	$—	$189
Collectively evaluated for impairment	10,792	2,566	3,935	12,533	1,297	106	31,229
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$10,792	$2,566	$3,935	$12,722	$1,297	$106	$31,418

Loans:
Individually evaluated for impairment	$3,084	$—	$—	$16,271	$—	$—	$19,355
Collectively evaluated for impairment	1,370,472	585,827	519,455	629,229	123,393	20,509	3,248,885
Loans acquired with deteriorated credit quality	—	—	308	224	—	—	532
Total loans	$1,373,556	$585,827	$519,763	$645,724	$123,393	$20,509	$3,268,772

The following tables represent the changes in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018, by portfolio segment, as defined under FASB ASC 310‑10. The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses.

	Three Months Ended June 30, 2019
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$11,099	$2,557	$3,374	$13,073	$1,526	$155	$31,784
Charge-offs	(3,670)	—	—	(554)	—	—	(4,224)
Recoveries	—	—	110	1	—	—	111
Provision (Credit)	3,449	(12)	(864)	1,038	(193)	82	3,500
Ending balance	$10,878	$2,545	$2,620	$13,558	$1,333	$237	$31,171

	Three Months Ended June 30, 2018
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$11,334	$3,002	$3,495	$14,055	$821	$105	$32,812
Charge-offs	—	—	(24)	(1,708)	—	—	(1,732)
Recoveries	—	—	—	171	—	1	172
(Credit) Provision	(128)	(536)	766	(160)	442	16	400
Ending balance	$11,206	$2,466	$4,237	$12,358	$1,263	$122	$31,652

	Six Months Ended June 30, 2019
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$10,792	$2,566	$3,935	$12,722	$1,297	$106	$31,418
Charge-offs	(3,670)	—	—	(796)	—	(4)	(4,470)
Recoveries	—	—	111	12	—	—	123
Provision (Credit)	3,756	(21)	(1,426)	1,620	36	135	4,100
Ending balance	$10,878	$2,545	$2,620	$13,558	$1,333	$237	$31,171

	Six Months Ended June 30, 2018
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$11,048	$4,521	$2,438	$12,838	$740	$122	$31,707
Charge-offs	—	—	(24)	(1,708)	—	—	(1,732)
Recoveries	—	—	1	475	—	1	477
Provision (Credit)	158	(2,055)	1,822	753	523	(1)	1,200
Ending balance	$11,206	$2,466	$4,237	$12,358	$1,263	$122	$31,652

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

There were no contributions to the Pension Plan during the six months ended June 30, 2019 and 2018, respectively. There were no  contributions to the SERP during the six months ended June  30, 2019 and 2018, respectively. In accordance with the SERP, a retired executive received a distribution totaling $56 thousand during each of the six months ended June  30, 2019 and 2018, respectively.

The Company's funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table presents the components of net periodic benefit cost (credit):

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Service cost	$272	$325	$66	$72	$545	$650	$131	$145
Interest cost	225	198	36	31	450	395	73	63
Expected return on plan assets	(607)	(625)	—	—	(1,215)	(1,250)	—	—
Amortization of net loss	130	82	17	31	260	165	35	61
Amortization of prior service credit	(19)	(19)	—	—	(38)	(38)	—	—
Amortization of transition obligation	—	—	—	1	—	—	—	2
Net periodic benefit cost (credit)	$1	$(39)	$119	$135	$2	$(78)	$239	$271

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $0.9 million at June 30, 2019 and $0.5 million at December 31, 2018. The repurchase agreements were collateralized by investment securities, of which 18% were U.S. GSE residential collateralized mortgage obligations and 82% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.2 million at June 30, 2019 and 18% were U.S. GSE residential collateralized mortgage obligations and 82% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.4 million at December 31, 2018.

Securities sold under agreements to repurchase are financing arrangements with $0.9 million maturing during the third quarter of 2019. At maturity, the securities underlying the agreements are returned to the Company. The primary risk associated with these secured borrowings is the requirement to pledge a market value-based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Company's policies, eligible counterparties are defined and monitored to minimize exposure.

10. FEDERAL HOME LOAN BANK ADVANCES

The following tables present the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years. There are no FHLB advances with contractual maturities after 2019.

	June 30, 2019
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2019	240,000	2.46
Total FHLB advances	$240,000	2.46%

	December 31, 2018
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2019	240,433	2.72
Total FHLB advances	$240,433	2.72%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.3 billion of residential and commercial mortgage loans under a blanket lien arrangement at June 30, 2019 and December 31, 2018, respectively. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.4 billion at June  30, 2019.

11. SUBORDINATED DEBENTURES

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. $40.0 million of the subordinated debentures are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the subordinated debentures are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points. The subordinated debentures totaled $78.9 million at June 30, 2019 and $78.8 million at December 31, 2018.

The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

12. DERIVATIVES

As described in Note 15, Recent Accounting Pronouncements, during the first quarter of 2019 the Company adopted ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company has adopted the standard in 2019 with minimal impact to its financial position upon transition.

The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR. ARRC has proposed that the transition to SOFR from USD-LIBOR will take place by the end of 2021. The Company has material contracts that are indexed to USD-LIBOR. Industry organizations are currently working on the transition plan. The Company is currently monitoring this activity and evaluating the risks involved.

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

Interest rate swaps with notional amounts totaling $290.0 million and $240.0 million at June  30, 2019 and December 31, 2018, respectively, were designated as cash flow hedges of certain FHLB advances. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets or other liabilities, with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at June  30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019		December 31, 2018
Notional amounts	$290,000		$240,000
Weighted average pay rates	1.82%		1.84%
Weighted average receive rates	2.39%		2.77%
Weighted average maturity	2.30	years	2.03	years

Interest income recorded on these swap transactions totaled $466 thousand and $1.0 million for the three and six months ended June  30, 2019, and interest income recorded on these swap transactions totaled $344 thousand and $279 thousand for the three and six months ended June  30, 2018 which is reported as a component of interest expense on FHLB advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company's variable-rate assets/liabilities. During the six months ended June  30, 2019, the Company had $466 thousand of reclassifications as a reduction to interest expense. During the next twelve months, the Company estimates that $0.4 million will be reclassified as a decrease in interest expense.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the three and six months ended June  30, 2019 and 2018:

			Amount of loss
	Amount of (loss) gain	Amount of gain	recognized in other
(In thousands)	recognized in OCI	reclassified from OCI	non-interest income
Interest rate contracts	(Effective Portion)	to interest expense	(Ineffective Portion)
Three months ended June 30, 2019	$(3,106)	$466	$—
Six months ended June 30, 2019	$(4,703)	$1,022	$—
Three months ended June 30, 2018	$1,020	$344	$—
Six months ended June 30, 2018	$3,847	$279	$—

The following table reflects the cash flow hedges included in the consolidated balance sheets at the dates indicated:

	June 30, 2019			December 31, 2018
		Fair	Fair		Fair	Fair
(In thousands)	Notional	Value	Value	Notional	Value	Value
Included in other assets/(liabilities):	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate swaps related to FHLB advances	$240,000	$995	$(1,159)	$240,000	$4,239	$(4)
Forward starting interest rate swaps related to FHLB advances	50,000	—	(1,432)	—	—	—

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

The following table presents summary information about the interest rate swaps at June  30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019		December 31, 2018
Notional amounts	$329,103		$193,401
Weighted average pay rates	4.38%		4.52%
Weighted average receive rates	4.38%		4.52%
Weighted average maturity	12.06	years	12.25	years
Fair value of combined interest rate swaps	$—		$—

Credit-Risk-Related Contingent Features

As of June  30, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $12.6 million, while there were no derivatives in a net asset position. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net asset position, the counterparty is required to post collateral against its obligations to the Company under the agreements. However, if the termination value of derivatives is a net liability position, the Company is required to post collateral to the counterparty. At June 30, 2019, the Company posted collateral of $12.3 million to its counterparties under the agreements in a net liability position and received no collateral from its counterparties under the agreements in a net asset position. If the Company had breached any of these provisions at June 30, 2019, it could have been required to settle its obligations under the agreements at the termination value.

13. LEASES

The Company has operating leases for certain branch locations, corporate offices and equipment. Certain leases contain rent escalation clauses, which are reflected in the Company’s operating lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants.

The components of lease cost were as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Lease cost
Operating lease cost	$1,688	$3,351
Sublease income	(15)	(39)
Total lease cost	$1,673	$3,312

The Company reports lease cost in occupancy and equipment expense in the consolidated statements of income. The Company subleases a portion of its leased properties to commercial sublessees.  Sublease income is included in other operating income in the consolidated statements of income.

Supplemental cash flow and balance sheet information related to operating leases were as follows:

Six Months Ended
(Dollars in thousands)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,441
Operating right-of-use assets obtained in exchange for lease liabilities	$39,825

	June 30, 2019
Weighted-average remaining lease term-operating leases	8.2	years
Weighted-average discount rate-operating leases (1)	3.41%
1)	The Company computes the present value of operating lease liabilities using its incremental borrowing rate as the discount rate.

Certain leases contain renewal options which are not reflected in the tables below.  The exercise of renewal options, which extend the lease term from five to ten years, is at the Company’s discretion.

The maturities of operating lease liabilities were as follows:

(In thousands)	June 30, 2019
2019	$3,088
2020	6,046
2021	5,946
2022	5,742
2023	4,759
Thereafter	21,124
Total operating lease payments	$46,705
Less: Interest	(6,442)
Present value of operating lease liabilities	$40,263

(In thousands)	December 31, 2018
2019	$7,248
2020	6,504
2021	6,185
2022	5,903
2023	4,695
Thereafter	18,687
Total operating lease payments	$49,222

14. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the components of other comprehensive income (loss) and related income tax effects:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Unrealized holding gains (losses) on available for sale securities	$8,489	$(4,231)	$14,020	$(12,818)
Reclassification adjustment for (gains) losses realized in income	(201)	7,921	(201)	7,921
Income tax effect	(2,417)	(1,074)	(4,030)	1,425
Net change in unrealized gains (losses) on available for sale securities	5,871	2,616	9,789	(3,472)

Reclassification adjustment for amortization realized in income	129	95	257	190
Income tax effect	(38)	(27)	(76)	(55)
Net change in post-retirement obligation	91	68	181	135

Change in fair value of derivatives used for cash flow hedges	(3,106)	1,020	(4,703)	3,847
Reclassification adjustment for gains realized in income	(466)	(344)	(1,022)	(279)
Income tax effect	1,042	(197)	1,670	(1,038)
Net change in unrealized (losses) gains on cash flow hedges	(2,530)	479	(4,055)	2,530

Other comprehensive income (loss)	$3,432	$3,163	$5,915	$(807)

The following is a summary of the accumulated other comprehensive loss balances, net of income taxes, at the dates indicated:

		Other
	December 31,	Comprehensive	June 30,
(In thousands)	2018	Income	2019
Unrealized (losses) gains on available for sale securities	$(11,685)	$9,789	$(1,896)
Unrealized (losses) gains on pension benefits	(6,365)	181	(6,184)
Unrealized gains (losses) on cash flow hedges	2,938	(4,055)	(1,117)
Accumulated other comprehensive (loss) gain, net of income taxes	$(15,112)	$5,915	$(9,197)

The following represents the reclassifications out of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended		Affected Line Item
	June 30,	June 30,	June 30,	June 30,	in the Consolidated
(In thousands)	2019	2018	2019	2018	Statements of Income
Realized gains (losses) on sale of available for sale securities	$201	$(7,921)	$201	$(7,921)	Net securities gains (losses)
Amortization of defined benefit pension plan and defined benefit plan component of the SERP:
Prior service credit	19	19	38	38	Other operating expenses
Transition obligation	—	(1)	—	(2)	Other operating expenses
Actuarial losses	(147)	(113)	(295)	(226)	Other operating expenses
Realized gains on cash flow hedges	466	344	1,022	279	Interest expense
Total reclassifications, before income tax	$539	$(7,672)	$966	$(7,832)
Income tax (expense) benefit	(157)	2,231	(282)	2,278	Income tax expense
Total reclassifications, net of income tax	$382	$(5,441)	$684	$(5,554)

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; our ability to successfully integrate acquired entities; changes in the quality and composition of our loan and investment portfolios; changes in management's business strategies; changes in accounting principles, policies or guidelines; changes in real estate values; expanded regulatory requirements as a result of the Dodd-Frank Act, which could adversely affect operating results; and the “Risk Factors” discussed in the our Annual Report on Form 10‑K for the year ended December 31, 2018, as updated by our Quarterly Reports on Form 10-Q. The forward-looking statements are made as of the date of this report, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Quarterly Highlights

•

Net income for the second quarter of 2019 was $10.7 million, or $0.53 per diluted share, compared to $6.7 million and $0.34 per diluted share for the second quarter of 2018, inclusive of pre-tax net securities losses of $7.9 million, or $0.31 per diluted share after tax, related to the Company’s balance sheet restructure for the second quarter of 2018.

•	Net interest income increased to $35.5 million for the second quarter of 2019 compared to $33.9 million in 2018.
•	Tax-equivalent net interest margin was 3.30% for the second quarter of 2019 compared to 3.31% for the 2018 period.
•	Total assets of $4.7 billion at June 30, 2019, increased $13.8 million compared to December 31, 2018 and increased $299.8 million compared to June 30, 2018.
•	Total loans held for investment at June 30, 2019 totaled $3.4 billion, an increase of $154.2 million, or 4.7%, from December 31, 2018 and an increase of $249.3 million, or 7.8%, over June 30, 2018.
•	Total deposits of $3.8 billion at June 30, 2019, decreased $49.8 million from December 31, 2018 and increased $283.4 million compared to June 30, 2018.
•	Allowance for loan losses was 0.91% of loans at June 30, 2019 compared to 0.96% at December 31, 2018.
•	A cash dividend of $0.23 per share was declared in July 2019 for the second quarter.

Challenges and Opportunities

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

The Credit Risk Management Committee (“CRMC”) is comprised of management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the CRMC, based on its risk assessment of the entire portfolio. Each quarter, members of the CRMC meet with the Credit Risk Committee of our Board of Directors to review credit risk trends and the adequacy of the allowance for loan losses. Based on the CRMC’s review of the classified loans, delinquency and charge-off trends, and the overall allowance levels as they relate to the entire loan portfolio at June 30, 2019 and December 31, 2018, we believe the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in our loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding the allowance for loan losses, see Note 7 of the Notes to the Consolidated Financial Statements.

Net Income

Net income for the three months ended June 30, 2019 was $10.7 million and $0.53 per diluted share as compared to $6.7 million and $0.34 per diluted share for the same period in 2018.  Changes in net income for the three months ended June 30, 2019 compared to June 30, 2018 include: (i) a $1.6 million, or 4.7%,  increase in net interest income; (ii) a $3.1 million, or 775.0%, increase in the provision for loan losses; (iii) a $8.1 million, or 313.3%, increase in non-interest income; (iv) a $1.5 million, or 6.7%, increase in non-interest expense; and (v) a $1.2 million, or 68.1%, increase in income tax expense.

Net income for the six months ended June 30, 2019 was $23.6 million and $1.18 per diluted share as compared to $18.8 million and $0.95 per diluted share for the same period in 2018.  Changes in net income for the six months ended June 30, 2019 compared to June 30, 2018 include: (i) a $1.4 million, or 2.0%, increase in net interest income; (ii) a $2.9 million, or 241.7%, increase in the provision for loan losses; (iii) a $9.2 million, or 598.2%, increase in non-interest income; (iv) a $1.5 million, or 3.3%, increase in non-interest expense; and (v) a $1.4 million, or 28.5%, increase in income tax expense.

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

	Three Months Ended June 30,
	2019			2018
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans, net (1)(2)	$3,373,601	$40,000	4.76%	$3,179,632	$35,817	4.52%
Mortgage-backed securities, CMOs and other asset-backed securities	676,100	4,444	2.64	672,108	3,825	2.28
Taxable securities	148,906	1,187	3.20	182,375	1,445	3.18
Tax-exempt securities (2)	35,025	309	3.54	70,496	514	2.92
Deposits with banks	102,515	599	2.34	25,206	106	1.69
Total interest-earning assets (2)	4,336,147	46,539	4.30	4,129,817	41,707	4.05
Non-interest-earning assets:
Cash and due from banks	81,823			80,637
Other assets	319,897			284,401
Total assets	$4,737,867			$4,494,855

Interest-bearing liabilities:
Savings, NOW and money market deposits	$2,202,916	$6,997	1.27%	$1,910,249	$3,438	0.72%
Certificates of deposit of $100,000 or more	211,357	1,079	2.05	167,782	582	1.39
Other time deposits	61,206	288	1.89	118,587	493	1.67
Federal funds purchased and repurchase agreements	25,246	158	2.51	122,463	567	1.86
FHLB advances	243,322	1,178	1.94	337,615	1,407	1.67
Subordinated debentures	78,827	1,135	5.78	78,688	1,135	5.79
Total interest-bearing liabilities	2,822,874	10,835	1.54	2,735,384	7,622	1.12
Non-interest-bearing liabilities:
Demand deposits	1,365,279			1,265,370
Other liabilities	78,278			40,633
Total liabilities	4,266,431			4,041,387
Stockholders' equity	471,436			453,468
Total liabilities and stockholders' equity	$4,737,867			$4,494,855

Net interest income/net interest rate spread (2) (3)		35,704	2.76%		34,085	2.93%
Net interest-earning assets	$1,513,273			$1,394,433
Net interest margin (2) (4)			3.30%			3.31%
Tax-equivalent adjustment		(187)	(0.01)		(156)	(0.01)
Net interest income		$35,517			$33,929
Net interest margin (4)			3.29%			3.30%

Ratio of interest-earning assets to interest-bearing liabilities			153.61%			150.98%

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses, and include loans held for sale.
(2)	Presented on a tax-equivalent basis based on the U.S. federal statutory tax rate of 21%.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2019			2018
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans, net (1)(2)	$3,324,985	$77,659	4.71%	$3,153,909	$71,477	4.57%
Mortgage-backed securities, CMOs and other asset-backed securities	682,214	9,233	2.73	679,283	7,549	2.24
Taxable securities	151,198	2,451	3.27	190,984	2,937	3.10
Tax-exempt securities (2)	39,449	698	3.57	76,746	1,078	2.83
Deposits with banks	97,128	1,143	2.37	24,163	196	1.64
Total interest-earning assets(2)	4,294,974	91,184	4.28	4,125,085	83,237	4.07
Non-interest-earning assets:
Cash and due from banks	80,722			73,966
Other assets	316,305			286,027
Total assets	$4,692,001			$4,485,078

Interest-bearing liabilities:
Savings, NOW and money market deposits	$2,161,720	$13,366	1.25%	$1,876,823	$5,952	0.64%
Certificates of deposit of $100,000 or more	207,936	2,062	2.00	161,749	1,099	1.37
Other time deposits	90,088	850	1.90	92,623	688	1.50
Federal funds purchased and repurchase agreements	16,517	203	2.48	136,974	1,173	1.73
FHLB advances	243,306	2,276	1.89	382,681	3,265	1.72
Subordinated debentures	78,810	2,270	5.81	78,671	2,270	5.82
Total interest-bearing liabilities	2,798,377	21,027	1.52	2,729,521	14,447	1.07
Non-interest-bearing liabilities:
Demand deposits	1,349,476			1,264,186
Other liabilities	78,677			39,242
Total liabilities	4,226,530			4,032,949
Stockholders' equity	465,471			452,129
Total liabilities and stockholders' equity	$4,692,001			$4,485,078

Net interest income/interest rate spread (2) (3)		70,157	2.76%		68,790	3.00%
Net interest-earning assets	$1,496,597			$1,395,564
Net interest margin (2) (4)			3.29%			3.36%
Tax-equivalent adjustment		(317)	(0.01)		(322)	(0.01)
Net interest income		$69,840			$68,468
Net interest margin (4)			3.28%			3.35%

Ratio of interest-earning assets to interest-bearing liabilities			153.48%			151.13%

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses, and include loans held for sale.
(2)	Presented on a tax-equivalent basis based on the U.S. federal statutory tax rate of 21%.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019 Over 2018			2019 Over 2018
	Changes Due To			Changes Due To
			Net			Net
(In thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income on interest-earning assets:
Loans, net (1) (2)	$2,236	$1,947	$4,183	$3,953	$2,229	$6,182
Mortgage-backed securities, CMOs and other asset-backed securities	22	597	619	33	1,651	1,684
Taxable securities	(320)	62	(258)	(895)	409	(486)
Tax-exempt securities (2)	(759)	554	(205)	(983)	603	(380)
Deposits with banks	438	55	493	824	123	947
Total interest income on interest-earning assets (2)	1,617	3,215	4,832	2,932	5,015	7,947

Interest expense on interest-bearing liabilities:
Savings, NOW and money market deposits	595	2,964	3,559	1,022	6,392	7,414
Certificates of deposit of $100,000 or more	176	321	497	369	594	963
Other time deposits	(571)	366	(205)	(54)	216	162
Federal funds purchased and repurchase agreements	(1,389)	980	(409)	(2,026)	1,056	(970)
FHLB advances	(1,300)	1,071	(229)	(1,786)	797	(989)
Subordinated debentures	8	(8)	—	8	(8)	—
Total interest expense on interest-bearing liabilities	(2,481)	5,694	3,213	(2,467)	9,047	6,580
Net interest income (2)	$4,098	$(2,479)	$1,619	$5,399	$(4,032)	$1,367

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses, and include loans held for sale.
(2)	Presented on a tax-equivalent basis based on the U.S. federal statutory tax rate of 21%.

Analysis of Net Interest Income for the Three Months Ended June 30, 2019 and 2018

Net interest income was $35.5 million for the three months ended June 30, 2019 compared to $33.9 million for the three months ended June 30, 2018. Average net interest-earning assets increased $118.8 million to $1.5 billion for the three months ended June 30, 2019 compared to $1.4 billion for the three months ended June 30, 2018. The increase in average net interest-earning assets reflects organic growth in loans and a decrease in average borrowings, partially offset by an increase in average deposits and a decrease in average investment securities. Tax-equivalent net interest margin decreased to 3.30% for the three months ended June 30, 2019 compared to 3.31% for the three months ended June 30, 2018. The decrease in tax-equivalent net interest margin for 2019 compared to 2018 reflects the higher overall funding costs due in part to the Fed Funds rate increases in 2018, partially offset by a higher average yield on investment securities and loans, coupled with a lower volume of borrowings in 2018.

Total interest income increased $4.8 million, or 11.6%, to $46.4 million for the three months ended June 30, 2019 from $41.6 million for the same period in 2018, as average interest-earning assets increased $206.3 million, or 5.0%, to $4.3 billion for the three months ended June 30, 2019 compared to $4.1 billion for the same period in 2018. The increase in average interest-earning assets for the three months ended June 30, 2019 compared to 2018 reflects organic growth in loans, partially offset by a decrease in average investment securities. The tax-equivalent average yield on interest-earning assets was 4.30% for the quarter ended June 30, 2019 compared to 4.05% for the quarter ended June 30, 2018.

Interest income on loans increased $4.1 million to $39.9 million for the three months ended June 30, 2019 over 2018, primarily due to growth in the loan portfolio. For the three months ended June 30, 2019, average loans grew by $194.0 million, or 6.1%, to $3.4 billion as compared to $3.2 billion for the same period in 2018. The increase in average loans was the result of organic growth in commercial real estate mortgage loans, real estate construction and land loans, commercial and industrial loans, multi-family mortgage loans and residential mortgage loans. The tax-equivalent yield on average loans was 4.76% for the second quarter of 2019 and 4.52% for the same period in 2018. We remain committed to growing loans with prudent underwriting, sensible pricing, and limited credit and extension risk.

Interest income on investment securities was $5.9 million for the three months ended June 30, 2019 compared to $5.7 million for the same period in 2018. Interest income on securities included net amortization of premiums on securities of $0.9 million for the three months ended June 30, 2019 compared to $1.2 million for the same period in 2018. For the three months ended June 30, 2019, average total investment securities decreased by $65.0 million, or 7.0%, to $860.0 million as compared to $925.0 million for the same period in 2018. The tax-equivalent average yield on total investment securities was 2.77% for the three months ended June 30, 2019 and 2.51% for the three months ended June 30, 2018.

Total interest expense increased to $10.8 million for the three months ended June 30, 2019 as compared to $7.6 million for the same period in 2018. The increase in interest expense for the three months ended June 30, 2019 is a result of the increase in the cost of average interest-bearing liabilities coupled with an increase in average deposits, partially offset by a decrease in average borrowings. The cost of average interest-bearing liabilities was 1.54% for the three months ended June 30, 2019 and 1.12% for the three months ended June 30, 2018. The increase in the cost of average interest-bearing liabilities is primarily due to higher overall funding costs due in part to the Fed Funds rate increases in 2018. Since the Company's interest-bearing liabilities generally reprice or mature more quickly than its interest-earning assets, in a rising rate environment the cost of funds increases faster than the yields on assets. We began extending the terms of certain matured borrowings at the end of the 2017 first quarter in anticipation of further Fed Funds rate increases. Additionally, the large percentages of deposits in money market accounts reprice at short-term market rates, making the balance sheet more liability sensitive. We continue our prudent management of deposit pricing. Average total interest-bearing liabilities were $2.8 billion for the three months ended June 30, 2019 and $2.7 billion for the same period in 2018 due to an increase in average deposits, partially offset by a decrease in average borrowings.

For the three months ended June 30, 2019, average total deposits increased by $378.8 million to $3.8 billion as compared to $3.5 billion for the three months ended June 30, 2018 due to increases in average savings, NOW and money market accounts, and average demand deposits, partially offset by a decrease in average certificates of deposit. The average balance of savings, NOW and money market accounts increased $292.7 million, or 15.3%, to $2.2 billion for the three months ended June 30, 2019 compared to $1.9 billion for the three months ended June 30, 2018. The cost of average savings, NOW and money market deposits was 1.27% for the 2019 second quarter compared to 0.72% for the 2018 second quarter. Average demand deposits totaled $1.4 billion for the three months ended June 30, 2019 compared to $1.3 billion for the three months ended June 30, 2018. Average balances in certificates of deposit decreased $13.8 million, or 4.8%, to $272.6 million for the three months ended June 30, 2019 compared to $286.4 million for the three months ended June 30, 2018. The cost of average certificates of deposit increased to 2.01% for the three months ended June 30, 2019 compared to 1.51% for the same period in 2018. Average public fund deposits comprised 16.2% of total average deposits during the 2019 second quarter and 16.7% for the 2018 second quarter.

Average federal funds purchased and repurchase agreements decreased $97.3 million, or 79.4%, to $25.2 million for the three months ended June 30, 2019 compared to $122.5 million for the same period in 2018. The cost of average federal funds purchased and repurchase agreements was 2.51% for the 2019 second quarter compared to 1.86% for the 2018 second quarter. Average FHLB advances decreased $94.3 million, or 27.9%, to $243.3 million for the three months ended June 30, 2019 compared to $337.6 million for the three months ended June 30, 2018.

Analysis of Net Interest Income for the Six Months Ended June 30, 2019 and 2018

Net interest income was $69.8 million for the six months ended June 30, 2019 compared to $68.5 million for the six months ended June 30, 2018. Average net interest-earning assets increased $101.0 million to $1.5 billion for the six months ended June 30, 2019 compared to $1.4 billion for the six months ended June 30, 2018. The increase in average net interest-earning assets reflects organic growth in loans and a decrease in average borrowings, partially offset by an increase in average deposits and a decrease in average investment securities. Tax-equivalent net interest margin decreased to 3.29% for the six months ended June 30, 2019 compared to 3.36% for the six months ended June 30, 2018. The decrease in tax-equivalent net interest margin for 2019 compared to 2018 reflects the higher overall funding costs due in part to the Fed Funds rate increases in 2018, partially offset by a higher average yield on investment securities and loans, coupled with a lower volume of borrowings in 2018.

Total interest income increased $8.0 million, or 9.6%, to $90.9 million for the six months ended June 30, 2019 from $82.9 million for the same period in 2018, as average interest-earning assets increased $169.9 million, or 4.1%, to $4.3 billion for the six months ended June 30, 2019 compared to $4.1 billion for the same period in 2018. The increase in average interest-earning assets for the six months ended June 30, 2019 compared to 2018 reflects organic growth in loans, partially offset by a decrease in average investment securities. The tax-equivalent average yield on interest-earning assets was 4.28% for the six months ended June 30, 2019 compared to 4.07% for the same period in 2018.

Interest income on loans increased $6.1 million to $77.5 million for the six months ended June 30, 2019 over 2018, primarily due to growth in the loan portfolio. For the six months ended June 30, 2019, average loans grew by $171.1 million, or 5.4%, to $3.3 billion as compared to $3.2 billion for the same period in 2018. The increase in average loans was the result of organic growth in commercial real estate mortgage loans, real estate construction and land loans,  commercial and industrial loans, residential mortgage loans and multi-family mortgage loans. The tax-equivalent yield on average loans was 4.71% for the six months ended June 30, 2019 and 4.57% for the same period in 2018. We remain committed to growing loans with prudent underwriting, sensible pricing, and limited credit and extension risk.

Interest income on investment securities was $12.2 million for the six months ended June 30, 2019 compared to $11.3 million for the same period in 2018. Interest income on securities included net amortization of premiums on securities of $1.5 million for the six months ended June 30, 2019 compared to $2.5 million for the same period in 2018. For the six months ended June 30, 2019, average total investment securities decreased by $74.1 million, or 7.8%, to $872.9 million as compared to $947.0 million for the same period in 2018. The tax-equivalent average yield on total investment securities was 2.86% for the six months ended June 30, 2019 and 2.46% for the six months ended June 30, 2018.

Total interest expense increased to $21.0 million for the six months ended June 30, 2019 as compared to $14.4 million for the same period in 2018. The increase in interest expense for the six months ended June 30, 2019 is a result of the increase in the cost of average interest-bearing liabilities coupled with an increase in average deposits, partially offset by a decrease in average borrowings. The cost of average interest-bearing liabilities was 1.52% for the six months ended June 30, 2019 and 1.07% for the six months ended June 30, 2018. The increase in the cost of average interest-bearing liabilities is primarily due to higher overall funding costs due in part to the Fed Funds rate increases in 2018. Since the Company's interest-bearing liabilities generally reprice or mature more quickly than its interest-earning assets, in a rising rate environment the cost of funds increases faster than the yields on assets. We began extending the terms of certain matured borrowings at the end of the 2017 first quarter in anticipation of further Fed Funds rate increases. Additionally, the large percentages of deposits in money market accounts reprice at short-term market rates, making the balance sheet more liability sensitive. We continue our prudent management of deposit pricing. Average total interest-bearing liabilities were $2.8 billion for the six months ended June 30, 2019 and $2.7 billion for the same period in 2018 due to an increase in average deposits, partially offset by a decrease in average borrowings.

For the six months ended June 30, 2019, average total deposits increased by $413.8 million to $3.8 billion as compared to $3.4 billion for the six months ended June 30, 2018 due to increases in average savings, NOW and money market accounts, average demand deposits, and average certificates of deposit. The average balance of savings, NOW and money market accounts increased $284.9 million, or 15.2%, to $2.2 billion for the six months ended June 30, 2019 compared to $1.9 billion for the six months ended June 30, 2018. The cost of average savings, NOW and money market deposits was 1.25% for the six months ended June 30, 2019 compared to 0.64% for the six months ended June 30, 2018. Average demand deposits totaled $1.3 billion for the six months ended June 30, 2019 and 2018. Average balances in certificates of deposit increased $43.6 million, or 17.2%, to $298.0 million for the six months ended June 30, 2019 compared to $254.4 million for the six months ended June 30, 2018. The cost of average certificates of deposit increased to 1.97% for the six months ended June 30, 2019 compared to 1.42% for the same period in 2018. Average public fund deposits comprised 16.2% of total average deposits during the six months ended June 30, 2019 compared to 17.3% for the same period in 2018.

Average federal funds purchased and repurchase agreements decreased $120.5 million, or 87.9%, to $16.5 million for the six months ended June 30, 2019 compared to $137.0 million for the same period in 2018. The cost of average federal funds purchased and repurchase agreements was 2.48% for the six months ended June 30, 2019 compared to 1.73% for the same period in 2018. Average FHLB advances decreased $139.4 million, or 36.4%, to $243.3 million for the six months ended June 30, 2019 compared to $382.7 million for the six months ended June 30, 2018.

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

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $3.5 million and $4.1 million was recorded during the three and six months ended June 30, 2019, respectively, compared to a provision for loan losses of $0.4 million and $1.2 million, respectively, during the same periods in 2018. Net charge-offs were $4.1 million for the quarter ended June 30, 2019 compared to net charge-offs of $1.6 million for the quarter ended June 30, 2018. Net charge-offs were $4.3 million for the six months ended June 30, 2019 compared to net charge-offs of $1.3 million for the six months ended June 30, 2018. The increase in net charge-offs during the quarter ended June 30, 2019, relates primarily to the $3.7 million charge-off related to one CRE loan totaling $16.3 million which was written down to the loan’s estimated fair value of $12.6 million and moved into loans held for sale as of June 30, 2019. The ratio of the allowance for loan losses to non-accrual loans was 566%, 1,119% and 1,979%, at June 30, 2019, December 31, 2018, and June 30, 2018, respectively. The allowance for loan losses totaled $31.2 million at June 30, 2019 as compared to $31.4 million at December 31, 2018 and $31.7 million at June 30, 2018. The allowance as a percentage of total loans was 0.91% at June 30, 2019, compared to 0.96% at December 31, 2018 and 1.00% at June 30, 2018. We continue to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties and the New York City boroughs.

Loans totaling $74.2 million, or 2.2%, of total loans at June 30, 2019 were categorized as classified loans compared to $87.9 million, or 2.7%, at December 31, 2018 and $75.9 million, or 2.4%, at June 30, 2018. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans because we have information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly.

At June 30, 2019, $27.5 million of classified loans were commercial real estate (“CRE”) loans. Of the $27.5 million of CRE loans, $25.1 million were current and $2.4 million were past due. At June 30, 2019, $11.0 million of classified loans were residential real estate loans, with $9.8 million current and $1.2 million past due. Commercial, industrial, and agricultural loans represented $34.2 million of classified loans, with $32.9 million current and $1.3 million past due. Taxi medallion loans represented $9.8 million of the classified commercial, industrial and agricultural loans at June 30, 2019. All of our taxi medallion loans are collateralized by New York City medallions and have personal guarantees. All taxi medallion loans were current as of June 30, 2019. No new originations of taxi medallion loans are currently planned and we expect these balances to continue to decline through amortization and pay-offs. In January 2019, seven taxi medallion loans totaling $6.2 million, net of charge-offs, were paid off under settlements we accepted.  The charge-offs related to these settlements were recognized in the 2018 fourth quarter.  At June 30, 2019, there was $0.8 million of classified consumer loans substantially all of which were current; $0.4 million of classified multi-family loans which were current; and $0.3 million of classified real estate construction and land loans which were current.

CRE loans, including multi-family loans, represented $2.1 billion, or 60.4%, of the total loan portfolio at June 30, 2019 compared to $2.0 billion, or 59.9%, at December 31, 2018 and $1.9 billion, or 59.8%, at June 30, 2018. Our underwriting standards for CRE loans require an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, our underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. We consider charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on CRE values when evaluating the appropriate level of the allowance for loan losses.

As of June 30, 2019 and December 31, 2018, we had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $17.7 million and $19.4 million, respectively. For a loan to be considered impaired, we determine after review whether it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. We apply our normal loan review procedures in making these judgments. Impaired loans include individually classified non-accrual loans and troubled debt restructuring loans (“TDRs”) and at December 31, 2018 included $2.7 million in other impaired performing loans related to three taxi medallion loans which paid off in January 2019. For impaired loans, we evaluate the impairment of the loan in accordance with FASB ASC 310‑10‑35‑22. Impairment is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate. For loans that are collateral dependent, the fair value of the collateral less costs to sell is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral less costs to sell or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. The decrease in impaired loans from December 31, 2018 was attributable to the payoff of certain TDRs and other impaired performing loans, partially offset by new TDRs and an increase in non-accrual loans during the six months ended June 30, 2019. During the six months ended June 30, 2019, we modified certain loans as TDRs totaling $4.1 million.

Non-accrual loans were $5.5 million, or 0.16%, of total loans at June 30, 2019, and $2.8 million, or 0.09%, of total loans at December 31, 2018. TDRs represent $111 thousand of the non-accrual loans at June 30, 2019 and $133 thousand of the non-accrual loans at December 31, 2018.

There was no other real estate owned at June 30, 2019.  At December 31, 2018, other real estate owned totaled $0.2 million.

The following table presents changes in the allowance for loan losses:

	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018
Beginning balance	$31,418	$31,707
Charge-offs:
Commercial real estate mortgage loans	(3,670)	—
Residential real estate mortgage loans	—	(24)
Commercial, industrial and agricultural loans	(796)	(1,708)
Installment/consumer loans	(4)	—
Total	(4,470)	(1,732)
Recoveries:
Commercial real estate mortgage loans	—	—
Residential real estate mortgage loans	111	1
Commercial, industrial and agricultural loans	12	475
Installment/consumer loans	—	1
Total	123	477
Net charge-offs	(4,347)	(1,255)
Provision for loan losses charged to operations	4,100	1,200
Ending balance	$31,171	$31,652

Allocation of Allowance for Loan Losses

The following table presents the allocation of the total allowance for loan losses by loan classification:

	June 30, 2019		December 31, 2018
		Percentage of Loans		Percentage of Loans
(Dollars in thousands)	Amount	to Total Loans	Amount	to Total Loans
Commercial real estate mortgage loans	$10,878	42.0%	$10,792	42.0%
Multi-family mortgage loans	2,545	18.4	2,566	17.9
Residential real estate mortgage loans	2,620	14.7	3,935	15.9
Commercial, industrial and agricultural loans	13,558	19.7	12,722	19.8
Real estate construction and land loans	1,333	4.4	1,297	3.8
Installment/consumer loans	237	0.8	106	0.6
Total	$31,171	100.0%	$31,418	100.0%

Non-Interest Income (Loss)

Total non-interest income (loss) increased $8.1 million to $5.5 million during the three months ended June 30, 2019 compared to $(2.6) million for the three months ended June 30, 2018. The increase in total non-interest income is driven by an $8.1 million increase in net securities gain, primarily attributable to a $7.9 million net securities loss related to the balance sheet restructure in the 2018 second quarter, and a $0.2 million increase in gain on sale of Small Business Administration (“SBA”) loans, partially offset by a $0.1 million decrease in title fee income and a $0.1 million decrease in other operating income.

Total non-interest income increased $9.2 million to $10.7 million during the six months ended June 30, 2019 compared to $1.5 million for the six months ended June 30, 2018. The increase in total non-interest income is driven by an $8.1 million increase in net securities gain, primarily attributable to a $7.9 million net securities loss related to the balance sheet restructure in the 2018 second quarter, a $1.1 million increase in other operating income, primarily due to a rise in loan swap fee income, and a $0.3 million increase in service charges and other fees, partially offset by a $0.3 million decrease in title fee income.

Non-Interest Expense

Total non-interest expense was $24.0 million during the three months ended June 30, 2019 compared to $22.5 million for the three months ended June 30, 2018. The increase was primarily due to higher salaries and benefits, occupancy and equipment expenses, technology and communications expenses, other operating expenses and marketing and advertising expenses, partially offset by lower professional services and FDIC assessments.

Total non-interest expense was $46.6 million during the six months ended June 30, 2019 compared to $45.1 million for the six months ended June 30, 2018. The increase was primarily due to higher salaries and benefits, occupancy and equipment expenses, technology and communications expenses and marketing and advertising expenses, partially offset by lower professional services and FDIC assessments.

Salaries and benefits increased $0.6 million to $13.7 million for the three months ended June 30, 2019 compared to the same period in 2018. The increase in salaries and benefits for the three months ended June 30, 2019 compared to the same period in 2018 is primarily due to additional staff related to business development and risk management. Occupancy and equipment increased $0.4 million to $3.6 million for the three months ended June 30, 2019 compared to the same period in 2018. Technology and communications increased $0.3 million to $1.9 million for the three months ended June 30, 2019 compared to the same period in the prior year. Other operating expenses increased $0.2 million to $2.1 million for the three months ended June 30, 2019 compared to the same period in 2018. Professional services expenses decreased $0.1 million to $0.8 million for the three months ended June 30, 2019, compared to the same period in 2018.

Salaries and benefits increased $1.1 million to $26.9 million for the six months ended June 30, 2019 compared to the same period in 2018. The increase in salaries and benefits for the six months ended June 30, 2019 compared to the same period in 2018 is primarily due to additional staff related to business development and risk management. Occupancy and equipment increased $0.6 million to $7.1 million for the six months ended June 30, 2019 compared to the same period in 2018. Technology and communications increased $0.4 million to $3.7 million for the six months ended June 30, 2019 compared to the same period in the prior year. Professional services expenses decreased $0.5 million to $1.6 million for the six months ended June 30, 2019, compared to the same period in 2018. FDIC assessments decreased $0.3 million for the six months ended June 30, 2019, compared to the same period in 2018. Other operating expenses were $3.9 million for the six months ended June 30, 2019 and 2018.

Income Taxes

Income tax expense was $2.9 million for the three months ended June 30, 2019 compared to $1.7 million for the three months ended June 30, 2018, reflecting higher income before income taxes. The effective tax rate was 21.2% for the three months ended June 30, 2019 compared to 20.1% for the same period in 2018.

Income tax expense was $6.3 million for the six months ended June 30, 2019 compared to $4.9 million for the six months ended June 30, 2018, reflecting higher income before income taxes. The effective tax rate was 21.0% for the six months ended June 30, 2019 compared to 20.6% for the same period in 2018. We estimate we will record income tax at an effective tax rate of approximately 22% for the remainder of 2019.

Financial Condition

Total assets were $4.7 billion at June 30, 2019, $13.8 million higher than December 31, 2018. Cash and cash equivalents decreased $136.7 million, or 46.3%, to $158.6 million at June 30, 2019 compared to December 31, 2018. Total securities decreased $53.4 million, or 6.2%, to $811.7 million at June 30, 2019 compared to December 31, 2018. Total loans held for investment, net, increased $154.2 million, or 4.7%, to $3.4 billion at June 30, 2019 compared to December 31, 2018. Our focus is on our ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality.

Total liabilities decreased $7.6 million, or 0.2%, to $4.2 billion at June 30, 2019 compared to December 31, 2018. Total deposits decreased $49.8 million, or 1.3%, to $3.8 billion at June 30, 2019, compared to December 31, 2018. Certificates of deposit decreased $52.6 million, or 16.0%, to $276.9 million at June 30, 2019 compared to December 31, 2018. Demand deposits decreased $62.9 million, or 4.3%, to $1.4 billion at June 30, 2019 compared to December 31, 2018. Savings, NOW and money market deposits increased $65.6 million, or 3.1%, to $2.2 billion at June 30, 2019 compared to December 31, 2018. FHLB advances decreased $0.4 million to $240.0 million at June 30, 2019 compared to December 31, 2018.

Total stockholders' equity was $475.2 million at June 30, 2019, an increase of $21.4 million, or 4.7%, from December 31, 2018, primarily due to net income of $23.6 million, a decrease in accumulated other comprehensive loss, net of deferred income taxes, of $5.9 million and share based compensation of $1.8 million, partially offset by $9.2 million in dividends. During the six months ended June 30, 2019, there were 11,400 shares purchased under the 2019 Stock Repurchase Program.

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

The Holding Company’s principal sources of liquidity included cash and cash equivalents of $3.8 million as of June 30, 2019, and dividend capabilities from the Bank. Cash available for distribution of dividends to our shareholders is primarily derived from dividends paid by the Bank to the Holding Company. For the six months ended June 30, 2019, the Bank paid $14.0 million in cash dividends to the Holding Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank's net income of that year combined with its retained net income of the preceding two years. As of June 30, 2019, the Bank has $62.8 million of retained net income available for dividends to the Holding Company. In the event the Holding Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Holding Company did not make any capital contributions to the Bank during the six months ended June 30, 2019.

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

The Bank's Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At June 30, 2019, the Bank had aggregate lines of credit of $373.0 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $353.0 million is available on an unsecured basis. As of June 30, 2019, the Bank had no overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of June 30, 2019, the Bank had no FHLB overnight borrowings outstanding and $240.0 million outstanding in FHLB term borrowings. As of December 31, 2018, the Bank had no FHLB overnight borrowings outstanding and $240.4 million outstanding in FHLB term borrowings. The Bank had $0.9 million and $0.5 million at June 30, 2019 and December 31, 2018, respectively, of securities sold under agreements to repurchase outstanding with customers and no such agreements outstanding with brokers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of June 30, 2019, the Bank had $42.0 million outstanding in brokered certificates of deposit and $80.7 million outstanding in brokered money market accounts. As of December 31, 2018, the Bank had $101.6 million outstanding in brokered certificates of deposit and $150.2 million outstanding in brokered money market accounts.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital to risk weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at June 30, 2019 and December 31, 2018.

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

As of June 30, 2019, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution's category.

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

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at June 30, 2019 and December 31, 2018:

	June 30, 2019
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets:
Consolidated	$376,450	10.3%	$164,603	4.5%	$256,049	7.0%	n/a	n/a
Bank	452,528	12.4	164,596	4.5	256,039	7.0	$237,750	6.5%
Total capital to risk-weighted assets:
Consolidated	487,897	13.3	292,628	8.0	384,074	10.5	n/a	n/a
Bank	483,975	13.2	292,616	8.0	384,058	10.5	365,770	10.0
Tier 1 capital to risk-weighted assets:
Consolidated	376,450	10.3	219,471	6.0	310,917	8.5	n/a	n/a
Bank	452,528	12.4	219,462	6.0	310,904	8.5	292,616	8.0
Tier 1 capital to average assets:
Consolidated	376,450	8.1	185,794	4.0	n/a	n/a	n/a	n/a
Bank	452,528	9.7	185,792	4.0	n/a	n/a	232,240	5.0

	December 31, 2018
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets:
Consolidated	$360,688	10.4%	$155,836	4.5%	$220,767	6.375%	n/a	n/a
Bank	438,963	12.7	155,831	4.5	220,761	6.375	$225,089	6.5%
Total capital to risk-weighted assets:
Consolidated	472,382	13.6	277,041	8.0	341,973	9.875	n/a	n/a
Bank	470,657	13.6	277,033	8.0	341,963	9.875	346,291	10.0
Tier 1 capital to risk-weighted assets:
Consolidated	360,688	10.4	207,781	6.0	272,712	7.875	n/a	n/a
Bank	438,963	12.7	207,775	6.0	272,704	7.875	277,033	8.0
Tier 1 capital to average assets:
Consolidated	360,688	8.1	177,782	4.0	n/a	n/a	n/a	n/a
Bank	438,963	9.9	177,776	4.0	n/a	n/a	222,220	5.0

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability Management

Management considers interest rate risk to be our most significant market risk. Market risk is the risk of loss from adverse changes in market prices and rates. Interest rate risk is the exposure to adverse changes in our net income as a result of changes in interest rates.

Our primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits and liabilities, and the credit quality of earning assets. Our asset and liability management objectives are to maintain a strong, stable net interest margin, to utilize our capital effectively without taking undue risks, to maintain adequate liquidity, and to reduce vulnerability of our operations to changes in interest rates.

Our Asset and Liability Committee evaluates periodically, but at least four times a year, the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management, which are reviewed and approved by the full Board of Directors at least annually. The economic environment continually presents uncertainties as to future interest rate trends. The Asset and Liability Committee regularly utilizes a model that projects net interest income based on increasing or decreasing interest rates, in order to be better able to respond to changes in interest rates.

At June 30, 2019, $692.4 million, or 87.9%, of our available for sale and held to maturity securities had fixed interest rates. At June 30, 2019, $2.7 billion, or 77.7%, of our loan portfolio had adjustable or floating interest rates. Changes in interest rates affect the value of our interest-earning assets and, in particular, our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest-earning assets, which could adversely affect our stockholders' equity and results of operations if sold. We are also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans we originate and the average life of loans and securities, which can impact the yields earned on our loans and securities. In periods of decreasing interest rates, the average life of loans and securities we hold may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans.

We utilize the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on our consolidated balance sheet. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given 100 and 200-basis point upward shifts in interest rates and a 100-basis point downward shift in interest rates. A parallel and pro-rata shift in rates over a twelve-month period is assumed.

In addition to the above scenarios, we consider other non-parallel rate shifts that would also exert pressure on earnings. The current low interest rate environment presents the possibility for a flattening of the yield curve. During the six months ended June 30, 2019, the yield on U.S. Treasury 10-year notes decreased 69 basis points from 2.69% to 2.00%, while the yield on 3-month Treasury bills decreased 33 basis points from 2.45% to 2.12%. The decreased gap between short-term and long-term yields resulted in a flatter yield curve at June 30, 2019 versus December 31, 2018. A continued flattening of the yield curve in 2019 may adversely affect net interest income as borrowers tend to refinance higher-rate fixed rate loans at lower rates and we may not be able to reinvest those prepayments in assets earning interest rates as high as the rates on those prepaid assets.

The following reflects our net interest income sensitivity analysis at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$(304)	(0.22)%	$10,315	7.34%
100	(216)	(0.15)	6,664	4.74
Static	—	—	—	—
(100)	(1,398)	(1.00)	(2,968)	(2.11)

	December 31, 2018
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$(2,212)	(1.57)%	$8,767	6.23%
100	(898)	(0.64)	7,355	5.23
Static	—	—	—	—
(100)	(435)	(0.31)	(266)	(0.19)

As noted in the table above, a 200-basis point increase in interest rates is projected to decrease net interest income by 0.22% in year 1 and increase net interest income by 7.34% in year 2. Our balance sheet sensitivity to such a move in interest rates at June 30, 2019 decreased as compared to December 31, 2018 (which was a decrease of 1.57% in net interest income over a twelve-month period). This decrease is the result of a decrease in brokered deposits and other borrowings coupled with a higher portion of our loans repricing to market rates. We also continue to show the ability to hold the costs of interest-bearing deposits to below market rates.  Overall, our strategy is shifting to a focus on reducing our exposure to falling rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio decreased from 3.05 years at December 31, 2018 to 2.30 years at June 30, 2019.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied on as being indicative of expected operating results. These hypothetical estimates are based on numerous assumptions including, but not limited to, the nature and timing of interest rate levels and yield curve shapes, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment and replacement of asset and liability cash flows. While assumptions are developed based on perceived current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences may change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals, prepayment penalties and product preference changes and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to, or anticipating, changes in interest rates and market conditions.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, the resolution of any such pending or threatened litigation is not expected to have a material adverse effect on the Company's consolidated financial statements.

Item 1A. Risk Factors

There was one change to the risks disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

The performance of the Bank’s multi-family real estate loans could be adversely impacted by regulation.

Multi-family real estate loans generally involve a greater risk than residential real estate loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Bank, and could impair the value of the security for the loan or the future cash flow of such properties. For example, on June 14, 2019, the State of New York enacted legislation increasing the restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (i) repealing the vacancy bonus and longevity bonus, which allowed a property owner to raise rents as much as 20% each time a rental unit became vacant, (ii) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal.  The new legislation still permits a property owner to charge up to the full legal rent once the tenant vacates. As a result of this new legislation as well as previously existing laws and regulations, it is possible that rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.). In addition, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the security for the loan may be impaired. Therefore, impaired multi-family real estate loans may be more difficult to identify before they become problematic than residential real estate loans.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Stock Repurchases.

The following table presents information in connection with repurchases of our shares of common stock during the three months ended June 30, 2019:

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares That May
	Total Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
	Purchased (1)	Paid per Share	or Programs	Programs (2)
April 1, 2019 through April 30, 2019	860	$31.17	—	1,000,000
May 1, 2019 through May 31, 2019	4,939	28.50	4,600	995,400
June 1, 2019 through June 30, 2019	7,335	28.07	6,800	988,600
Total	13,134	28.43	11,400

(1)	Includes shares withheld by the Company to pay the taxes associated with the vesting of restricted stock awards.
(2)

The Board of Directors approved a stock repurchase plan in March 2006 that authorized the repurchase of 309,000 shares. In February 2019, the Company announced the adoption of a new stock repurchase plan for up to 1,000,000 shares, replacing the previous plan. There is no expiration date for the stock repurchase plan. 11,400 shares were purchased under the repurchase program during the three months ended June 30, 2019.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Bridge Bancorp, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to Bridge Bancorp, Inc.’s Definitive Proxy Statement, File No. 001-34096, filed April 1, 2019)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a‑14(b) and 18 U.S.C. Section 1350
101

The following financial statements from Bridge Bancorp, Inc.'s Quarterly Report on Form 10‑Q for the Quarter Ended June 30, 2019, filed on August 8, 2019, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the Three and Six Months Ended  June 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2019 and 2018, (iv) Consolidated Statements of Stockholders' Equity for the Three and Six Months Ended June 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

BRIDGE BANCORP, INC.
Registrant

August 8, 2019	/s/ Kevin M. O'Connor
Kevin M. O'Connor
President and Chief Executive Officer

August 8, 2019	/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and Chief Financial Officer