Form 10-Q
period 2019-09-30
BRIDGE BANCORP, INC.
filed 2019-11-08
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes [    ] No [X]

There were 19,835,373 shares of common stock outstanding as of October  31, 2019.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Cash and due from banks	$87,004	$142,145
Interest-bearing deposits with banks	44,214	153,223
Total cash and cash equivalents	131,218	295,368

Securities available for sale, at fair value	610,706	680,886
Securities held to maturity (fair value of $141,503 and $156,792, respectively)	139,729	160,163
Total securities	750,435	841,049

Securities, restricted	28,469	24,028

Loans held for sale	12,643	—

Loans held for investment	3,508,332	3,275,811
Allowance for loan losses	(32,173)	(31,418)
Loans, net	3,476,159	3,244,393

Premises and equipment, net	33,544	35,008
Operating lease right-of-use assets	36,356	—
Accrued interest receivable	11,697	11,236
Goodwill	105,950	105,950
Other intangible assets	3,890	4,374
Prepaid pension	10,593	10,263
Bank owned life insurance	91,382	89,712
Other real estate owned	—	175
Other assets	43,685	39,188
Total assets	$4,736,021	$4,700,744

Liabilities
Demand deposits	$1,424,839	$1,448,605
Savings, NOW and money market deposits	2,048,667	2,108,297
Certificates of deposit of $100,000 or more	209,497	207,087
Other time deposits	60,280	122,404
Total deposits	3,743,283	3,886,393

Repurchase agreements	956	539
Federal Home Loan Bank ("FHLB") advances	337,000	240,433
Subordinated debentures, net	78,885	78,781
Operating lease liabilities	39,064	—
Other liabilities and accrued expenses	50,430	40,768
Total liabilities	4,249,618	4,246,914

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share (40,000,000 shares authorized; 19,888,307 and 19,815,680 shares issued, respectively; and 19,829,830 and 19,790,884 shares outstanding, respectively)	199	198
Surplus	355,086	352,093
Retained earnings	141,103	117,432
Treasury stock at cost, 58,477 and 24,796 shares, respectively	(1,757)	(781)
	494,631	468,942
Accumulated other comprehensive loss, net of income taxes	(8,228)	(15,112)
Total stockholders’ equity	486,403	453,830
Total liabilities and stockholders’ equity	$4,736,021	$4,700,744

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income:
Loans (including fee income)	$41,005	$36,197	$118,495	$107,580
Mortgage-backed securities, CMOs and other asset-backed securities	3,775	4,370	13,007	11,919
U.S. GSE securities	56	158	414	680
State and municipal obligations	507	614	1,711	2,173
Corporate bonds	296	356	951	1,069
Deposits with banks	342	437	1,485	633
Other interest and dividend income	373	457	1,158	1,450
Total interest income	46,354	42,589	137,221	125,504

Interest expense:
Savings, NOW and money market deposits	5,816	4,584	19,182	10,536
Certificates of deposit of $100,000 or more	1,139	927	3,201	2,026
Other time deposits	300	536	1,150	1,224
Federal funds purchased and repurchase agreements	70	13	273	1,185
FHLB advances	1,179	1,181	3,455	4,447
Subordinated debentures	1,135	1,134	3,405	3,404
Total interest expense	9,639	8,375	30,666	22,822

Net interest income	36,715	34,214	106,555	102,682
Provision for loan losses	1,000	200	5,100	1,400
Net interest income after provision for loan losses	35,715	34,014	101,455	101,282

Non-interest income:
Service charges and other fees	2,588	2,549	7,572	7,274
Net securities gains (losses)	—	—	201	(7,921)
Title fees	508	384	1,149	1,339
Gain on sale of Small Business Administration ("SBA") loans	601	524	1,662	1,586
Bank owned life insurance	561	557	1,670	1,658
Loan swap fees	1,557	404	3,200	713
Other	429	500	1,507	1,804
Total non-interest income	6,244	4,918	16,961	6,453

Non-interest expense:
Salaries and employee benefits	14,294	12,134	41,233	38,001
Occupancy and equipment	3,490	3,325	10,581	9,773
Technology and communications	2,129	1,596	5,787	4,807
Marketing and advertising	1,282	1,274	3,729	3,476
Professional services	1,055	1,023	2,615	3,116
FDIC assessments	18	386	652	1,286
Net fraud loss	—	9,500	—	9,500
Amortization of other intangible assets	182	215	605	703
Other	1,754	1,551	5,605	5,447
Total non-interest expense	24,204	31,004	70,807	76,109

Income before income taxes	17,755	7,928	47,609	31,626
Income tax expense	3,852	1,381	10,126	6,263
Net income	$13,903	$6,547	$37,483	$25,363
Basic earnings per share	$0.70	$0.33	$1.88	$1.28
Diluted earnings per share	$0.70	$0.33	$1.88	$1.28

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$13,903	$6,547	$37,483	$25,363
Other comprehensive income (loss):
Change in unrealized net gains (losses) on securities available for sale, net of reclassifications and deferred income taxes	1,578	(3,063)	11,367	(6,535)
Adjustment to pension liability, net of reclassifications and deferred income taxes	91	67	272	202
Unrealized (losses) gains on cash flow hedges, net of reclassifications and deferred income taxes	(700)	149	(4,755)	2,679
Total other comprehensive income (loss)	969	(2,847)	6,884	(3,654)
Comprehensive income	$14,872	$3,700	$44,367	$21,709

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30, 2019
					Accumulated
					Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at June 30, 2019	$199	$353,729	$131,811	$(1,337)	$(9,197)	$475,205
Net income			13,903			13,903
Shares issued under the dividend reinvestment plan		224				224
Shares issued under the Employee Stock Purchase Plan		122				122
Purchase of treasury stock				(304)		(304)
Stock awards granted and distributed		(33)		33		—
Stock awards forfeited		137		(137)		—
Repurchase of surrendered stock from vesting of stock plans				(12)		(12)
Share based compensation expense		907				907
Cash dividend declared, $0.23 per share			(4,611)			(4,611)
Other comprehensive income, net of deferred income taxes					969	969
Balance at September 30, 2019	$199	$355,086	$141,103	$(1,757)	$(8,228)	$486,403

	Three Months Ended September 30, 2018
					Accumulated
					Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at June 30, 2018	$198	$349,538	$106,206	$(441)	$(15,746)	$439,755
Net income			6,547			6,547
Shares issued under the dividend reinvestment plan		237				237
Stock awards granted and distributed		(6)		6		—
Stock awards forfeited		68		(68)		—
Repurchase of surrendered stock from vesting of stock plans				(17)		(17)
Share based compensation expense		902				902
Cash dividend declared, $0.23 per share			(4,592)			(4,592)
Other comprehensive loss, net of deferred income taxes					(2,847)	(2,847)
Balance at September 30, 2018	$198	$350,739	$108,161	$(520)	$(18,593)	$439,985

	Nine Months Ended September 30, 2019
					Accumulated
					Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at January 1, 2019	$198	$352,093	$117,432	$(781)	$(15,112)	$453,830
Net income			37,483			37,483
Shares issued under the dividend reinvestment plan		643				643
Shares issued under the Employee Stock Purchase Plan		122				122
Purchase of treasury stock				(625)		(625)
Stock awards granted and distributed	1	(988)		987		—
Stock awards forfeited		479		(479)		—
Repurchase of surrendered stock from vesting of stock plans		(18)		(859)		(877)
Share based compensation expense		2,755				2,755
Cash dividend declared, $0.69 per share			(13,812)			(13,812)
Other comprehensive income, net of deferred income taxes					6,884	6,884
Balance at September 30, 2019	$199	$355,086	$141,103	$(1,757)	$(8,228)	$486,403

	Nine Months Ended September 30, 2018
					Accumulated
					Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at January 1, 2018	$197	$347,691	$96,547	$(296)	$(14,939)	$429,200
Net income			25,363			25,363
Shares issued under the dividend reinvestment plan		705				705
Stock awards granted and distributed	1	(529)		528		—
Stock awards forfeited		183		(183)		—
Repurchase of surrendered stock from vesting of stock plans				(569)		(569)
Share based compensation expense		2,689				2,689
Cash dividend declared, $0.69 per share			(13,749)			(13,749)
Other comprehensive loss, net of deferred income taxes					(3,654)	(3,654)
Balance at September 30, 2018	$198	$350,739	$108,161	$(520)	$(18,593)	$439,985

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$37,483	$25,363
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,100	1,400
Depreciation and amortization of premises and equipment	3,148	2,871
Net (accretion) and other amortization	(1,044)	(1,803)
Net amortization on securities	2,716	3,278
Increase in cash surrender value of bank owned life insurance	(1,670)	(1,658)
Amortization of intangible assets	605	703
Share based compensation expense	2,755	2,689
Net securities (gains) losses	(201)	7,921
Increase in accrued interest receivable	(461)	(141)
SBA loans originated for sale	(23,012)	(22,126)
Proceeds from sale of the guaranteed portion of SBA loans	25,108	22,453
Gain on sale of the guaranteed portion of SBA loans	(1,662)	(1,586)
Gain on sale of loans	—	(411)
Decrease (increase) in other assets	3,149	(3,816)
(Decrease) increase in accrued expenses and other liabilities	(4,551)	5,581
Net cash provided by operating activities	47,463	40,718

Cash flows from investing activities:
Purchases of securities available for sale	(64,373)	(224,600)
Purchases of securities, restricted	(63,771)	(493,347)
Purchases of securities held to maturity	—	(1,000)
Proceeds from sales of securities available for sale	46,478	230,372
Redemption of securities, restricted	59,330	503,534
Maturities, calls and principal payments of securities available for sale	102,141	72,535
Maturities, calls and principal payments of securities held to maturity	19,900	16,760
Net increase in loans	(249,274)	(134,808)
Proceeds from loan sale	—	40,133
Proceeds from sales of other real estate owned ("OREO"), net	297	—
Purchase of premises and equipment	(1,684)	(5,259)
Net cash (used in) provided by investing activities	(150,956)	4,320

Cash flows from financing activities:
Net (decrease) increase in deposits	(143,093)	284,631
Net decrease in federal funds purchased	—	(50,000)
Net increase (decrease) in FHLB advances	96,568	(235,641)
Net increase (decrease) in repurchase agreements	417	(61)
Net proceeds from issuance of common stock	765	705
Purchase of treasury stock	(625)	—
Repurchase of surrendered stock from vesting of stock plans	(877)	(569)
Cash dividends paid	(13,812)	(13,749)
Net cash used in financing activities	(60,657)	(14,684)

Net (decrease) increase in cash and cash equivalents	(164,150)	30,354
Cash and cash equivalents at beginning of period	295,368	94,747
Cash and cash equivalents at end of period	$131,218	$125,101

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$31,805	$23,902
Income taxes	$5,783	$2,474

Non-cash investing and financing activities:
Transfers from portfolio loans to loans held for sale	$12,643	$—
Transfers from portfolio loans to other real estate owned	$—	$175

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10‑K for the year ended December 31, 2018.

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

The following table presents the computation of EPS for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income	$13,903	$6,547	$37,483	$25,363
Dividends paid on and earnings allocated to participating securities	(294)	(145)	(797)	(550)
Income attributable to common stock	$13,609	$6,402	$36,686	$24,813

Weighted average common shares outstanding, including participating securities	19,958	19,890	19,950	19,869
Weighted average participating securities	(422)	(438)	(425)	(435)
Weighted average common shares outstanding	19,536	19,452	19,525	19,434
Basic earnings per common share	$0.70	$0.33	$1.88	$1.28

Income attributable to common stock	$13,609	$6,402	$36,686	$24,813

Weighted average common shares outstanding	19,536	19,452	19,525	19,434
Incremental shares from assumed conversions of options and restricted stock units	32	33	27	27
Weighted average common and equivalent shares outstanding	19,568	19,485	19,552	19,461
Diluted earnings per common share	$0.70	$0.33	$1.88	$1.28

There were 110,660 stock options outstanding at September 30, 2019 that were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2019 because the options' exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. There were 47,393 stock options outstanding at September 30, 2018 that were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2018 because the options' exercise prices were greater than the average market price of common stock and were, therefore, antidilutive.

There were zero RSUs that were antidilutive for the three months ended September 30, 2019 and 2018, respectively. There were 9,190 and 21,980 RSUs that were antidilutive for the nine months ended September 30, 2019 and 2018, respectively.

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

The number of shares of common stock of Bridge Bancorp, Inc. available for stock-based awards under the 2019 Equity Incentive Plan is 370,000 plus 162,738 shares that were remaining under the 2012 Equity Incentive Plan. At September 30, 2019,  525,336 shares remain available for issuance, including shares that may be granted in the form of stock options, RSAs, or RSUs.

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

During the nine months ended September  30, 2019 and 2018, in accordance with the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers (“NEOs”), the Company granted 63,267 and 47,393 stock options, respectively, with an exercise price set to equal a 10.0% premium over the grant date stock price. All of the stock options granted vest ratably over three years. The estimated weighted-average grant-date fair value of all stock options granted in the nine months ended September  30, 2019 and 2018 was $5.05 and $6.52 per stock option, respectively, using the Black-Scholes option-pricing model with assumptions as follows:

	Nine Months Ended
	September 30,
	2019		2018
Dividend yield	2.86%		2.80%
Expected volatility	23.80		27.53
Risk-free interest rate	2.52		2.67
Expected option life	6.0	years	6.5	years

Compensation expense attributable to stock options was $53 thousand and $144 thousand for the three and nine months ended September 30, 2019, respectively. Compensation expense attributable to stock options was $26 thousand and $65 thousand for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, there was $394 thousand of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes the status of the Company's stock options as of and for the nine months ended September 30, 2019:

			Weighted
		Weighted	Average
	Number	Average	Remaining		Aggregate
	of	Exercise	Contractual		Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life		Value
Outstanding, January 1, 2019	47,393	$36.19
Granted	63,267	35.35
Outstanding, September 30, 2019	110,660	35.71	8.9	years	$—
Vested and Exercisable, September 30, 2019	15,795	36.19	8.4	years	—

	Number of	Exercise
Range of Exercise Prices	Options	Price
$35.35	63,267	$35.35
36.19	47,393	36.19
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

The following table summarizes the unvested RSA activity for the nine months ended September 30, 2019:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2019	324,882	$29.13
Granted	78,952	31.92
Vested	(89,920)	27.17
Forfeited	(17,020)	30.70
Unvested, September 30, 2019	296,894	30.37

During the nine months ended September 30, 2019, the Company granted a total of 78,952 RSAs. Of the 78,952 RSAs granted, 49,925 time-vested RSAs vest ratably over five years and 29,027 time-vested RSAs vest ratably over three years. During the nine months ended September 30, 2018, the Company granted a total of 83,282 RSAs. Of the 83,282 RSAs granted, 44,750 time-vested RSAs vest ratably over five years, 13,415 time-vested RSAs vest ratably over three years, and 25,117 performance-based RSAs vest ratably over two years, subject to the achievement of the Company's 2018 corporate goals. As of September 30, 2019, there were 296,894 unvested RSAs consisting of 285,874 time-vested RSAs and 11,020 performance-based RSAs.

Compensation expense attributable to RSAs was $537 thousand and $1.7 million for the three and nine months ended September 30, 2019, respectively, and $612 thousand and $1.9 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, there was $5.3 million of total unrecognized compensation cost related to non-vested RSAs. The cost is expected to be recognized over a weighted-average period of 3.2 years.

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

The following table summarizes the unvested NEO RSU activity for the nine months ended September 30, 2019:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2019	79,238	$27.36
Granted	22,305	33.42
Reinvested dividends	1,935	28.85
Forfeited	(16,184)	23.34
Vested	(2,573)	32.90
Unvested, September 30, 2019	84,721	29.59

During the nine months ended September 30, 2019, in accordance with the LTI Plan for NEOs, the Company granted 22,305 RSUs. Of the 22,305 RSUs granted, 13,255 time-vested RSUs vest ratably over five years and 9,050 performance-based RSUs vest subject to the achievement of the Company's three-year corporate goal for the three-year period ending December 31, 2021. During the nine months ended September 30, 2018, the Company granted 21,693 RSUs. Of the 21,693 RSUs granted, 12,522 time-vested RSUs vest ratably over five years and 9,171 performance-based RSUs vest subject to the achievement of the Company’s for the three-year period ending December 31, 2020.

Compensation expense attributable to LTI Plan RSUs was $175 thousand and $518 thousand for the three and nine months ended September 30, 2019, respectively and $121 thousand and $341 thousand for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, there was $1.5 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 2.8 years.

Directors Plan

In April 2009, the Company adopted a Directors Deferred Compensation Plan (“Directors Plan”). Under the Directors Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of RSUs. In addition, directors receive a non-election retainer in the form of RSUs. These RSUs vest ratably over one year and have dividend rights but no voting rights. In connection with the Directors Plan, the Company recorded expense of $142 thousand and $427 thousand for the three and nine months ended September 30, 2019, respectively, and $143 thousand and $418 thousand for the three and nine months ended September 30, 2018, respectively.

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

During the nine months ended September 30, 2019, 4,355 shares of common stock were purchased, and no expense was recorded related to the ESPP. During the nine months ended September 30, 2018,  no shares of common stock were purchased, and no expense was recorded related to the ESPP.

4. SECURITIES

The following tables summarize the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at September 30, 2019 and December 31, 2018 and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$5,000	$—	$(13)	$4,987
State and municipal obligations	29,587	813	—	30,400
U.S. GSE residential mortgage-backed securities	89,104	530	(558)	89,076
U.S. GSE residential collateralized mortgage obligations	309,146	1,688	(1,643)	309,191
U.S. GSE commercial mortgage-backed securities	11,867	34	(16)	11,885
U.S. GSE commercial collateralized mortgage obligations	96,201	2,285	(133)	98,353
Other asset backed securities	24,250	—	(788)	23,462
Corporate bonds	46,000	—	(2,648)	43,352
Total available for sale	611,155	5,350	(5,799)	610,706

Held to maturity:
State and municipal obligations	42,512	928	—	43,440
U.S. GSE residential mortgage-backed securities	8,514	3	(58)	8,459
U.S. GSE residential collateralized mortgage obligations	43,881	739	(264)	44,356
U.S. GSE commercial mortgage-backed securities	17,407	209	(15)	17,601
U.S. GSE commercial collateralized mortgage obligations	27,415	297	(65)	27,647
Total held to maturity	139,729	2,176	(402)	141,503
Total securities	$750,884	$7,526	$(6,201)	$752,209

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. GSE securities	$29,997	$—	$(947)	$29,050
State and municipal obligations	40,980	105	(354)	40,731
U.S. GSE residential mortgage-backed securities	96,536	38	(3,036)	93,538
U.S. GSE residential collateralized mortgage obligations	362,905	826	(5,954)	357,777
U.S. GSE commercial mortgage-backed securities	3,536	—	(28)	3,508
U.S. GSE commercial collateralized mortgage obligations	93,177	—	(2,539)	90,638
Other asset-backed securities	24,250	—	(1,031)	23,219
Corporate bonds	46,000	—	(3,575)	42,425
Total available for sale	697,381	969	(17,464)	680,886

Held to maturity:
State and municipal obligations	53,540	290	(276)	53,554
U.S. GSE residential mortgage-backed securities	9,688	—	(336)	9,352
U.S. GSE residential collateralized mortgage obligations	48,244	163	(1,130)	47,277
U.S. GSE commercial mortgage-backed securities	19,098	4	(620)	18,482
U.S. GSE commercial collateralized mortgage obligations	29,593	—	(1,466)	28,127
Total held to maturity	160,163	457	(3,828)	156,792
Total securities	$857,544	$1,426	$(21,292)	$837,678

The following table summarizes the amortized cost and estimated fair value by contractual maturity of the available for sale and held to maturity investment securities portfolio at September 30, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019
	Amortized	Estimated
(In thousands)	Cost	Fair Value
Maturity
Available for sale:
Within one year	$1,133	$1,133
One to five years	37,676	37,428
Five to ten years	47,649	45,898
Beyond ten years	524,697	526,247
Total	$611,155	$610,706

Held to maturity:
Within one year	$8,768	$8,787
One to five years	22,504	22,903
Five to ten years	31,673	32,300
Beyond ten years	76,784	77,513
Total	$139,729	$141,503

The following tables summarize securities with gross unrealized losses at September 30, 2019 and December 31, 2018, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2019
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$—	$—	$4,987	$(13)
State and municipal obligations	—	—	76	—
U.S. GSE residential mortgage-backed securities	4,855	(17)	45,344	(541)
U.S. GSE residential collateralized mortgage obligations	81,276	(610)	95,027	(1,033)
U.S. GSE commercial mortgage-backed securities	4,875	(16)	—	—
U.S. GSE commercial collateralized mortgage obligations	7,138	(9)	13,938	(124)
Other asset backed securities	—	—	23,462	(788)
Corporate bonds	—	—	43,352	(2,648)
Total available for sale	$98,144	$(652)	$226,186	$(5,147)

Held to maturity:
State and municipal obligations	$—	$—	$402	$—
U.S. GSE residential mortgage-backed securities	—	—	7,580	(58)
U.S. GSE residential collateralized mortgage obligations	—	—	9,090	(264)
U.S. GSE commercial mortgage-backed securities	—	—	5,187	(15)
U.S. GSE commercial collateralized mortgage obligations	8,115	(10)	4,428	(55)
Total held to maturity	$8,115	$(10)	$26,687	$(392)

	December 31, 2018
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. GSE securities	$—	$—	$29,050	$(947)
State and municipal obligations	6,655	(15)	21,273	(339)
U.S. GSE residential mortgage-backed securities	—	—	88,762	(3,036)
U.S. GSE residential collateralized mortgage obligations	46,452	(141)	172,468	(5,813)
U.S. GSE commercial mortgage-backed securities	—	—	3,508	(28)
U.S. GSE commercial collateralized mortgage obligations	46,705	(623)	43,933	(1,916)
Other asset-backed securities	—	—	23,219	(1,031)
Corporate bonds	—	—	42,425	(3,575)
Total available for sale	$99,812	$(779)	$424,638	$(16,685)

Held to maturity:
State and municipal obligations	$8,286	$(26)	$22,142	$(250)
U.S. GSE residential mortgage-backed securities	—	—	9,352	(336)
U.S. GSE residential collateralized mortgage obligations	—	—	40,665	(1,130)
U.S. GSE commercial mortgage-backed securities	—	—	16,205	(620)
U.S. GSE commercial collateralized mortgage obligations	—	—	28,127	(1,466)
Total held to maturity	$8,286	$(26)	$116,491	$(3,802)

Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) quarterly and more frequently when economic or market conditions warrant. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held to maturity are generally evaluated for OTTI under FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”. In determining OTTI under the FASB ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet these criteria, the amount of impairment is split into two components: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income (“OCI”). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

At September 30, 2019, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Other asset backed securities are comprised of student loan backed bonds which are guaranteed by the U.S. Department of Education for 97% to 100% of principal. Additionally, the bonds have credit support of 3% to 5% and have maintained their Aa3 Moody's rating during the time the Bank has owned them. The corporate bonds within the portfolio have all maintained an investment grade rating by either Moody's or Standard and Poor's. None of the unrealized losses is related to credit losses. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

Sales and Calls of Securities

There were no proceeds from sale of securities for the three months ended September 30, 2019. There were $46.5 million in proceeds from sales of securities with gross gain of $0.2 million realized for the nine months ended September 30, 2019. There were no proceeds from sales of securities for the three months ended September 30, 2018. There were $230.4 million of proceeds from sales of securities with gross losses of $7.9 million realized for the nine months ended September 30, 2018. There were $10.0 million and $20.3 million of proceeds from calls of securities for the three and nine months ended September 30, 2019, respectively. There were no proceeds from calls of securities for the three months ended September 30, 2018. There were $1.9 million of proceeds from calls of securities for the nine months ended September 30, 2018.

Pledged Securities

Securities having a fair value of $292.7  million and $354.3 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) overnight borrowings.

Trading Securities

The Company did not hold any trading securities during the nine months ended September 30, 2019 or the year ended December 31, 2018.

Restricted Securities

The Bank is a member of the FHLB of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker's Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the FRB system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $28.5 million and $24.0 million in FHLB, ACBB and FRB stock at September 30, 2019 and December 31, 2018, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	September 30, 2019
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$4,987		$4,987
State and municipal obligations	30,400		30,400
U.S. GSE residential mortgage-backed securities	89,076		89,076
U.S. GSE residential collateralized mortgage obligations	309,191		309,191
U.S. GSE commercial mortgage-backed securities	11,885		11,885
U.S. GSE commercial collateralized mortgage obligations	98,353		98,353
Other asset-backed securities	23,462		23,462
Corporate bonds	43,352		43,352
Total available for sale securities	$610,706		$610,706
Derivatives	$19,227		$19,227

Financial liabilities:
Derivatives	$21,950		$21,950

	December 31, 2018
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$29,050		$29,050
State and municipal obligations	40,731		40,731
U.S. GSE residential mortgage-backed securities	93,538		93,538
U.S. GSE residential collateralized mortgage obligations	357,777		357,777
U.S. GSE commercial mortgage-backed securities	3,508		3,508
U.S. GSE commercial collateralized mortgage obligations	90,638		90,638
Other asset-backed securities	23,219		23,219
Corporate bonds	42,425		42,425
Total available for sale securities	$680,886		$680,886
Derivatives	$6,363		$6,363

Financial liabilities:
Derivatives	$2,215		$2,215

The following tables summarize assets measured at fair value on a non-recurring basis:

September 30, 2019
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$12,643			$12,643
Impaired loans	$7,286			$7,286

December 31, 2018
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,532			$2,532
Other real estate owned	$175			$175

Loans held for sale at September 30, 2019 had a carrying amount of $12.6 million with no valuation allowance recorded.  There were no loans held for sale at December 31, 2018.

Impaired loans with an allocated allowance for loan losses at September 30, 2019 had a carrying amount of $7.3 million, which is made up of the outstanding balance of $12.0 million, net of a valuation allowance of $4.7 million. Impaired loans with an allocated allowance for loan losses at December 31, 2018 had a carrying amount of $2.5 million, which is made up of the outstanding balance of $2.7 million, net of a valuation allowance of $0.2 million.

There was no other real estate owned at September 30, 2019. At December 31, 2018, other real estate owned had a carrying amount of $0.2 million with no valuation allowance recorded. Accordingly, there was no additional provision for loan losses included in the amount reported on the consolidated statements of income.

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

Loans Held for Sale: Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is initially determined using the price we expect to receive for the loans based on commitments received from third-party investors.  Thereafter, loans held for sale are re-evaluated quarterly to determine if a valuation allowance is required to adjust for a decline in fair value below the carrying amount, resulting in a Level 3 classification.

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

The following tables summarize the estimated fair values and recorded carrying amounts of the Company's financial instruments at September 30, 2019 and December 31, 2018:

	September 30, 2019
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$87,004	$87,004	$—	$—	$87,004
Interest-bearing deposits with banks	44,214	44,214	—	—	44,214
Securities available for sale	610,706	—	610,706	—	610,706
Securities restricted	28,469	n/a	n/a	n/a	n/a
Securities held to maturity	139,729	—	141,503	—	141,503
Loans held for sale	12,643	—	—	12,643	12,643
Loans, net	3,476,159	—	—	3,456,345	3,456,345
Derivatives	19,227	—	19,227	—	19,227
Accrued interest receivable	11,697	—	2,524	9,173	11,697

Financial liabilities:
Certificates of deposit	269,777	—	270,291	—	270,291
Demand and other deposits	3,473,506	3,473,506	—	—	3,473,506
FHLB advances	337,000	47,000	290,881	—	337,881
Repurchase agreements	956	—	956	—	956
Subordinated debentures	78,885	—	82,633	—	82,633
Derivatives	21,950	—	21,950	—	21,950
Accrued interest payable	385	—	385	—	385

	December 31, 2018
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$142,145	$142,145	$—	$—	$142,145
Interest-bearing deposits with banks	153,223	153,223	—	—	153,223
Securities available for sale	680,886	—	680,886	—	680,886
Securities restricted	24,028	n/a	n/a	n/a	n/a
Securities held to maturity	160,163	—	156,792	—	156,792
Loans, net	3,244,393	—	—	3,216,204	3,216,204
Derivatives	6,363	—	6,363	—	6,363
Accrued interest receivable	11,236	—	2,936	8,300	11,236

Financial liabilities:
Certificates of deposit	329,491	—	326,865	—	326,865
Demand and other deposits	3,556,902	3,556,902	—	—	3,556,902
FHLB advances	240,433	—	236,209	—	236,209
Repurchase agreements	539	—	539	—	539
Subordinated debentures	78,781	—	74,400	—	74,400
Derivatives	2,215	—	2,215	—	2,215
Accrued interest payable	1,524	—	1,524	—	1,524

6. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	September 30, 2019	December 31, 2018
Commercial real estate mortgage loans	$1,519,807	$1,373,556
Multi-family mortgage loans	673,909	585,827
Residential real estate mortgage loans	497,842	519,763
Commercial, industrial and agricultural loans	667,949	645,724
Real estate construction and land loans	116,463	123,393
Installment/consumer loans	24,998	20,509
Total loans	3,500,968	3,268,772
Net deferred loan costs and fees	7,364	7,039
Total loans held for investment	3,508,332	3,275,811
Allowance for loan losses	(32,173)	(31,418)
Loans, net	$3,476,159	$3,244,393

In June 2015, the Company completed the acquisition of Community National Bank (“CNB”) resulting in the addition of $729.4 million of acquired loans recorded at their fair value. There were approximately $235.7 million and $275.0 million of acquired CNB loans remaining as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, one commercial real estate (“CRE”) mortgage loan totaling $12.6 million was classified as held for sale. The loan was reclassified from loans held for investment to loans held for sale and written down from $16.3 million to the loan’s estimated fair value of $12.6 million, through a $3.7 million charge-off during the 2019 second quarter.

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

The following tables represent loans categorized by class and internally assigned risk grades as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$507,851	$20,395	$1,237	$—	$529,483
Non-owner occupied	977,896	—	12,428	—	990,324
Multi-family	673,501	408	—	—	673,909
Residential real estate:
Residential mortgage	418,648	8,213	2,093	—	428,954
Home equity	67,435	674	779	—	68,888
Commercial and industrial:
Secured	149,772	1,227	9,809	—	160,808
Unsecured	483,037	11,852	12,252	—	507,141
Real estate construction and land loans	116,047	—	416	—	116,463
Installment/consumer loans	24,233	4	761	—	24,998
Total loans	$3,418,420	$42,773	$39,775	$—	$3,500,968

	December 31, 2018
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$480,503	$12,045	$17,850	$—	$510,398
Non-owner occupied	858,069	2,188	2,901	—	863,158
Multi-family	585,409	418	—	—	585,827
Residential real estate:
Residential mortgage	438,891	8,510	1,114	—	448,515
Home equity	68,480	1,594	1,174	—	71,248
Commercial and industrial:
Secured	147,474	5,536	15,530	—	168,540
Unsecured	458,526	12,886	5,772	—	477,184
Real estate construction and land loans	123,089	—	304	—	123,393
Installment/consumer loans	20,464	9	36	—	20,509
Total loans	$3,180,905	$43,186	$44,681	$—	$3,268,772

Past Due and Non-accrual Loans

The following tables represent the aging of the recorded investment in past due loans as of September 30, 2019 and December 31, 2018 by class of loans, as defined by FASB ASC 310‑10:

	September 30, 2019
			90+ Days	Non-accrual
	30-59	60-89	Past Due	Including 90	Total Past
	Days	Days	And	Days or More	Due and
(In thousands)	Past Due	Past Due	Accruing	Past Due	Non-accrual	Current	Total Loans
Commercial real estate:
Owner occupied	$729	$196	$—	$231	$1,156	$528,327	$529,483
Non-owner occupied	—	—	—	512	512	989,812	990,324
Multi-family	—	—	—	—	—	673,909	673,909
Residential real estate:
Residential mortgages	3,246	—	—	2,100	5,346	423,608	428,954
Home equity	61	300	338	368	1,067	67,821	68,888
Commercial and industrial:
Secured	—	332	—	211	543	160,265	160,808
Unsecured	485	614	—	652	1,751	505,390	507,141
Real estate construction and land loans	—	—	—	125	125	116,338	116,463
Installment/consumer loans	23	—	—	12	35	24,963	24,998
Total loans	$4,544	$1,442	$338	$4,211	$10,535	$3,490,433	$3,500,968

	December 31, 2018
			90+ Days	Non-accrual
	30-59	60-89	Past Due	Including 90	Total Past
	Days	Days	And	Days or More	Due and
(In thousands)	Past Due	Past Due	Accruing	Past Due	Non-accrual	Current	Total Loans
Commercial real estate:
Owner occupied	$333	$194	$—	$253	$780	$509,618	$510,398
Non-owner occupied	—	—	—	885	885	862,273	863,158
Multi-family	—	—	—	—	—	585,827	585,827
Residential real estate:
Residential mortgages	892	230	—	199	1,321	447,194	448,515
Home equity	1,033	—	308	624	1,965	69,283	71,248
Commercial and industrial:
Secured	330	196	—	174	700	167,840	168,540
Unsecured	1,108	—	—	621	1,729	475,455	477,184
Real estate construction and land loans	—	—	—	—	—	123,393	123,393
Installment/consumer loans	84	—	—	52	136	20,373	20,509
Total loans	$3,780	$620	$308	$2,808	$7,516	$3,261,256	$3,268,772

Impaired Loans

At September 30, 2019 and December 31, 2018, the Company had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $32.7 million and $19.4 million, respectively. The increase in impaired loans was primarily attributable to new troubled debt restructurings ("TDRs”), partially offset by the payoff of certain TDRs and other impaired loans during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Bank modified certain loans as TDRs totaling $20.3 million. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified non-accrual loans and TDRs. At  September 30, 2019, impaired loans also included $2.5 million in other impaired performing loans which were related to borrowers with other performing TDRs, two of which are being restructured as TDRs in the 2019 fourth quarter. At December 31, 2018, impaired loans also included $2.7 million in other impaired performing loans related to three taxi medallion loans which paid off in January 2019. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310‑10‑35‑22. Impairment is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. The increase in the allocated allowance on impaired loans from December 31, 2018, primarily relates to taxi medallion loans which were restructured as TDRs during the nine months ended September 30, 2019.

The following tables set forth the recorded investment, unpaid principal balance and related allowance by class of loans at September 30, 2019 and December 31, 2018 for individually impaired loans. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three and nine months ended September 30, 2019 and 2018:

				Three Months Ended		Nine Months Ended
	September 30, 2019			September 30, 2019		September 30, 2019
		Unpaid	Related	Average	Interest	Average	Interest
	Recorded	Principal	Allocated	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$8,828	$8,847	$—	$3,095	$28	$1,196	$28
Non-owner occupied	2,332	2,332	—	2,344	25	2,096	75
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Commercial and industrial:
Secured	244	244	—	244	5	190	11
Unsecured	9,330	9,330	—	7,836	125	5,851	274
Total with no related allowance recorded	20,734	20,753	—	13,519	183	9,333	388

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Commercial and industrial:
Secured	9,643	9,643	3,421	6,642	61	5,044	138
Unsecured	2,332	2,332	1,268	2,340	26	1,707	61
Total with an allowance recorded	11,975	11,975	4,689	8,982	87	6,751	199

Total:
Commercial real estate:
Owner occupied	8,828	8,847	—	3,095	28	1,196	28
Non-owner occupied	2,332	2,332	—	2,344	25	2,096	75
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Commercial and industrial:
Secured	9,887	9,887	3,421	6,886	66	5,234	149
Unsecured	11,662	11,662	1,268	10,176	151	7,558	335
Total	$32,709	$32,728	$4,689	$22,501	$270	$16,084	$587

				Three Months Ended		Nine Months Ended
	December 31, 2018			September 30, 2018		September 30, 2018
		Unpaid	Related	Average	Interest	Average	Interest
	Recorded	Principal	Allocated	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$268	$278	$—	$268	$—	$151	$—
Non-owner occupied	2,816	2,816	—	1,763	10	1,366	18
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Commercial and industrial:
Secured	8,234	8,234	—	8,086	57	8,130	171
Unsecured	5,316	5,316	—	5,143	42	5,084	118
Total with no related allowance recorded	16,634	16,644	—	15,260	109	14,731	307

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Commercial and industrial:
Secured	2,721	2,721	189	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Total with an allowance recorded	2,721	2,721	189	—	—	—	—

Total:
Commercial real estate:
Owner occupied	268	278	—	268	—	151	—
Non-owner occupied	2,816	2,816	—	1,763	10	1,366	18
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Commercial and industrial:
Secured	10,955	10,955	189	8,086	57	8,130	171
Unsecured	5,316	5,316	—	5,143	42	5,084	118
Total	$19,355	$19,365	$189	$15,260	$109	$14,731	$307

There was no other real estate owned at September 30, 2019. At December 31, 2018, other real estate owned totaled $0.2 million and consisted of one property which was sold during the quarter ended June 30, 2019.

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

During the three months ended September 30, 2019, the Bank modified seven commercial and industrial loans, including two taxi medallion loans, totaling $8.4 million,  two commercial real estate mortgage loans totaling $7.4 million and one residential mortgage loan totaling $0.3 million as TDRs compared to one commercial real estate mortgage loan totaling $0.9 million and one residential mortgage loan totaling $0.6 million modified as TDRs during the three months ended September 30, 2018. During the nine months ended September 30, 2019, the Bank modified twelve commercial and industrial loans, including five taxi medallion loans, totaling $12.6 million, two commercial real estate mortgage loans totaling $7.4 million and one residential mortgage loan totaling $0.3 million as TDRs compared to eight commercial and industrial loans totaling $6.9 million, one commercial real estate mortgage loan totaling $0.9 million and one residential mortgage loan totaling $0.6 million modified as TDRs during the nine months ended September 30, 2018. These modifications did not result in a change to the recorded investment of the loans.

During the nine months ended September 30, 2019, there were three charge-offs totaling $84 thousand relating to TDRs and there were three loans modified as a TDR for which there was a payment default within twelve months following the modification. During the nine months ended September 30, 2018,  there were no charge-offs relating to TDRs and there was one loan modified as a  TDR for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of September 30, 2019 and December 31, 2018, the Company had $436 thousand and $133 thousand, respectively, of non-accrual TDRs and $31.0 million and $16.9 million, respectively, of performing TDRs. At September 30, 2019 and December 31, 2018, non-accrual TDRs were unsecured. The Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the nine months ended September 30, 2019 that did not meet the definition of a TDR. These loans have a total recorded investment at September 30, 2019 of $53.6 million. These loans were to borrowers who were not experiencing financial difficulties.

Purchased Credit Impaired Loans

Loans acquired in a business combination are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

At the February 14, 2014 acquisition date, the purchased credit impaired (“PCI”) loans acquired as part of the First National Bank of New York (“FNBNY”) acquisition had contractually required principal and interest payments receivable of $40.3 million, expected cash flows of $28.4 million, and a fair value (initial carrying amount) of $21.8 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $11.9 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $6.6 million represented the initial accretable yield. At September 30, 2019, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $0.4 million and $0.3 million, respectively, with a remaining non-accretable difference of $0.1 million. At December 31, 2018, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $1.1 million and $0.5 million, respectively, with a remaining non-accretable difference of $0.5 million.

At the June 19, 2015 acquisition date, the PCI loans acquired as part of the CNB acquisition had contractually required principal and interest payments receivable of $23.4 million, expected cash flows of $10.1 million, and a fair value (initial carrying amount) of $8.7 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows of $13.3 million represented the non-accretable difference. The difference between the expected cash flows and fair value of $1.4 million represented the initial accretable yield. At September 30, 2019, the contractually required principal and interest payments receivable of the PCI loans was $0.6 million and the carrying amount was zero, with a remaining non-accretable difference of $0.5 million. At December 31, 2018, the contractually required principal and interest payments receivable and carrying amount of the PCI loans was $1.2 million and $0.1 million, respectively, with a remaining non-accretable difference of $0.8 million.

The following table summarizes the activity in the accretable yield for the PCI loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Balance at beginning of period	$96	$1,112	$460	$2,151
Accretion	(93)	(354)	(487)	(1,656)
Reclassification from (to) nonaccretable difference during the period	76	(172)	106	91
Accretable discount at end of period	$79	$586	$79	$586

7. ALLOWANCE FOR LOAN LOSSES

The following tables represent the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under FASB ASC 310‑10, and based on impairment method as of September 30, 2019 and December 31, 2018. The tables include loans acquired from CNB and FNBNY.

	September 30, 2019
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$4,689	$—	$—	$4,689
Collectively evaluated for impairment	11,929	2,990	1,908	9,392	998	267	27,484
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$11,929	$2,990	$1,908	$14,081	$998	$267	$32,173

Loans:
Individually evaluated for impairment	$11,160	$—	$—	$21,549	$—	$—	$32,709
Collectively evaluated for impairment	1,508,647	673,909	497,504	646,400	116,463	24,998	3,467,921
Loans acquired with deteriorated credit quality	—	—	338	—	—	—	338
Total loans	$1,519,807	$673,909	$497,842	$667,949	$116,463	$24,998	$3,500,968

	December 31, 2018
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$189	$—	$—	$189
Collectively evaluated for impairment	10,792	2,566	3,935	12,533	1,297	106	31,229
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$10,792	$2,566	$3,935	$12,722	$1,297	$106	$31,418

Loans:
Individually evaluated for impairment	$3,084	$—	$—	$16,271	$—	$—	$19,355
Collectively evaluated for impairment	1,370,472	585,827	519,455	629,229	123,393	20,509	3,248,885
Loans acquired with deteriorated credit quality	—	—	308	224	—	—	532
Total loans	$1,373,556	$585,827	$519,763	$645,724	$123,393	$20,509	$3,268,772

The following tables represent the changes in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018, by portfolio segment, as defined under FASB ASC 310‑10. The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses.

	Three Months Ended September 30, 2019
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$10,878	$2,545	$2,620	$13,558	$1,333	$237	$31,171
Charge-offs	—	—	—	—	—	(9)	(9)
Recoveries	—	—	1	—	—	10	11
Provision (Credit)	1,051	445	(713)	523	(335)	29	1,000
Ending balance	$11,929	$2,990	$1,908	$14,081	$998	$267	$32,173

	Three Months Ended September 30, 2018
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$11,206	$2,466	$4,237	$12,358	$1,263	$122	$31,652
Charge-offs	—	—	—	—	—	(4)	(4)
Recoveries	—	—	1	19	—	1	21
Provision (Credit)	203	327	205	(569)	38	(4)	200
Ending balance	$11,409	$2,793	$4,443	$11,808	$1,301	$115	$31,869

	Nine Months Ended September 30, 2019
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$10,792	$2,566	$3,935	$12,722	$1,297	$106	$31,418
Charge-offs	(3,670)	—	—	(796)	—	(13)	(4,479)
Recoveries	—	—	112	12	—	10	134
Provision (Credit)	4,807	424	(2,139)	2,143	(299)	164	5,100
Ending balance	$11,929	$2,990	$1,908	$14,081	$998	$267	$32,173

	Nine Months Ended September 30, 2018
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$11,048	$4,521	$2,438	$12,838	$740	$122	$31,707
Charge-offs	—	—	(24)	(1,708)	—	(4)	(1,736)
Recoveries	—	—	2	494	—	2	498
Provision (Credit)	361	(1,728)	2,027	184	561	(5)	1,400
Ending balance	$11,409	$2,793	$4,443	$11,808	$1,301	$115	$31,869

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

There were zero and $1.7 million of contributions to the Pension Plan during the nine months ended September 30, 2019 and 2018, respectively. There were no  contributions to the SERP during the nine months ended September  30, 2019 and 2018, respectively. In accordance with the SERP, a retired executive received a distribution totaling $84 thousand during each of the nine months ended September  30, 2019 and 2018, respectively.

The Company's funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table presents the components of net periodic benefit (credit) cost:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Service cost	$273	$325	$65	$73	$818	$975	$196	$218
Interest cost	225	198	37	32	675	593	110	95
Expected return on plan assets	(608)	(626)	—	—	(1,823)	(1,876)	—	—
Amortization of net loss	130	83	18	30	390	248	53	91
Amortization of prior service credit	(20)	(20)	—	—	(58)	(58)	—	—
Amortization of transition obligation	—	—	—	1	—	—	—	3
Net periodic benefit (credit) cost	$—	$(40)	$120	$136	$2	$(118)	$359	$407

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $1.0 million at September 30, 2019 and $0.5 million at December 31, 2018. The repurchase agreements were collateralized by investment securities, of which 17% were U.S. GSE residential collateralized mortgage obligations and 83% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.2 million at September 30, 2019 and 18% were U.S. GSE residential collateralized mortgage obligations and 82% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.4 million at December 31, 2018.

Securities sold under agreements to repurchase are financing arrangements with $1.0 million maturing during the fourth quarter of 2019. At maturity, the securities underlying the agreements are returned to the Company. The primary risk associated with these secured borrowings is the requirement to pledge a market value-based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Company's policies, eligible counterparties are defined and monitored to minimize exposure.

10. FEDERAL HOME LOAN BANK ADVANCES

The following tables present the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years. There are no FHLB advances with contractual maturities after 2019.

	September 30, 2019
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$47,000	2.10%

2019	290,000	2.14
Total FHLB advances	$337,000	2.13%

	December 31, 2018
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2019	240,433	2.72
Total FHLB advances	$240,433	2.72%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.4 billion and $1.3 billion of residential and commercial mortgage loans under a blanket lien arrangement at September 30, 2019 and December 31, 2018, respectively. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.4 billion at September  30, 2019.

11. SUBORDINATED DEBENTURES

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. $40.0 million of the subordinated debentures are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the subordinated debentures are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points. The subordinated debentures totaled $78.9 million at September 30, 2019 and $78.8 million at December 31, 2018.

The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

12. DERIVATIVES

As described in Note 16, Recent Accounting Pronouncements, during the first quarter of 2019 the Company adopted ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company has adopted the standard in 2019 with minimal impact to its financial position upon transition.

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

Interest rate swaps with notional amounts totaling $290.0 million and $240.0 million at September  30, 2019 and December 31, 2018, respectively, were designated as cash flow hedges of certain FHLB advances. The swaps were determined to be fully effective during the periods presented. The aggregate fair value of the swaps is recorded in other assets or other liabilities, with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at September  30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019		December 31, 2018
Notional amounts	$290,000		$240,000
Weighted average pay rates	1.69%		1.84%
Weighted average receive rates	2.12%		2.77%
Weighted average maturity	3.16	years	2.03	years

Interest income recorded on these swap transactions totaled $331 thousand and $1.4 million for the three and nine months ended September 30, 2019, and interest income recorded on these swap transactions totaled $374 thousand and $653 thousand for the three and nine months ended September  30, 2018 which is reported as a component of interest expense on FHLB advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company's variable-rate assets/liabilities. During the nine months ended September  30, 2019, the Company had $1.4 million of reclassifications as a reduction to interest expense. During the next twelve months, the Company estimates that $78 thousand will be reclassified as a decrease in interest expense.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the three and nine months ended September  30, 2019 and 2018:

			Amount of gain	Amount of gain
			reclassified from	reclassified from
	Amount of (loss) gain	Amount of (loss) gain	Accumulated OCI	Accumulated OCI
(In thousands)	recognized in OCI	recognized in OCI	into income	into income
Interest rate contracts	included component	excluded component	included component	excluded component
Three months ended September 30, 2019	$(657)	$—	$331	$—
Nine months ended September 30, 2019	$(5,360)	$—	$1,353	$—
Three months ended September 30, 2018	$584	$—	$374	$—
Nine months ended September 30, 2018	$4,431	$—	$653	$—

The following table reflects the cash flow hedges included in the consolidated balance sheets at the dates indicated:

	September 30, 2019			December 31, 2018
		Fair	Fair		Fair	Fair
(In thousands)	Notional	Value	Value	Notional	Value	Value
Included in other assets/(liabilities):	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate swaps related to FHLB advances	$240,000	$595	$(1,439)	$240,000	$4,239	$(4)
Forward starting interest rate swaps related to FHLB advances	50,000	—	(1,818)	—	—	—

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

The following table presents summary information about the interest rate swaps at September  30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019		December 31, 2018
Notional amounts	$465,764		$193,401
Weighted average pay rates	4.06%		4.52%
Weighted average receive rates	4.06%		4.52%
Weighted average maturity	10.96	years	12.25	years
Fair value of combined interest rate swaps	$—		$—

Credit-Risk-Related Contingent Features

As of September  30, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $21.4 million, while there were no derivatives in a net asset position. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net asset position, the counterparty is required to post collateral against its obligations to the Company under the agreements. However, if the termination value of derivatives is a net liability position, the Company is required to post collateral to the counterparty. At September 30, 2019, the Company posted collateral of $20.2 million to its counterparties under the agreements in a net liability position and received no collateral from its counterparties under the agreements in a net asset position. If the Company had breached any of these provisions at September 30, 2019, it could have been required to settle its obligations under the agreements at the termination value.

13. LEASES

The Company has operating leases for certain branch locations, corporate offices and equipment. Certain leases contain rent escalation clauses, which are reflected in the Company’s operating lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants.

The components of lease cost were as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Lease cost
Operating lease cost	$1,679	$5,030
Sublease income	(32)	(71)
Total lease cost	$1,647	$4,959

The Company reports lease cost in occupancy and equipment expense in the consolidated statements of income. The Company subleases a portion of its leased properties to commercial sublessees.  Sublease income is included in other operating income in the consolidated statements of income.

Supplemental cash flow and balance sheet information related to operating leases were as follows:

Nine Months Ended
(Dollars in thousands)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,180
Operating right-of-use assets obtained in exchange for lease liabilities	$39,825

	September 30, 2019
Weighted-average remaining lease term-operating leases	8.1	years
Weighted-average discount rate-operating leases (1)	3.41%
1)	The Company computes the present value of operating lease liabilities using its incremental borrowing rate as the discount rate.

Certain leases contain renewal options which are not reflected in the tables below.  The exercise of renewal options, which extend the lease term from five to ten years, is at the Company’s discretion.

The maturities of operating lease liabilities were as follows:

(In thousands)	September 30, 2019
2019	$1,550
2020	6,046
2021	5,946
2022	5,742
2023	4,759
Thereafter	21,124
Total operating lease payments	$45,167
Less: Interest	(6,103)
Present value of operating lease liabilities	$39,064

(In thousands)	December 31, 2018
2019	$7,248
2020	6,504
2021	6,185
2022	5,903
2023	4,695
Thereafter	18,687
Total operating lease payments	$49,222

14. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the components of other comprehensive income (loss) and related income tax effects:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2019	2018	2019	2018
Unrealized holding gains (losses) on available for sale securities	$2,227	$(4,319)	$16,247	$(17,137)
Reclassification adjustment for (gains) losses realized in income	—	—	(201)	7,921
Income tax effect	(649)	1,256	(4,679)	2,681
Net change in unrealized gains (losses) on available for sale securities	1,578	(3,063)	11,367	(6,535)

Reclassification adjustment for amortization realized in income	128	94	385	284
Income tax effect	(37)	(27)	(113)	(82)
Net change in post-retirement obligation	91	67	272	202

Change in fair value of derivatives used for cash flow hedges	(657)	584	(5,360)	4,431
Reclassification adjustment for gains realized in income	(331)	(374)	(1,353)	(653)
Income tax effect	288	(61)	1,958	(1,099)
Net change in unrealized (losses) gains on cash flow hedges	(700)	149	(4,755)	2,679

Other comprehensive income (loss)	$969	$(2,847)	$6,884	$(3,654)

The following is a summary of the accumulated other comprehensive loss balances, net of income taxes, at the dates indicated:

		Other
	December 31,	Comprehensive	September 30,
(In thousands)	2018	Income	2019
Unrealized (losses) gains on available for sale securities	$(11,685)	$11,367	$(318)
Unrealized (losses) gains on pension benefits	(6,365)	272	(6,093)
Unrealized gains (losses) on cash flow hedges	2,938	(4,755)	(1,817)
Accumulated other comprehensive (loss) gain, net of income taxes	$(15,112)	$6,884	$(8,228)

The following represents the reclassifications out of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended		Affected Line Item
	September 30,	September 30,	September 30,	September 30,	in the Consolidated
(In thousands)	2019	2018	2019	2018	Statements of Income
Realized gains (losses) on sale of available for sale securities	$—	$—	$201	$(7,921)	Net securities gains (losses)
Amortization of defined benefit pension plan and defined benefit plan component of the SERP:
Prior service credit	20	20	58	58	Other operating expenses
Transition obligation	—	(1)	—	(3)	Other operating expenses
Actuarial losses	(148)	(113)	(443)	(339)	Other operating expenses
Realized gains on cash flow hedges	331	374	1,353	653	Interest expense
Total reclassifications, before income tax	$203	$280	$1,169	$(7,552)
Income tax (expense) benefit	(59)	(81)	(341)	2,197	Income tax expense
Total reclassifications, net of income tax	$144	$199	$828	$(5,355)

15. FRAUD LOSS

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

16. RECENT ACCOUNTING PRONOUNCEMENTS

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

Standards Effective in 2020

ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326)

In June 2016, FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor. In addition, the amendments in this ASU require credit losses be presented as an allowance rather than as a write-down on available-for-

sale debt securities. For public business entities that meet the definition of an SEC filer, like the Company, the standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For calendar year-end SEC filers, like the Company, the standard is effective for March 31, 2020 interim financial statements. For debt securities with other-than-temporary impairment (“OTTI”), the guidance will be applied prospectively. Existing PCI assets will be grandfathered and classified as purchase credit deteriorated (“PCD”) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has a cross-functional CECL committee that has assessed data and system needs and is implementing required changes to loss estimation methods under the CECL model. The Company has engaged various third parties to assist in the development of models that it will utilize to calculate CECL estimates, model validation and overall CECL implementation preparedness. The Company expects to review and validate preliminary CECL estimates during the fourth quarter of 2019, based on the current loan portfolio composition and expectations for future economic conditions. The Company plans to adopt ASU 2016‑13 in the first quarter of 2020 using the required modified retrospective method with a cumulative effect adjustment to the allowance for loan losses as of the beginning of the reporting period. The impact of adoption will be significantly influenced by the composition, characteristics and quality of the loans and securities portfolios, as well as the prevailing economic conditions and forecasts as of the adoption date.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; our ability to successfully integrate acquired entities; changes in the quality and composition of our loan and investment portfolios; changes in management's business strategies; changes in accounting principles, policies or guidelines; changes in real estate values; expanded regulatory requirements, which could adversely affect operating results; and the “Risk Factors” discussed in the our Annual Report on Form 10‑K for the year ended December 31, 2018 as updated by our Quarterly Reports on Form 10-Q. The forward-looking statements are made as of the date of this report, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Our Principal Products and Services and Locations of Operations

The Bank was established in 1910 and is headquartered in Bridgehampton, New York. We operate 40 branch locations in the primary market areas of Suffolk and Nassau Counties on Long Island and the New York City boroughs, including 36 in Suffolk and Nassau Counties, two in Queens and two in Manhattan. For over a century, we have maintained our focus on building customer relationships in its market area. Our mission is to grow through the provision of exceptional service to our customers, our employees, and the community. We strive to achieve excellence in financial performance and build long-term shareholder value. We engage in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities in our market area. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family mortgage loans; (3) residential mortgage loans; (4) secured and unsecured commercial and consumer loans; (5) home equity loans; (6) construction and land loans; (7) Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“Fannie Mae”), Government National Mortgage Association (“Ginnie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) New York State and local municipal obligations; (9) U.S. government-sponsored enterprise (“U.S. GSE”) securities; and (10) corporate bonds. We also offer the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, providing multi-millions of dollars of Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits to our customers. In addition, we offer merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, and individual retirement accounts as well as investment services through Bridge Financial Services LLC, which offers a full range of investment products and services through a third-party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. Our customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

Quarterly Highlights

•

Net income for the 2019 third quarter of $13.9 million, or $0.70 per diluted share, compared to $6.5 million, or $0.33 per diluted share for the 2018 third quarter, inclusive of pre-tax charge of $9.5 million, or $0.37 per diluted share after tax, related to the fraudulent conduct of a business customer through its deposit accounts at BNB in the 2018 period.

•	Net interest income increased to $36.7 million for the third quarter of 2019 compared to $34.2 million in 2018.
•	Tax-equivalent net interest margin was 3.40% for the third quarter of 2019 compared to 3.32% for the 2018 period.
•	Total assets of $4.7 billion at September 30, 2019, increased $35.3 million compared to December 31, 2018 and increased $287.3 million compared to September 30, 2018.
•

Total loans held for investment at September 30, 2019 totaled $3.5 billion, an increase of $232.5 million, or 7.1%, from December 31, 2018 and an increase of $310.9 million, or 9.7%, over September 30, 2018.

•	Total deposits of $3.7 billion at September 30, 2019, decreased $143.1 million from December 31, 2018 and increased $124.1 million compared to September 30, 2018.
•	Allowance for loan losses was 0.92% of loans at September 30, 2019 compared to 0.96% at December 31, 2018.
•	A cash dividend of $0.23 per share was declared in October 2019 for the third quarter.

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

We continue to face challenges associated with ever-increasing banking regulations and the current low interest rate environment. A prolonged inverted or flat yield curve presents a challenge to a bank, like us, that derives most of its revenue from net interest margin. A sustained decrease in market interest rates could adversely affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates. In addition, the majority of our loans are at variable interest rates, which would adjust to lower rates. However, with the Federal Reserve having cut interest rates during the 2019 third quarter, we have an opportunity to lower our funding costs and stabilize our net interest margin.

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

The Credit Risk Management Committee (“CRMC”) is comprised of management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the CRMC, based on its risk assessment of the entire portfolio. Each quarter, members of the CRMC meet with the Credit Risk Committee of our Board of Directors to review credit risk trends and the adequacy of the allowance for loan losses. Based on the CRMC’s review of the classified loans, delinquency and charge-off trends, and the overall allowance levels as they relate to the entire loan portfolio at September 30, 2019 and December 31, 2018, we believe the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in our loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding the allowance for loan losses, see Note 7 of the Notes to the Consolidated Financial Statements.

Net Income

Net income for the three months ended September 30, 2019 was $13.9 million and $0.70 per diluted share as compared to $6.5 million and $0.33 per diluted share for the same period in 2018.  Changes in net income for the three months ended September 30, 2019 compared to September 30, 2018 include: (i) a $2.5 million, or 7.3%,  increase in net interest income; (ii) a $0.8 million, or 400.0%, increase in the provision for loan losses; (iii) a $1.3 million, or 27.0%, increase in non-interest income; (iv) a $6.8 million, or 21.9%, decrease in non-interest expense; and (v) a $2.5 million, or 178.9%, increase in income tax expense.

Net income for the nine months ended September 30, 2019 was $37.5 million and $1.88 per diluted share as compared to $25.4 million and $1.28 per diluted share for the same period in 2018.  Changes in net income for the nine months ended September 30, 2019 compared to September 30, 2018 include: (i) a $3.9 million, or 3.8%, increase in net interest income; (ii) a $3.7 million, or 264.3%, increase in the provision for loan losses; (iii) a $10.5 million, or 162.8%, increase in non-interest income; (iv) a $5.3 million, or 7.0%, decrease in non-interest expense; and (v) a $3.9 million, or 61.7%, increase in income tax expense.

Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables present certain information relating to our average consolidated balance sheets and our consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities for those periods on a tax-equivalent basis based on the U.S. federal statutory tax rate. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include non-accrual loans. The yields and costs include fees and costs, which are considered adjustments to yields. Interest on non-accrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of FASB ASC 320, “Investments - Debt and Equity Securities.”

	Three Months Ended September 30,
	2019			2018
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans, net (1)(2)	$3,442,462	$41,053	4.73%	$3,157,422	$36,243	4.55%
Mortgage-backed securities, CMOs and other asset-backed securities	636,352	3,775	2.35	672,757	4,370	2.58
Taxable securities	124,372	1,034	3.30	146,085	1,254	3.41
Tax-exempt securities (2)	26,663	251	3.73	48,332	420	3.45
Deposits with banks	61,853	342	2.19	84,986	437	2.04
Total interest-earning assets (2)	4,291,702	46,455	4.29	4,109,582	42,724	4.12
Non-interest-earning assets:
Cash and due from banks	80,180			79,372
Other assets	332,120			289,933
Total assets	$4,704,002			$4,478,887

Interest-bearing liabilities:
Savings, NOW and money market deposits	$2,107,576	$5,816	1.09%	$1,955,010	$4,584	0.93%
Certificates of deposit of $100,000 or more	212,159	1,139	2.13	204,400	927	1.80
Other time deposits	60,496	300	1.97	120,410	536	1.77
Federal funds purchased and repurchase agreements	14,160	70	1.96	3,487	12	1.37
FHLB advances	244,011	1,179	1.92	269,909	1,181	1.74
Subordinated debentures	78,862	1,135	5.71	78,723	1,135	5.72
Total interest-bearing liabilities	2,717,264	9,639	1.41	2,631,939	8,375	1.26
Non-interest-bearing liabilities:
Demand deposits	1,417,159			1,343,107
Other liabilities	87,313			43,432
Total liabilities	4,221,736			4,018,478
Stockholders' equity	482,266			460,409
Total liabilities and stockholders' equity	$4,704,002			$4,478,887

Net interest income/net interest rate spread (2) (3)		36,816	2.88%		34,349	2.86%
Net interest-earning assets	$1,574,438			$1,477,643
Net interest margin (2) (4)			3.40%			3.32%
Tax-equivalent adjustment		(101)	(0.01)		(135)	(0.02)
Net interest income		$36,715			$34,214
Net interest margin (4)			3.39%			3.30%

Ratio of interest-earning assets to interest-bearing liabilities			157.94%			156.14%

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses, and include loans held for sale.
(2)	Presented on a tax-equivalent basis based on the U.S. federal statutory tax rate of 21%.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2019			2018
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans, net (1)(2)	$3,364,574	$118,712	4.72%	$3,155,093	$107,720	4.56%
Mortgage-backed securities, CMOs and other asset-backed securities	666,759	13,007	2.61	677,084	11,919	2.35
Taxable securities	142,158	3,486	3.28	175,853	4,191	3.19
Tax-exempt securities (2)	35,140	949	3.61	67,171	1,498	2.98
Deposits with banks	85,241	1,485	2.33	44,660	633	1.90
Total interest-earning assets(2)	4,293,872	137,639	4.29	4,119,861	125,961	4.09
Non-interest-earning assets:
Cash and due from banks	80,539			75,788
Other assets	321,635			287,343
Total assets	$4,696,046			$4,482,992

Interest-bearing liabilities:
Savings, NOW and money market deposits	$2,143,474	$19,182	1.20%	$1,903,172	$10,536	0.74%
Certificates of deposit of $100,000 or more	209,358	3,201	2.04	176,122	2,026	1.54
Other time deposits	80,116	1,150	1.92	101,987	1,224	1.60
Federal funds purchased and repurchase agreements	15,722	273	2.32	91,989	1,185	1.72
FHLB advances	243,544	3,455	1.90	344,677	4,447	1.72
Subordinated debentures	78,828	3,405	5.78	78,688	3,404	5.78
Total interest-bearing liabilities	2,771,042	30,666	1.48	2,696,635	22,822	1.13
Non-interest-bearing liabilities:
Demand deposits	1,372,285			1,290,782
Other liabilities	81,588			40,656
Total liabilities	4,224,915			4,028,073
Stockholders' equity	471,131			454,919
Total liabilities and stockholders' equity	$4,696,046			$4,482,992

Net interest income/interest rate spread (2) (3)		106,973	2.81%		103,139	2.96%
Net interest-earning assets	$1,522,830			$1,423,226
Net interest margin (2) (4)			3.33%			3.35%
Tax-equivalent adjustment		(418)	(0.01)		(457)	(0.02)
Net interest income		$106,555			$102,682
Net interest margin (4)			3.32%			3.33%

Ratio of interest-earning assets to interest-bearing liabilities			154.96%			152.78%

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses, and include loans held for sale.
(2)	Presented on a tax-equivalent basis based on the U.S. federal statutory tax rate of 21%.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019 Over 2018			2019 Over 2018
	Changes Due To			Changes Due To
			Net			Net
(In thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income on interest-earning assets:
Loans, net (1) (2)	$3,344	$1,466	$4,810	$7,311	$3,681	$10,992
Mortgage-backed securities, CMOs and other asset-backed securities	(225)	(370)	(595)	(292)	1,380	1,088
Taxable securities	(180)	(40)	(220)	(894)	189	(705)
Tax-exempt securities (2)	(372)	203	(169)	(966)	417	(549)
Deposits with banks	(276)	181	(95)	680	172	852
Total interest income on interest-earning assets (2)	2,291	1,440	3,731	5,839	5,839	11,678

Interest expense on interest-bearing liabilities:
Savings, NOW and money market deposits	384	848	1,232	1,470	7,176	8,646
Certificates of deposit of $100,000 or more	36	176	212	428	747	1,175
Other time deposits	(585)	349	(236)	(374)	300	(74)
Federal funds purchased and repurchase agreements	51	7	58	(1,419)	507	(912)
FHLB advances	(469)	467	(2)	(1,625)	633	(992)
Subordinated debentures	8	(8)	—	8	(7)	1
Total interest expense on interest-bearing liabilities	(575)	1,839	1,264	(1,512)	9,356	7,844
Net interest income (2)	$2,866	$(399)	$2,467	$7,351	$(3,517)	$3,834

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses, and include loans held for sale.
(2)	Presented on a tax-equivalent basis based on the U.S. federal statutory tax rate of 21%.

Analysis of Net Interest Income for the Three Months Ended September 30, 2019 and 2018

Net interest income was $36.7 million for the three months ended September 30, 2019 compared to $34.2 million for the three months ended September 30, 2018. Average net interest-earning assets increased $96.8 million to $1.6 billion for the three months ended September 30, 2019 compared to $1.5 billion for the three months ended September 30, 2018. The increase in average net interest-earning assets reflects organic growth in loans and a decrease in average borrowings, partially offset by an increase in average deposits and a decrease in average investment securities. Tax-equivalent net interest margin increased to 3.40% for the three months ended September 30, 2019 compared to 3.32% for the three months ended September 30, 2018. The increase in tax-equivalent net interest margin for 2019 compared to 2018 reflects the higher average yield on loans, partially offset by a lower average yield on investment securities, coupled with higher overall funding costs due in part to the Fed Funds rate increases in 2018.

Total interest income increased $3.8 million, or 8.8%, to $46.4 million for the three months ended September 30, 2019 from $42.6 million for the same period in 2018, as average interest-earning assets increased $182.1 million, or 4.4%, to $4.3 billion for the three months ended September 30, 2019 compared to $4.1 billion for the same period in 2018. The increase in average interest-earning assets for the three months ended September 30, 2019 compared to 2018 reflects organic growth in loans, partially offset by a decrease in average investment securities. The tax-equivalent average yield on interest-earning assets was 4.29% for the quarter ended September 30, 2019 compared to 4.12% for the quarter ended September 30, 2018.

Interest income on loans increased $4.8 million to $41.0 million for the three months ended September 30, 2019 over 2018, primarily due to growth in the loan portfolio. For the three months ended September 30, 2019, average loans grew by $285.0 million, or 9.0%, to $3.4 billion as compared to $3.2 billion for the same period in 2018. The increase in average loans was the result of organic growth in commercial real estate mortgage loans, multi-family mortgage loans,  commercial and industrial loans, and real estate construction and land loans, partially offset by a decrease in residential mortgage loans. The tax-equivalent yield on average loans was 4.73% for the third quarter of 2019 and 4.55% for the same period in 2018. We remain committed to growing loans with prudent underwriting, sensible pricing, and limited credit and extension risk.

Interest income on investment securities was $5.0 million for the three months ended September 30, 2019 compared to $6.0 million for the same period in 2018. Interest income on securities included net amortization of premiums on securities of $1.2 million for the three months ended September 30, 2019 compared to $0.8 million for the same period in 2018. For the three months ended September 30, 2019, average total investment securities decreased by $79.8 million, or 9.2%, to $787.4 million as compared to $867.2 million for the same period in 2018. The tax-equivalent average yield on total investment securities was 2.55% for the three months ended September 30, 2019 and 2.77% for the three months ended September 30, 2018.

Total interest expense increased to $9.6 million for the three months ended September 30, 2019 as compared to $8.4 million for the same period in 2018. The increase in interest expense for the three months ended September 30, 2019 is a result of the increase in the cost of average interest-bearing liabilities coupled with an increase in average deposits, partially offset by a decrease in average borrowings. The cost of average interest-bearing liabilities was 1.41% for the three months ended September 30, 2019 and 1.26% for the three months ended September 30, 2018. The increase in the cost of average interest-bearing liabilities is primarily due to higher overall funding costs due in part to the Fed Funds rate increases in 2018. Average total interest-bearing liabilities were $2.7 billion for the three months ended September 30, 2019 and $2.6 billion for the same period in 2018 due to an increase in average deposits, partially offset by a decrease in average borrowings.

For the three months ended September 30, 2019, average total deposits increased by $174.5 million to $3.8 billion as compared to $3.6 billion for the three months ended September 30, 2018 due to increases in average savings, NOW and money market accounts, and average demand deposits, partially offset by a decrease in average certificates of deposit. The average balance of savings, NOW and money market accounts increased $152.6 million, or 7.8%, to $2.1 billion for the three months ended September 30, 2019 compared to $2.0 billion for the three months ended September 30, 2018. The cost of average savings, NOW and money market deposits was 1.09% for the 2019 third quarter compared to 0.93% for the 2018 third quarter. Average demand deposits totaled $1.4 billion for the three months ended September 30, 2019 compared to $1.3 billion for the three months ended September 30, 2018. Average balances in certificates of deposit decreased $52.1 million, or 16.1%, to $272.7 million for the three months ended September 30, 2019 compared to $324.8 million for the three months ended September 30, 2018. The cost of average certificates of deposit increased to 2.09% for the three months ended September 30, 2019 compared to 1.79% for the same period in 2018. Average public fund deposits comprised 14.6% of total average deposits during the 2019 third quarter and 13.8% for the 2018 third quarter.

Average federal funds purchased and repurchase agreements increased $10.7 million, or 306.1%, to $14.2 million for the three months ended September 30, 2019 compared to $3.5 million for the same period in 2018. The cost of average federal funds purchased and repurchase agreements was 1.96% for the 2019 third quarter compared to 1.37% for the 2018 third quarter. Average FHLB advances decreased $25.9 million, or 9.6%, to $244.0 million for the three months ended September 30, 2019 compared to $269.9 million for the three months ended September 30, 2018.

Analysis of Net Interest Income for the Nine Months Ended September 30, 2019 and 2018

Net interest income was $106.6 million for the nine months ended September 30, 2019 compared to $102.7 million for the nine months ended September 30, 2018. Average net interest-earning assets increased $99.6 million to $1.5 billion for the nine months ended September 30, 2019 compared to $1.4 billion for the nine months ended September 30, 2018. The increase in average net interest-earning assets reflects organic growth in loans and a decrease in average borrowings, partially offset by an increase in average deposits and a decrease in average investment securities. Tax-equivalent net interest margin decreased to 3.33% for the nine months ended September 30, 2019 compared to 3.35% for the nine months ended September 30, 2018. The decrease in tax-equivalent net interest margin for 2019 compared to 2018 reflects the higher overall funding costs due in part to the Fed Funds rate increases in 2018, partially offset by a higher average yield on investment securities and loans, coupled with a lower volume of borrowings in 2018.

Total interest income increased $11.7 million, or 9.3%, to $137.2 million for the nine months ended September 30, 2019 from $125.5 million for the same period in 2018, as average interest-earning assets increased $174.0 million, or 4.2%, to $4.3 billion for the nine months ended September 30, 2019 compared to $4.1 billion for the same period in 2018. The increase in average interest-earning assets for the nine months ended September 30, 2019 compared to 2018 reflects organic growth in loans, partially offset by a decrease in average investment securities. The tax-equivalent average yield on interest-earning assets was 4.29% for the nine months ended September 30, 2019 compared to 4.09% for the same period in 2018.

Interest income on loans increased $10.9 million to $118.5 million for the nine months ended September 30, 2019 over 2018, primarily due to growth in the loan portfolio. For the nine months ended September 30, 2019, average loans grew by $209.5 million, or 6.6%, to $3.4 billion as compared to $3.2 billion for the same period in 2018. The increase in average loans was the result of organic growth in commercial real estate mortgage loans, commercial and industrial loans, multi-family mortgage loans,  real estate construction and land loans, and residential mortgage loans. The tax-equivalent yield on average loans was 4.72% for the nine months ended September 30, 2019 and 4.56% for the same period in 2018. We remain committed to growing loans with prudent underwriting, sensible pricing, and limited credit and extension risk.

Interest income on investment securities was $17.2 million for the nine months ended September 30, 2019 compared to $17.3 million for the same period in 2018. Interest income on securities included net amortization of premiums on securities of $2.7 million for the nine months ended September 30, 2019 compared to $3.3 million for the same period in 2018. For the nine months ended September 30, 2019, average total investment securities decreased by $76.0 million, or 8.3%, to $844.1 million as compared to $920.1 million for the same period in 2018. The tax-equivalent average yield on total investment securities was 2.76% for the nine months ended September 30, 2019 and 2.56% for the nine months ended September 30, 2018.

Total interest expense increased to $30.7 million for the nine months ended September 30, 2019 as compared to $22.8 million for the same period in 2018. The increase in interest expense for the nine months ended September 30, 2019 is a result of the increase in the cost of average interest-bearing liabilities coupled with an increase in average deposits, partially offset by a decrease in average borrowings. The cost of average interest-bearing liabilities was 1.48% for the nine months ended September 30, 2019 and 1.13% for the nine months ended September 30, 2018. The increase in the cost of average interest-bearing liabilities is primarily due to higher overall funding costs due in part to the Fed Funds rate increases in 2018. Average total interest-bearing liabilities were $2.8 billion for the nine months ended September 30, 2019 and $2.7 billion for the same period in 2018 due to an increase in average deposits, partially offset by a decrease in average borrowings.

For the nine months ended September 30, 2019, average total deposits increased by $333.2 million to $3.8 billion as compared to $3.5 billion for the nine months ended September 30, 2018 due to increases in average savings, NOW and money market accounts, average demand deposits, and average certificates of deposit. The average balance of savings, NOW and money market accounts increased $240.3 million, or 12.6%, to $2.1 billion for the nine months ended September 30, 2019 compared to $1.9 billion for the nine months ended September 30, 2018. The cost of average savings, NOW and money market deposits was 1.20% for the nine months ended September 30, 2019 compared to 0.74% for the nine months ended September 30, 2018. Average demand deposits totaled $1.4 billion for the nine months ended September 30, 2019 compared to $1.3 billion for the same period in 2018. Average balances in certificates of deposit increased $11.4 million, or 4.1%, to $289.5 million for the nine months ended September 30, 2019 compared to $278.1 million for the nine months ended September 30, 2018. The cost of average certificates of deposit increased to 2.01% for the nine months ended September 30, 2019 compared to 1.56% for the same period in 2018. Average public fund deposits comprised 15.7% of total average deposits during the nine months ended September 30, 2019 compared to 16.1% for the same period in 2018.

Average federal funds purchased and repurchase agreements decreased $76.3 million, or 82.9%, to $15.7 million for the nine months ended September 30, 2019 compared to $92.0 million for the same period in 2018. The cost of average federal funds purchased and repurchase agreements was 2.32% for the nine months ended September 30, 2019 compared to 1.72% for the same period in 2018. Average FHLB advances decreased $101.2 million, or 29.3%, to $243.5 million for the nine months ended September 30, 2019 compared to $344.7 million for the nine months ended September 30, 2018.

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

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $1.0 million and $5.1 million was recorded during the three and nine months ended September 30, 2019, respectively, compared to a provision for loan losses of $0.2 million and $1.4 million, respectively, during the same periods in 2018. Net recoveries were $2 thousand for the quarter ended September 30, 2019 compared to net recoveries of $17 thousand for the quarter ended September 30, 2018. Net charge-offs were $4.3 million for the nine months ended September 30, 2019 compared to net charge-offs of $1.2 million for the nine months ended September 30, 2018. The increase in net charge-offs during the nine months ended September 30, 2019, relates primarily to the $3.7 million charge-off related to one CRE loan totaling $16.3 million which was written down to the loan’s estimated fair value of $12.6 million and moved into loans held for sale in June 2019. The ratio of the allowance for loan losses to non-accrual loans was 764%, 1,119% and 1,639%, at September 30, 2019, December 31, 2018, and September 30, 2018, respectively. The allowance for loan losses totaled $32.2 million at September 30, 2019 as compared to $31.4 million at December 31, 2018 and $31.9 million at September 30, 2018. The allowance as a percentage of total loans was 0.92% at September 30, 2019, compared to 0.96% at December 31, 2018 and 1.00% at September 30, 2018. We continue to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties and the New York City boroughs.

Loans totaling $82.5 million, or 2.4%, of total loans at September 30, 2019 were categorized as classified loans compared to $87.9 million, or 2.7%, at December 31, 2018 and $71.5 million, or 2.2%, at September 30, 2018. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans because we have information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly.

At September 30, 2019, $34.0 million of classified loans were commercial real estate (“CRE”) loans. Of the $34.0 million of CRE loans, $33.3 million were current and $0.7 million were past due. At September 30, 2019, $11.8 million of classified loans were residential real estate loans, with $9.8 million current and $2.0 million past due. Commercial, industrial, and agricultural loans represented $35.1 million of classified loans, with $33.7 million current and $1.4 million past due. Taxi medallion loans represented $9.6 million of the classified commercial, industrial and agricultural loans at September 30, 2019. All of our taxi medallion loans are collateralized by New York City medallions and have personal guarantees. All taxi medallion loans were current as of September 30, 2019. No new originations of taxi medallion loans are currently planned and we expect these balances to continue to decline through amortization and pay-offs. In January 2019, seven taxi medallion loans totaling $6.2 million, net of charge-offs, were paid off under settlements we accepted.  The charge-offs related to these settlements were recognized in the 2018 fourth quarter.  At September 30, 2019, there was $0.8 million of classified consumer loans substantially all of which were current; $0.4 million of classified multi-family loans which were current; and $0.4 million of classified real estate construction and land loans, with $0.3 million current and $0.1 million past due.

CRE loans, including multi-family loans, represented $2.2 billion, or 62.7%, of the total loan portfolio at September 30, 2019 compared to $2.0 billion, or 59.9%, at December 31, 2018 and $1.9 billion, or 60.4%, at September 30, 2018. Our underwriting standards for CRE loans require an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, our underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. We consider charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on CRE values when evaluating the appropriate level of the allowance for loan losses.

As of September 30, 2019 and December 31, 2018, we had individually impaired loans as defined by FASB ASC No. 310, “Receivables” of $32.7 million and $19.4 million, respectively. For a loan to be considered impaired, we determine after review whether it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. We apply our normal loan review procedures in making these judgments. Impaired loans include individually classified non-accrual loans and troubled debt restructuring loans (“TDRs”). At September 30, 2019, impaired loans also included $2.5 million in other impaired performing loans which were related to borrowers with other performing TDRs, two of which are being restructured as TDRs in the 2019 fourth quarter. At December 31, 2018, impaired loans also included $2.7 million in other impaired performing loans related to three taxi medallion loans which paid off in January 2019. For impaired loans, we evaluate the impairment of the loan in accordance with FASB ASC 310‑10‑35‑22. Impairment is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate. For loans that are collateral dependent, the fair value of the collateral less costs to sell is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral less costs to sell or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. The increase in impaired loans from December 31, 2018 was primarily attributable to new TDRs, partially offset by the payoff of certain TDRs and other impaired performing loans during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we modified certain loans as TDRs totaling $20.3 million.

Non-accrual loans were $4.2 million, or 0.12%, of total loans at September 30, 2019, and $2.8 million, or 0.09%, of total loans at December 31, 2018. TDRs represent $436 thousand of the non-accrual loans at September 30, 2019 and $133 thousand of the non-accrual loans at December 31, 2018.

There was no other real estate owned at September 30, 2019.  At December 31, 2018, other real estate owned totaled $0.2 million.

The following table presents changes in the allowance for loan losses:

	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018
Beginning balance	$31,418	$31,707
Charge-offs:
Commercial real estate mortgage loans	(3,670)	—
Residential real estate mortgage loans	—	(24)
Commercial, industrial and agricultural loans	(796)	(1,708)
Installment/consumer loans	(13)	(4)
Total	(4,479)	(1,736)
Recoveries:
Commercial real estate mortgage loans	—	—
Residential real estate mortgage loans	112	2
Commercial, industrial and agricultural loans	12	494
Installment/consumer loans	10	2
Total	134	498
Net charge-offs	(4,345)	(1,238)
Provision for loan losses charged to operations	5,100	1,400
Ending balance	$32,173	$31,869

Allocation of Allowance for Loan Losses

The following table presents the allocation of the total allowance for loan losses by loan classification:

	September 30, 2019		December 31, 2018
		Percentage of Loans		Percentage of Loans
(Dollars in thousands)	Amount	to Total Loans	Amount	to Total Loans
Commercial real estate mortgage loans	$11,929	43.5%	$10,792	42.0%
Multi-family mortgage loans	2,990	19.2	2,566	17.9
Residential real estate mortgage loans	1,908	14.2	3,935	15.9
Commercial, industrial and agricultural loans	14,081	19.1	12,722	19.8
Real estate construction and land loans	998	3.3	1,297	3.8
Installment/consumer loans	267	0.7	106	0.6
Total	$32,173	100.0%	$31,418	100.0%

Non-Interest Income

Total non-interest income increased $1.3 million to $6.2 million during the three months ended September 30, 2019 compared to $4.9 million for the three months ended September 30, 2018. The increase in total non-interest income was driven by a $1.2 million increase in loan swap fees, a $0.1 million increase in title fees, and a $0.1 million increase in gain on sale of Small Business Administration (“SBA”) loans, partially offset by a $0.1 million decrease in other operating income.

Total non-interest income increased $10.5 million to $17.0 million during the nine months ended September 30, 2019 compared to $6.5 million for the nine months ended September 30, 2018. The increase in total non-interest income was driven by an $8.1 million increase in net securities gains, primarily attributable to a $7.9 million net securities loss related to the balance sheet restructure in the 2018 second quarter, a $2.5 million increase in loan swap fees, and a $0.3 million increase in service charges and other fees, partially offset by a $0.3 million decrease in other operating income and a $0.2 million decrease in title fees.

Non-Interest Expense

Total non-interest expense was $24.2 million during the three months ended September 30, 2019 compared to $31.0 million for the three months ended September 30, 2018. The decrease was primarily due to the impact of the $9.5 million fraud loss recorded for the three months ended September 30, 2018 and lower FDIC assessments, partially offset by higher salaries and benefits, technology and communications, occupancy and equipment, and other operating expenses.

Total non-interest expense was $70.8 million during the nine months ended September 30, 2019 compared to $76.1 million for the nine months ended September 30, 2018. The decrease was primarily due to the impact of the $9.5 million fraud loss recorded in 2018, and lower FDIC assessments and professional services in 2019, partially offset by higher salaries and benefits, technology and communications, occupancy and equipment, marketing and advertising, and other operating expenses in the nine months ended September 30, 2019 compared to the same period in 2018.

Salaries and benefits increased $2.2 million to $14.3 million for the three months ended September 30, 2019 compared to the same period in 2018. The increase in salaries and benefits for the three months ended September 30, 2019 compared to the same period in 2018 is primarily due to additional staff related to business development and risk management. Occupancy and equipment increased $0.2 million to $3.5 million for the three months ended September 30, 2019 compared to the same period in 2018. Technology and communications increased $0.5 million to $2.1 million for the three months ended September 30, 2019 compared to the same period in the prior year, related to investments in new software and systems in the 2019 period. Other operating expenses increased $0.2 million to $1.8 million for the three months ended September 30, 2019 compared to the same period in 2018. FDIC assessments decreased $0.4 million to $18 thousand for the three months ended September 30, 2019, compared to the same period in 2018 due to an FDIC assessment credit totaling $0.4 million in 2019. The Company incurred a $9.5 million pre-tax charge in the three months ended September 30, 2018 related to the fraudulent conduct of a business customer through its deposit accounts at BNB.

Salaries and benefits increased $3.2 million to $41.2 million for the nine months ended September 30, 2019 compared to the same period in 2018. The increase in salaries and benefits for the nine months ended September 30, 2019 compared to the same period in 2018 is primarily due to additional staff related to business development and risk management. Occupancy and equipment increased $0.8 million to $10.6 million for the nine months ended September 30, 2019 compared to the same period in 2018. Technology and communications increased $1.0 million to $5.8 million for the nine months ended September 30, 2019 compared to the same period in the prior year, related to investments in new software and systems in the 2019 period. Professional services expenses decreased $0.5 million to $2.6 million for the nine months ended September 30, 2019, compared to the same period in 2018. FDIC assessments decreased $0.6 million for the nine months ended September 30, 2019, compared to the same period in 2018 primarily due to an FDIC assessment credit totaling $0.4 million in the three months ended September 30, 2019. Other operating expenses increased $0.2 million to $5.6 million for the nine months ended September 30, 2019, compared to the same period in 2018.

Income Taxes

Income tax expense was $3.9 million for the three months ended September 30, 2019 compared to $1.4 million for the three months ended September 30, 2018, reflecting higher income before income taxes. The effective tax rate was 21.7% for the three months ended September 30, 2019 compared to 17.4% for the same period in 2018.

Income tax expense was $10.1 million for the nine months ended September 30, 2019 compared to $6.3 million for the nine months ended September 30, 2018, reflecting higher income before income taxes. The effective tax rate was 21.3% for the nine months ended September 30, 2019 compared to 19.8% for the same period in 2018. We estimate we will record income tax at an effective tax rate of approximately 22% for the remainder of 2019.

Financial Condition

Total assets were $4.7 billion at September 30, 2019, $35.3 million higher than December 31, 2018. Cash and cash equivalents decreased $164.2 million, or 55.6%, to $131.2 million at September 30, 2019 compared to December 31, 2018. Total securities decreased $86.2 million, or 10.0%, to $778.9 million at September 30, 2019 compared to December 31, 2018. Total loans held for investment, net, increased $232.5 million, or 7.1%, to $3.5 billion at September 30, 2019 compared to December 31, 2018. Our focus is on our ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality.

Total liabilities were $4.2 billion at September 30, 2019, $2.7 million higher than December 31, 2018. Total deposits decreased $143.1 million, or 3.7%, to $3.7 billion at September 30, 2019, compared to December 31, 2018. Certificates of deposit decreased $59.7 million, or 18.1%, to $270.0 million at September 30, 2019 compared to December 31, 2018. Demand deposits decreased $23.8 million, or 1.6%, to $1.4 billion at September 30, 2019 compared to December 31, 2018. Savings, NOW and money market deposits decreased $59.6 million, or 2.8%, to $2.0 billion at September 30, 2019 compared to December 31, 2018. FHLB advances increased $96.6 million to $337.0 million at September 30, 2019 compared to December 31, 2018.

Total stockholders' equity was $486.4 million at September 30, 2019, an increase of $32.6 million, or 7.2%, from December 31, 2018, primarily due to net income of $37.5 million, a decrease in accumulated other comprehensive loss, net of deferred income taxes, of $6.9 million and share based compensation of $2.8 million, partially offset by $13.8 million in dividends. During the nine months ended September 30, 2019, there were 22,600 shares purchased under the 2019 Stock Repurchase Program.

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

The Holding Company’s principal sources of liquidity included cash and cash equivalents of $3.2 million as of September 30, 2019, and dividend capabilities from the Bank. Cash available for distribution of dividends to our shareholders is primarily derived from dividends paid by the Bank to the Holding Company. For the nine months ended September 30, 2019, the Bank paid $20.0 million in cash dividends to the Holding Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank's net income of that year combined with its retained net income of the preceding two years. As of September 30, 2019, the Bank has $71.6 million of retained net income available for dividends to the Holding Company. In the event the Holding Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Holding Company did not make any capital contributions to the Bank during the nine months ended September 30, 2019.

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

The Bank's Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At September 30, 2019, the Bank had aggregate lines of credit of $373.0 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $353.0 million is available on an unsecured basis. As of September 30, 2019, the Bank had no overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of September 30, 2019, the Bank had $47.0 million FHLB overnight borrowings outstanding and $290.0 million outstanding in FHLB term borrowings. As of December 31, 2018, the Bank had no FHLB overnight borrowings outstanding and $240.4 million outstanding in FHLB term borrowings. The Bank had $1.0 million and $0.5 million at September 30, 2019 and December 31, 2018, respectively, of securities sold under agreements to repurchase outstanding with customers and no such agreements outstanding with brokers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of September 30, 2019, the Bank had $42.1 million outstanding in brokered certificates of deposit and $20.1 million outstanding in brokered money market accounts. As of December 31, 2018, the Bank had $101.6 million outstanding in brokered certificates of deposit and $150.2 million outstanding in brokered money market accounts.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital to risk weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at September 30, 2019 and December 31, 2018.

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

As of September 30, 2019, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution's category.

In accordance with the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9 percent, will be eligible to opt into a community bank leverage ratio framework (“qualifying community banking organizations”). Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9 percent will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action statutes. The agencies reserved the authority to disallow the use of the community bank leverage ratio framework by a financial institution or holding company, based on the risk profile of the organization.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at September 30, 2019 and December 31, 2018:

	September 30, 2019
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets:
Consolidated	$386,808	10.4%	$167,537	4.5%	$260,614	7.0%	n/a	n/a
Bank	462,374	12.4	167,530	4.5	260,602	7.0	$241,987	6.5%
Total capital to risk-weighted assets:
Consolidated	499,257	13.4	297,844	8.0	390,921	10.5	n/a	n/a
Bank	494,823	13.3	297,830	8.0	390,902	10.5	372,288	10.0
Tier 1 capital to risk-weighted assets:
Consolidated	386,808	10.4	223,383	6.0	316,460	8.5	n/a	n/a
Bank	462,374	12.4	223,373	6.0	316,445	8.5	297,830	8.0
Tier 1 capital to average assets:
Consolidated	386,808	8.4	184,165	4.0	n/a	n/a	n/a	n/a
Bank	462,374	10.0	184,169	4.0	n/a	n/a	230,211	5.0

	December 31, 2018
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets:
Consolidated	$360,688	10.4%	$155,836	4.5%	$220,767	6.375%	n/a	n/a
Bank	438,963	12.7	155,831	4.5	220,761	6.375	$225,089	6.5%
Total capital to risk-weighted assets:
Consolidated	472,382	13.6	277,041	8.0	341,973	9.875	n/a	n/a
Bank	470,657	13.6	277,033	8.0	341,963	9.875	346,291	10.0
Tier 1 capital to risk-weighted assets:
Consolidated	360,688	10.4	207,781	6.0	272,712	7.875	n/a	n/a
Bank	438,963	12.7	207,775	6.0	272,704	7.875	277,033	8.0
Tier 1 capital to average assets:
Consolidated	360,688	8.1	177,782	4.0	n/a	n/a	n/a	n/a
Bank	438,963	9.9	177,776	4.0	n/a	n/a	222,220	5.0

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

At September 30, 2019, $657.4 million, or 87.6%, of our available for sale and held to maturity securities had fixed interest rates. At September 30, 2019, $2.7 billion, or 77.6%, of our loan portfolio had adjustable or floating interest rates. Changes in interest rates affect the value of our interest-earning assets and, in particular, our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest-earning assets, which could adversely affect our stockholders' equity and results of operations if sold. We are also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans we originate and the average life of loans and securities, which can impact the yields earned on our loans and securities. In periods of decreasing interest rates, the average life of loans and securities we hold may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans.

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

In addition to the above scenarios, we consider other non-parallel rate shifts that would also exert pressure on earnings. The current low interest rate environment presents the possibility for a flattening of the yield curve. During the nine months ended September 30, 2019, the yield on U.S. Treasury 10-year notes decreased 101 basis points from 2.69% to 1.68%, while the yield on 3-month Treasury bills decreased 57 basis points from 2.45% to 1.88%. The decreased gap between short-term and long-term yields resulted in a flatter yield curve at September 30, 2019 versus December 31, 2018. A continued flattening of the yield curve in 2019 may adversely affect net interest income as borrowers tend to refinance higher-rate fixed rate loans at lower rates and we may not be able to reinvest those prepayments in assets earning interest rates as high as the rates on those prepaid assets.

The following reflects our net interest income sensitivity analysis at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$700	0.48%	$12,965	8.85%
100	428	0.29	8,343	5.69
Static	—	—	—	—
(100)	(1,245)	(0.85)	(4,458)	(3.04)

	December 31, 2018
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$(2,212)	(1.57)%	$8,767	6.23%
100	(898)	(0.64)	7,355	5.23
Static	—	—	—	—
(100)	(435)	(0.31)	(266)	(0.19)

As noted in the table above, a 200-basis point increase in interest rates is projected to increase net interest income by 0.48% in year 1 and increase net interest income by 8.85% in year 2. Our balance sheet sensitivity to such a move in interest rates at September 30, 2019 decreased as compared to December 31, 2018 (which was a decrease of 1.57% in net interest income over a twelve-month period). This decrease is the result of an increase in non-interest-bearing demand deposits and a reduction in brokered deposits, coupled with a higher portion of our loans repricing to market rates. We also continue to show the ability to hold the costs of interest-bearing deposits to below market rates.  Overall, our strategy is shifting to a focus on reducing our exposure to falling rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio decreased from 3.05 years at December 31, 2018 to 2.28 years at September 30, 2019.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, the resolution of any such pending or threatened litigation is not expected to have a material adverse effect on the Company's consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by the disclosure in Item 1A, Risk Factors, included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Stock Repurchases.

The following table presents information in connection with repurchases of our shares of common stock during the three months ended September 30, 2019:

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares That May
	Total Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
	Purchased (1)	Paid per Share	or Programs	Programs (2)
July 1, 2019 through July 31, 2019	350	$29.32	—	988,600
August 1, 2019 through August 31, 2019	11,265	27.10	11,200	977,400
September 1, 2019 through September 30, 2019	65	29.43	—	977,400
Total	11,680	27.18	11,200

(1)	Includes shares withheld by the Company to pay the taxes associated with the vesting of restricted stock awards.
(2)

The Board of Directors approved a stock repurchase plan in March 2006 that authorized the repurchase of 309,000 shares. In February 2019, the Company announced the adoption of a new stock repurchase plan for up to 1,000,000 shares, replacing the previous plan. There is no expiration date for the stock repurchase plan. 11,200 shares were purchased under the repurchase program during the three months ended September 30, 2019.

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
101

The following financial statements from Bridge Bancorp, Inc.'s Quarterly Report on Form 10‑Q for the Quarter Ended September 30, 2019, filed on November 8, 2019, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the Three and Nine Months Ended  September 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2019 and 2018, (iv) Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

BRIDGE BANCORP, INC.
Registrant

November 8, 2019	/s/ Kevin M. O'Connor
Kevin M. O'Connor
President and Chief Executive Officer

November 8, 2019	/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and Chief Financial Officer