Form 10-K
period 2019-12-31
BRIDGE BANCORP, INC.
filed 2020-03-11
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019	Commission File No. 001‑34096

BRIDGE BANCORP, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 537‑1000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	BDGE	NASDAQ STOCK MARKET, LLC

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

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2019, was $484,470,967.

The number of shares of the Registrant’s common stock outstanding on February 28, 2020 was 19,842,716.

Portions of the following documents are incorporated into the Parts of this Report on Form 10‑K indicated below:

The Registrant’s definitive Proxy Statement for the 2020 Annual Meeting to be filed pursuant to Regulation 14A on or before April 29, 2020 (Part III).

PART I

In this Annual Report on Form 10-K, unless otherwise mentioned, the terms the “Company”, “we”, “us” and “our” refer to Bridge Bancorp, Inc. and its wholly-owned subsidiary, BNB Bank (the “Bank”). We use the term “Holding Company” to refer solely to Bridge Bancorp, Inc. and not to its consolidated subsidiary.

Item 1. Business

Bridge Bancorp, Inc., (the “Registrant” or “Holding Company”) is a registered bank holding company for BNB Bank, which was known as The Bridgehampton National Bank prior to the Bank’s conversion to a New York chartered commercial bank in December 2017. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. Since commencing business in March 1989, the Holding Company has functioned primarily as the holder of all of the Bank’s common stock.  In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”), as an operating subsidiary. The assets of BCI are viewed by the bank regulators as part of the Bank’s assets in consolidation. Our bank operations also include Bridge Abstract LLC (“Bridge Abstract”), a wholly-owned subsidiary of BNB Bank, which is a broker of title insurance services.  In October 2009, the Company formed Bridge Statutory Capital Trust II (the “Trust”) as a subsidiary, which sold $16.0 million of 8.5% cumulative convertible Trust Preferred Securities (the “Trust Preferred Securities”) in a private placement to accredited investors. The Trust Preferred Securities were redeemed effective January 18, 2017 and the Trust was cancelled effective April 24, 2017.

The Bank was established in 1910 and is headquartered in Bridgehampton, New York. We operate 40 branch locations in the primary market areas of Suffolk and Nassau Counties on Long Island and the New York City boroughs, including 36 in Suffolk and Nassau Counties, two in Queens and two in Manhattan. For over a century, we have maintained our focus on building customer relationships in our market area. Our mission is to grow through the provision of exceptional service to our customers, our employees, and the community. We strive to achieve excellence in financial performance and build long-term shareholder value. We engage in a  full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities in our market area. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family mortgage loans; (3) residential mortgage loans; (4) secured and unsecured commercial and consumer loans; (5) home equity loans; (6) construction and land loans; (7) Federal Home Loan Bank (“FHLB”),  Federal National Mortgage Association (“Fannie Mae”),  Government National Mortgage Association (“Ginnie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) New York State and local municipal obligations; (9) U.S. government-sponsored enterprise (“U.S. GSE”) securities; and (10) corporate bonds.  We also offer the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, providing multi-millions of dollars of Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits to our customers. In addition, we offer merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, and individual retirement accounts as well as investment services through Bridge Financial Services LLC, which offers a full range of investment products and services through a third-party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. Our customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

As of December 31, 2019,  we had 496 full-time equivalent employees. We provide a variety of employment benefits and consider our relationship with our employees to be positive. In addition, we maintain equity incentive plans under which we may issue shares of our common stock. Refer to Note 16. “Stock-Based Compensation Plans” for further details of our equity incentive plans.

All phases of our business are highly competitive. We face direct competition from a significant number of financial institutions operating in our market area, many with a statewide or regional presence, and in some cases, a national presence. There is also competition for banking business from competitors outside of our market areas. Most of these competitors are significantly larger than us, and therefore have greater financial and marketing resources and lending limits than us. The fixed cost of regulatory compliance remains high for community banks as compared to their larger competitors that are able to achieve economies of scale. We consider our major competition to be local commercial banks as well as other commercial banks with branches in our market area. Other competitors include savings banks, credit unions,

Page -1-

mortgage brokers and financial services firms other than financial institutions,  such as investment and insurance companies. Increased competition within our market areas may limit growth and profitability.  Additionally, as our market area expands westward, competitive pressure in new markets is expected to be strong. The title insurance abstract subsidiary also faces competition from other title insurance brokers as well as directly from the companies that underwrite title insurance. In New York State, title insurance is obtained on most transfers of real estate and mortgage transactions.

Our principal market areas are Suffolk and Nassau Counties on Long Island and the New York City boroughs, with our legacy markets being primarily in Suffolk County and our newer expansion markets being primarily in Nassau County, Queens and Manhattan. Long Island has a population of approximately 3 million and both counties are relatively affluent and well-educated, enjoying above average median household incomes. In total, Long Island has a sizable industry base with a majority of Suffolk County tending towards high-tech manufacturing and Nassau County favoring wholesale and retail trade.  Suffolk County, particularly Eastern Long Island, is semi-rural and also the point of origin for us. Surrounded by water and including the Hamptons and North Fork, the region is a recreational destination for the New York metropolitan area, and a highly regarded resort locale worldwide. While the local economy flourishes in the summer months as a result of the influx of tourists and second homeowners, the year-round population has grown considerably in recent years, resulting in a reduction of the seasonal fluctuations in the economy, which has boosted our legacy market opportunities. Our opportunities in Nassau County are vast as there is a deposit base totaling approximately $17 billion across the zip codes in which we operate. As we had $447.7 million, or 3%, of this Nassau County deposit base at December 31, 2019, there is much room for growth in these expansion markets. Industries represented across the principal market areas include retail establishments; construction and trades; restaurants and bars; lodging and recreation; professional entities; real estate; health services; passenger transportation; high-tech manufacturing; and agricultural and related businesses. Given its proximity, Long Island’s economy is closely linked with New York City’s and major employers in the area include municipalities, school districts, hospitals, and financial institutions.

Since 2010, we have opened 16 branch locations in New York, including nine branches over the last six years, to continue expansion into new markets and strengthen the Bank’s position in existing markets. In 2014, we opened three branches in Suffolk County: in Bay Shore, Port Jefferson and Smithtown. In 2017, we again opened three branches in Suffolk County: one in Riverhead, capitalizing on a market opportunity presented by the sale of Suffolk County National Bank to People’s United Bank in the second quarter, one in East Moriches, and a drive-up facility located in Sag Harbor. We also opened a branch in Astoria, Queens in 2017. In 2018, we opened a limited service branch in Suffolk County located in Melville. In 2019, we opened a limited service branch in Manhattan.

During 2017, we conducted a branch rationalization study analyzing branch performance and market opportunities. As a result of the study, and in an effort to increase efficiency and remove branch redundancy, we closed six locations in the first quarter of 2018. The branches closed in Suffolk County, New York were located in Cutchogue, Center Moriches, and Melville. The branches closed in Nassau County, New York were located in Massapequa, New Hyde Park and Hewlett.

The Holding Company, the Bank and its subsidiaries, with the exception of the real estate investment trust, which files its own federal and state income tax returns, report their income on a consolidated basis using the accrual method of accounting and are subject to federal and state income taxation. In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses realized by banks from the sale of available for sale securities are generally treated as ordinary income, rather than capital gains or losses. We are subject to the New York State Franchise Tax on Banking Corporations based on certain criteria. The taxation of net income is similar to federal taxable income subject to certain modifications. On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“Tax Act”), resulting in significant changes to existing tax law, including a lower federal statutory tax rate of 21%.  The Tax Act was generally effective as of January 1, 2018.  In the fourth quarter of 2017, we recorded a charge of $7.6 million, which consisted primarily of the deferred tax asset remeasurement from the previous 35% federal statutory rate to the new 21% federal statutory tax rate.

Mergers and Acquisitions

Hamptons State Bank (“HSB”)

In May 2011, we acquired HSB, which increased our presence in an existing market with a branch located in the Village of Southampton.

Page -2-

First National Bank of New York

In  February 2014, we acquired FNBNY Bancorp and its wholly-owned subsidiary, the First National Bank of New York (collectively “FNBNY”) at a purchase price of $6.1 million, subject to certain post-closing adjustments, and issued an aggregate of 240,598 of our shares in exchange for all the issued and outstanding stock of FNBNY. At acquisition, FNBNY had total acquired assets on a fair value basis of $211.9 million, with loans of $89.7 million, investment securities of $103.2 million and deposits of $169.9 million. The transaction expanded our geographic footprint into Nassau County, complemented the existing branch network and enhanced asset generation capabilities.

Community National Bank (“CNB”)

In  June 2015, we acquired CNB at a purchase price of $157.5 million, issued an aggregate of 5.647 million of our common shares in exchange for all the issued and outstanding common stock of CNB and recorded goodwill of $96.5 million, which is not deductible for tax purposes.  At acquisition, CNB had total acquired assets on a fair value basis of $895.3 million, with loans of $729.4 million, investment securities of $90.1 million and deposits of $786.9 million.  The transaction expanded our geographic footprint across Long Island including Nassau County, Queens and into New York City. The transaction complemented our existing branch network and enhanced asset generation capabilities.

We will continue to seek opportunities to expand our reach into other contiguous markets by network expansion, or through the addition of professionals with established customer relationships. We routinely add to our menu of products and services, continually meeting the needs of consumers and businesses. We believe positive outcomes in the future will result from the expansion of our geographic footprint, investments in infrastructure and technology and continued focus on placing customers first.

Regulation and Supervision

BNB Bank

The Bank is a New York chartered commercial bank and a member of the Federal Reserve System (a “member bank”). The lending, investment, and other business operations of the Bank are governed by New York and federal laws and regulations, and the Bank is prohibited from engaging in any operations not specifically authorized by such laws and regulations. The Bank is subject to extensive regulation by the New York State Department of Financial Services (“NYSDFS”) and, as a member bank, by the Board of Governors of the Federal Reserve System (“FRB”).  The Bank’s deposit accounts are insured up to applicable limits by the FDIC under its Deposit Insurance Fund (“DIF”) and the FDIC has certain regulatory authority as deposit insurer. A summary of the primary laws and regulations that govern the Bank’s operations are set forth below.

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

Page -3-

Lending Standards

The federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under these regulations, all insured depository institutions, like the Bank, adopted and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

Federal Deposit Insurance

The Bank is a member of the DIF, which is administered by the FDIC. Our deposit accounts are insured by the FDIC. Effective July 22, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) permanently raised the deposit insurance available on all deposit accounts to $250,000 with a retroactive effective date of January 1, 2008.

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

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC was required to achieve the 1.35% ratio by September 30, 2020.  The Dodd-Frank Act requires insured institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions were subject to a surcharge to achieve that goal. The FDIC indicated that the 1.35% ratio was exceeded in November 2018; institutions of less than $10 billion of assets will receive credits for that portion of their past assessments that contributed to raising the ratio from 1.15% to 1.35%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.

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

Page -4-

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

Community Bank Leverage Ratio

Legislation enacted in 2018 required the federal banking agencies, including the FRB, to amend the regulatory capital regulations to establish an optional “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of between 8% and 10% of average total consolidated assets.  Banking organizations of less than $10 billion of assets that have capital meeting the specified level and satisfying other criteria may elect to follow this alternative framework and be deemed in compliance with all applicable capital requirements, including the risk-based requirements, and would be considered “well capitalized” under “prompt corrective action” statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The agencies finalized a rule, effective January 1, 2020, that set the Community Bank Leverage Ratio at 9% tier 1 capital to average total consolidated assets.

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

Page -5-

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

The final rule that increased regulatory capital standards adjusted the prompt corrective action tiers as of January 1, 2015. The various categories were revised to incorporate the new common equity tier 1 capital requirement, the increase in the tier 1 to risk-based assets requirement and other changes.  Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity tier 1 risk-based capital ratio of 6.5% (new standard); (2) a tier 1 risk-based capital ratio of 8.0% (increased from 6.0%); (3) a total risk-based capital ratio of 10.0% (unchanged); and (4) a tier 1 leverage ratio of 5.0% (unchanged). Under the final rulemaking discussed above, a qualifying institution would be deemed to be “well capitalized” if it complies with the Community Bank Leverage Ratio, and elects to follow that alternative framework.

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

Page -6-

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

Community Reinvestment Act

Under the federal Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FRB, in connection with its examination of the Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or mergers) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent CRA examination, which was conducted by the Federal Reserve Bank of New York and the NYSDFS, the Bank’s CRA performance was rated “satisfactory”.

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

Bridge Bancorp, Inc.

The Holding Company, as a bank holding company controlling the Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the FRB under the BHCA applicable to bank holding companies. We are required to file reports with, and otherwise comply with the rules and regulations of the FRB.

The FRB previously adopted consolidated capital adequacy guidelines for bank holding companies structured similarly, but not identically, to those applicable to the Bank. The Dodd-Frank Act directed the FRB to issue consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The FRB subsequently issued regulations

Page -7-

amending its regulatory capital requirements to implement the Dodd-Frank Act as to bank holding company capital standards.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer was phased-in between 2016 and 2019.  The new capital rule eliminated from tier 1 capital the inclusion of certain instruments, such as trust preferred securities, that were previously includable by bank holding companies. However, the final rule grandfathered trust preferred issuances prior to May 19, 2010 in accordance with the Dodd-Frank Act. We issued trust preferred securities that qualified for grandfathering. These securities were redeemed as of January 18, 2017 and the Trust was cancelled effective April 24, 2017.  We met all capital adequacy requirements under the FRB’s capital rules on December 31, 2019.

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

As a bank holding company, we are required to obtain the prior approval of the FRB to acquire more than 5% of a class of voting securities of any additional bank or bank holding company or to acquire all, or substantially all, the assets of any additional bank or bank holding company. In addition, the bank holding companies may generally only engage in activities that are closely related to banking as determined by the FRB. Bank holding companies that meet certain criteria may opt to become a financial holding company and thereby engage in a broader array of financial activities.

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

Current FRB regulations provide that a bank holding company that is not well capitalized or well managed, as such terms are defined in the regulations, or that is subject to any unresolved supervisory issues, is required to give the FRB prior written notice of any repurchase or redemption of its outstanding equity securities if the gross consideration for repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a repurchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice or violate a law or regulation. FRB guidance generally provides for bank holding company consultation with FRB staff prior to engaging in a repurchase or redemption of a bank holding company’s stock, even if a formal written notice is not required.

The NYSDFS and FRB have extensive enforcement authority over the institutions and holding companies that they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound banking practices. Enforcement actions may include: the appointment of a conservator or receiver for an institution; the issuance of a cease and desist order; the termination of deposit insurance; the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties; the issuance of directives to increase capital; the issuance of formal and informal agreements; the removal of or restrictions on directors, officers, employees and institution-affiliated parties; and the enforcement of any such mechanisms through restraining orders or other court actions. Any change in applicable New York or federal laws and regulations could have a material adverse impact on us and our operations and stockholders.

Page -8-

We file certain reports with the Securities and Exchange Commission (“SEC”) under the federal securities laws. Our operations are also subject to extensive regulation by other federal, state and local governmental authorities and it is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. We believe that we are in substantial compliance, in all material respects, with applicable federal, state and local laws, rules and regulations. Because our business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

Other Information

Through a link on the Investor Relations section of our website of www.bnbbank.com, copies of our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) for 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. Copies of such reports and other information also are available at no charge to any person who requests them or at www.sec.gov. Such requests may be directed to Bridge Bancorp, Inc., Investor Relations, 2200 Montauk Highway, PO Box 3005, Bridgehampton, NY 11932, (631) 537‑1000.

Item 1A. Risk Factors

The concentration of our loan portfolio in loans secured by commercial, multi-family and residential real estate properties located on Long Island and the New York City boroughs could materially adversely affect our financial condition and results of operations if general economic conditions or real estate values in this area decline.

Unlike larger banks that are more geographically diversified, our loan portfolio consists primarily of real estate loans secured by commercial, multi-family and residential real estate properties located in Nassau and Suffolk Counties on Long Island, and in the New York City boroughs. The local economic conditions on Long Island and in New York City have a significant impact on the volume of loan originations and the quality of loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and results of operations. Additionally, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

If our regulators impose limitations on our commercial real estate lending activities, earnings could be adversely affected.

In 2006, the federal bank regulatory agencies (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months.  Our non-owner occupied commercial real estate level equaled 386% of total risk-based capital at December 31, 2019. Including owner-occupied commercial real estate, the ratio of commercial real estate loans to total risk-based capital ratio would be 496% at December 31, 2019.

If our regulators were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, our earnings would be adversely affected.

Page -9-

Changes in interest rates could affect our profitability.

Our ability to earn a profit, like most financial institutions, depends primarily on net interest income, which is the difference between the interest income that we earn on our interest-earning assets, such as loans and investments, and the interest expense that we pay on our interest-bearing liabilities, such as deposits and borrowings. Our profitability depends on our ability to manage our assets and liabilities during periods of changing market interest rates.

In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. In an increasing interest rate environment, our cost of funds is expected to increase more rapidly than interest earned on our loan and investment portfolio as our primary source of funds is deposits with generally shorter maturities than those on our loans and investments. This makes the balance sheet more liability sensitive in the short term.

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

Changes in interest rates also affect the fair value of the securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  As of December 31, 2019, the securities portfolio totaled $804.8 million.

Strong competition within our market area may limit our growth and profitability.

Our primary market area is located in Nassau and Suffolk Counties on Long Island and the New York City boroughs. Competition in the banking and financial services industry remains intense. Our profitability depends on the continued ability to successfully compete. We compete with commercial banks, savings banks, credit unions, insurance companies, and brokerage and investment banking firms. Many of our competitors have substantially greater resources and lending limits than us and may offer certain services that we do not provide. In addition, competitors may offer deposits at higher rates and loans with lower fixed rates, more attractive terms and less stringent credit structures than we have been willing to offer.

Our future success depends on the success and growth of BNB Bank.

Our primary business activity for the foreseeable future will be to act as the holding company of the Bank. Therefore, our future profitability will depend on the success and growth of this subsidiary.  The continued and successful implementation of our growth strategy will require, among other things that we increase our market share by attracting new customers that currently bank at other financial institutions in our market area.  In addition, our ability to successfully grow will depend on several factors, including favorable market conditions, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality.  While we believe we have the management resources, market opportunities and internal systems in place to obtain and successfully manage future growth, growth opportunities may not be available, and we may not be successful in continuing our growth strategy.  In addition, continued growth requires that we incur additional expenses, including salaries, data processing and occupancy expense related to new branches and related support staff.  Many of these increased expenses are considered fixed expenses.  Unless we can successfully continue our growth, our results of operations could be negatively affected by these increased costs.

The loss of key personnel could impair our future success.

Our future success depends in part on the continued service of our executive officers, other key management, and staff, as well as its ability to continue to attract, motivate, and retain additional highly qualified employees. The loss of services of one or more of our key personnel or our inability to timely recruit replacements for such personnel, or to otherwise attract, motivate, or retain qualified personnel could have an adverse effect on our business, operating results and financial condition.

Page -10-

The performance of our multi-family real estate loans could be adversely impacted by regulation.

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

Customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Hence, we may experience significant loan losses, which could have a material adverse effect on its operating results. We make various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, we rely on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance. Material additions to the allowance through charges to earnings would materially decrease our net income.

Bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our results of operations and/or financial condition.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for us for the first fiscal year beginning after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, will require that we determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and will greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.

Our business may be adversely affected by fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes.   While we have policies and procedures designed to prevent such losses, losses may still occur.

We have recently experienced losses due to fraud.  In 2018, we incurred a pre-tax charge, net of recovery, of $8.9 million relating to the fraudulent conduct of a business customer through its deposit accounts.  We have filed a claim for the loss with its insurance carrier, however, the extent and amount of coverage is not yet certain.

Page -11-

The subordinated debentures that we issued have rights that are senior to those of our common shareholders.

In 2015, we issued $40.0 million of 5.25% fixed-to-floating rate subordinated debentures due 2025 and $40.0 million of 5.75% fixed-to-floating rate subordinated debentures due 2030. Because these subordinated debentures rank senior to our common stock, if we fail to timely make principal and interest payments on the subordinated debentures, we may not pay any dividends on our common stock. Further, if we declare bankruptcy, dissolve or liquidate,  we must satisfy all of our subordinated debenture obligations before we may pay any distributions on our common stock.

We are required to transition from the use of LIBOR.

In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021.  LIBOR will be discontinued on December 31, 2021.  At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Regulators, industry groups and certain committees (e.g. the Alternative Reference Rates Committee) have published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for the LIBOR (e.g. the Secured Overnight Financing Rate), and proposed implementations of the recommended alternatives in floating-rate financial instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. We have material contracts that are indexed to LIBOR and are monitoring this activity and evaluating the related risks. If LIBOR rates are no longer available and we are required to implement substitute indices for the calculation of interest rates, we may incur expenses in effecting the transition, and may be subject to disputes or litigation with customers and security holders over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations. Additionally, since alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition may change our market risk profile, requiring changes to risk and pricing models.

We operate in a highly regulated environment, Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The FRB and the NYSDFS periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we  were in violation of any law or regulation, we may take a number of different remedial actions as we deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place it into receivership or conservatorship. If we become subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

Additionally, the CFPB has the authority to issue consumer finance regulations and is authorized, individually or jointly with bank regulatory agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates new and existing consumer financial laws or regulations. However, because we have less than $10 billion in total consolidated assets, the FRB and NYSDFS, not the CFPB, are responsible for examining and supervising our compliance with these consumer protection laws and regulations. In addition, in accordance with a memorandum of understanding entered into between the CFPB and U.S. Department of Justice, the two agencies have agreed to coordinate

Page -12-

efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations, and have done so on a number of occasions.

We are subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. With respect to the Bank, the NYSDFS, FRB, the United States Department of Justice and other federal and state agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.  Such actions could have a material adverse effect on our business, financial condition and results of operations.

We face a risk of noncompliance and enforcement action with the federal Bank Secrecy Act (the “BSA”) and other anti-money laundering and counter terrorist financing statutes and regulations.

The BSA, the USA PATRIOT Act and other laws and regulations require financial institutions, among others, to institute and maintain an effective anti-money laundering compliance program and to file reports such as suspicious activity reports and currency transaction reports. Our products and services, including our debit card issuing business, are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and the U.S. Treasury Department’s Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the regulations administered and enforced by the U.S. Treasury Department’s Office of Foreign Assets Control. If we violate these laws and regulations, or our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Page -13-

requirements.  The final rule became effective January 1, 2015.  The “capital conservation buffer’ was phased in from January 1, 2016 to January 1, 2019.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the terms of our funding, restructure business models, and/or increase holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back shares.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our operations and earnings.

Information technology systems are critical to our business. We collect, process and store sensitive customer data by utilizing computer systems and telecommunications networks operated by us and third-party service providers. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur.  In addition, any compromise of our systems could deter customers from using our products and services.  Although we take numerous protective measures and otherwise endeavor to protect and maintain the privacy and security of confidential data, these systems may be vulnerable to unauthorized access, computer viruses, other malicious code, cyberattacks, including distributed denial of service attacks, cyber-theft and other events that could have a security impact. If one or more of such events were to occur, this potentially could jeopardize confidential and other information processed and stored in, and transmitted through, our systems or otherwise cause interruptions or malfunctions in our or our customers' operations.

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

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business, thereby subjecting us to additional regulatory scrutiny,  or could expose us to litigation and possible financial liability. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully covered by our insurance. Any of these events could have a material adverse effect on our financial condition and results of operations.

We are exposed to cyber-security risks, including denial of service, hacking, and identity theft.

There have been well-publicized distributed denials of service attacks on large financial services companies.  Distributed denial of service attacks are designed to saturate the targeted online network with excessive amounts of network traffic, resulting in slow response times, or in some cases, causing the site to be temporarily unavailable. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving, and we may not be able to anticipate or prevent all such attacks. We may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss.

Severe weather, acts of terrorism and other external events could impact our ability to conduct business.

Weather-related events have adversely impacted our market area in recent years, especially areas located near coastal waters and flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems and the metropolitan New York area remains a central target for potential acts of terrorism.  Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of borrowers to repay their loans, reduce the value of collateral securing repayment

Page -14-

of loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, terrorism or other geopolitical events. Global market fluctuations may affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.

Acquisitions involve integrations and other risks.

Acquisitions involve a number of risks and challenges including:  our ability to integrate the branches and operations acquired, and the associated internal controls and regulatory functions, into our current operations; our ability to limit the outflow of deposits held by our new customers in the acquired branches and to successfully retain and manage the loans acquired; and our ability to attract new deposits and to generate new interest-earning assets in geographic areas not previously served.  Additionally, no assurance can be given that the operation of acquired branches would not adversely affect our existing profitability; that we would be able to achieve results in the future similar to those achieved by our existing banking business; that we would be able to compete effectively in the market areas served by acquired branches; or that we would be able to manage any growth resulting from the transaction effectively. We face the additional risk that the anticipated benefits of the acquisition may not be realized fully or at all, or within the time period expected. Finally, acquisitions typically involve the payment of a premium over book and trading values and therefore, may result in dilution of our book and tangible book value per share.

We may incur impairment to our goodwill.

Goodwill arises when a business is purchased for an amount greater than the fair value of the net assets acquired. We recognized goodwill as an asset on our balance sheet in connection with the CNB, FNBNY and HSB acquisitions. We evaluate goodwill for impairment at least annually.  Although we determined that goodwill was not impaired during 2019, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill.  If we were to conclude that a future write-down of the goodwill was necessary, then we would record the appropriate charge to earnings, which could be materially adverse to our consolidated financial statements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2019,  we owned eight properties located in Suffolk County, New York consisting of our corporate headquarters and branch office located at 2200 Montauk Highway in Bridgehampton; six branches located in Montauk, Southold, Westhampton Beach, Southampton Village, East Hampton Village and Mattituck; and one drive-up facility located in Sag Harbor. In 2018, we purchased the Mattituck branch property, which we had previously leased. We lease a portion of the Montauk and Westhampton Beach properties to commercial lessees.

At December 31, 2019, we maintained executive offices and back office operations at leased facilities located in Suffolk County, New York at 898 and 888 Veterans Highway in Hauppauge. We lease 31 additional properties as branch locations in New York: 21 in Suffolk County; six in Nassau County; two in Queens; and two in Manhattan. We sublease a portion of the leased properties located in Patchogue and Melville in Suffolk County to commercial sublessees.

For additional information on our premises and equipment, see Note 6. “Premises and Equipment, net” in the Notes to the Consolidated Financial Statements.

Page -15-

Item 3. Legal Proceedings

The Registrant and its subsidiary are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, the resolution of any such pending or threatened litigation is not expected to have a material adverse effect on our consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

Page -16-

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At February 28, 2020,  we had approximately 992 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

Our common stock trades on the NASDAQ Global Select Market under the symbol “BDGE”.

Performance Graph

Pursuant to the regulations of the SEC, the graph below compares our performance with that of the total return for the NASDAQ® stock market and for certain bank stocks of financial institutions with an asset size of $1 billion to $5 billion, as reported by SNL Financial LC (“SNL”) from December 31, 2014 through December 31, 2019. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

Bridge Bancorp, Inc.

Total Return Performance
Bridge Bancorp, Inc.
NASDAQ Composite Index
SNL Bank $1B-$5B Index
Index Value
250
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Bridge Bancorp, Inc.	100.00	117.74	151.39	143.62	107.48	145.88
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
SNL Bank $1B-$5B	100.00	111.94	161.04	171.69	150.42	182.85

Page -17-

Issuer Purchases of Equity Securities

The following table presents information in connection with repurchases of our shares of common stock during the three months ended December 31, 2019:

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares That May
	Total Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
	Purchased (1)	Paid per Share	or Programs	Programs (2)
October 1, 2019 through October 31, 2019	63	$31.51	—	977,400
November 1, 2019 through November 30, 2019	174	33.18	—	977,400
December 1, 2019 through December 31, 2019	—	—	—	977,400
Total	237	32.74	—

(1)	Represents shares withheld by the Company to pay the taxes associated with the vesting of restricted stock awards.
(2)

The Board of Directors approved a stock repurchase plan in March 2006 that authorized the repurchase of 309,000 shares. In February 2019, the Company announced the adoption of a new stock repurchase plan for up to 1,000,000 shares, replacing the previous plan. There is no expiration date for the stock repurchase plan. No shares were purchased under the repurchase program during the three months ended December 31, 2019.

Page -18-

Item 6. Selected Financial Data

Five-Year Summary of Operations
(In thousands, except per share data and financial ratios)

Set forth below are our selected consolidated financial and other data. Our business is primarily the business of our Bank. This financial data is derived in part from, and should be read in conjunction with our consolidated financial statements.

	December 31,
Selected Financial Data:	2019	2018	2017	2016	2015
Securities available for sale, at fair value	$638,291	$680,886	$759,916	$819,722	$800,203
Securities, restricted	32,879	24,028	35,349	34,743	24,788
Securities held to maturity	133,638	160,163	180,866	223,237	208,351
Loans held for sale	12,643	—	—	—	—
Loans held for investment	3,680,285	3,275,811	3,102,752	2,600,440	2,410,774
Total assets	4,921,520	4,700,744	4,430,002	4,054,570	3,781,959
Total deposits	3,814,647	3,886,393	3,334,543	2,926,009	2,843,625
Total stockholders’ equity	497,154	453,830	429,200	407,987	341,128

	Year Ended December 31,
Selected Operating Data:	2019	2018	2017	2016	2015
Total interest income	$181,541	$168,984	$149,849	$137,716	$106,240
Total interest expense	39,338	32,204	22,689	16,845	10,129
Net interest income	142,203	136,780	127,160	120,871	96,111
Provision for loan losses	5,700	1,800	14,050	5,550	4,000
Net interest income after provision for loan losses	136,503	134,980	113,110	115,321	92,111
Total non-interest income	25,387	11,568	18,102	16,046	12,668
Total non-interest expense	96,139	98,180	91,727	77,081	72,890
Income before income taxes	65,751	48,368	39,485	54,286	31,889
Income tax expense	14,060	9,141	18,946	18,795	10,778
Net income (1)(2)(3)(4)	$51,691	$39,227	$20,539	$35,491	$21,111

Selected Financial Ratios and Other Data:
Return on average equity (1)(2)(3)(4)	10.84%	8.66%	4.64%	9.82%	7.91%
Return on average assets (1)(2)(3)(4)	1.10	0.87	0.49	0.92	0.71
Average equity to average assets	10.11	10.08	10.53	9.38	9.01
Dividend payout ratio (1)(2)(3)(4)	35.63	46.76	88.80	45.48	63.55
Basic earnings per share (1)(2)(3)(4)	$2.59	$1.97	$1.04	$2.01	$1.43
Diluted earnings per share (1)(2)(3)(4)	2.59	1.97	1.04	2.00	1.43
Cash dividends declared per common share	0.92	0.92	0.92	0.92	0.92

(1)

2018 amount includes $6.2 million of net securities losses, net of taxes, associated with the balance sheet restructure, $6.9 million of net fraud loss, net of taxes, related to fraudulent conduct of a business customer through its deposit accounts at BNB, and $0.6 million of office relocation costs, net of taxes.

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

Page -19-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Annual Report on Form 10-K, unless otherwise mentioned, the terms the “Company”, “we”, “us” and “our” refer to Bridge Bancorp, Inc. and its wholly-owned subsidiary, BNB Bank (the “Bank”). We use the term “Holding Company” to refer solely to Bridge Bancorp, Inc. and not to its consolidated subsidiary.

The following discussion and analysis covers changes in our results of operations and financial condition from 2018 to 2019. A discussion and analysis of changes in our results of operations and financial condition from 2017 to 2018 may be found in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission on March 11, 2019.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; our ability to successfully integrate acquired entities; changes in the quality and composition of our loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values; expanded regulatory requirements, which could adversely affect operating results; and other factors discussed elsewhere in this report including factors set forth under Item 1A., Risk Factors, and in quarterly and other reports filed by us with the Securities and Exchange Commission.  The forward-looking statements are made as of the date of this report, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Overview

Who We Are and How We Generate Income

Bridge Bancorp, Inc., a New York corporation, is a bank holding company formed in 1989. On a parent-only basis, the Holding Company has had minimal results of operations. The Holding Company is dependent on dividends from its wholly-owned subsidiary, BNB Bank, its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non-interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, loan swap fees, investment services, income from its title insurance subsidiary, and net gains on sales of securities and loans. The level of non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from the Bank’s title insurance subsidiary, and income tax expense, further affects our net income. Certain

Page -20-

reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity.

Year and Quarterly Highlights

•	Net income for the 2019 fourth quarter of $14.2 million, or $0.71 per diluted share.

•	Net income for the full year 2019 was $51.7 million, or $2.59 per diluted share, compared to $39.2 million, or $1.97 per diluted share, for the full year 2018. Inclusive of:

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

•	Net interest income increased to $142.2 million for 2019, compared to $136.8 million in 2018.
•	Tax-equivalent net interest margin was 3.31% for 2019 and 3.33% in 2018.
•	Total assets of $4.9 billion at December 31, 2019, an increase of $220.8 million, or 4.7%, over December 31, 2018.
•	Total loans held for investment at December 31, 2019 of $3.7 billion, an increase of $404.5 million, or 12.4%, over December 31, 2018.
•	Total deposits of $3.8 billion at December 31, 2019, a decrease of $71.7 million, or 1.9%, compared to December 31, 2018.
•	Allowance for loan losses was 0.89% of loans as of December 31, 2019, compared to 0.96% at December 31, 2018.
•	A cash dividend of $0.24 per share was declared and paid in January 2020 for the fourth quarter, an increase of 4.3% over our previous dividend.

Challenges and Opportunities

We continue to face challenges associated with ever-increasing banking regulations and the current low interest rate environment. A prolonged inverted or flat yield curve presents a challenge to a bank, like us, that derives most of its revenue from net interest margin. A sustained decrease in market interest rates could adversely affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates. In addition, the majority of our loans are at variable interest rates, which would adjust to lower rates. However, with the Federal Reserve having cut interest rates during the third quarter and fourth quarter of 2019, we took the opportunity to lower our funding costs and stabilize our net interest margin.

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

Page -21-

Directors have built a solid foundation for growth, and we are positioned to adapt to anticipated changes in the industry resulting from new regulations and legislative initiatives.

Critical Accounting Policies

Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2019 contains a summary of significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. This policy is important to the presentation of the financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition.

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

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses in our loan portfolio. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances. We monitor our entire loan portfolio on a regular basis, with consideration given to detailed analysis of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged against the allowance.

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, “Receivables” (“ASC 310”). Such valuation, which includes a review of loans for which full collectability in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectable. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectability of a loan is not reasonably assured. These assumptions and judgments are also used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual loan analyses are periodically performed on specific loans considered impaired. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

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

Page -22-

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

The Credit Risk Management Committee (“CRMC”) is comprised of management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the CRMC, based on its risk assessment of the entire portfolio. Each quarter, members of the CRMC meet with the Credit Risk Committee of our Board of Directors to review credit risk trends and the adequacy of the allowance for loan losses. Based on the CRMC’s review of the classified loans, delinquency and charge-off trends, and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2019 and 2018, we believe the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in our loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding the allowance for loan losses, see Note 5 of the Notes to the Consolidated Financial Statements.

Net Income

Net income for the year ended December 31, 2019 was  $51.7 million and  $2.59 per diluted share as compared to $39.2 million and $1.97 per diluted share for the same period in 2018. Changes in net income for the year ended December 31, 2019 compared to December 31, 2018 include: (i) a  $5.4 million, or 4.0%, increase in net interest income; (ii) a $3.9 million, or 216.7%, increase in the provision for loan losses;  (iii) a $13.8 million, or 119.5%, increase in non-interest income; (iv) a $2.0 million, or 2.1%, decrease in non-interest expense;  and (v) a $4.9 million, or 53.8%, increase in income tax expense.

Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table presents certain information relating to our average consolidated balance sheets and our consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities for those periods on a tax-equivalent basis based on the U.S. federal statutory tax rate.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include non-accrual loans. The yields and costs include fees and

Page -23-

costs, which are considered adjustments to yields. Interest on non-accrual loans has been included only to the extent reflected in the consolidated statements of income. The Tax Act lowered the U.S. federal statutory tax rate from 35% to 21% effective as of January 1, 2018. Our tax-equivalent adjustment to interest income decreased for the year ended December 31, 2018 as a result of the lower federal statutory tax rate in 2018. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of FASB ASC 320, “Investments - Debt and Equity Securities”.

	Year Ended December 31,
	2019			2018			2017
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans, net (1)(2)	$3,410,773	$158,492	4.65%	$3,167,933	$144,568	4.56%	$2,774,422	$126,802	4.57%
Mortgage-backed securities, CMOs and other asset-backed securities	651,262	16,182	2.48	679,805	16,591	2.44	737,212	15,231	2.07
Taxable securities	138,625	4,477	3.23	168,326	5,413	3.22	220,744	6,074	2.75
Tax-exempt securities (2)	33,393	1,215	3.64	62,595	1,932	3.09	90,077	2,835	3.15
Deposits with banks	75,600	1,697	2.24	52,143	1,076	2.06	24,554	278	1.13
Total interest-earning assets (2)	4,309,653	182,063	4.22	4,130,802	169,580	4.11	3,847,009	151,220	3.93
Non-interest-earning assets:
Cash and due from banks	81,850			76,730			70,053
Other assets	326,963			285,546			283,966
Total assets	$4,718,466			$4,493,078			$4,201,028

Interest-bearing liabilities:
Savings, NOW and money market deposits	$2,109,891	$23,687	1.12%	$1,922,515	$15,928	0.83%	$1,717,529	$7,858	0.46%
Certificates of deposit of $100,000 or more	208,875	4,270	2.04	184,438	3,007	1.63	147,366	1,843	1.25
Other time deposits	78,800	1,502	1.91	107,153	1,801	1.68	72,550	725	1.00
Federal funds purchased and repurchase agreements	41,077	767	1.87	69,604	1,200	1.72	132,514	1,571	1.19
FHLB advances	245,283	4,573	1.86	324,653	5,729	1.76	401,258	6,105	1.52
Subordinated debentures	78,845	4,539	5.76	78,706	4,539	5.77	78,566	4,539	5.78
Junior subordinated debentures	—	—	—	—	—	—	668	48	7.19
Total interest-bearing liabilities	2,762,771	39,338	1.42	2,687,069	32,204	1.20	2,550,451	22,689	0.89
Non-interest-bearing liabilities:
Demand deposits	1,392,606			1,310,857			1,174,840
Other liabilities	86,130			42,392			33,465
Total liabilities	4,241,507			4,040,318			3,758,756
Stockholders' equity	476,959			452,760			442,272
Total liabilities and stockholders' equity	$4,718,466			$4,493,078			$4,201,028

Net interest income/net interest rate spread (2) (3)		142,725	2.80%		137,376	2.91%		128,531	3.04%
Net interest-earning assets	$1,546,882			$1,443,733			$1,296,558
Net interest margin (2) (4)			3.31%			3.33%			3.34%
Tax-equivalent adjustment		(522)	(0.01)		(596)	(0.02)		(1,371)	(0.03)
Net interest income		$142,203			$136,780			$127,160
Net interest margin (4)			3.30%			3.31%			3.31%

Ratio of interest-earning assets to interest-bearing liabilities			155.99%			153.73%			150.84%

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses, and include loans held for sale.
(2)	Presented on a tax-equivalent basis based on the U.S. federal statutory tax rate of 21%, 21%, and 35% for the years ended December 31, 2019, 2018, and 2017, respectively.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Page -24-

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

	Year Ended December 31,
	2019 Over 2018			2018 Over 2017
	Changes Due To			Changes Due To
			Net			Net
(In thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income on interest-earning assets:
Loans, net (1) (2)	$11,245	$2,679	$13,924	$17,958	$(192)	$17,766
Mortgage-backed securities, CMOs and other asset-backed securities	(706)	297	(409)	(1,251)	2,611	1,360
Taxable securities	(958)	22	(936)	(1,585)	924	(661)
Tax-exempt securities (2)	(1,018)	301	(717)	(849)	(54)	(903)
Deposits with banks	520	101	621	461	337	798
Total interest income on interest-earning assets (2)	9,083	3,400	12,483	14,734	3,626	18,360

Interest expense on interest-bearing liabilities:
Savings, NOW and money market deposits	1,671	6,088	7,759	1,035	7,035	8,070
Certificates of deposit of $100,000 or more	433	830	1,263	527	637	1,164
Other time deposits	(519)	220	(299)	443	633	1,076
Federal funds purchased and repurchase agreements	(526)	93	(433)	(919)	548	(371)
FHLB advances	(1,465)	309	(1,156)	(1,267)	891	(376)
Subordinated debentures	8	(8)	—	8	(8)	—
Junior subordinated debentures	—	—	—	(48)	—	(48)
Total interest expense on interest-bearing liabilities	(398)	7,532	7,134	(221)	9,736	9,515
Net interest income (2)	$9,481	$(4,132)	$5,349	$14,955	$(6,110)	$8,845

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for loan losses, and include loans held for sale.
(2)	Presented on a tax equivalent basis based on the U.S. federal statutory tax rate of 21%, 21%, and 35% for the years ended December 31, 2019, 2018, and 2017, respectively.

Net interest income increased $5.4 million, or 4.0%, to $142.2 million for the year ended December 31, 2019 compared to $136.8 million for the year ended December 31, 2018. Average net interest-earning assets increased $103.1 million to $1.5 billion for 2019 compared to $1.4 billion for 2018. The increase in average net interest-earning assets in 2019 reflects organic growth in loans and a decrease in average borrowings, partially offset by a decrease in average investment securities and an increase in average deposits. Tax-equivalent net interest margin was 3.31% in 2019 compared to 3.33% in 2018.  The decrease in tax-equivalent net interest margin for 2019 compared to 2018 reflects higher overall funding costs due in part to four Fed Funds rate increases in 2018, partially offset by a higher average yield on loans and investment securities, coupled with a lower volume of borrowings in 2019. The Federal Reserve cut interest rates during the third quarter and fourth quarter of 2019, which provided an opportunity for us to lower our deposit costs in these periods.

Total interest income increased $12.5 million, or 7.4%, to $181.5 million in 2019 compared to $169.0 million in 2018 as average interest-earning assets increased $178.9 million, or 4.3%, to $4.3 billion in 2019 compared to $4.1 billion in 2018.  The increase in average interest-earning assets in 2019 compared to 2018 reflects organic growth in loans, partially offset

Page -25-

by a decline in average investment securities. The tax-equivalent average yield on interest-earning assets increased to 4.22%  in 2019 compared to 4.11% in 2018.

Interest income on loans increased to $158.2 million for 2019 compared to $144.4 million for 2018, primarily due to growth in the loan portfolio and an increase in the average yield on loans. Average loans grew by $242.8 million, or 7.7%, to $3.4 billion in 2019 compared to $3.2 billion in 2018. The increase in average loans was the result of organic growth in commercial real estate mortgage loans, residential mortgage loans, commercial and industrial loans, multi-family mortgage loans, and real estate construction and land loans. The tax-equivalent average yield on loans was 4.65% in 2019 compared to 4.56% in 2018. We remain committed to growing loans with prudent underwriting, sensible pricing, and limited credit and extension risk.

Interest income on investment securities decreased to $21.6 million in 2019 from $23.5 million in 2018.  The decrease in 2019 compared to 2018 reflects a decrease in the average investment securities, partially offset by a higher average yield on investment securities. Interest income on investment securities included net amortization of premiums on securities of $4.4 million in 2019, compared to $4.0 million in 2018. Average total investment securities decreased by $87.4 million, or 9.6%, to $823.3 million in 2019 compared to $910.7 million in 2018. The tax-equivalent average yield on total investment securities was 2.66% in 2019 compared to 2.63% in 2018.

Total interest expense increased $7.1 million, or 22.2%, to $39.3 million in 2019 compared to $32.2 million in 2018. The increase in interest expense between the periods resulted primarily from an increase in the average cost of interest-bearing liabilities coupled with an increase in average deposits, partially offset by a decrease in average borrowings. The average cost of interest-bearing liabilities was 1.42% in 2019 compared to 1.20% in 2018. The increase in the average cost of interest-bearing liabilities was mainly due to higher overall funding costs, due in part to four Fed Funds rate increases in 2018.  However, the Federal Reserve cut interest rates during the third quarter and fourth quarter of 2019, which provided an opportunity for us to lower our funding costs a total of 33 basis points during this rate cut cycle. Average total interest-bearing liabilities increased to  $2.8 billion in 2019 compared to $2.7 billion in 2018 due to an increase in average deposits, partially offset by a decrease in average borrowings.

Average total deposits increased to $3.8 billion in 2019 compared to $3.5 billion in 2018 due to increases in average savings, NOW and money market deposits and average demand deposits, partially offset by a decrease in average certificates of deposit. The average balances in savings, NOW and money market accounts increased to $2.1 billion in 2019 compared to $1.9 billion in 2018. Average demand deposits increased to $1.4 billion in 2019 compared to $1.3 billion in 2018.  Average certificates of deposit decreased $3.9 million to $287.7 million in 2019 compared to 2018.  The average cost of savings, NOW and money market accounts increased to 1.12%  in 2019 compared to 0.83% in 2018.  The average cost of certificates of deposit increased to 2.01%  in 2019 compared to 1.65% in 2018.  Average public fund deposits decreased to 15.2% of total average deposits during 2019 compared to 15.4% in 2018.

Average federal funds purchased and repurchase agreements declined to $41.1 million in 2019 compared to $69.6 million in 2018. Average FHLB advances decreased to $245.3 million in 2019, compared to $324.7 million in 2018. Average subordinated debentures increased to $78.8 million in 2019, compared to $78.7  million in 2018. This decline in average borrowings in 2019 compared to 2018 was mainly due to our decreased reliance on borrowings in 2019 by using deposit growth to fund our loan portfolio growth.

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

Based on our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, a provision for loan losses of $5.7 million was recorded in 2019, as compared to

Page -26-

$1.8 million in 2018. Net charge-offs were $4.3 million for the year ended December 31, 2019, as compared to $2.1 million for the year ended December 31, 2018.  The charge-offs in 2019 relate primarily to the $3.7 million charge-off related to one CRE loan totaling $16.3 million which was written down to the loan’s estimated fair value of $12.6 million and moved into loans held for sale in June 2019. The charge-offs in 2018 resulted from the charge-off of one loan which was fully reserved for and partial charge-offs recognized on eleven taxi medallion loans attributable to payoff settlements we accepted. The ratio of allowance for loan losses to non-accrual loans was 750% and 1,119% at December 31, 2019 and 2018, respectively. The allowance for loan losses totaled  $32.8 million at December 31, 2019 and $31.4 million at December 31, 2018. The allowance as a percentage of total loans was 0.89% and 0.96% at December 31, 2019 and 2018, respectively. We continue to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties and the New York City boroughs.

Loans totaling $88.3 million or 2.4%, of total loans at December 31, 2019 were categorized as classified loans compared to $87.9 million or 2.7%, at December 31, 2018. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as we have information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly.

At December 31, 2019, $32.0 million of these classified loans were commercial real estate (“CRE”) loans. Of the $32.0 million of CRE loans, $30.5 million were current and $1.5 million were past due. At December 31, 2019, $17.2 million of classified loans were residential real estate loans with $13.5 million current and $3.7 million past due. Commercial, industrial, and agricultural loans represented $36.0 million of classified loans, with $34.5 million current and $1.5 million past due. Taxi medallion loans represented $9.6 million of the classified commercial, industrial and agricultural loans at December 31, 2019. All of our taxi medallion loans are collateralized by New York City medallions and have personal guarantees. All taxi medallion loans were current as of December 31, 2019. No new originations of taxi medallion loans are currently planned, and we expect these balances to continue to decline through amortization and pay-offs. In January 2019, seven taxi medallion loans, totaling $6.2 million, net of charge-offs, were paid off under settlements we accepted. The charge-offs related to the settlements were recognized in the 2018 fourth quarter. At December 31, 2019, there was $0.9 million of classified consumer loans substantially all of which were current; $0.4 million of classified multi-family loans which were current; and $1.8 million of classified real estate construction and land loans with $1.7 million current and $0.1 million past due.

CRE loans, including multi-family loans, represented $2.4 billion, or 64.8%, of the total loan portfolio at December 31, 2019 compared to $2.0 billion, or 59.9%, at December 31, 2018.  Our underwriting standards for CRE loans require an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, our underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. We consider charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on CRE values when evaluating the appropriate level of the allowance for loan losses.

At December 31, 2019 and 2018, we had individually impaired loans as defined by ASC 310 of $27.0 million, with a specific reserve totaling $4.7 million, and $19.4 million, with a specific reserve totaling $0.2 million, respectively. For a loan to be considered impaired, we determine after review whether it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. We apply our normal loan review procedures in making these judgments. Impaired loans include individually classified non-accrual loans and troubled debt restructuring loans (“TDRs”). At December 31, 2019, impaired loans also included $1.1 million in other impaired performing loans which were related to borrowers with other performing TDRs. At December 31, 2018, impaired loans also included $2.7 million in other impaired performing loans related to three taxi medallion loans which paid off in January 2019.  For impaired loans, we evaluate the impairment of the loan in accordance with FASB ASC 310‑10‑35‑22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral less costs to sell is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral less costs to sell or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. The increase in impaired loans from December 31, 2018 was primarily attributable to the new TDRs, partially offset by the payoff of certain TDRs and other impaired loans during the year ended December 31, 2019. During the year ended December 31, 2019, we modified certain loans as TDRs totaling $21.7 million.

Page -27-

The increase in the specific reserve on impaired loans from December 31, 2018 to December 31, 2019 was primarily attributable to the restructuring of certain taxi medallion loans which had matured during 2019. All of our taxi medallion loans have been restructured as of December 31, 2019, resulting in a shift in the reserves on the commercial and industrial loan portfolio from the general reserves to the specific reserves.

Non-accrual loans were  $4.4 million, or 0.12%, of total loans at December 31, 2019 compared to $2.8 million, or 0.09%, of total loans at December 31, 2018. TDRs represent $405 thousand of the non-accrual loans at December 31, 2019 and $133 thousand at December 31, 2018.

There was no other real estate owned at December 31, 2019. At December 31, 2018, other real estate owned totaled $0.2 million and consisted of one property which was sold during the quarter ended June 30, 2019.

The following table presents changes in the allowance for loan losses:

	Year Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Beginning balance	$31,418	$31,707	$25,904	$20,744	$17,637
Charge-offs:
Commercial real estate mortgage loans	(3,670)	—	—	—	(50)
Residential real estate mortgage loans	—	(24)	—	(56)	(249)
Commercial, industrial and agricultural loans	(799)	(2,806)	(8,245)	(930)	(827)
Installment/consumer loans	(13)	(11)	(49)	(1)	(2)
Total	(4,482)	(2,841)	(8,294)	(987)	(1,128)
Recoveries:
Commercial real estate mortgage loans	1	—	—	109	—
Residential real estate mortgage loans	112	3	28	96	79
Commercial, industrial and agricultural loans	25	747	16	386	149
Installment/consumer loans	12	2	3	6	7
Total	150	752	47	597	235
Net charge-offs	(4,332)	(2,089)	(8,247)	(390)	(893)
Provision for loan losses charged to operations	5,700	1,800	14,050	5,550	4,000
Ending balance	$32,786	$31,418	$31,707	$25,904	$20,744
Ratio of net charge-offs during period to average loans outstanding	(0.13)%	(0.07)%	(0.30)%	(0.02)%	(0.04)%

Page -28-

Allocation of Allowance for Loan Losses

The following table presents the allocation of the total allowance for loan losses by loan classification:

	December 31,
	2019		2018		2017		2016		2015
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Total		to Total		to Total		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$12,150	42.7%	$10,792	42.0%	$11,048	41.7%	$9,225	42.0%	$7,850	43.8%
Multi-family mortgage loans	4,829	22.1	2,566	17.9	4,521	19.2	6,264	20.0	4,208	14.6
Residential real estate mortgage loans	1,882	13.4	3,935	15.9	2,438	15.0	1,495	14.1	2,115	16.3
Commercial, industrial and agricultural loans	12,583	18.5	12,722	19.8	12,838	19.9	7,837	20.2	5,405	20.8
Real estate construction and land loans	1,066	2.6	1,297	3.8	740	3.5	955	3.1	1,030	3.8
Installment/consumer loans	276	0.7	106	0.6	122	0.7	128	0.6	136	0.7
Total	$32,786	100.0%	$31,418	100.0%	$31,707	100.0%	$25,904	100.0%	$20,744	100.0%

Non-Interest Income

Total non-interest income increased $13.8 million, or 119.5%, to $25.4 million for the year ended December 31, 2019, compared to $11.6 million for the year ended December 31, 2018.  The increase in total non-interest income was driven by an $8.1 million increase in net securities gains, primarily attributable to a $7.9 million net securities loss related to the balance sheet restructure in the 2018 second quarter, a $6.7 million increase in loan swap fees, and a $0.2 million increase in service charges and other fees, partially offset by a $1.1 million decrease in other operating income, a $94 thousand decrease in gain on sale of Small Business Administration (“SBA”) loans, and a $77 thousand decrease in title fees.

We recognized net securities gains of $0.2 million in 2019 compared to net securities losses of $7.9 million in 2018. The net securities losses in 2018 were attributable to the sale of $240.3 million of securities related to balance sheet restructure in the second quarter 2018.

Loan swap fees recorded on interest rate swaps increased to $7.5 million in 2019, compared to $716 thousand in 2018. We increased the notional amount of interest rate swaps to $823.8 million at December 31, 2019, compared to $193.4 million at December 31, 2018. The loan swap program allows us to deliver fixed rate exposure to our customers while we retain a floating rate asset and generate fee income. These interest rate swap agreements do not qualify for hedge accounting treatment, and therefore changes in fair value are reported in non-interest income in the consolidated statements of income.

Non-Interest Expense

Total non-interest expense decreased $2.1 million, or 2.1%, to $96.1 million in 2019 compared to $98.2 million in 2018. The decrease was mainly due to the impact of the net fraud loss and office relocation costs during 2018, coupled with lower FDIC assessments in 2019, partially offset by higher salaries and benefits, technology and communications, occupancy and equipment, and other operating expenses in 2019.

Salaries and employee benefits increased to $56.2 million in 2019 compared to $50.5 million in 2018. The rise in salaries and employee benefits reflects our objective to attract, retain, train and cultivate employees at all levels of the Company. In particular, we are focused on expanding and retaining our loan team as we continue to grow our loan portfolio.

Occupancy and equipment increased to $14.4 million in 2019 compared to $13.2 million in 2018, primarily due to higher operating lease rent costs and leasehold improvement amortization at our branch locations and corporate offices. Certain leases contain rent escalation clauses, which are included in our operating lease rent cost.

Page -29-

Technology and communications increased to $7.9 million in 2019 compared to $6.5 million in 2018.    The rise in technology and communications expenses reflect higher software maintenance and system services expenses as we increased our investment in technology and expanded our use of automation in 2019.

FDIC assessments decreased to $0.6 million in 2019, compared to $1.7 million in 2018, primarily due to FDIC assessment credits totaling $0.7 million in 2019.

We incurred an $8.9 million pre-tax net fraud loss charge in 2018 related to the fraudulent conduct of a business customer through its deposit accounts at the Bank.

Marketing and advertising increased to $4.7 million in 2019 compared to $4.6 million in 2018.  Professional services decreased to $3.8 million in 2019 compared to $4.0 million in 2018. We recorded amortization of other intangible assets of $0.8 million in 2019 and $0.9 million in 2018, related to the CNB and FNBNY core deposit intangible assets subject to amortization. Other operating expenses increased to $7.7 million in 2019 compared to $7.2 million in 2018.

Income Tax Expense

Income tax expense increased to $14.1 million in 2019 compared to $9.1 million in 2018, reflecting higher income before income taxes and a higher effective tax rate in 2019. The effective tax rate increased to 21.4% in 2019 compared to 18.9% in 2018.  We estimate we will record income tax at an effective tax rate of approximately 23% in 2020.

Financial Condition

Total assets were $4.9 billion at December 31, 2019, $220.8 million, or 4.7%, higher than December 31, 2018.  The rise in total assets in 2019 reflects increases in loans held for investment and operating lease right-of-use asserts recorded on January 1, 2019 due to the adoption of Accounting Standards Update (“ASU”) 2016-12, Leases (Topic 842), partially offset by decreases in cash and cash equivalents, and securities.

Cash and cash equivalents decreased $178.2 million, or 60.3%, to $117.2 million at December 31, 2019 compared to December 31, 2018. Total securities decreased $69.1 million to $771.9  million at December 31, 2019 compared to December 31, 2018.  Total loans held for investment, net, increased $403.1 million, or 12.4%, to $3.6 billion at December 31, 2019 compared to December 31, 2018. Our focus is on our ability to grow the loan portfolio, while maintaining interest rate risk sensitivity and maintaining credit quality.

Total liabilities were $4.4 billion at December 31, 2019, $177.5 million higher than December 31, 2018. The increase in total liabilities at year-end 2019 compared to year-end 2018 was mainly due to a rise in FHLB advances in the fourth quarter of 2019, coupled with operating lease liabilities recorded on January 1, 2019 due to the adoption of ASU 2016-12, partially offset by lower total deposits.

Total deposits decreased $71.7 million, or 1.8%, to $3.8 billion at December 31, 2019 compared to December 31, 2018. The decrease in total deposits in 2019 was largely attributable to lower savings, NOW and money market deposits, and certificates of deposit, partially offset by growth in demand deposits.  Savings, NOW and money market deposits decreased $120.6 million, or 5.7% year-over-year, to $2.0 billion at December 31, 2019. Certificates of deposit decreased $21.5 million, or 6.5% year-over-year, to $308.0 million at December 31, 2019.  Demand deposits increased $70.4 million, or 4.9% year-over-year, to $1.5 billion at December 31, 2019.     FHLB advances increased $194.6 million, or 80.9% year-over-year, to $435.0 million at December 31, 2019.  The change in our deposit profile in 2019 reflects our strategy to allow higher cost brokered deposit accounts to runoff and grow our demand deposits.

Total stockholders’ equity was $497.2 million at December 31, 2019, an increase of $43.3 million, or 9.5%, from December 31, 2018, primarily due to net income of $51.7 million, other comprehensive income, net of deferred income taxes of $6.8 million, and share based compensation of $3.7 million, partially offset by $18.4 million in dividends. During the year ended December 31, 2019, there were 22,600 shares purchased under the 2019 Stock Repurchase Plan.

Page -30-

Loans

During 2019,  we continued to experience growth in most loan portfolios. The concentration of loans in our primary market areas may increase risk. Unlike larger banks that are more geographically diversified, our loan portfolio consists primarily of real estate loans secured by commercial, multi-family and residential real estate properties located in our principal lending areas of Nassau and Suffolk Counties on Long Island and the New York City boroughs.  The local economic conditions on Long Island have a significant impact on the volume of loan originations, the quality of loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect the financial results of our operations. Additionally, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

The interest rates charged by us on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by our competitors, our relationship with the customer, and the related credit risks of the transaction. These factors are affected by general and economic conditions including, but not limited to, monetary policies of the federal government, including the FRB, legislative policies and governmental budgetary matters.

We target our business lending and marketing initiatives towards promotion of loans that primarily meet the needs of small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected.

With respect to the underwriting of loans, there are certain risks, including the risk of non-payment that are associated with each type of loan that we market. Approximately 80.8% of our loan portfolio at December 31, 2019 was secured by real estate. Commercial real estate loans represented 42.7% of our loan portfolio. Multi-family mortgage loans represented 22.1% of our loan portfolio. Residential real estate mortgage loans represented 13.4% of our loan portfolio,  including home equity lines of credit representing 1.9% and residential mortgages representing 11.5% of our loan portfolio. Real estate construction and land loans represented 2.6% of our loan portfolio. Risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Home equity loans represent loans originated in our geographic markets with original loan to value ratios generally of 75% or less. Our residential mortgage portfolio included approximately $27.4 million in interest only mortgages at December 31, 2019. The underwriting standards for interest only mortgages are consistent with the remainder of the loan portfolio and do not include any features that result in negative amortization. We use conservative underwriting criteria to better insulate us from a downturn in real estate values and economic conditions on Long Island and the New York City boroughs that could have a significant impact on the value of collateral securing the loans as well as the ability of customers to repay loans.

The remainder of the loan portfolio was comprised of commercial and consumer loans, which represented 19.2% of our loan portfolio, at December 31, 2019. The commercial loans are made to businesses and include term loans, lines of credit, senior secured loans to corporations, equipment financing and taxi medallion loans. The primary risks associated with commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if we must take possession of the collateral.

Our policy for charging off loans is a multi-step process. A loan is considered a potential charge-off when it is in default of either principal or interest for a period of 90, 120 or 180 days, depending upon the loan type, as of the end of the prior month. In addition to delinquency criteria, other triggering events may include, but are not limited to, notice of bankruptcy by the borrower or guarantor, death of the borrower, and deficiency balance from the sale of collateral. These loans identified are presented for evaluation at the regular meeting of the CRMC. A loan is charged off when a loss is reasonably assured. The recovery of charged-off balances is actively pursued until the potential for recovery has been exhausted, or until the expense of collection does not justify the recovery efforts.

Page -31-

Total loans grew $404.5 million, or 12.3%, to $3.7 billion at December 31, 2019 compared to $3.3 billion at December 31, 2018, with multi-family loans being the largest contributor of the growth. Commercial real estate mortgage loans increased $192.1 million, or 14.0%, during 2019. Residential real estate mortgage loans decreased $26.6 million, or 5.1%,  during 2019. Commercial, industrial and agricultural loans increased $33.7 million, or 5.2%, in 2019. Real estate construction and land loans decreased $26.1 million, or 21.1%, in 2019. Multi-family mortgage loans and increased $226.3 million, or 38.6%, in 2019. Installment/consumer loans increased slightly during 2019. Fixed rate loans represented 21.9% and 23.9% of total loans at December 31, 2019 and 2018, respectively.

The following table presents the major classifications of loans at the dates indicated:

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Commercial real estate mortgage loans	$1,565,687	$1,373,556	$1,293,906	$1,091,752	$1,053,399
Multi-family mortgage loans	812,174	585,827	595,280	518,146	350,793
Residential real estate mortgage loans	493,144	519,763	464,264	364,884	392,815
Commercial, industrial and agricultural loans	679,444	645,724	616,003	524,450	501,766
Real estate construction and land loans	97,311	123,393	107,759	80,605	91,153
Installment/consumer loans	24,836	20,509	21,041	16,368	17,596
Total loans	3,672,596	3,268,772	3,098,253	2,596,205	2,407,522
Net deferred loan costs and fees	7,689	7,039	4,499	4,235	3,252
Total loans held for investment	3,680,285	3,275,811	3,102,752	2,600,440	2,410,774
Allowance for loan losses	(32,786)	(31,418)	(31,707)	(25,904)	(20,744)
Net loans	$3,647,499	$3,244,393	$3,071,045	$2,574,536	$2,390,030

Selected Loan Maturity Information

The following table presents the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of real estate mortgage loans and installment/consumer loans to individuals as of December 31, 2019:

		After One
	Within One	But Within	After
(In thousands)	Year	Five Years	Five Years	Total
Commercial loans	$277,954	$225,206	$176,284	$679,444
Construction and land loans (1)	59,609	15,806	21,896	97,311
Total	$337,563	$241,012	$198,180	$776,755

Rate provisions:
Amounts with fixed interest rates	$34,928	$138,207	$37,922	$211,057
Amounts with variable interest rates	302,635	102,805	160,258	565,698
Total	$337,563	$241,012	$198,180	$776,755

(1)

Included in the “After Five Years” column, are one-step construction loans that contain a preliminary construction period (interest only) that automatically converts to amortization at the end of the construction phase.

Past Due, Non-accrual and Restructured Loans and Other Real Estate Owned

The following table presents selected information about past due, non-accrual, and restructured loans and other real estate owned:

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Loans 90 days or more past due and still accruing	$343	$308	$1,834	$1,027	$964
Non-accrual loans excluding restructured loans	3,964	2,675	6,950	909	850
Restructured loans - non-accrual	405	133	5	332	60
Restructured loans - performing	26,340	16,913	16,727	2,417	1,681
Other real estate owned, net	—	175	—	—	250
Total	$31,052	$20,204	$25,516	$4,685	$3,805

Page -32-

	Year Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Gross interest income that has not been paid or recorded during the year under original terms:
Non-accrual loans	$47	$36	$110	$17	$6
Restructured loans	—	—	—	1	1

Gross interest income recorded during the year:
Non-accrual loans	$48	$39	$282	$1	$1
Restructured loans	1,212	716	619	123	109

Commitments for additional funds	—	—	—	—	—

The following table presents individually impaired loans by loan classification:

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Non-accrual loans excluding restructured loans:
Commercial real estate mortgage loans	$751	$1,158	$2,305	$185	$238
Residential real estate mortgage loans	294	—	100	719	612
Commercial, industrial and agricultural loans	—	4	4,124	—	—
Total	1,045	1,162	6,529	904	850

Restructured loans - non-accrual:
Commercial real estate mortgage loans	—	—	—	—	—
Residential real estate mortgage loans	—	—	—	65	60
Commercial, industrial and agricultural loans	320	—	—	—	—
Total	320	—	—	65	60

Total non-performing impaired loans	1,365	1,162	6,529	969	910

Restructured loans - performing:
Commercial real estate mortgage loans	4,924	1,926	8,857	1,354	1,391
Residential real estate mortgage loans	—	—	—	—	—
Commercial, industrial and agricultural loans	19,624	13,535	7,106	1,030	290
Total	24,548	15,461	15,963	2,384	1,681

Impaired loans - performing:
Commercial real estate mortgage loans	—	—	—	—	—
Residential real estate mortgage loans	—	—	—	—	—
Commercial, industrial and agricultural loans	1,070	2,732	—	—	—
Total	1,070	2,732	—	—	—

Total performing impaired loans	25,618	18,193	15,963	2,384	1,681

Total impaired loans	$26,983	$19,355	$22,492	$3,353	$2,591

Securities

Securities decreased $60.3 million to $804.8 million at December 31, 2019 compared to December 31, 2018, including restricted securities totaling $32.9 million at December 31, 2019 and $24.0 million at December 31, 2018. The available for sale portfolio decreased $42.6 million to $638.3 million at December 31, 2019 compared to December 31, 2018. Securities classified as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. During 2019, we sold $46.2 million of securities available for sale compared to $238.3 million in 2018. The decrease in securities available for sale is primarily the result of a $79.9 million decrease in residential collateral mortgage obligations and a $24.1 million decrease in GSE securities, partially offset by a $50.1 million increase in U.S. Treasury securities.  Securities held to maturity decreased $26.5 million to $133.6 million at December 31, 2019 compared to December 31, 2018. The decrease in securities held to maturity is primarily the result of an $8.3 million decrease in residential collateralized mortgage obligations, and a $12.5 million decrease in state and municipal obligations. Fixed rate securities represented 88.2% of total available for sale and held to maturity securities at December 31, 2019 compared to 88.4% at December 31, 2018.

Page -33-

The following table presents the fair values, amortized costs, contractual maturities and approximate weighted average yields of the available for sale and held to maturity securities portfolios at December 31, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have been computed on a tax equivalent basis based on the U.S. federal statutory tax rate of 21%.

	December 31, 2019
	Within			After One But			After Five But			After
	One Year			Within Five Years			Within Ten Years			Ten Years			Total
(Dollars in thousands)	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost
Available for sale:
U.S. Treasury securities	$50,822	$50,833	1.54%	$—	$—	—%	$—	$—	—%	$—	$—	—%	$50,822	$50,833
U.S. GSE securities	—	—	—	4,995	5,000	2.04	—	—	—	—	—	—	4,995	5,000
State and municipal obligations	1,143	1,142	2.39	14,829	14,620	2.65	16,540	16,088	2.86	2,452	2,453	2.00	34,964	34,303
U.S. GSE residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	84,691	84,550	2.31	84,691	84,550
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	277,851	278,149	1.55	277,851	278,149
U.S. GSE commercial mortgage-backed securities	—	—	—	8,761	8,753	2.63	4,848	4,903	2.42	—	—	—	13,609	13,656
U.S. GSE commercial collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	104,156	102,722	2.91	104,156	102,722
Other asset backed securities	—	—	—	—	—	—	—	—	—	23,401	24,250	2.98	23,401	24,250
Corporate bonds	—	—	—	14,538	15,000	2.00	29,264	31,000	2.31	—	—	—	43,802	46,000
Total available for sale	$51,965	$51,975	1.56%	$43,123	$43,373	2.35%	$50,652	$51,991	2.49%	$492,551	$492,124	2.04%	$638,291	$639,463

Held to maturity:
State and municipal obligations	$8,838	$8,827	2.48%	$23,382	$22,902	3.01%	$9,444	$9,129	3.15%	$153	$150	2.73%	$41,817	$41,008
U.S. GSE residential mortgage-backed securities	—	—	—	—	—	—	5,919	5,947	1.80	2,174	2,195	2.23	8,093	8,142
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	—	—	3,865	3,871	2.10	36,633	36,065	2.65	40,498	39,936
U.S. GSE commercial mortgage-backed securities	—	—	—	4,824	4,776	2.42	4,835	4,805	2.27	7,576	7,634	2.98	17,235	17,215
U.S. GSE commercial collateralized mortgage obligations	—	—	—	387	392	0.99	—	—	—	26,997	26,945	2.57	27,384	27,337
Total held to maturity	8,838	8,827	2.48	28,593	28,070	2.88	24,063	23,752	2.46	73,533	72,989	2.64	135,027	133,638
Total securities	$60,803	$60,802	1.69%	$71,716	$71,443	2.56%	$74,715	$75,743	2.48%	$566,084	$565,113	2.12%	$773,318	$773,101

Deposits and Borrowings

Borrowings, consisting of repurchase agreements, FHLB advances and subordinated debentures, increased $195.2 million year-over-year to $514.9 million at December 31, 2019. Total deposits decreased $71.7 million to $3.8 billion at December 31, 2019 compared to December 31, 2018. Individual, partnership and corporate (“IPC deposits”) account balances increased $77.2 million and public funds and brokered deposits decreased $148.9 million. The decrease in deposits is attributable to a decrease in savings, NOW and money market deposits of $120.6 million, or 5.7%, to $2.0 billion at December 31, 2019, and a decrease in certificates of deposit of $21.5 million, or 6.5%, to $308.0 million at December 31, 2019, partially offset by an increase in demand deposits of $70.4 million, or 4.9%, to $1.5 billion at December 31, 2019.

Page -34-

Certificates of deposit of $100,000 or more increased $7.0 million, or 3.4%, from December 31, 2018 and other time deposits decreased $28.5 million, or 23.3%, compared to December 31, 2018.

The following table presents the remaining maturities of the Bank’s time deposits at December 31, 2019:

	Less than	$100,000 or
(In thousands)	$100,000	Greater	Total
3 months or less	$12,022	$28,244	$40,266
Over 3 through 6 months	56,354	60,250	116,604
Over 6 through 12 months	14,598	32,366	46,964
Over 12 months through 24 months	5,850	77,570	83,420
Over 24 months through 36 months	1,160	10,112	11,272
Over 36 months through 48 months	1,803	2,269	4,072
Over 48 months through 60 months	2,076	2,901	4,977
Over 60 months	21	381	402
Total	$93,884	$214,093	$307,977

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

The Holding Company’s principal sources of liquidity included cash and cash equivalents of $3.6 million as of December 31, 2019, and dividend capabilities from the Bank. Cash available for distribution of dividends to our shareholders is primarily derived from dividends paid by the Bank to the Company. During 2019, the Bank paid $24.5 million in cash dividends to the Holding Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income for that year combined with its retained net income of the preceding two years. As of January 1, 2020, the Bank had $58.7 million of retained net income available for dividends to the Holding Company. In the event that the Holding Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Holding Company did not make any capital contributions to the Bank during the year ended December 31, 2019.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At December 31, 2019, the Bank had aggregate lines of credit of $373.0 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $353.0 million is available on an unsecured basis. As of December 31, 2019, the Bank had no overnight borrowings outstanding under these lines. As of December 31, 2018, the Bank had no overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of

Page -35-

December 31, 2019, the Bank had $195.0 million in FHLB overnight borrowings outstanding and $240.0 million outstanding in FHLB term borrowings. As of December 31, 2018, the Bank had no FHLB overnight borrowings and $240.4 million outstanding in FHLB term borrowings. As of December 31, 2019, the Bank had securities sold under agreements to repurchase of $1.0 million outstanding with customers and nothing outstanding with brokers. As of December 31, 2018, the Bank had securities sold under agreements to repurchase of $0.5 million outstanding with customers and nothing outstanding with brokers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of December 31, 2019, the Bank had $77.3 million outstanding in brokered certificates of deposit and $85.1 million outstanding in brokered money market accounts. As of December 31, 2018, the Bank had $101.6 million outstanding in brokered certificates of deposits and $150.2 million outstanding in brokered money market accounts.

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

Contractual Obligations

In the ordinary course of operations, we enter into certain contractual obligations.

The following table presents contractual obligations outstanding at December 31, 2019:

		Less than	One to	Four to	Over Five
(In thousands)	Total	One Year	Three Years	Five Years	Years
Operating leases	$52,559	$7,011	$13,776	$11,448	$20,324
FHLB advances and repurchase agreements	435,999	435,999	—	—	—
Subordinated debentures	80,000	—	—	—	80,000
Time deposits	307,977	203,834	94,692	9,049	402
Total contractual obligations outstanding	$876,535	$646,844	$108,468	$20,497	$100,726

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2019,  we had $117.0 million in outstanding loan commitments and $674.2 million in outstanding commitments for various lines of credit including unused overdraft lines. We also had $23.7 million of standby letters of credit as of December 31, 2019. See Note 18 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

Capital Resources

Stockholders’ equity increased $43.3 million year-over-year to $497.2 million at December 31, 2019 primarily as a result of net income, the net change in unrealized gains on available for sale securities, and the stock-based compensation plan, partially offset by dividends declared and the net change in unrealized losses on cash flow hedges. The ratio of average stockholders’ equity to average total assets was 10.11% for the year ended December 31, 2019 compared to 10.08% for the year ended December 31, 2018.

The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the risk-based capital adequacy ratio levels required for classification as a “well capitalized”

Page -36-

institution by the FDIC (see Note 19 of the Notes to the Consolidated Financial Statements). Since 2015,  we have raised $209.5 million in capital through the following initiatives:

•	On June 19, 2015, we issued 5,647,268 shares of common stock with net proceeds of $157.1 million in capital. These shares were issued in connection with the acquisition of CNB.
•

On November 28, 2016, we completed a public offering with net proceeds of $47.5 million in capital from the sale of 1,613,000 shares of common stock. The purpose of the offering was, in part, to provide additional capital to support organic growth, the pursuit of strategic acquisition opportunities and other general corporate purposes, including contributing capital to the Bank.

•	Proceeds of $4.9 million in capital through issuance of common stock through the Dividend Reinvestment Plan and the Employee Stock Purchase Plan.

We have the ability to issue additional common stock and/or preferred stock should the need arise under a shelf registration statement filed in May 2019.

We utilize cash dividends and stock repurchases to manage our capital levels. In 2019, the Company declared four quarterly cash dividends totaling $18.4 million compared to four quarterly cash dividends of $18.3 million in 2018. The dividend payout ratios for 2019 and 2018 were 35.63% and 46.76%, respectively.  In February 2019, we announced the approval of a stock repurchase plan for up to 1,000,000 shares of common stock. There is no expiration date for the stock repurchase plan. During the year ended December 31, 2019, we purchased 22,600 shares of our common stock under the repurchase plan at a cost of $0.6 million.

Our return on average equity increased to 10.84%  for the year ended December 31, 2019 from 8.66% for the year ended December 31, 2018.  Our return on average assets increased to 1.10%  in 2019 compared to 0.87% in 2018.  The year-over-year increases in return on average equity and return on average assets were due to higher net income in 2019 compared to 2018.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Changes in interest rates could adversely affect our results of operations and financial condition. Interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of goods and services. Interest rates are highly sensitive to many factors, which are beyond our control, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the FRB.

Impact of Prospective Accounting Standards

For a discussion regarding the impact of new accounting standards, refer to Note 1 of the Notes to the Consolidated Financial Statements.

Page -37-

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

At December 31, 2019, $680.4 million, or 88.2%, of our available for sale and held to maturity securities had fixed interest rates.  At December 31, 2019, $2.9 billion, or 78.1%, of our loan portfolio had adjustable or floating interest rates. Changes in interest rates affect the value of our interest-earning assets and, in particular, our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest-earning assets, which could adversely affect our stockholders’ equity and results of operations if sold. We are also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans we originate and the average life of loans and securities, which can impact the yields earned on our loans and securities. In periods of decreasing interest rates, the average life of loans and securities we hold may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and, therefore, an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans.

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

In addition to the above scenarios, we consider other, non-parallel rate shifts that would also exert pressure on earnings.  The current low interest rate environment presents the possibility for a flattening of the yield curve, which presents a challenge to a bank, like us, that derives most of its revenue from net interest margin. During the year ended December 31, 2019, the yield on U.S. Treasury 5-year notes decreased 82 basis points from 2.51% to 1.69%, while the yield on 3-month Treasury bills decreased 90 basis points from 2.45% to 1.55%. While the 3-month/5-year Treasury spread increased from 6 basis points at December 31, 2018 to 14 basis points at December 31, 2019, the yield curve continues to be considerably flat compared to the 3-month/5-year Treasury spread of 81 basis points at December 31, 2017 and 142 basis points at December 31, 2016. A continued flat or inverted yield curve in 2020 may adversely affect net interest income as borrowers tend to refinance higher-rate fixed rate loans at lower rates and we may not be able to reinvest those prepayments in assets earning interest rates as high as the rates on those prepaid assets.

Page -38-

The following reflects our net interest income sensitivity analysis at December 31, 2019 and 2018:

	December 31, 2019
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$1,028	0.70%	$12,075	8.21%
100	520	0.35	6,787	4.62
Static	—	—	—	—
(100)	(574)	(0.39)	(3,586)	(2.44)

	December 31, 2018
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$(2,212)	(1.57)%	$8,767	6.23%
100	(898)	(0.64)	7,355	5.23
Static	—	—	—	—
(100)	(435)	(0.31)	(266)	(0.19)

As noted in the table above, a 200-basis point increase in interest rates is projected to increase net interest income by 0.70% in year 1 and increase net interest income by 8.21% in year 2. Our balance sheet sensitivity to such a move in interest rates at December 31, 2019 decreased as compared to December 31, 2018 (which was a decrease of 1.57% in net interest income over a twelve-month period). This decrease is the result of an increase in non-interest-bearing demand deposits and a reduction in brokered deposits, coupled with a higher portion of our loans repricing to market rates. We also continue to show the ability to hold the costs of interest-bearing deposits to below market rates. Overall, our strategy is shifting to a focus on reducing our exposure to falling rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio decreased from 3.05 years at December 31, 2018 to 2.35 years at December 31, 2019.

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

Page -39-

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2019	2018

Assets
Cash and due from banks	$77,693	$142,145
Interest-bearing deposits with banks	39,501	153,223
Total cash and cash equivalents	117,194	295,368

Securities available for sale, at fair value	638,291	680,886
Securities held to maturity (fair value of $135,027 and $156,792, respectively)	133,638	160,163
Total securities	771,929	841,049

Securities, restricted	32,879	24,028

Loans held for sale	12,643	—

Loans held for investment	3,680,285	3,275,811
Allowance for loan losses	(32,786)	(31,418)
Loans, net	3,647,499	3,244,393

Premises and equipment, net	34,062	35,008
Operating lease right-of-use assets	43,450	—
Accrued interest receivable	10,908	11,236
Goodwill	105,950	105,950
Other intangible assets	3,677	4,374
Prepaid pension	10,988	10,263
Bank owned life insurance	91,942	89,712
Other real estate owned	—	175
Other assets	38,399	39,188
Total assets	$4,921,520	$4,700,744

Liabilities
Demand deposits	$1,518,958	$1,448,605
Savings, NOW and money market deposits	1,987,712	2,108,297
Certificates of deposit of $100,000 or more	214,093	207,087
Other time deposits	93,884	122,404
Total deposits	3,814,647	3,886,393

Repurchase agreements	999	539
Federal Home Loan Bank ("FHLB") advances	435,000	240,433
Subordinated debentures, net	78,920	78,781
Operating lease liabilities	45,977	—
Other liabilities and accrued expenses	48,823	40,768
Total liabilities	4,424,366	4,246,914

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share (40,000,000 shares authorized; 19,898,022 and 19,815,680 shares issued, respectively; and 19,836,797 and 19,790,884 shares outstanding, respectively)	199	198
Surplus	356,436	352,093
Retained earnings	150,703	117,432
Treasury stock at cost, 61,225 and 24,796 shares, respectively	(1,843)	(781)
	505,495	468,942
Accumulated other comprehensive loss, net of income taxes	(8,341)	(15,112)
Total stockholders’ equity	497,154	453,830
Total liabilities and stockholders’ equity	$4,921,520	$4,700,744

See accompanying Notes to the Consolidated Financial Statements.
Page -40-

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Interest income:
Loans (including fee income)	$158,228	$144,380	$126,420
Mortgage-backed securities, CMOs and other asset-backed securities	16,182	16,591	15,231
U.S. GSE securities	465	837	1,198
State and municipal obligations	2,234	2,812	3,788
Corporate bonds	1,200	1,422	1,233
Deposits with banks	1,697	1,076	278
Other interest and dividend income	1,535	1,866	1,701
Total interest income	181,541	168,984	149,849

Interest expense:
Savings, NOW and money market deposits	23,687	15,928	7,858
Certificates of deposit of $100,000 or more	4,270	3,007	1,843
Other time deposits	1,502	1,801	725
Federal funds purchased and repurchase agreements	767	1,200	1,571
FHLB advances	4,573	5,729	6,105
Subordinated debentures	4,539	4,539	4,539
Junior subordinated debentures	—	—	48
Total interest expense	39,338	32,204	22,689

Net interest income	142,203	136,780	127,160
Provision for loan losses	5,700	1,800	14,050
Net interest income after provision for loan losses	136,503	134,980	113,110

Non-interest income:
Service charges and other fees	10,059	9,853	8,996
Net securities gains (losses)	201	(7,921)	38
Title fees	1,720	1,797	2,394
Gain on sale of Small Business Administration ("SBA") loans	1,984	2,078	1,689
Bank owned life insurance	2,230	2,219	2,250
Loan swap fees	7,460	716	1,008
Other	1,733	2,826	1,727
Total non-interest income	25,387	11,568	18,102

Non-interest expense:
Salaries and employee benefits	56,244	50,458	46,560
Occupancy and equipment	14,372	13,245	13,998
Technology and communications	7,905	6,465	5,753
Marketing and advertising	4,740	4,597	4,742
Professional services	3,797	4,004	3,153
FDIC assessments	608	1,665	1,310
Net fraud loss	—	8,900	—
Office relocation costs	—	750	—
Restructuring costs	—	—	8,020
Amortization of other intangible assets	787	917	1,047
Other	7,686	7,179	7,144
Total non-interest expense	96,139	98,180	91,727

Income before income taxes	65,751	48,368	39,485
Income tax expense	14,060	9,141	18,946
Net income	$51,691	$39,227	$20,539
Basic earnings per share	$2.59	$1.97	$1.04
Diluted earnings per share	$2.59	$1.97	$1.04

See accompanying Notes to the Consolidated Financial Statements.

Page -41-

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$51,691	$39,227	$20,539
Other comprehensive income (loss):
Change in unrealized net gains (losses) on securities available for sale, net of reclassifications and deferred income taxes	10,856	(348)	(505)
Adjustment to pension liability, net of reclassifications and deferred income taxes	(410)	(832)	193
Unrealized (losses) gains on cash flow hedges, net of reclassifications and deferred income taxes	(3,675)	1,007	1,089
Total other comprehensive income (loss)	6,771	(173)	777
Comprehensive income	$58,462	$39,054	$21,316

See accompanying Notes to the Consolidated Financial Statements.

Page -42-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

					Accumulated
					Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at January 1, 2017	$191	$329,427	$91,594	$(161)	$(13,064)	$407,987
Net income			20,539			20,539
Shares issued under the dividend reinvestment plan (“DRP”) (24,981 shares)		951				951
Shares issued for trust preferred securities conversions (529,292 shares)	5	14,944				14,949
Stock awards granted and distributed (72,979 shares)	1	(434)		433		—
Stock awards forfeited (8,213 shares)		218		(218)		—
Repurchase of surrendered stock from vesting of stock plans (10,068 shares)				(350)		(350)
Share based compensation expense		2,585				2,585
Impact of Tax Cuts and Jobs Act related to accumulated other comprehensive income reclassification			2,652		(2,652)	—
Cash dividend declared, $0.92 per share			(18,238)			(18,238)
Other comprehensive income, net of deferred income taxes					777	777
Balance at December 31, 2017	$197	$347,691	$96,547	$(296)	$(14,939)	$429,200

Net income			39,227			39,227
Shares issued under the DRP (25,154 shares)		954				954
Shares issued under the Employee Stock Purchase Plan ("ESPP"), net of offering costs (3,758 shares)		63				63
Stock awards granted and distributed (84,910 shares)	1	(539)		538		—
Stock awards forfeited (15,225 shares)		437		(437)		—
Repurchase of surrendered stock from vesting of stock plans (17,073 shares)				(586)		(586)
Share based compensation expense		3,487				3,487
Cash dividend declared, $0.92 per share			(18,342)			(18,342)
Other comprehensive loss, net of deferred income taxes					(173)	(173)
Balance at December 31, 2018	$198	$352,093	$117,432	$(781)	$(15,112)	$453,830

Net income			51,691			51,691
Shares issued under the DRP (24,529 shares)		867				867
Shares issued under the ESPP (7,888 shares)		235				235
Purchase of treasury stock (22,600 shares)		—		(625)		(625)
Stock awards granted and distributed (82,210 shares)	1	(988)		987		—
Stock awards forfeited (19,531 shares)		555		(555)		—
Repurchase of surrendered stock from vesting of stock plans (26,583 shares)		(18)		(869)		(887)
Share based compensation expense		3,692				3,692
Cash dividend declared, $0.92 per share			(18,420)			(18,420)
Other comprehensive income, net of deferred income taxes					6,771	6,771
Balance at December 31, 2019	$199	$356,436	$150,703	$(1,843)	$(8,341)	$497,154

See accompanying Notes to the Consolidated Financial Statements.

Page -43-

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$51,691	$39,227	$20,539
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,700	1,800	14,050
Depreciation and amortization of premises and equipment	4,253	3,822	3,827
Net (accretion) and other amortization	(1,375)	(2,093)	(7,936)
Net amortization on securities	4,365	4,009	6,361
Increase in cash surrender value of bank owned life insurance	(2,230)	(2,219)	(2,250)
Amortization of other intangible assets	787	917	1,047
Share based compensation expense	3,692	3,487	2,585
Net securities (gains) losses	(201)	7,921	(38)
Decrease (increase) in accrued interest receivable	328	416	(1,419)
SBA loans originated for sale	(27,419)	(28,340)	(18,596)
Proceeds from sale of the guaranteed portion of SBA loans	29,922	30,898	20,667
Gain on sale of the guaranteed portion of SBA loans	(1,984)	(2,078)	(1,689)
(Gain) loss on sale of loans	—	(441)	58
Decrease (increase) in other assets	3,942	(2,373)	5,426
(Decrease) increase in accrued expenses and other liabilities	(1,509)	3,430	4,194
Net cash provided by operating activities	69,962	58,383	46,826

Cash flows from investing activities:
Purchases of securities available for sale	(141,297)	(255,746)	(116,956)
Purchases of securities, restricted	(97,206)	(505,272)	(654,017)
Purchases of securities held to maturity	—	(1,000)	(4,128)
Proceeds from sales of securities available for sale	46,478	230,372	52,367
Redemption of securities, restricted	88,355	516,593	653,411
Maturities, calls and principal payments of securities available for sale	149,456	92,818	118,092
Maturities, calls and principal payments of securities held to maturity	25,642	20,851	45,334
Net increase in loans	(421,024)	(213,973)	(526,989)
Proceeds from loan sale	—	40,133	23,171
Proceeds from sales of other real estate owned ("OREO"), net	297	—	—
Purchase of premises and equipment	(3,307)	(5,325)	(2,069)
Net cash used in investing activities	(352,606)	(80,549)	(411,784)

Cash flows from financing activities:
Net (decrease) increase in deposits	(71,728)	551,891	408,597
Net decrease in federal funds purchased	—	(50,000)	(50,000)
Net increase (decrease) in FHLB advances	194,568	(260,855)	5,056
Repayment of junior subordinated debentures	—	—	(352)
Net increase (decrease) in repurchase agreements	460	(338)	203
Net proceeds from issuance of common stock	1,102	1,017	951
Purchase of treasury stock	(625)	—	—
Repurchase of surrendered stock from vesting of stock plans	(887)	(586)	(350)
Cash dividends paid	(18,420)	(18,342)	(18,238)
Net cash provided by financing activities	104,470	222,787	345,867

Net (decrease) increase in cash and cash equivalents	(178,174)	200,621	(19,091)
Cash and cash equivalents at beginning of period	295,368	94,747	113,838
Cash and cash equivalents at end of period	$117,194	$295,368	$94,747

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$39,395	$32,254	$22,917
Income taxes	$9,158	$2,474	$8,445

Non-cash investing and financing activities:
Transfers from portfolio loans to loans held for sale	$12,643	$—	$—
Conversion of junior subordinated debentures	$—	$—	$15,350
Transfers from portfolio loans to other real estate owned	$—	$175	$—

See accompanying Notes to the Consolidated Financial Statements.

Page -44-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation

The consolidated financial statements include Bridge Bancorp, Inc. (the “Holding Company”), a bank holding company incorporated under the laws of the State of New York, and its wholly-owned subsidiary, BNB Bank (the “Bank”), together referred to as “the Company.” The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc.; a financial title insurance subsidiary, Bridge Abstract LLC (“Bridge Abstract”); and an investment services subsidiary, Bridge Financial Services, Inc. (“Bridge Financial Services”). Intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services through its branches in its primary market areas of Suffolk and Nassau Counties on Long Island and the New York City boroughs. The Bank’s primary deposit products are time, savings and demand deposits from the consumers, businesses and local municipalities in its market area. Its primary lending products are commercial real estate, multi-family, commercial and industrial, and residential mortgage loans. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

The audited consolidated financial statements presented in this Annual Report on Form 10-K include the collective results of the Holding Company and its wholly-owned subsidiary, the Bank, which are collectively herein referred to as “we”, “us”, “our” and the “Company.”

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and general practices within the financial institution industry. The following is a description of the significant accounting policies that the Company follows in preparing its consolidated financial statements.

Use of Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual future results could differ.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest- earning deposits with banks, and federal funds sold, which mature overnight. Net cash flows are reported for customer loan and deposit transactions, federal funds purchased, FHLB advances, and repurchase agreements.

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

Page -45-

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Loans Held for Sale

Loans held for sale are carried at the lower of aggregate cost or estimated fair value. Any subsequent declines in fair value below the initial carrying value are recorded as a valuation allowance, which is established through a charge to earnings.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of partial charge-offs, deferred origination costs and fees and purchase premiums and discounts. Loan origination and commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. When a loan prepays, the remaining unamortized net deferred origination fees or costs are recognized in the current year. Interest on loans is credited to income based on the principal outstanding during the period. Past due status is based on the contractual terms of the loan. Loans that are 90 days past due are automatically placed on non-accrual and previously accrued interest is reversed and charged against interest income. However, if the loan is in the process of collection and the Bank has reasonable assurance that the loan will be fully collectable based upon an individual loan evaluation assessing such factors as collateral and collectability, accrued interest will be recognized as earned. If a payment is received when a loan is non-accrual or a troubled debt restructuring loan is non-accrual, the payment is applied to the principal balance. A troubled debt restructured loan performing in accordance with its modified terms is maintained on accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Page -46-

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

PCI loans that were non-accrual prior to acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if management can reasonably estimate the timing and amount of the expected cash flows on such loans and if management expects to fully collect the new carrying value of the loans. As such, management may no longer consider the loans to be non-accrual or non-performing and may accrue interest on these loans, including the impact of any accretable discount.

Unless otherwise noted, the above policy is applied consistently to all loan classes.

Allowance for Loan Losses

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses in our loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances. Management monitors its entire loan portfolio regularly, with consideration given to detailed analysis of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged against the allowance.

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 310, “Receivables”. Such valuation, which includes a review of loans for which full collectability in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to the Company’s policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectable. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectability of a loan is not reasonably assured. These assumptions and judgments are also used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with the Bank’s lending activities, but which, unlike individual allowances, have not been allocated to particular

Page -47-

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

Unless otherwise noted, the above policy is applied consistently to all loan portfolio segments.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with a useful life of fifty years for buildings and a range of two to ten years for equipment, computer hardware and software, and furniture and fixtures. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Land is carried at cost.

Improvements and major repairs are capitalized, while the cost of ordinary maintenance, repairs and minor improvements are charged to expense.

Page -48-

Bank-Owned Life Insurance

The Bank is the owner and beneficiary of life insurance policies on certain employees. Bank-owned life insurance (“BOLI”) is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

Derivatives

The Company records cash flow hedges at the inception of the derivative contract based on the Company’s intentions and belief as to likely effectiveness as a hedge. Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income (“OCI”) and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. The changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

Page -49-

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods in which the hedged transactions will affect earnings.

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. It is management’s position, as currently supported by the facts and circumstances, that no valuation allowance is necessary against any of the Company’s deferred tax assets.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. There are no such tax positions in the Company’s financial statements at December 31, 2019 and 2018.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2019 and 2018.

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

Dividend Restriction

Cash available for distribution of dividends to stockholders of the Company is primarily derived from cash and cash equivalents of the Company and dividends paid by the Bank to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. Dividends from the Bank to the Company at January 1, 2020 are limited to $58.7 million, which represents the Bank’s net retained earnings from the previous two years. During 2019, the Bank paid $24.5 million in cash dividends to the Company.

Page -50-

Segment Reporting

While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Stock-Based Compensation

Compensation cost is recognized for stock options, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”) issued to employees and independent directors, based on the fair value of these awards at the date of the grant.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used to estimate the fair value for RSAs and RSUs.

Compensation cost is recognized as expense over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize forfeitures as they occur.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available for sale securities, unrealized gains and losses on cash flow hedges, and changes in the funded status of the pension plan, which are also recognized as separate components of equity.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Standards Effective in 2019

ASU 2016‑02, Leases (Topic 842)

In February 2016, the FASB amended existing guidance that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The new guidance also requires enhanced disclosure about an entity’s leasing arrangements. The Company adopted Topic 842 using the transition approach of applying the new leases standard at the beginning of the period of adoption on January 1, 2019. The new guidance includes a number of optional transition-related practical expedients that must be elected as a package and applied by a reporting entity to all of its leases consistently.  The Company has elected to apply the package of practical expedients to all of its existing leases, which among other things, allowed the Company to carry forward the historical lease classification as operating leases in accordance with previous GAAP.  The effect of adopting this standard in the Company's consolidated balance sheets was a $39 million increase in operating right-of-use assets and operating lease liabilities as of January 1, 2019. Refer to Note 7. “Leases” for further details of Leases.

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

Page -51-

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

Standards Effective in 2020

ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326)

In June 2016, the FASB issued guidance to replace the incurred loss methodology with an expected loss methodology, which is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, Topic 326 made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell. The Company adopted Topic 326 in the first quarter of 2020 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. A cumulative-effect adjustment will be recorded in retained earnings as of January 1, 2020. Results for reporting periods beginning after January 1, 2020 will be presented under Topic 326 while prior period amounts will continue to be reported in accordance with previously applicable GAAP. The impact of adoption will be significantly influenced by the composition, characteristics and quality of the loans and securities portfolios, as well as the prevailing economic conditions and forecasts as of the adoption date. The Company continues to finalize its impact assumptions, documentation of internal controls and model validation, and expects the cumulative effect of adopting Topic 326 as of January 1, 2020 will result in an initial increase to the allowance for credit losses, including the increase in reserve for unfunded commitments, of up to approximately 10% above the current allowance for loan losses levels. Based on the credit quality of the Company's securities portfolio, the Company expects the allowance for credit losses for securities held to maturity and securities available for sale to be minimal.

ASU 2017‑04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB amended existing guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments are effective for public business entities that are an SEC filer, like the Company, for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendments should be applied prospectively. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition in the first annual period when the entity initially adopts the amendments. The adoption of ASU 2017‑04 did not have an effect on the Company's consolidated financial statements.

ASU 2018‑15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in this ASU are effective for public business entities, like the Company, for fiscal years beginning after

Page -52-

December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of ASU 2018‑15 did not have a material effect on the Company's consolidated financial statements.

2. SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio and the corresponding amounts of gross unrealized gains and losses therein:

	December 31,
	2019				2018
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$50,833	$—	$(11)	$50,822	$—	$—	$—	$—
U.S. GSE securities	5,000	—	(5)	4,995	29,997	—	(947)	29,050
State and municipal obligations	34,303	704	(43)	34,964	40,980	105	(354)	40,731
U.S. GSE residential mortgage-backed securities	84,550	609	(468)	84,691	96,536	38	(3,036)	93,538
U.S. GSE residential collateralized mortgage obligations	278,149	1,166	(1,464)	277,851	362,905	826	(5,954)	357,777
U.S. GSE commercial mortgage-backed securities	13,656	23	(70)	13,609	3,536	—	(28)	3,508
U.S. GSE commercial collateralized mortgage obligations	102,722	1,723	(289)	104,156	93,177	—	(2,539)	90,638
Other asset-backed securities	24,250	—	(849)	23,401	24,250	—	(1,031)	23,219
Corporate bonds	46,000	—	(2,198)	43,802	46,000	—	(3,575)	42,425
Total available for sale	639,463	4,225	(5,397)	638,291	697,381	969	(17,464)	680,886

Held to maturity:
State and municipal obligations	41,008	809	—	41,817	53,540	290	(276)	53,554
U.S. GSE residential mortgage-backed securities	8,142	5	(54)	8,093	9,688	—	(336)	9,352
U.S. GSE residential collateralized mortgage obligations	39,936	624	(62)	40,498	48,244	163	(1,130)	47,277
U.S. GSE commercial mortgage-backed securities	17,215	102	(82)	17,235	19,098	4	(620)	18,482
U.S. GSE commercial collateralized mortgage obligations	27,337	191	(144)	27,384	29,593	—	(1,466)	28,127
Total held to maturity	133,638	1,731	(342)	135,027	160,163	457	(3,828)	156,792
Total securities	$773,101	$5,956	$(5,739)	$773,318	$857,544	$1,426	$(21,292)	$837,678

Page -53-

The following table summarizes securities with gross unrealized losses at December 31, 2019 and 2018, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31,
	2019				2018
	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses	Value	Losses
Available for sale:
U.S. Treasury securities	$50,822	$(11)	$—	$—	$—	$—	$—	$—
U.S. GSE securities	—	—	4,995	(5)	—	—	29,050	(947)
State and municipal obligations	4,982	(42)	76	(1)	6,655	(15)	21,273	(339)
U.S. GSE residential mortgage-backed securities	2,935	(30)	39,617	(438)	—	—	88,762	(3,036)
U.S. GSE residential collateralized mortgage obligations	81,377	(480)	93,403	(984)	46,452	(141)	172,468	(5,813)
U.S. GSE commercial mortgage-backed securities	6,648	(70)	—	—	—	—	3,508	(28)
U.S. GSE commercial collateralized mortgage obligations	28,710	(145)	9,614	(144)	46,705	(623)	43,933	(1,916)
Other asset-backed securities	—	—	23,401	(849)	—	—	23,219	(1,031)
Corporate bonds	—	—	43,802	(2,198)	—	—	42,425	(3,575)
Total available for sale	$175,474	$(778)	$214,908	$(4,619)	$99,812	$(779)	$424,638	$(16,685)

Held to maturity:
State and municipal obligations	$—	$—	$—	$—	$8,286	$(26)	$22,142	$(250)
U.S. GSE residential mortgage-backed securities	—	—	7,268	(54)	—	—	9,352	(336)
U.S. GSE residential collateralized mortgage obligations	6,750	(17)	6,105	(45)	—	—	40,665	(1,130)
U.S. GSE commercial mortgage-backed securities	—	—	5,034	(82)	—	—	16,205	(620)
U.S. GSE commercial collateralized mortgage obligations	13,038	(57)	4,300	(87)	—	—	28,127	(1,466)
Total held to maturity	$19,788	$(74)	$22,707	$(268)	$8,286	$(26)	$116,491	$(3,802)

Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) quarterly and more frequently when economic or market conditions warrant. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held to maturity are generally evaluated for OTTI under FASB ASC 320, “Investments - Debt and Equity Securities” (“ASC 320”). In determining OTTI under the FASB ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet these criteria, the amount of impairment is split into two components: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

At December 31, 2019, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Other asset backed securities are comprised of student loan backed bonds, which are guaranteed by the U.S. Department of Education for 97% to 100% of principal. Additionally, the bonds have credit support of 3% to 5% and have maintained their Aa3 Moody’s rating during the time the Bank has owned them. The corporate bonds within the portfolio have all maintained an
Page -54-

investment grade rating by either Moody’s or Standard and Poor’s. None of the unrealized losses were related to credit losses. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2019.

The following table sets forth the estimated fair value, amortized cost and contractual maturities of the securities portfolio at December 31, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019
	Within		After One but		After Five but		After
	One Year		Within Five Years		Within Ten Years		Ten Years		Total
	Estimated		Estimated		Estimated		Estimated		Estimated
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
(In thousands)	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Available for sale:
U.S. Treasury securities	$50,822	$50,833	$—	$—	$—	$—	$—	$—	$50,822	$50,833
U.S. GSE securities	—	—	4,995	5,000	—	—	—	—	4,995	5,000
State and municipal obligations	1,143	1,142	14,829	14,620	16,540	16,088	2,452	2,453	34,964	34,303
U.S. GSE residential mortgage-backed securities	—	—	—	—	—	—	84,691	84,550	84,691	84,550
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	—	—	277,851	278,149	277,851	278,149
U.S. GSE commercial mortgage-backed securities	—	—	8,761	8,753	4,848	4,903	—	—	13,609	13,656
U.S. GSE commercial collateralized mortgage obligations	—	—	—	—	—	—	104,156	102,722	104,156	102,722
Other asset backed securities	—	—	—	—	—	—	23,401	24,250	23,401	24,250
Corporate bonds	—	—	14,538	15,000	29,264	31,000	—	—	43,802	46,000
Total available for sale	51,965	51,975	43,123	43,373	50,652	51,991	492,551	492,124	638,291	639,463

Held to maturity:
State and municipal obligations	8,838	8,827	23,382	22,902	9,444	9,129	153	150	41,817	41,008
U.S. GSE residential mortgage-backed securities	—	—	—	—	5,919	5,947	2,174	2,195	8,093	8,142
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	3,865	3,871	36,633	36,065	40,498	39,936
U.S. GSE commercial mortgage-backed securities	—	—	4,824	4,776	4,835	4,805	7,576	7,634	17,235	17,215
U.S. GSE commercial collateralized mortgage obligations	—	—	387	392	—	—	26,997	26,945	27,384	27,337
Total held to maturity	8,838	8,827	28,593	28,070	24,063	23,752	73,533	72,989	135,027	133,638
Total securities	$60,803	$60,802	$71,716	$71,443	$74,715	$75,743	$566,084	$565,113	$773,318	$773,101

Sales and Calls of Securities

There were $46.5 million of proceeds on sales of available for sale securities with gross gains of approximately $0.2 million realized in 2019. There were $230.4 million of proceeds on sales of available for sale securities with gross losses of approximately $7.9 million realized in 2018. There were $52.4 million of proceeds on sales of available for sale securities with gross gains of approximately $0.3 million and gross losses of approximately $0.3 million realized in 2017. There were $20.3 million and $3.3 million of proceeds from calls of securities in 2019 and 2018, respectively.

Pledged Securities

Securities having a fair value of $402.2 million and $354.3 million at December 31, 2019 and 2018, respectively, were pledged to secure public deposits and FHLB and FRB overnight borrowings.

Trading Securities

The Company did not hold any trading securities during the years ended December 31, 2019 and 2018.

Page -55-

Restricted Securities

The Bank is a member of the FHLB of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the FRB system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $32.9 million and $24.0 million in FHLB, ACBB and FRB stock at December 31, 2019 and 2018, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

As of December 31, 2019 and 2018, there was no issuer, other than the U.S. Government and its sponsored entities, where the Bank had invested holdings that exceeded 10% of consolidated stockholders’ equity.

3. FAIR VALUE

The Company adopted ASU 2016‑01, Financial Instruments – Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities, during the first quarter of 2018.

FASB ASC 820‑10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820‑10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

Page -56-

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	December 31, 2019
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. Treasury securities	$50,822		$50,822
U.S. GSE securities	4,995		4,995
State and municipal obligations	34,964		34,964
U.S. GSE residential mortgage-backed securities	84,691		84,691
U.S. GSE residential collateralized mortgage obligations	277,851		277,851
U.S. GSE commercial mortgage-backed securities	13,609		13,609
U.S. GSE commercial collateralized mortgage obligations	104,156		104,156
Other asset-backed securities	23,401		23,401
Corporate bonds	43,802		43,802
Total available for sale securities	$638,291		$638,291
Derivatives	$15,437		$15,437

Financial liabilities:
Derivatives	$16,645		$16,645

	December 31, 2018
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. GSE securities	$29,050		$29,050
State and municipal obligations	40,731		40,731
U.S. GSE residential mortgage-backed securities	93,538		93,538
U.S. GSE residential collateralized mortgage obligations	357,777		357,777
U.S. GSE commercial mortgage-backed securities	3,508		3,508
U.S. GSE commercial collateralized mortgage obligations	90,638		90,638
Other asset-backed securities	23,219		23,219
Corporate bonds	42,425		42,425
Total available for sale securities	$680,886		$680,886
Derivatives	$6,363		$6,363

Financial liabilities:
Derivatives	$2,215		$2,215

The following tables summarize assets measured at fair value on a non-recurring basis:

December 31, 2019
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$12,643			$12,643
Impaired loans	$6,981			$6,981

Page -57-

December 31, 2018
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,532			$2,532
Other real estate owned	$175			$175

Loans held for sale at December 31, 2019 had a carrying amount of $12.6 million with no valuation allowance recorded.  There were no loans held for sale at December 31, 2018.

Impaired loans with an allocated allowance for loan losses at December 31, 2019 had a carrying amount of $7.0 million, which is made up of the outstanding balance of $11.7 million, net of a valuation allowance of $4.7 million. Impaired loans with an allocated allowance for loan losses at December 31, 2018 had a carrying amount of $2.5 million, which is made up of the outstanding balance of $2.7 million, net of a valuation allowance of $0.2 million.

There was no other real estate owned at December 31, 2019. At December 31, 2018, other real estate owned had a carrying amount of $0.2 million with no valuation allowance recorded. Accordingly, there was no additional provision for loan losses included in the amount reported on the Consolidated Statements of Income.

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

Impaired Loans and Other Real Estate Owned: For impaired loans, the Company evaluates the fair value of the loan in accordance with current accounting guidance. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of other real estate owned is also evaluated in accordance with current accounting guidance and determined based on recent appraised values less the estimated cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Adjustments may relate to location, square footage, condition, amenities, market rate of leases as well as timing of comparable sales. All appraisals undergo a second review process to ensure that the methodology employed and the values derived are reasonable. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s expertise and knowledge of the borrower and its business. These valuation methods result in a Level 3 classification. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. Impaired loans are evaluated quarterly for additional impairment and adjusted accordingly.

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the Credit Department reviews the assumptions and approaches

Page -58-

utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Management also considers the appraisal values for commercial properties associated with current loan origination activity. Collectively, this information is reviewed to help assess current trends in commercial property values. For each collateral dependent impaired loan, management considers information that relates to the type of commercial property to determine if such properties may have appreciated or depreciated in value since the date of the most recent appraisal. Adjustments to fair value are made only when the analysis indicates a probable decline in collateral values. Adjustments made in the appraisal process are not deemed material to the overall consolidated financial statements given the level of impaired loans measured at fair value on a non-recurring basis.

The following tables summarize the estimated fair values and recorded carrying amounts of the Company’s financial instruments at December 31, 2019 and 2018:

	December 31, 2019
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$77,693	$77,693	$—	$—	$77,693
Interest-bearing deposits with banks	39,501	39,501	—	—	39,501
Securities available for sale	638,291	—	638,291	—	638,291
Securities restricted	32,879	n/a	n/a	n/a	n/a
Securities held to maturity	133,638	—	135,027	—	135,027
Loans held for sale	12,643	—	—	12,643	12,643
Loans, net	3,647,499	—	—	3,685,770	3,685,770
Derivatives	15,437	—	15,437	—	15,437
Accrued interest receivable	10,908	—	2,181	8,727	10,908

Financial liabilities:
Certificates of deposit	307,977	—	308,660	—	308,660
Demand and other deposits	3,506,670	3,506,670	—	—	3,506,670
FHLB advances	435,000	195,000	239,622	—	434,622
Repurchase agreements	999	—	999	—	999
Subordinated debentures	78,920	—	81,010	—	81,010
Derivatives	16,645	—	16,645	—	16,645
Accrued interest payable	1,467	—	1,467	—	1,467

	December 31, 2018
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$142,145	$142,145	$—	$—	$142,145
Interest-bearing deposits with banks	153,223	153,223	—	—	153,223
Securities available for sale	680,886	—	680,886	—	680,886
Securities restricted	24,028	n/a	n/a	n/a	n/a
Securities held to maturity	160,163	—	156,792	—	156,792
Loans, net	3,244,393	—	—	3,216,204	3,216,204
Derivatives	6,363	—	6,363	—	6,363
Accrued interest receivable	11,236	—	2,936	8,300	11,236

Financial liabilities:
Certificates of deposit	329,491	—	326,865	—	326,865
Demand and other deposits	3,556,902	3,556,902	—	—	3,556,902
FHLB advances	240,433	—	236,209	—	236,209
Repurchase agreements	539	—	539	—	539
Subordinated debentures	78,781	—	74,400	—	74,400
Derivatives	2,215	—	2,215	—	2,215
Accrued interest payable	1,524	—	1,524	—	1,524

Page -59-

4. LOANS

The following table sets forth the major classifications of loans:

	December 31,
(In thousands)	2019	2018
Commercial real estate mortgage loans	$1,565,687	$1,373,556
Multi-family mortgage loans	812,174	585,827
Residential real estate mortgage loans	493,144	519,763
Commercial, industrial and agricultural loans	679,444	645,724
Real estate construction and land loans	97,311	123,393
Installment/consumer loans	24,836	20,509
Total loans	3,672,596	3,268,772
Net deferred loan costs and fees	7,689	7,039
Total loans held for investment	3,680,285	3,275,811
Allowance for loan losses	(32,786)	(31,418)
Loans, net	$3,647,499	$3,244,393

In June 2015, the Company completed the acquisition of CNB resulting in the addition of $729.4 million of acquired loans recorded at their fair value. There were approximately $223.4 million and $275.0 million of acquired CNB loans remaining as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, one commercial real estate (“CRE”) mortgage loan totaling $12.6 million was classified as held for sale. The loan was reclassified from loans held for investment to loans held for sale and written down from $16.3 million to the loan’s estimated fair value of $12.6 million, through a $3.7 million charge-off during the 2019 second quarter.

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

Page -60-

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

Page -61-

The following tables represent loans categorized by class and internally assigned risk grades:

	December 31, 2019
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$511,444	$18,426	$1,218	$—	$531,088
Non-owner occupied	1,022,208	—	12,391	—	1,034,599
Multi-family	811,770	404	—	—	812,174
Residential real estate:
Residential mortgage	408,933	11,490	4,089	—	424,512
Home equity	67,016	910	706	—	68,632
Commercial and industrial:
Secured	162,431	2,074	9,714	—	174,219
Unsecured	480,982	13,596	10,647	—	505,225
Real estate construction and land loans	95,530	—	1,781	—	97,311
Installment/consumer loans	23,976	103	757	—	24,836
Total loans	$3,584,290	$47,003	$41,303	$—	$3,672,596

	December 31, 2018
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$480,503	$12,045	$17,850	$—	$510,398
Non-owner occupied	858,069	2,188	2,901	—	863,158
Multi-family	585,409	418	—	—	585,827
Residential real estate:
Residential mortgage	438,891	8,510	1,114	—	448,515
Home equity	68,480	1,594	1,174	—	71,248
Commercial and industrial:
Secured	147,474	5,536	15,530	—	168,540
Unsecured	458,526	12,886	5,772	—	477,184
Real estate construction and land loans	123,089	—	304	—	123,393
Installment/consumer loans	20,464	9	36	—	20,509
Total loans	$3,180,905	$43,186	$44,681	$—	$3,268,772

Past Due and Non-accrual Loans

The following tables represent the aging of the recorded investment in past due loans as of December 31, 2019 and 2018 by class of loans, as defined by FASB ASC 310‑10:

	December 31, 2019
			90+ Days	Non-accrual
	30-59	60-89	Past Due	Including 90	Total Past
	Days	Days	And	Days or More	Due and
(In thousands)	Past Due	Past Due	Accruing	Past Due	Non-accrual	Current	Total Loans
Commercial real estate:
Owner occupied	$917	$433	$—	$225	$1,575	$529,513	$531,088
Non-owner occupied	98	—	—	512	610	1,033,989	1,034,599
Multi-family	—	—	—	—	—	812,174	812,174
Residential real estate:
Residential mortgages	2,446	—	—	2,086	4,532	419,980	424,512
Home equity	607	747	343	657	2,354	66,278	68,632
Commercial and industrial:
Secured	24	187	—	206	417	173,802	174,219
Unsecured	249	534	—	530	1,313	503,912	505,225
Real estate construction and land loans	—	—	—	123	123	97,188	97,311
Installment/consumer loans	124	—	—	30	154	24,682	24,836
Total loans	$4,465	$1,901	$343	$4,369	$11,078	$3,661,518	$3,672,596

Page -62-

	December 31, 2018
			90+ Days	Non-accrual
	30-59	60-89	Past Due	Including 90	Total Past
	Days	Days	And	Days or More	Due and
(In thousands)	Past Due	Past Due	Accruing	Past Due	Non-accrual	Current	Total Loans
Commercial real estate:
Owner occupied	$333	$194	$—	$253	$780	$509,618	$510,398
Non-owner occupied	—	—	—	885	885	862,273	863,158
Multi-family	—	—	—	—	—	585,827	585,827
Residential real estate:
Residential mortgages	892	230	—	199	1,321	447,194	448,515
Home equity	1,033	—	308	624	1,965	69,283	71,248
Commercial and industrial:
Secured	330	196	—	174	700	167,840	168,540
Unsecured	1,108	—	—	621	1,729	475,455	477,184
Real estate construction and land loans	—	—	—	—	—	123,393	123,393
Installment/consumer loans	84	—	—	52	136	20,373	20,509
Total loans	$3,780	$620	$308	$2,808	$7,516	$3,261,256	$3,268,772

Impaired Loans

At December 31, 2019 and 2018, the Company had individually impaired loans as defined by FASB ASC 310, “Receivables” of $27.0 million and $19.4 million, respectively. The increase in impaired loans was primarily attributable to new troubled debt restructurings (“TDRs”), partially offset by the payoff of certain TDRs and other impaired loans during the year ended December 31, 2019. During the year ended December 31, 2019, the Bank modified certain loans as TDRs totaling $21.7 million. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified non-accrual loans and TDRs. At December 31, 2019, impaired loans also included $1.1 million in other impaired performing loans which were related to borrowers with other performing TDRs. At December 31, 2018 impaired loans included $2.7 million in other impaired performing loans related to three taxi medallion loans which paid off in January 2019. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310‑10‑35‑22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required. The increase in the allocated allowance on impaired loans from December 31, 2018, primarily relates to taxi medallion loans which were restructured as TDRs during the year ended December 31, 2019.

The following tables set forth the recorded investment, unpaid principal balance and related allowance by class of loans at December 31, 2019, 2018 and 2017 for individually impaired loans. The tables also set forth the average recorded

Page -63-

investment of individually impaired loans and interest income recognized while the loans were impaired during the years ended December 31, 2019, 2018 and 2017:

				Year Ended
	December 31, 2019			December 31, 2019
		Unpaid	Related	Average	Interest
	Recorded	Principal	Allocated	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,379	$3,401	$—	$1,286	$41
Non-owner occupied	2,296	2,296	—	2,149	99
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	294	300	—	74	—
Commercial and industrial:
Secured	494	494	—	287	18
Unsecured	8,863	8,863	—	6,601	411
Total with no related allowance recorded	15,326	15,354	—	10,397	569

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and industrial:
Secured	9,612	9,612	3,435	6,189	223
Unsecured	2,045	2,051	1,241	1,838	86
Total with an allowance recorded	11,657	11,663	4,676	8,027	309

Total:
Commercial real estate:
Owner occupied	3,379	3,401	—	1,286	41
Non-owner occupied	2,296	2,296	—	2,149	99
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	294	300	—	74	—
Commercial and industrial:
Secured	10,106	10,106	3,435	6,476	241
Unsecured	10,908	10,914	1,241	8,439	497
Total	$26,983	$27,017	$4,676	$18,424	$878

Page -64-

				Year Ended
	December 31, 2018			December 31, 2018
		Unpaid	Related	Average	Interest
	Recorded	Principal	Allocated	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$268	$278	$—	$177	$—
Non-owner occupied	2,816	2,816	—	1,583	88
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and industrial:
Secured	8,234	8,234	—	5,644	196
Unsecured	5,316	5,316	—	5,127	284
Total with no related allowance recorded	16,634	16,644	—	12,531	568

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and industrial:
Secured	2,721	2,721	189	2,757	91
Unsecured	—	—	—	—	—
Total with an allowance recorded	2,721	2,721	189	2,757	91

Total:
Commercial real estate:
Owner occupied	268	278	—	177	—
Non-owner occupied	2,816	2,816	—	1,583	88
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and industrial:
Secured	10,955	10,955	189	8,401	287
Unsecured	5,316	5,316	—	5,127	284
Total	$19,355	$19,365	$189	$15,288	$659

Page -65-

	December 31, 2017			Year Ended December 31, 2017
		Unpaid	Related	Average	Interest
	Recorded	Principal	Allocated	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$2,073	$2,073	$—	$173	$80
Non-owner occupied	9,089	9,089	—	7,001	400
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	100	100	—	8	—
Commercial and industrial:
Secured	7,368	8,013	—	2,633	211
Unsecured	2,154	2,408	—	592	36
Total with no related allowance recorded	20,784	21,683	—	10,407	727

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and industrial:
Secured	—	—	—	—	—
Unsecured	1,708	3,235	1,708	142	174
Total with an allowance recorded	1,708	3,235	1,708	142	174

Total:
Commercial real estate:
Owner occupied	2,073	2,073	—	173	80
Non-owner occupied	9,089	9,089	—	7,001	400
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	100	100	—	8	—
Commercial and industrial:
Secured	7,368	8,013	—	2,633	211
Unsecured	3,862	5,643	1,708	734	210
Total	$22,492	$24,918	$1,708	$10,549	$901

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

There was no other real estate owned at December 31, 2019. At December 31, 2018, other real estate owned totaled $0.2 million and consisted of one property which was sold during the quarter ended June 30, 2019.

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

Page -66-

The following table presents loans by class modified as troubled debt restructurings during the years indicated:

	Modifications During the Year Ended December 31,
	2019			2018			2017
		Pre-	Post-		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate:
Owner occupied	3	$8,582	$8,582	—	$—	$—	—	$—	$—
Non-owner occupied	—	—	—	1	926	926	2	7,764	7,764
Residential real estate:
Residential mortgages	1	338	338	1	644	644	—	—	—
Home equity	—	—	—	—	—	—	—	—	—
Commercial and industrial:
Secured	7	6,920	6,920	2	1,994	1,994	7	6,828	6,828
Unsecured	8	5,908	5,908	8	5,655	5,655	2	189	189
Installment/consumer loans	—	—	—	—	—	—	—	—	—
Total	19	$21,748	$21,748	12	$9,219	$9,219	11	$14,781	$14,781

There were $0.1 million, $0.4 million and $0.4 million of charge-offs related to TDRs during the years ended December 31, 2019, 2018 and 2017, respectively. During the year ended December 31, 2019 there were two loans modified as TDRs for which there was a payment default within twelve months following the modification. There was one loan modified as a TDR during 2018 and two loans modified as TDRs during 2017 for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

At December 31, 2019 and 2018, the Company had $405 thousand and $133 thousand, respectively, of non-accrual TDRs and $26.3 million and $16.9 million, respectively, of performing TDRs. At December 31, 2019 and 2018, the non-accrual TDRs were unsecured. The Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the year ended December 31, 2019 that did not meet the definition of a TDR. These loans have a total recorded investment at December 31, 2019 of $82.8 million. These loans were to borrowers who were not experiencing financial difficulties.

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

Page -67-

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

The following table summarizes the activity in the accretable yield for the PCI loans:

	Year Ended December 31,
(In thousands)	2019	2018
Balance at beginning of period	$460	$2,151
Accretion	(515)	(1,842)
Reclassification from nonaccretable difference during the period	129	151
Accretable discount at end of period	$74	$460

The allowance for loan losses was not increased during the years ended December 31, 2019 and 2018 for those PCI loans disclosed above and there were no charge-offs recorded.

Related Party Loans

Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2019 and 2018.

The following table sets forth selected information about related party loans for the year ended December 31, 2019:

Year Ended
December 31,
(In thousands)	2019
Balance at beginning of period	$21,047
New loans	1,128
Repayments	(9,826)
Balance at end of period	$12,349

Page -68-

5. ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses in the Bank’s loan portfolio. Management evaluates the adequacy of the allowance quarterly. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances.

The following tables represent the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, as defined under FASB ASC 310‑10, and based on impairment method as of December 31, 2019 and 2018. The tables include loans acquired from CNB and FNBNY.

	December 31, 2019
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$4,676	$—	$—	$4,676
Collectively evaluated for impairment	12,150	4,829	1,882	7,907	1,066	276	28,110
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$12,150	$4,829	$1,882	$12,583	$1,066	$276	$32,786

Loans:
Individually evaluated for impairment	$5,675	$—	$294	$21,014	$—	$—	$26,983
Collectively evaluated for impairment	1,560,012	812,174	492,507	658,430	97,311	24,836	3,645,270
Loans acquired with deteriorated credit quality	—	—	343	—	—	—	343
Total loans	$1,565,687	$812,174	$493,144	$679,444	$97,311	$24,836	$3,672,596

	December 31, 2018
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$189	$—	$—	$189
Collectively evaluated for impairment	10,792	2,566	3,935	12,533	1,297	106	31,229
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$10,792	$2,566	$3,935	$12,722	$1,297	$106	$31,418

Loans:
Individually evaluated for impairment	$3,084	$—	$—	$16,271	$—	$—	$19,355
Collectively evaluated for impairment	1,370,472	585,827	519,455	629,229	123,393	20,509	3,248,885
Loans acquired with deteriorated credit quality	—	—	308	224	—	—	532
Total loans	$1,373,556	$585,827	$519,763	$645,724	$123,393	$20,509	$3,268,772

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The increase in the specific reserve on impaired loans from December 31, 2018 to December 31, 2019 was primarily attributable to the restructuring of certain taxi medallion loans which had matured during 2019. All of the Bank’s taxi medallion loans have been restructured as of December 31, 2019, resulting in a shift in the reserves on the commercial and industrial loan portfolio from the general reserves to the specific reserves.
Page -69-

The following tables represent the changes in the allowance for loan losses for the years ended December 31, 2019, 2018 and 2017, by portfolio segment, as defined under FASB ASC 310‑10. The portfolio segments represent the categories that the Bank uses to determine its allowance for loan losses.

	Year Ended December 31, 2019
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$10,792	$2,566	$3,935	$12,722	$1,297	$106	$31,418
Charge-offs	(3,670)	—	—	(799)	—	(13)	(4,482)
Recoveries	1	—	112	25	—	12	150
Provision (Credit)	5,027	2,263	(2,165)	635	(231)	171	5,700
Ending balance	$12,150	$4,829	$1,882	$12,583	$1,066	$276	$32,786

	Year Ended December 31, 2018
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$11,048	$4,521	$2,438	$12,838	$740	$122	$31,707
Charge-offs	—	—	(24)	(2,806)	—	(11)	(2,841)
Recoveries	—	—	3	747	—	2	752
(Credit) Provision	(256)	(1,955)	1,518	1,943	557	(7)	1,800
Ending balance	$10,792	$2,566	$3,935	$12,722	$1,297	$106	$31,418

	Year Ended December 31, 2017
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$9,225	$6,264	$1,495	$7,837	$955	$128	$25,904
Charge-offs	—	—	—	(8,245)	—	(49)	(8,294)
Recoveries	—	—	28	16	—	3	47
Provision (Credit)	1,823	(1,743)	915	13,230	(215)	40	14,050
Ending balance	$11,048	$4,521	$2,438	$12,838	$740	$122	$31,707

6. PREMISES AND EQUIPMENT, NET

The following table details the components of premises and equipment:

	December 31,
(In thousands)	2019	2018
Land	$7,896	$7,896
Building and improvements	17,271	17,227
Furniture, fixtures and equipment	25,288	23,328
Leasehold improvements	12,356	13,470
	62,811	61,921
Accumulated depreciation and amortization	(28,749)	(26,913)
Total premises and equipment, net	$34,062	$35,008

Depreciation and amortization amounted to $4.3 million, $3.8 million and $3.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Page -70-

7. LEASES

The Company has operating leases for certain branch locations, corporate offices and equipment. Certain leases contain rent escalation clauses, which are reflected in the Company’s operating lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants.

The components of lease cost were as follows:

Year Ended
(In thousands)	December 31, 2019
Lease cost
Operating lease cost	$7,038
Sublease income	(95)
Total lease cost	$6,943

The Company reports lease cost in occupancy and equipment expense in the consolidated statements of income. The Company subleases a portion of its leased properties to commercial sublessees.  Sublease income is included in other operating income in the consolidated statements of income.

Supplemental cash flow and balance sheet information related to operating leases were as follows:

Year Ended
(Dollars in thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,019
Operating right-of-use assets obtained in exchange for lease liabilities	$48,101

	December 31, 2019
Weighted-average remaining lease term-operating leases	7.8	years
Weighted-average discount rate-operating leases (1)	3.20%
1)	The Company computes the present value of operating lease liabilities using its incremental borrowing rate as the discount rate.

Certain leases contain renewal options which are not reflected in the tables below.  The exercise of renewal options, which extend the lease term from five to ten years, is at the Company’s discretion.

The maturities of operating lease liabilities were as follows:

(In thousands)	December 31, 2019
2020	$7,011
2021	6,974
2022	6,802
2023	5,853
2024	5,595
Thereafter	20,324
Total operating lease payments	$52,559
Less: Interest	(6,582)
Present value of operating lease liabilities	$45,977

Page -71-

8. GOODWILL AND OTHER INTANGIBLE ASSETS

FASB ASC 350, Intangibles — Goodwill and Other, requires a company to perform an impairment test on goodwill annually, or more frequently if events or changes in circumstance indicate that the asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The FASB issued ASU No. 2011‑08, “Testing Goodwill for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

Goodwill

At December 31, 2019 and 2018, the carrying amount of the Company’s goodwill was $106.0 million.

The Company tested goodwill for impairment during the fourth quarter of 2019. The Company has one reporting unit, Bridge Bancorp, Inc., and evaluated goodwill at that reporting unit level. The Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value and no further testing was required. The results of this assessment indicated that goodwill was not impaired.

Other Intangible Assets

The Company’s other intangible assets consist of core deposit intangibles, a trademark, and servicing assets.  At December 31, 2019 and 2018, the carrying amount of the Company’s servicing assets was $1.3 million and $1.2 million, respectively.

Acquired Intangible Assets

The following table reflects acquired intangible assets:

	December 31,
	2019		2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Core deposit intangibles	$7,211	$5,113	$7,211	$4,326
Intangible assets not subject to amortization:
Trademark	259	—	259	—
Total intangible assets	$7,470	$5,113	$7,470	$4,326

Aggregate amortization expense for intangible assets with finite lives for the years ended December 31, 2019, 2018, and 2017 was $0.8 million, $0.9 million, and $1.0 million, respectively.

The Company acquired a trademark related to the Bank’s name change to BNB Bank. At December 31, 2019 and 2018, the carrying amount of the Company’s trademark was $259 thousand.

The following table reflects estimated amortization expense for each of the next five years and thereafter:

(In thousands)	Total
2020	$656
2021	531
2022	413
2023	281
2024	164
Thereafter	53
Total	$2,098

Page -72-

9. DEPOSITS

Time Deposits

The following table presents the remaining maturities of the Bank’s time deposits at December 31, 2019:

(In thousands)	Total
2020	$203,834
2021	83,420
2022	11,272
2023	4,072
2024	4,977
Thereafter	402
Total	$307,977

The deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2019 and 2018 were $129.6 million and $128.5 million, respectively. Deposits from principal officers, directors and their affiliates at December 31, 2019 and 2018 were approximately $16.7 million and $18.5 million, respectively.

10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $1.0 million at December 31, 2019 and $0.5 million at December 31, 2018. The repurchase agreements were collateralized by investment securities, of which 17% were U.S. GSE residential collateralized mortgage obligations and 83% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.1 million at December 31, 2019 and 18% were U.S. GSE residential collateralized mortgage obligations and 82% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.4 million at December 31, 2018.

Securities sold under agreements to repurchase are financing arrangements with $1.0 million maturing during the first quarter of 2020. At maturity, the securities underlying the agreements are returned to the Company. The primary risk associated with these secured borrowings is the requirement to pledge a market value-based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Company’s policies, eligible counterparties are defined and monitored to minimize exposure.

The following table summarizes information concerning securities sold under agreements to repurchase:

	Year Ended December 31,
(Dollars in thousands)	2019	2018
Average daily balance during the year	$849	$1,078
Average interest rate during the year	0.05%	0.04%
Maximum month-end balance during the year	$1,037	$1,610
Weighted average interest rate at year-end	0.05%	0.05%

11. FEDERAL HOME LOAN BANK ADVANCES

The following table summarizes information concerning FHLB advances:

	Year Ended December 31,
(Dollars in thousands)	2019	2018
Average daily balance during the year	$245,283	$324,653
Average interest rate during the year	1.86%	1.76%
Maximum month-end balance during the year	$435,000	$520,092
Weighted average interest rate at year-end	1.82%	2.72%

Page -73-

The following tables present the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years. There are no FHLB advances with contractual maturities after 2020.

	December 31, 2019
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$195,000	1.81%

2020	240,000	1.84
Total FHLB advances	$435,000	1.82%

	December 31, 2018
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2019	240,433	2.72
Total FHLB advances	$240,433	2.72%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.4 billion and $1.3 billion of residential and commercial mortgage loans under a blanket lien arrangement at December 31, 2019 and 2018, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to a total of $1.5 billion at December 31, 2019.

12. SUBORDINATED DEBENTURES

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. $40.0 million of the subordinated debentures are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the subordinated debentures are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points. The subordinated debentures totaled $78.9 million at December 31, 2019 and $78.8 million at December 31, 2018.

The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

13. DERIVATIVES

As described in Note 1, Summary of Significant Accounting Policies, during the first quarter of 2019 the Company adopted ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company has adopted the standard in 2019 with minimal impact to its financial position upon transition.

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

Page -74-

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

Interest rate swaps with notional amounts totaling $290.0 million and $240.0 million as of December 31, 2019 and 2018, respectively, were designated as cash flow hedges of certain FHLB advances. The swaps were determined to be fully effective during the periods presented. The aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at December 31, 2019 and 2018:

	December 31,
(Dollars in thousands)	2019		2018
Notional amounts	$290,000		$240,000
Weighted average pay rates	1.84%		1.84%
Weighted average receive rates	1.94%		2.77%
Weighted average maturity	2.91	years	2.03	years

Interest income recorded on these swap transactions totaled $1.6 million and $1.1 million during the years ended December 31, 2019 and 2018, respectively and interest expenses recorded on these swap transactions totaled $1.4 million during the year ended December 31, 2017, which is reported as a component of interest expense on FHLB Advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the year ended December 31, 2019, the Company had $1.6 million of reclassifications as a reduction to interest expense. During the next twelve months, the Company estimates that $157 thousand will be reclassified as an increase in interest expense.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the years ended December 31, 2019, 2018 and 2017:

			Amount of gain (loss)	Amount of gain
			reclassified from	reclassified from
	Amount of (loss) gain	Amount of (loss) gain	Accumulated OCI	Accumulated OCI
(In thousands)	recognized in OCI	recognized in OCI	into income	into income
Interest rate contracts	included component	excluded component	included component	excluded component
Year ended December 31, 2019	$(3,601)	$—	$1,588	$—
Year ended December 31, 2018	2,493	—	1,068	—
Year ended December 31, 2017	463	—	(1,419)	—

The following table reflects the cash flow hedges included in the consolidated balance sheets at the dates indicated:

	December 31,
	2019			2018
		Fair	Fair		Fair	Fair
(In thousands)	Notional	Value	Value	Notional	Value	Value
Included in other assets/(liabilities):	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate swaps related to FHLB advances	$240,000	$1,233	$(978)	$240,000	$4,239	$(4)
Forward starting interest rate swaps related to FHLB advances	$50,000	$—	$(1,427)	$—	$—	$—

Non-Designated Hedges

Derivatives not designated as hedges may be used to manage the Company’s exposure to interest rate movements or to provide service to customers but do not meet the requirements for hedge accounting under U.S. GAAP. The Company

Page -75-

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

Interest rate swaps with notional amounts totaled $823.9 million at December 31, 2019. Of the $823.9 million notional amounts, $411.9 million were from loan customers and $411.9 million were from bank counterparties. Interest rate swaps with notional amounts totaled $193.4 million at December 31, 2018. Of the $193.4 million notional amounts, $96.7 million were from loan customers and $96.7 million were from bank counterparties.

The following table presents summary information about the interest rate swaps at December 31, 2019 and 2018:

	December 31,
(Dollars in thousands)	2019		2018
Notional amounts	$823,894		$193,401
Weighted average pay rates	3.75%		4.52%
Weighted average receive rates	3.75%		4.52%
Weighted average maturity	10.77	years	12.25	years
Fair value of combined interest rate swaps	$—		$—

Loan swap fees recorded on these swap transactions, which is reported as a component of non-interest income, totaled $7.5 million, $716 thousand, and $1.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Credit-Risk-Related Contingent Features

As of December 31, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.9 million, while there were no derivatives in a net asset position. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. At December 31, 2019, the Company posted collateral of $16.3 million to its counterparties under the agreements in a net liability position and received no collateral from its counterparties under the agreements in a net asset position. If the Company had breached any of these provisions at December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value.

14. INCOME TAXES

The following table details the components of income tax expense:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Current:
Federal	$12,665	$5,270	$8,762
State	639	1,023	937
Total current	13,304	6,293	9,699
Deferred:
Federal	(419)	3,299	10,251
State	1,175	(451)	(1,004)
Total deferred	756	2,848	9,247
Total income tax expense	$14,060	$9,141	$18,946

Page -76-

The following table is a reconciliation of the expected federal income tax expense at the statutory tax rate to the actual provision:

	Year Ended December 31,
	2019		2018		2017
		Percentage		Percentage		Percentage
		of Pre-tax		of Pre-tax		of Pre-tax
(Dollars in thousands)	Amount	Earnings	Amount	Earnings	Amount	Earnings
Federal income tax expense computed by applying the statutory rate to income before income taxes	$13,808	21%	$10,157	21%	$13,820	35%
Tax-exempt income	(920)	(1)	(1,002)	(2)	(1,808)	(5)
State taxes, net of federal income tax benefit	1,425	2	1,999	4	725	2
Deferred tax asset remeasurement (1)	—	—	—	—	7,572	19
Other	(253)	(1)	(2,013)	(4)	(1,363)	(3)
Income tax expense	$14,060	21%	$9,141	19%	$18,946	48%

(1)	2017 amount includes a charge to write-down deferred tax assets due to the enactment of the Tax Act of $7.6 million.

The following table summarizes the composition of deferred tax assets and liabilities:

	December 31,
(In thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses and off-balance sheet credit exposure	$10,305	$9,309
Net unrealized losses on securities	343	4,810
Compensation and related benefit obligations	2,368	2,427
Purchase accounting fair value adjustments	4,735	4,141
Net change in pension and other post-retirement benefits plans	2,809	2,630
Net operating loss carryforward	3,229	4,746
Net loss on cash flow hedges	304	—
Operating lease liabilities	13,444	—
Other	200	671
Total deferred tax assets	37,737	28,734

Deferred tax liabilities:
Pension and SERP expense	(4,904)	(4,559)
Depreciation	(956)	(1,163)
REIT undistributed net income	(2,403)	(2,110)
Net deferred loan costs and fees	(2,413)	(2,206)
Net gain on cash flow hedges	—	(1,210)
State and local taxes	(1,227)	(1,468)
Operating lease right-of-use assets	(12,934)	—
Other	(835)	(353)
Total deferred tax liabilities	(25,672)	(13,069)
Net deferred tax asset	$12,065	$15,665

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“Tax Act”), resulting in significant changes to existing tax law, including a lower federal statutory tax rate of 21%. The Tax Act was generally effective as of January 1, 2018. In the fourth quarter of 2017, the Company recorded a charge of $7.6 million, which consisted primarily of the deferred tax asset remeasurement from the previous 35% federal statutory rate to the current 21% federal statutory tax rate.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State and City of New York and the State of New Jersey. The Company is no longer subject to examination by taxing authorities for years

Page -77-

before 2015. There are no unrecorded tax benefits, and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

In connection with the acquisition of FNBNY, the Company acquired a federal net operating loss (“NOL”) carryforward subject to Internal Revenue Code Section 382. The Company recorded a deferred tax asset that it expects to realize within the carryforward period. At December 31, 2019, the remaining federal NOL carryforward was $3.1 million. At December 31, 2019, the Company had New York State and New York City NOL carryforwards of $26.3 million and $4.4 million, respectively, and recorded a deferred tax asset that it expects to recover within the carryforward period. The New York State and New York City NOLs at December 31, 2019 included NOLs acquired in connection with the CNB and FNBNY acquisitions.

15. PENSION AND OTHER POSTRETIREMENT PLANS

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

The following table provides information about changes in obligations and plan assets of the defined benefit Pension Plan and the defined benefit plan component of the SERP:

	Pension Benefits		SERP Benefits
	Year Ended December 31,		Year Ended December 31,
(In thousands)	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$23,611	$24,759	$3,811	$3,919
Service cost	952	1,106	261	290
Interest cost	908	794	147	127
Benefits paid and expected expenses	(475)	(402)	(112)	(112)
Assumption changes and other	3,761	(2,646)	1,216	(413)
Benefit obligation at end of year	$28,757	$23,611	$5,323	$3,811

Change in plan assets:
Fair value of plan assets at beginning of year	$33,874	$34,695	$—	$—
Actual return on plan assets	6,346	(2,079)	—	—
Employer contribution	—	1,660	112	112
Benefits paid and actual expenses	(475)	(402)	(112)	(112)
Fair value of plan assets at end of year	$39,745	$33,874	$—	$—

Funded status at end of year	$10,988	$10,263	$(5,323)	$(3,811)

Page -78-

The following table presents amounts recognized in accumulated other comprehensive income at December 31:

	Pension Benefits		SERP Benefits
	December 31,		December 31,
(In thousands)	2019	2018	2019	2018
Net actuarial loss	$7,997	$8,631	$2,071	$925
Prior service cost	(484)	(561)	—	—
Net amount recognized	$7,513	$8,070	$2,071	$925

As of December 31, 2019, the accumulated benefit obligation was $27.4 million for the Pension Plan and $3.6 million for the SERP. As of December 31, 2018, the accumulated benefit obligation was $22.3 million for the Pension Plan and $2.7 million for the SERP.

The following table summarizes the components of net periodic benefit (credit) cost and other amounts recognized in other comprehensive income:

	Pension Benefits			SERP Benefits
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Service cost	$952	$1,106	$1,129	$261	$290	$212
Interest cost	908	794	750	147	127	105
Expected return on plan assets	(2,445)	(2,547)	(2,129)	—	—	—
Amortization of net loss	494	335	479	70	121	51
Amortization of prior service credit	(77)	(77)	(77)	—	—	—
Amortization of transition obligation	—	—	—	—	5	27
Net periodic benefit (credit) cost	$(168)	$(389)	$152	$478	$543	$395

Net (gain) loss	$(140)	$1,980	$(409)	$1,216	$(413)	$710
Amortization of net loss	(494)	(335)	(479)	(70)	(121)	(51)
Amortization of prior service credit	77	77	77	—	—	—
Amortization of transition obligation	—	—	—	—	(5)	(27)
Total recognized in other comprehensive income	$(557)	$1,722	$(811)	$1,146	$(539)	$632

The Company's service cost component is reported in the Company's income statement in salaries and employee benefits, which is the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net periodic benefit (credit) cost are reported in the other operating expenses income statement line.

The estimated net loss and prior service credit for the defined benefit Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $400 thousand and $77 thousand, respectively. The estimated net loss for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $227 thousand.

Page -79-

Expected Long-Term Rate of Return

The Company’s expected long-term rate of return on Pension Plan assets is a long-term rate based on anticipated Pension Plan asset returns over an extended period of time, taking into account market conditions and broad asset mix considerations. The expected rate of return is a long-term assumption and generally does not change annually.

	Pension Benefits			SERP Benefits
	December 31,			December 31,
	2019	2018	2017	2019	2018	2017
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.10%	4.14%	3.52%	3.08%	4.13%	3.50%
Rate of compensation increase	3.00	3.00	3.00	5.00	5.00	5.00
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.14%	3.52%	4.05%	4.13%	3.50%	4.01%
Rate of compensation increase	3.00	3.00	3.00	5.00	5.00	5.00
Expected long-term rate of return	7.25	7.25	7.25	—	—	—

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

The weighted average expected long-term rate of return is estimated based on current trends in Pension Plan assets, as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice No. 27 for the real and nominal rate of investment return for a specific mix of asset classes. The long-term rate of return considers historical returns for the S&P 500 index and corporate bonds representing cumulative returns of approximately 9.5% and 5.0%, respectively. These returns were considered along with the target allocations of asset categories.

The following table indicates the target allocations for Plan assets:

				Weighted-Average-
	Target	Percentage of Plan Assets		Expected Long-
	Allocation	At December 31,		term Rate of
Asset Category	2020	2019	2018	Return
Cash equivalents	0 - 5%	3.6%	3.0%	—%
Equity securities	45 - 65	57.9	54.8	9.5
Fixed income securities	30 - 50	38.5	42.2	5.0
Total		100.0	100.0

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

Fair value is defined under FASB ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair
Page -80-

value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels are described in Note 3 “Fair Value.”

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

In accordance with FASB ASC 715‑20, the following table represents the Pension Plan’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	December 31, 2019
		Fair Value Measurements Using:
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$—	$—	$—	$—
Short term investment funds	1,444	—	1,444	—
Total cash and cash equivalents	1,444	—	1,444	—
Equities:
U.S. large cap	12,097	12,097	—	—
U.S. mid cap/small cap	4,195	4,195	—	—
International	6,320	6,320	—	—
Equities blend	414	414	—	—
Total equities	23,026	23,026	—	—
Fixed income securities:
Government issues	2,024	2,024	—	—
Corporate bonds	2,926	—	2,926	—
Mortgage-backed	1,033	—	1,033	—
High yield bonds and bond funds	9,292	—	9,292	—
Total fixed income securities	15,275	2,024	13,251	—
Total plan assets	$39,745	$25,050	$14,695	$—

Page -81-

	December 31, 2018
		Fair Value Measurements Using:
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$—	$—	$—	$—
Short term investment funds	1,063	—	1,063	—
Total cash and cash equivalents	1,063	—	1,063	—
Equities:
U.S. large cap	9,173	9,173	—	—
U.S. mid cap/small cap	2,760	2,760	—	—
International	6,480	6,480	—	—
Equities blend	155	155	—	—
Total equities	18,568	18,568	—	—
Fixed income securities:
Government issues	2,341	2,341	—	—
Corporate bonds	2,098	—	2,098	—
Mortgage-backed	1,132	—	1,132	—
High yield bonds and bond funds	8,672	—	8,672	—
Total fixed income securities	14,243	2,341	11,902	—
Total plan assets	$33,874	$20,909	$12,965	$—

The Company has no minimum required pension contribution due to the overfunded status of the plan.

Estimated Future Payments

The following table summarizes benefits expected to be paid under the Pension Plan and the SERP as of December 31, 2019, which reflect expected future service:

Pension and SERP Payments
Year	(in thousands)
2020	$931
2021	1,074
2022	1,148
2023	1,291
2024	1,298
2025-2029	9,246

401(k) Plan

The Company provides a 401(k) plan, which covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $19,000 for the calendar year ended December 31, 2019. Under the provisions of the 401(k) plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. The 401(k) plan does not allow for investment in the Company’s common stock. During the years ended December 31, 2019, 2018 and 2017 the Company made cash contributions of $1.1 million, $1.0 million, and $1.0 million, respectively. The 401(k) plan also includes a discretionary profit-sharing component. During the years ended December 31, 2019, 2018 and 2017, the Company made discretionary profit-sharing contributions of $583 thousand, $497 thousand, and $550 thousand, respectively.

Page -82-

16. STOCK-BASED COMPENSATION PLANS

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

The number of shares of common stock of Bridge Bancorp, Inc. available for stock-based awards under the 2019 Equity Incentive Plan is 370,000 plus 162,738 shares that were remaining under the 2012 Equity Incentive Plan. At December 31, 2019, 526,518 shares remain available for issuance, including shares that may be granted in the form of stock options, RSAs, or RSUs.

The Compensation Committee of the Board of Directors determines awards under the 2019 Equity Incentive Plan. The Company accounts for the 2019 Equity Incentive Plan under FASB ASC 718.

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

During the years ended December 31, 2019 and 2018, in accordance with the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers (“NEOs”), the Company granted 63,267 and 47,393 stock options, respectively, with an exercise price set to equal a 10.0% premium over the grant date stock price. All of the stock options granted vest ratably over three years. The estimated weighted-average grant-date fair value of all stock options granted in the years ended December 31, 2019 and 2018 was $5.05 and $6.52 per stock option, respectively, using the Black-Scholes option-pricing model with assumptions as follows:

	Year Ended December 31,
	2019		2018
Dividend yield	2.86%		2.80%
Expected volatility	23.80		27.53
Risk-free interest rate	2.52		2.67
Expected option life	6.0	years	6.5	years

No new grants of stock options were awarded during the year ended December 31, 2017. There were no stock options outstanding as of December 31, 2017.

Compensation expense attributable to stock options was $197 thousand and $91 thousand for the years ended December 31, 2019 and 2018, respectively. There was no compensation expense attributable to stock options for the year ended December 31, 2017 because all stock options were vested. As of December 31, 2019, there was $341 thousand of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 1.8 years.

Page -83-

The following table summarizes the status of the Company's stock options:

			Weighted
		Weighted	Average
	Number	Average	Remaining		Aggregate
	of	Exercise	Contractual		Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life		Value
Outstanding, January 1, 2019	47,393	$36.19
Granted	63,267	35.35
Outstanding, December 31, 2019	110,660	35.71	8.7	years	$—
Vested and Exercisable, December 31, 2019	15,795	36.19	8.1	years	—

	Number of	Exercise
Range of Exercise Prices	Options	Price
$35.35	63,267	$35.35
36.19	47,393	36.19
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

The following table summarizes the unvested RSA activity for the year ended December 31, 2019:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2019	324,882	$29.13
Granted	78,952	31.92
Vested	(90,586)	27.20
Forfeited	(19,531)	30.62
Unvested, December 31, 2019	293,717	30.37

During the year ended December 31, 2019, the Company granted a total of 78,952 RSAs. Of the 78,952 RSAs granted, 49,925 time-vested RSAs vest ratably over five years and 29,027 time-vested RSAs vest ratably over three years. During the year ended December 31, 2018, the Company granted RSAs of 83,782 shares. Of the 83,782 shares granted, 44,750 shares vest over five years, 13,915 shares vest over three years 25,117 performance-based RSAs vest ratably over two years, subject to the achievement of the Company’s 2018 corporate goals. During the year ended December 31, 2017, the Company granted RSAs of 71,781 shares. Of the 71,781 shares granted, 31,860 shares vest over seven years with a third vesting after years five,  six and seven,  25,396 shares vest over five years with a third vesting after years three,  four and five,  11,070 shares vest ratably over three years and 3,455 shares vest ratably over nine months. As of December 31, 2019, there were 293,717 unvested RSAs consisting of 282,784 time-vested RSAs and 10,933 performance-based RSAs.

Compensation expense attributable to RSAs was $2.2 million, $2.4 million and $1.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017,  was $2.5 million, $1.5 million and $1.1 million, respectively. As of December 31, 2019, there was $4.7 million of total unrecognized compensation costs related to non-vested RSAs. The cost is expected to be recognized over a weighted-average period of 3.0 years.

Page -84-

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

The following table summarizes the unvested NEO RSU activity for the year ended December 31, 2019:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2019	79,238	$27.36
Granted	22,305	33.42
Reinvested dividends	2,556	29.03
Forfeited	(16,184)	23.34
Vested	(2,573)	32.90
Unvested, December 31, 2019	85,342	29.59

During the year ended December 31, 2019 in accordance with the LTI plan for NEOs, the Company granted 22,305 RSUs.  Of the 22,305 RSUs granted, 13,255 time-vested RSUs vest ratably over five years and 9,050 performance-based RSUs vest subject to the achievement of the Company’s three-year corporate goal for the three-year period ending December 31, 2021. During the year ended December 31, 2018 in accordance with the LTI plan for NEOs, the Company granted 21,693 RSUs.  Of the 21,693 RSUs granted, 12,522 time-vested RSUs vest ratably over five years and 9,171 performance-based RSUs vest subject to the achievement of the Company’s three-year corporate goal for the three-year period ending December 31, 2020.

Compensation expense attributable to LTI plan RSUs was $693 thousand, $462 thousand and $309 thousand in connection with these awards for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $1.3 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 2.7 years.

Directors Plan

In April 2009, the Company adopted a Directors Deferred Compensation Plan (“Directors Plan”). Under the Directors Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of RSUs. In addition, directors receive a non-election retainer in the form of RSUs. These RSUs vest ratably over one year and have dividend rights but no voting rights. In connection with the Directors Plan, the Company recorded expense of $570 thousand, $560 thousand and $530 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Eligible employees purchased 7,888 shares and 3,758 shares of the Company’s common stock under the ESPP during the years ended December 31, 2019 and 2018, respectively. No expense was recorded related to ESPP for the years ended December 31, 2019 and 2018.

Page -85-

17. EARNINGS PER SHARE

FASB ASC 260‑10‑45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS. The RSAs and certain RSUs granted by the Company contain non-forfeitable rights to dividends and therefore are considered participating securities. The two-class method for calculating basic EPS excludes dividends paid to participating securities and any undistributed earnings attributable to participating securities.

The following table presents the computation of EPS for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Net income	$51,691	$39,227	$20,539
Dividends paid on and earnings allocated to participating securities	(1,096)	(853)	(415)
Income attributable to common stock	$50,595	$38,374	$20,124

Weighted average common shares outstanding, including participating securities	19,952	19,875	19,759
Weighted average participating securities	(424)	(434)	(404)
Weighted average common shares outstanding	19,528	19,441	19,355
Basic earnings per common share	$2.59	$1.97	$1.04

Income attributable to common stock	$50,595	$38,374	$20,124

Weighted average common shares outstanding	19,528	19,441	19,355
Incremental shares from assumed conversions of options and restricted stock units	31	27	24
Weighted average common and equivalent shares outstanding	19,559	19,468	19,379
Diluted earnings per common share	$2.59	$1.97	$1.04

There were 110,660 and 47,393 stock options outstanding at December 31, 2019 and 2018, respectively, that were not included in the computation of diluted earnings per share for the years ended December 31, 2019 and 2018 because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. There were no stock options outstanding for the year ended December 31, 2017.

There were no RSUs that were antidilutive for the years ended December 31, 2019 and 2017. There were 3,156  RSUs that were antidilutive for the year ended December 31, 2018.

The assumed conversion of the TPS was antidilutive for the year ended December 31, 2017, and therefore was not included in the computation of diluted earnings per share during that year.

18. COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as claims and legal actions, guarantees and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these commitments and contingencies.

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

Page -86-

not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment.

The following represents commitments outstanding:

	December 31,
(In thousands)	2019	2018
Standby letters of credit	$23,670	$26,047
Loan commitments outstanding (1)	117,044	65,796
Unused lines of credit	674,194	636,772
Total commitments outstanding	$814,908	$728,615

(1)

Of the $117.0 million of loan commitments outstanding at December 31, 2019, $5.9 million are fixed rate commitments and $111.1 million are variable rate commitments. Of the $65.8 million of loan commitments outstanding at December 31, 2018, $20.5 million are fixed rate commitments and $45.3 million are variable rate commitments.

Litigation

The Company and its subsidiaries are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, the resolution of any such pending or threatened litigation is not expected to have a material adverse effect on the Company’s consolidated financial statements.

Other

During 2019, the Bank was required to maintain certain cash balances with the FRB for reserve and clearing requirements. The required cash balance at December 31, 2019 was $20.6 million. During 2019, the Bank invested overnight with the FRB and the average balance maintained during 2019 was $63.3 million.

During 2019, the Bank maintained an overnight line of credit with the FHLB. The Bank has the ability to borrow against its unencumbered residential and commercial mortgages and investment securities owned by the Bank. At December 31, 2019, the Bank had aggregate lines of credit of $373.0 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $353.0 million is available on an unsecured basis. As of December 31, 2019, the Bank had no such borrowings outstanding.

In March 2001, the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank’s request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a future date. Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the U.S. Government or any government sponsored enterprise, and non-agency AA and AAA rated mortgage-backed securities. At December 31, 2019, there was up to $1.5 billion available for transactions under this agreement, assuming availability of required collateral.

19. REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1, and common equity tier 1 capital to risk-weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk-weighted assets and average assets are as defined by regulation. The required

Page -87-

minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at December 31, 2019 and 2018.

On January 1, 2015, the Basel III Capital Rules became effective and include transition provisions through January 1, 2020. These rules provide for the following minimum capital to risk-weighted assets ratios as of January 1, 2015: a) 4.5% based on common equity tier 1 capital ("CET1"); b) 6.0% based on tier 1 capital; and c) 8.0% based on total regulatory capital. A minimum leverage ratio (tier 1 capital as a percentage of total average assets) of 4.0% is also required under the Basel III Capital Rules. The Basel III Capital Rules additionally require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased by 0.625% each subsequent January 1, until fully implemented at 2.5% on January 1, 2020. Including the capital conservation buffer, the Company and the Bank effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based on CET1; b) 8.5% based on tier 1 capital; and c) 10.5% based on total regulatory capital.

The Company and the Bank made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders’ equity for the purposes of determining the regulatory capital ratios.

As of December 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based, and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

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

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at December 31, 2019 and 2018:

	December 31, 2019
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets:
Consolidated	$397,800	10.2%	$176,121	4.5%	$273,967	7.0%	n/a	n/a
Bank	474,056	12.1	176,114	4.5	273,954	7.0	$254,386	6.5%
Total capital to risk-weighted assets:
Consolidated	510,862	13.1	313,105	8.0	410,950	10.5	n/a	n/a
Bank	507,118	13.0	313,091	8.0	410,932	10.5	391,363	10.0
Tier 1 capital to risk-weighted assets:
Consolidated	397,800	10.2	234,828	6.0	332,674	8.5	n/a	n/a
Bank	474,056	12.1	234,818	6.0	332,659	8.5	313,091	8.0
Tier 1 capital to average assets:
Consolidated	397,800	8.5	187,386	4.0	n/a	n/a	n/a	n/a
Bank	474,056	10.1	187,377	4.0	n/a	n/a	234,222	5.0

Page -88-

	December 31, 2018
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets:
Consolidated	$360,688	10.4%	$155,836	4.5%	$220,767	6.375%	n/a	n/a
Bank	438,963	12.7	155,831	4.5	220,761	6.375	$225,089	6.5%
Total capital to risk-weighted assets:
Consolidated	472,382	13.6	277,041	8.0	341,973	9.875	n/a	n/a
Bank	470,657	13.6	277,033	8.0	341,963	9.875	346,291	10.0
Tier 1 capital to risk-weighted assets:
Consolidated	360,688	10.4	207,781	6.0	272,712	7.875	n/a	n/a
Bank	438,963	12.7	207,775	6.0	272,704	7.875	277,033	8.0
Tier 1 capital to average assets:
Consolidated	360,688	8.1	177,782	4.0	n/a	n/a	n/a	n/a
Bank	438,963	9.9	177,776	4.0	n/a	n/a	222,220	5.0

20. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Bridge Bancorp, Inc. (Parent Company only) follows:

Condensed Balance Sheets

	December 31,
(In thousands)	2019	2018
Assets:
Cash and cash equivalents	$3,663	$1,537
Other assets	174	103
Investment in the Bank	573,410	532,105
Total assets	$577,247	$533,745

Liabilities and stockholders’ equity:
Subordinated debentures	$78,920	$78,781
Other liabilities	1,173	1,134
Total liabilities	80,093	79,915

Total stockholders’ equity	497,154	453,830
Total liabilities and stockholders’ equity	$577,247	$533,745

Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2019	2018	2017
Dividends from the Bank	$24,500	$15,000	$—
Interest expense	4,539	4,539	4,588
Non-interest expense	104	135	147
Income (loss) before income taxes and equity in undistributed earnings of the Bank	19,857	10,326	(4,735)
Income tax benefit	(994)	(1,005)	(1,774)
Income (loss) before equity in undistributed earnings of the Bank	20,851	11,331	(2,961)
Equity in undistributed earnings of the Bank	30,840	27,896	23,500
Net income	$51,691	$39,227	$20,539

Page -89-

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$51,691	$39,227	$20,539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of the Bank	(30,840)	(27,896)	(23,500)
Amortization	139	140	139
(Increase) decrease in other assets	(73)	108	18
Increase (decrease) in other liabilities	39	11	(398)
Net cash provided by (used in) operating activities	20,956	11,590	(3,202)

Cash flows from financing activities:
Repayment of junior subordinated debentures	—	—	(352)
Net proceeds from issuance of common stock	1,102	1,017	951
Purchase of treasury stock	(625)	—	—
Repurchase of surrendered stock from vesting of stock plans	(887)	(586)	(350)
Cash dividends paid	(18,420)	(18,342)	(18,238)
Net cash used in financing activities	(18,830)	(17,911)	(17,989)

Net increase (decrease) in cash and cash equivalents	2,126	(6,321)	(21,191)
Cash and cash equivalents at beginning of year	1,537	7,858	29,049
Cash and cash equivalents at end of year	$3,663	$1,537	$7,858

21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of other comprehensive income (loss) and related income tax effects:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Unrealized holding gains (losses) on available for sale securities	$15,524	$(8,429)	$(1,107)
Reclassification adjustments for (gains) losses realized in income	(201)	7,921	(38)
Income tax effect	(4,467)	160	640
Net change in unrealized gains (losses) on available for sale securities	10,856	(348)	(505)

Unrealized net loss arising during the period	(1,076)	(1,567)	(302)
Reclassification adjustments for amortization realized in income	487	384	480
Income tax effect	179	351	15
Net change in post-retirement obligation	(410)	(832)	193

Change in fair value of derivatives used for cash flow hedges	(3,601)	2,493	463
Reclassification adjustments for (gains) losses realized in income	(1,588)	(1,068)	1,419
Income tax effect	1,514	(418)	(793)
Net change in unrealized (losses) gains on cash flow hedges	(3,675)	1,007	1,089

Other comprehensive income (loss)	$6,771	$(173)	$777

Page -90-

The following is a summary of the accumulated other comprehensive loss balances, net of income taxes, at the dates indicated:

		Other
	December 31,	Comprehensive	December 31,
(In thousands)	2018	Income	2019
Unrealized (losses) gains on available for sale securities	$(11,685)	$10,856	$(829)
Unrealized losses on pension benefits	(6,365)	(410)	(6,775)
Unrealized gains (losses) on cash flow hedges	2,938	(3,675)	(737)
Accumulated other comprehensive (loss) income, net of income taxes	$(15,112)	$6,771	$(8,341)

The following represents the reclassifications out of accumulated other comprehensive (loss) income:

	Year Ended December 31,			Affected Line Item in the
(In thousands)	2019	2018	2017	Consolidated Statements of Income
Realized gains (losses) on sale of available for sale securities	$201	$(7,921)	$38	Net securities gains (losses)
Amortization of defined benefit pension plan and defined benefit plan component of the SERP:
Prior service credit	77	77	77	Other operating expenses
Transition obligation	—	(5)	(27)	Other operating expenses
Actuarial losses	(564)	(456)	(530)	Other operating expenses
Realized gains (losses) on cash flow hedges	1,588	1,068	(1,419)	Interest expense
Total reclassifications, before income tax	1,302	(7,237)	(1,861)
Income tax (expense) benefit	(380)	2,105	762	Income tax expense
Total reclassifications, net of income tax	$922	$(5,132)	$(1,099)

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected Consolidated Quarterly Financial Data follows:

	2019 Quarter Ended
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Interest income	$44,515	$46,352	$46,354	$44,320
Interest expense	10,192	10,835	9,639	8,672
Net interest income	34,323	35,517	36,715	35,648
Provision for loan losses	600	3,500	1,000	600
Net interest income after provision for loan losses	33,723	32,017	35,715	35,048
Non-interest income	5,218	5,499	6,244	8,426
Non-interest expense	22,599	24,004	24,204	25,332
Income before income taxes	16,342	13,512	17,755	18,142
Income tax expense	3,415	2,859	3,852	3,934
Net income	$12,927	$10,653	$13,903	$14,208
Basic earnings per share	$0.65	$0.53	$0.70	$0.71
Diluted earnings per share	$0.65	$0.53	$0.70	$0.71

Page -91-

	2018 Quarter Ended
(In thousands, except per share amounts)	March 31,	June 30,		September 30,		December 31,
Interest income	$41,364	$41,551		$42,589		$43,480
Interest expense	6,825	7,622		8,375		9,382
Net interest income	34,539	33,929		34,214		34,098
Provision for loan losses	800	400		200		400
Net interest income after provision for loan losses	33,739	33,529		34,014		33,698
Non-interest income (loss)	4,113	(2,578)	(1)	4,918		5,115
Non-interest expense	22,598	22,507		31,004	(2)	22,071	(3)
Income before income taxes	15,254	8,444		7,928		16,742
Income tax expense	3,181	1,701		1,381		2,878
Net income	$12,073	$6,743		$6,547		$13,864
Basic earnings per share	$0.61	$0.34		$0.33		$0.70
Diluted earnings per share	$0.61	$0.34		$0.33		$0.70

(1)  2018 amount includes a pre-tax net securities loss of $7.9 million.

(2)  2018 amount includes a pre-tax charge related to the fraudulent conduct of a business customer of $9.5 million.

(3)  2018 amount includes a pre-tax charge of $0.8 million related to office relocation costs and a pre-tax recovery of $0.6 million related to fraud loss.

23. NET FRAUD LOSS

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

Page -92-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Audit Committee of Bridge Bancorp, Inc.
Bridgehampton, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bridge Bancorp, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework: (2013) issued by COSO.

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

March 11, 2020

Page -93-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2019, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10‑K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe LLP appears on the previous page.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding Directors, Executive Officers and Corporate Governance will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020 and is incorporated herein by reference thereto.

Page -94-

Item 11. Executive Compensation

The information regarding Executive Compensation will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020 and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020 and is incorporated herein by reference thereto.

Set forth below is certain information as of December 31, 2019, regarding the Company’s equity compensation plans that have been approved by stockholders. The Company does not have any equity compensation plans that have not been approved by stockholders.

	Number of securities to	Weighted average
Equity compensation	be issued upon exercise	exercise price with	Number of securities
plan approved by	of outstanding options	respect to outstanding	remaining available for
stockholders	and awards	stock options	issuance under the plan
2006 Stock-Based Incentive Plan	19,928	—	—
2012 Stock-Based Incentive Plan	279,619	$ 35.71	—
2019 Equity Incentive Plan	20,369	—	526,518
Employee Stock Purchase Plan	—	—	988,354
Total	319,916	$ 35.71	1,514,872

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions and Director Independence will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020 and is incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services

The information regarding the Company’s independent registered public accounting firm’s fees and services will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020 and is incorporated herein by reference thereto.

Page -95-

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

See Exhibit Index on page 97.

Item 16. Form 10‑K Summary

Not applicable.

Page -96-

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Exhibit

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s amended Form 10-QSB, File No. 0-18546, filed October 15, 1990)	*

3.1(i)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed August 13, 1999)	*

3.1(ii)	Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Definitive Proxy Statement, File No. 001-34096, filed November 18, 2008)	*

3.2	Revised Bylaws of the Registrant (incorporated by reference to Registrant’s Form 10-K, File No. 001-34096, filed March 9, 2018)	*

4.1	Description of the Registrant’s Securities

10.1	Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 8-K, File No. 001-34096, filed June 24, 2015)	*

10.1(i)	First Amendment to the Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed May 10, 2016)	*

10.1(ii)	Second Amendment to the Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed August 8, 2016)	*

10.1(iii)	Third Amendment to the Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 10-K, File No. 001-34096, filed March 9, 2018)	*

10.2	Employment Contract – Kevin M. O’Connor (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed October 15, 2007)	*

10.3	Equity Incentive Plan (incorporated by reference to Registrant’s Definitive Proxy Statement, File No. 0-18546, filed March 24, 2006)	*

10.4	Supplemental Executive Retirement Plan (Revised for 409A) (incorporated by reference to Registrant’s Form 10-K, File No. 0-18546, filed March 14, 2008)	*

10.5	2012 Stock-Based Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 2, 2012)	*

10.6	Bridge Bancorp, Inc. Amended and Restated Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Form 10-K, File No. 001-34096, filed March 11, 2018)	*

10.7

Form of Employment Agreement entered into with James J. Manseau, John M. McCaffery and Kevin L. Santacroce (incorporated by reference to Registrant’s Form 10-K, File No. 001-34096, filed March 9, 2018)

*

10.8	Bridge Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 2, 2018)	*

10.9	2019 Stock-Based Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 1, 2019)	*

10.10	Form of Amendment to Employment Agreement and Amended and Restated Employment Agreement entered into with Howard H. Nolan, James J. Manseau, John M. McCaffery and Kevin L. Santacroce

21.1	Subsidiaries of Bridge Bancorp, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

Page -97-

Exhibit Number	Description of Exhibit	Exhibit
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

101

The following financial statements from Bridge Bancorp, Inc.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 11, 2020, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Income for the Years Ended December 31, 2019,  2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019,  2018 and 2017, (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019,  2018 and 2017, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2019,  2018 and 2017, and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*Denotes incorporated by reference.

Page -98-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

March 11, 2020	/s/ Kevin M. O’Connor
Kevin M. O’Connor
President and Chief Executive Officer

March 11, 2020	/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and Chief Financial Officer

March 11, 2020	/s/ Nicholas Parrinelli
Nicholas Parrinelli
Vice President, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 11, 2020	/s/ Marcia Z. Hefter	Director
Marcia Z. Hefter

March 11, 2020	/s/ Dennis A. Suskind	Director
Dennis A. Suskind

March 11, 2020	/s/ Kevin M. O’Connor	Director
Kevin M. O’Connor

March 11, 2020	/s/ Emanuel Arturi	Director
Emanuel Arturi

March 11, 2020	/s/ Charles I. Massoud	Director
Charles I. Massoud

March 11, 2020	/s/ Albert E. McCoy Jr.	Director
Albert E. McCoy Jr.

March 11, 2020	/s/ Rudolph J. Santoro	Director
Rudolph J. Santoro

Director
Thomas J. Tobin

March 11, 2020	/s/ Raymond A. Nielsen	Director
Raymond A. Nielsen

March 11, 2020	/s/ Daniel Rubin	Director
Daniel Rubin

March 11, 2020	/s/ Christian C. Yegen	Director
Christian C. Yegen

March 11, 2020	/s/ Matthew Lindenbaum	Director
Matthew Lindenbaum

Page -99-