Form 10-Q
period 2020-03-31
BRIDGE BANCORP, INC.
filed 2020-05-08
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes [    ] No [X]

There were 19,732,881 shares of common stock outstanding as of April  30, 2020.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Cash and due from banks	$61,352	$77,693
Interest-bearing deposits with banks	172,830	39,501
Total cash and cash equivalents	234,182	117,194

Securities available for sale, at fair value	553,278	638,291
Securities held to maturity (fair value of $127,653 and $135,027, respectively)	124,231	133,638
Total securities	677,509	771,929

Securities, restricted	26,354	32,879

Loans held for sale	12,643	12,643

Loans held for investment	3,762,130	3,680,285
Allowance for credit losses	(39,215)	(32,786)
Loans, net	3,722,915	3,647,499

Premises and equipment, net	34,521	34,062
Operating lease right-of-use assets	41,939	43,450
Accrued interest receivable	11,070	10,908
Goodwill	105,950	105,950
Other intangible assets	3,472	3,677
Prepaid pension	11,243	10,988
Bank owned life insurance	92,490	91,942
Other assets	86,584	38,399
Total assets	$5,060,872	$4,921,520

Liabilities
Demand deposits	$1,481,552	$1,518,958
Savings, NOW and money market deposits	2,264,106	1,987,712
Certificates of deposit of $100,000 or more	215,686	214,093
Other time deposits	94,391	93,884
Total deposits	4,055,735	3,814,647

Repurchase agreements	1,195	999
Federal Home Loan Bank ("FHLB") advances	290,000	435,000
Subordinated debentures, net	78,955	78,920
Operating lease liabilities	44,571	45,977
Other liabilities and accrued expenses	97,163	48,823
Total liabilities	4,567,619	4,424,366

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share (40,000,000 shares authorized; 19,907,217 and 19,898,022 shares issued, respectively; and 19,722,299 and 19,836,797 shares outstanding, respectively)	199	199
Surplus	355,014	356,436
Retained earnings	153,766	150,703
Treasury stock at cost, 184,918 and 61,225 shares, respectively	(4,800)	(1,843)
	504,179	505,495
Accumulated other comprehensive loss, net of income taxes	(10,926)	(8,341)
Total stockholders’ equity	493,253	497,154
Total liabilities and stockholders’ equity	$5,060,872	$4,921,520

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Interest income:
Loans (including fee income)	$39,763	$37,612
Mortgage-backed securities, CMOs and other asset-backed securities	3,040	4,789
U.S. GSE securities	337	192
State and municipal obligations	513	627
Corporate bonds	300	336
Deposits with banks	267	544
Other interest and dividend income	382	415
Total interest income	44,602	44,515

Interest expense:
Savings, NOW and money market deposits	4,255	6,369
Certificates of deposit of $100,000 or more	1,036	983
Other time deposits	415	562
Federal funds purchased and repurchase agreements	78	45
FHLB advances	1,033	1,098
Subordinated debentures	1,135	1,135
Total interest expense	7,952	10,192

Net interest income	36,650	34,323
Provision for credit losses	5,000	600
Net interest income after provision for credit losses	31,650	33,723

Non-interest income:
Service charges and other fees	2,500	2,428
Net securities losses	(15)	—
Title fees	329	306
Gain on sale of Small Business Administration ("SBA") loans	371	217
Bank owned life insurance	548	553
Loan swap fees	1,231	1,115
Other	253	599
Total non-interest income	5,217	5,218

Non-interest expense:
Salaries and employee benefits	15,549	13,280
Occupancy and equipment	3,499	3,531
Technology and communications	2,217	1,789
Marketing and advertising	823	1,023
Professional services	956	757
FDIC assessments	1	238
Amortization of other intangible assets	181	213
Other	1,617	1,768
Total non-interest expense	24,843	22,599

Income before income taxes	12,024	16,342
Income tax expense	2,676	3,415
Net income	$9,348	$12,927
Basic earnings per share	$0.47	$0.65
Diluted earnings per share	$0.47	$0.65

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$9,348	$12,927
Other comprehensive (loss) income:
Change in unrealized net gains on securities available for sale, net of reclassifications and deferred income taxes	4,124	3,918
Adjustment to pension liability, net of reclassifications and deferred income taxes	98	90
Unrealized losses on cash flow hedges, net of reclassifications and deferred income taxes	(6,807)	(1,525)
Total other comprehensive (loss) income	(2,585)	2,483
Comprehensive income	$6,763	$15,410

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
					Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at January 1, 2020	$199	$356,436	$150,703	$(1,843)	$(8,341)	$497,154
Cumulative change in accounting principle (Note 1)			(1,473)			(1,473)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	199	356,436	149,230	(1,843)	(8,341)	495,681

Net income			9,348			9,348
Shares issued under the dividend reinvestment plan (6,275 shares)		240				240
Purchase of treasury stock (179,620 shares)				(4,633)		(4,633)
Stock awards granted and distributed (90,657 shares)		(2,668)		2,668		—
Stock awards forfeited (585 shares)		20		(20)		—
Repurchase of surrendered stock from vesting of stock plans (31,225 shares)		(36)		(972)		(1,008)
Share based compensation expense		1,022				1,022
Cash dividend declared, $0.24 per share			(4,812)			(4,812)
Other comprehensive loss, net of deferred income taxes					(2,585)	(2,585)
Balance at March 31, 2020	$199	$355,014	$153,766	$(4,800)	$(10,926)	$493,253

					Accumulated
					Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at January 1, 2019	$198	$352,093	$117,432	$(781)	$(15,112)	$453,830
Net income			12,927			12,927
Shares issued under the dividend reinvestment plan (5,864 shares)		198				198
Stock awards granted and distributed (76,274 shares)	1	(791)		790		—
Repurchase of surrendered stock from vesting of stock plans (24,132 shares)				(795)		(795)
Share based compensation expense		954				954
Cash dividend declared, $0.23 per share			(4,594)			(4,594)
Other comprehensive income, net of deferred income taxes					2,483	2,483
Balance at March 31, 2019	$199	$352,454	$125,765	$(786)	$(12,629)	$465,003

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$9,348	$12,927
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,000	600
Depreciation and amortization of premises and equipment	1,003	1,048
Net (accretion) and other amortization	(218)	(287)
Net amortization on securities	654	648
Increase in cash surrender value of bank owned life insurance	(548)	(553)
Amortization of other intangible assets	181	213
Share based compensation expense	1,022	954
Net securities losses	15	—
Increase in accrued interest receivable	(162)	(1,821)
SBA loans originated for sale	(5,888)	(3,188)
Proceeds from sale of the guaranteed portion of SBA loans	6,345	3,454
Gain on sale of the guaranteed portion of SBA loans	(371)	(217)
(Increase) decrease in other assets	(3,979)	4,006
Decrease in accrued expenses and other liabilities	(4,137)	(5,619)
Net cash provided by operating activities	8,265	12,165

Cash flows from investing activities:
Purchases of securities available for sale	(91,098)	(40,771)
Purchases of securities, restricted	(14,130)	(14,850)
Proceeds from sales of securities available for sale	74,558	—
Redemption of securities, restricted	20,655	10,810
Maturities, calls and principal payments of securities available for sale	106,840	19,270
Maturities, calls and principal payments of securities held to maturity	9,280	10,470
Net increase in loans	(81,992)	(115,341)
Purchase of premises and equipment	(1,462)	(518)
Net cash provided by (used in) investing activities	22,651	(130,930)

Cash flows from financing activities:
Net increase (decrease) in deposits	241,089	(160,921)
Net (decrease) increase in FHLB advances	(145,000)	89,784
Net increase in repurchase agreements	196	182
Net proceeds from issuance of common stock	240	198
Purchase of treasury stock	(4,633)	—
Repurchase of surrendered stock from vesting of stock plans	(1,008)	(795)
Cash dividends paid	(4,812)	(4,594)
Net cash provided by (used in) financing activities	86,072	(76,146)

Net increase (decrease) in cash and cash equivalents	116,988	(194,911)
Cash and cash equivalents at beginning of period	117,194	295,368
Cash and cash equivalents at end of period	$234,182	$100,457

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$9,032	$11,126
Income taxes	$213	$49

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10‑K for the year ended December 31, 2019.

COVID-19 Risks

In December 2019, a novel coronavirus (“COVID-19”) was reported in China, and, in March 2020, the World Health Organization declared COVID-19 a pandemic.  On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments, including New York, have ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.

The Company’s unaudited consolidated financial statements reflect the impact of COVID-19 on the assumptions and estimates used. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on the Company’s business.  The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company may be subject to the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations.

•	demand for the Company’s products and services may decline, making it difficult to grow assets and income;

•

if the economy is unable to substantially reopen, and high levels of unemployment continue, for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•

the Company’s allowance for credit losses (“ACL”) may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect the Company’s net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Company;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on the Company’s assets may decline to a greater extent than the decline in its cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of the Company’s quarterly cash dividend;
•	the Company’s cyber security risks are increased as the result of an increase in the number of employees working remotely; and
•	the Company relies on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on the Company.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326)

Effective for periods after December 31, 2019, the Company adopted Accounting Standards Update (“ASU”) No 2016-13, Financial Instruments – Credit Losses (Topic 326), which replaced the long-standing incurred loss model used in calculating the allowance for loan and lease losses with a more forward-looking, current expected credit loss model (“CECL” or the “CECL Standard”).  Furthermore, the CECL Standard requires financial institutions to measure all expected credit losses for in-scope financial assets held at amortized cost at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts, including estimates of prepayments.  It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. Accordingly, financial institutions will now leverage forward-looking information to better inform their credit loss estimates. For the Company, this standard applies to loans held for investment, unfunded commitments, and securities held to maturity.  In addition, the CECL Standard made changes to the accounting for available for sale debt securities. Credit losses on available for sale debt securities should be measured in a manner similar to current GAAP. However, the amendments in the CECL Standard require that credit losses be presented as an allowance for credit losses rather than as a write-down.  This approach is an improvement to current GAAP because an entity will be able to record reversals of credit losses (in situations in which the estimate of credit losses declines) in current period net income, which in turn should align the income statement recognition of credit losses with the reporting period in which changes occur. Although the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) provided the option to delay the adoption of the CECL Standard until the earlier of December 31, 2020 or the termination of the current national emergency declaration related to the COVID-19 outbreak, the Company adopted the CECL Standard in the first quarter of 2020 as previously planned using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. The adoption of the CECL Standard resulted in an initial increase of $1.6 million to the allowance for credit losses and $0.5 million to the reserve for unfunded commitments. The after-tax cumulative-effect adjustment of $1.5 million was recorded in retained earnings as of January 1, 2020. Based on the credit quality of the Company's securities portfolio, there was no initial adjustment to retained earnings for credit losses associated with debt securities held to maturity.

Results for reporting periods beginning after January 1, 2020 are presented under the CECL Standard while prior period amounts will continue to be reported in accordance with previously applicable GAAP.

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

The following table presents the computation of EPS for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2020	2019
Net income	$9,348	$12,927
Dividends paid on and earnings allocated to participating securities	(195)	(277)
Income attributable to common stock	$9,153	$12,650

Weighted average common shares outstanding, including participating securities	19,946	19,926
Weighted average participating securities	(414)	(426)
Weighted average common shares outstanding	19,532	19,500
Basic earnings per common share	$0.47	$0.65

Income attributable to common stock	$9,153	$12,650

Weighted average common shares outstanding	19,532	19,500
Incremental shares from assumed conversions of options and restricted stock units	34	26
Weighted average common and equivalent shares outstanding	19,566	19,526
Diluted earnings per common share	$0.47	$0.65

There were 180,020 stock options outstanding at March 31, 2020 that were not included in the computation of diluted earnings per share for the three months ended March 31, 2020 because the options' exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. There were 110,660 stock options outstanding at March 31, 2019 that were not included in the computation of diluted earnings per share for the three months ended March 31, 2019 because the options' exercise prices were greater than the average market price of common stock and were, therefore, antidilutive.

There were 26,556 and 22,305 RSUs that were antidilutive for the three months ended March 31, 2020 and 2019, respectively.

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

The number of shares of common stock of Bridge Bancorp, Inc. available for stock-based awards under the 2019 Equity Incentive Plan is 370,000 plus 162,738 shares that were remaining under the 2012 Equity Incentive Plan. At March 31, 2020, 382,166 shares remain available for issuance, including shares that may be granted in the form of stock options, RSAs, or RSUs.

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

During the three months ended March 31, 2020 and 2019, in accordance with the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers (“NEOs”), the Company granted 69,360 and 63,267 stock options, respectively, with an exercise price set to equal a 10.0% premium over the grant date stock price. All of the stock options granted vest ratably over three years. The estimated weighted-average grant-date fair value of all stock options granted in the three months ended March 31, 2020 and 2019 was $4.10 and $5.05 per stock option, respectively, using the Black-Scholes option-pricing model with assumptions as follows:

	Three Months Ended
	March 31,
	2020		2019
Dividend yield	3.03%		2.86%
Expected volatility	23.11		23.80
Risk-free interest rate	1.47		2.52
Expected option life	6.0	years	6.0	years

Compensation expense attributable to stock options was $78 thousand and $39 thousand for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $548 thousand of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 2.2 years.

The following table summarizes the status of the Company's stock options as of and for the three months ended March 31, 2020:

			Weighted
		Weighted	Average
	Number	Average	Remaining		Aggregate
	of	Exercise	Contractual		Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life		Value
Outstanding, January 1, 2020	110,660	$35.71
Granted	69,360	34.87
Outstanding, March 31, 2020	180,020	35.39	9.0	years	$—
Vested and Exercisable, March 31, 2020	52,681	35.85	8.3	years	—

	Number of	Exercise
Range of Exercise Prices	Options	Price
$34.87	69,360	$34.87
35.35	63,267	35.35
36.19	47,393	36.19
	180,020

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

The following table summarizes the unvested RSA activity for the three months ended March 31, 2020:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2020	293,717	$30.37
Granted	86,428	31.65
Vested	(100,020)	28.87
Forfeited	(585)	32.12
Unvested, March 31, 2020	279,540	31.30

During the three months ended March 31, 2020, the Company granted a total of 86,428 RSAs. Of the 86,428 RSAs granted, 57,850 time-vested RSAs vest ratably over five years and 28,578 time-vested RSAs vest ratably over three years. During the three months ended March 31, 2019, the Company granted a total of 74,252 RSAs. Of the 74,252 RSAs granted, 49,925 time-vested RSAs vest ratably over five years, 24,327 time-vested RSAs vest ratably over three years. As of March 31, 2020, there were 279,540 unvested RSAs, all of which were time-vested RSAs and there were no unvested performance-based RSAs.

Compensation expense attributable to RSAs was $606 thousand and $602 thousand for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $6.8 million of total unrecognized compensation cost related to non-vested RSAs. The cost is expected to be recognized over a weighted-average period of 3.4 years.

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

The following table summarizes the unvested NEO RSU activity for the three months ended March 31, 2020:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2020	85,342	$29.59
Granted	26,556	32.13
Reinvested dividends	663	29.59
Forfeited	(6,623)	28.68
Vested	(15,106)	25.24
Unvested, March 31, 2020	90,832	31.12

During the three months ended March 31, 2020, in accordance with the LTI Plan for NEOs, the Company granted 26,556 RSUs. Of the 26,556 RSUs granted, 17,943 time-vested RSUs vest ratably over three years and 8,613 performance-based RSUs vest subject to the achievement of the Company's three-year corporate goal for the three-year period ending December 31, 2022.

Compensation expense attributable to LTI Plan RSUs was $196 thousand and $170 thousand for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $2.0 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 2.6 years.

Directors Plan

In April 2009, the Company adopted a Directors Deferred Compensation Plan (“Directors Plan”). Under the Directors Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of RSUs. In addition, directors receive a non-election retainer in the form of RSUs. These RSUs vest ratably over one year and have dividend rights but no voting rights. In connection with the Directors Plan, the Company recorded expense of $142 thousand and $143 thousand for the three months ended March 31, 2020 and 2019, respectively.

Employee Stock Purchase Plan

In May 2018, the Board of Directors adopted, and stockholders approved the Employee Stock Purchase Plan (“ESPP”). A total of 1,000,000 shares of the Company’s common stock have been initially authorized for issuance under the ESPP. Subject to any plan limitations, the ESPP allows eligible employees to contribute, normally through payroll deductions, up to $25 thousand for the purchase of the Company’s common stock at a discounted price per share for any calendar year. The current offering period is from January 1, 2020 through June 15, 2020.

During the three months ended March 31, 2020, no shares of common stock were purchased, and no expense was recorded related to the ESPP.

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in other assets in the consolidated balance sheet. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There were no non-accrual debt securities at March 31, 2020 and there was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2020. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

On January 1, 2020, the Company adopted the CECL Standard, which requires that debt securities held to maturity be accounted for under the current expected credit losses model, including historical loss experience and impact of current conditions and reasonable and supportable forecasts, with an associated allowance for credit losses. In addition, while credit losses on debt securities available for sale should be measured in accordance with the other-than-temporary impairment (“OTTI”) framework under current GAAP, the amendments in the CECL Standard require that these credit losses be presented as an allowance for credit losses.  For AFS debt securities, a decline in fair value due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis.

Held to maturity debt securities and the allowance for credit losses

To the extent that debt securities in the held-to-maturity portfolio share common risk characteristics, estimated expected credit losses are calculated in a manner like that used for loans held for investment.  That is, for pools of such debt securities with common risk characteristics, the historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities.

Expected credit loss on each debt security in the held-to-maturity portfolio that do not share common risk characteristics with any of the pools of debt securities is individually measured based on net realizable value, or the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the recorded amortized cost basis of the security.

With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Therefore, for those securities, the Company does not record expected credit losses.

Accrued interest receivable is excluded from the estimate of credit losses.

Available for sale debt securities and the allowance for credit losses

Management evaluates available for sale debt securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the near-term prospects of the issuer. Impairment may result from credit deterioration of the issuer or collateral underlying the security. In performing an assessment of whether any decline in fair value is due to a credit loss, all relevant information is considered at the individual security level. For asset-backed securities performance indicators considered related to the underlying assets include default rates, delinquency rates, percentage of non-performing assets, debt-to-collateral ratios, third party guarantees, current levels of subordination, vintage, geographic concentration, analyst reports and forecasts, credit ratings and other market data. In assessing whether a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are excluded from earnings and reported, net of tax, in other comprehensive income (“OCI”). Management also assesses whether it intends to sell or is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

Accrued interest receivable is excluded from the estimate of credit losses.

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at March 31, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses, respectively:

	March 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$59,980	$19	$—	$59,999
State and municipal obligations	37,233	805	(92)	37,946
U.S. GSE residential mortgage-backed securities	80,136	1,756	(238)	81,654
U.S. GSE residential collateralized mortgage obligations	200,029	5,463	—	205,492
U.S. GSE commercial mortgage-backed securities	16,683	366	—	17,049
U.S. GSE commercial collateralized mortgage obligations	81,310	2,148	(78)	83,380
Other asset backed securities	24,250	—	(1,698)	22,552
Corporate bonds	49,000	—	(3,794)	45,206
Total available for sale	548,621	10,557	(5,900)	553,278

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Held to maturity:
State and municipal obligations	34,046	807	—	34,853
U.S. GSE residential mortgage-backed securities	7,737	141	—	7,878
U.S. GSE residential collateralized mortgage obligations	38,076	1,610	—	39,686
U.S. GSE commercial mortgage-backed securities	17,021	503	—	17,524
U.S. GSE commercial collateralized mortgage obligations	27,351	371	(10)	27,712
Total held to maturity	124,231	3,432	(10)	127,653
Total securities	$672,852	$13,989	$(5,910)	$680,931

As of March 31, 2020, none of the Company’s available for sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available for sale debt securities was required. Additionally, the calculated allowance for credit losses on held to maturity securities was inconsequential given the high quality composition of the Company’s held to maturity portfolio and therefore no allowance for credit losses was recorded. Accrued interest receivable on securities totaling $2.1 million at March 31, 2020 was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at December 31, 2019 and the corresponding amounts of gross unrealized gains and losses therein:

	December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$50,833	$—	$(11)	$50,822
U.S. GSE securities	5,000	—	(5)	4,995
State and municipal obligations	34,303	704	(43)	34,964
U.S. GSE residential mortgage-backed securities	84,550	609	(468)	84,691
U.S. GSE residential collateralized mortgage obligations	278,149	1,166	(1,464)	277,851
U.S. GSE commercial mortgage-backed securities	13,656	23	(70)	13,609
U.S. GSE commercial collateralized mortgage obligations	102,722	1,723	(289)	104,156
Other asset-backed securities	24,250	—	(849)	23,401
Corporate bonds	46,000	—	(2,198)	43,802
Total available for sale	639,463	4,225	(5,397)	638,291

Held to maturity:
State and municipal obligations	41,008	809	—	41,817
U.S. GSE residential mortgage-backed securities	8,142	5	(54)	8,093
U.S. GSE residential collateralized mortgage obligations	39,936	624	(62)	40,498
U.S. GSE commercial mortgage-backed securities	17,215	102	(82)	17,235
U.S. GSE commercial collateralized mortgage obligations	27,337	191	(144)	27,384
Total held to maturity	133,638	1,731	(342)	135,027
Total securities	$773,101	$5,956	$(5,739)	$773,318

The following table summarizes available for sale debt securities with gross unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2020, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2020
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
State and municipal obligations	$5,232	$(92)	$—	$—
U.S. GSE residential mortgage-backed securities	17,934	(162)	4,219	(76)
U.S. GSE commercial collateralized mortgage obligations	6,616	(67)	2,020	(11)
Other asset backed securities	—	—	22,552	(1,698)
Corporate bonds	4,739	(261)	37,467	(3,533)
Total available for sale	$34,521	$(582)	$66,258	$(5,318)

The following table summarizes securities with gross unrealized losses at December 31, 2019, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2019
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. Treasury securities	$50,822	$(11)	$—	$—
U.S. GSE securities	—	—	4,995	(5)
State and municipal obligations	4,982	(42)	76	(1)
U.S. GSE residential mortgage-backed securities	2,935	(30)	39,617	(438)
U.S. GSE residential collateralized mortgage obligations	81,377	(480)	93,403	(984)
U.S. GSE commercial mortgage-backed securities	6,648	(70)	—	—
U.S. GSE commercial collateralized mortgage obligations	28,710	(145)	9,614	(144)
Other asset-backed securities	—	—	23,401	(849)
Corporate bonds	—	—	43,802	(2,198)
Total available for sale	$175,474	$(778)	$214,908	$(4,619)

Held to maturity:
State and municipal obligations	$—	$—	$—	$—
U.S. GSE residential mortgage-backed securities	—	—	7,268	(54)
U.S. GSE residential collateralized mortgage obligations	6,750	(17)	6,105	(45)
U.S. GSE commercial mortgage-backed securities	—	—	5,034	(82)
U.S. GSE commercial collateralized mortgage obligations	13,038	(57)	4,300	(87)
Total held to maturity	$19,788	$(74)	$22,707	$(268)

Other-Than-Temporary Impairment

Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2020, substantially all of the securities in an unrealized loss position had a variable interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Other asset backed securities are comprised of student loan backed bonds which are guaranteed by the U.S. Department of Education for 97% to 100% of principal. Additionally, the bonds have credit support of 3% to 5% and have maintained their Aa3 Moody's rating during the time the Bank has owned them. The corporate bonds within the portfolio have all maintained an investment grade rating by either Moody's or Standard and Poor's. None of the unrealized losses is related to credit losses. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2020.

Sales and Calls of Securities

There were $74.6 million of proceeds from sale of securities for the three months ended March 31, 2020  with gross gains of approximately $0.8 million realized in 2020 and gross losses of approximately $0.8 million realized in 2020. There were no proceeds from sales of securities for the three months ended March 31, 2019. There were $5.3 million and $7.9 million of proceeds from calls of securities for the three months ended March 31, 2020 and 2019, respectively.

Pledged Securities

Securities having a fair value of $402.6 million and $402.2 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) overnight borrowings.

Trading Securities

The Company did not hold any trading securities during the three months ended March 31, 2020 or the year ended December 31, 2019.

Restricted Securities

The Bank is a member of the FHLB of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker's Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the FRB system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $26.4 million and $32.9 million in FHLB, ACBB and FRB stock at March 31, 2020 and December 31, 2019, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

As of March 31, 2020 and 2019, there was no issuer, other than the U.S. Government and its sponsored entities, where the bank had invested holdings that exceeded 10% of consolidated stockholders’ equity.

The following table summarizes the amortized cost and estimated fair value by contractual maturity of the available for sale and held to maturity investment securities portfolio at March 31, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020
	Amortized	Estimated
(In thousands)	Cost	Fair Value
Maturity
Available for sale:
Within one year	$61,121	$61,140
One to five years	44,986	44,668
Five to ten years	58,330	56,068
Beyond ten years	384,184	391,402
Total	$548,621	$553,278

Held to maturity:
Within one year	$2,090	$2,097
One to five years	27,816	28,373
Five to ten years	23,052	23,841
Beyond ten years	71,273	73,342
Total	$124,231	$127,653

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	March 31, 2020
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. Treasury securities	$59,999		$59,999
State and municipal obligations	37,946		37,946
U.S. GSE residential mortgage-backed securities	81,654		81,654
U.S. GSE residential collateralized mortgage obligations	205,492		205,492
U.S. GSE commercial mortgage-backed securities	17,049		17,049
U.S. GSE commercial collateralized mortgage obligations	83,380		83,380
Other asset-backed securities	22,552		22,552
Corporate bonds	45,206		45,206
Total available for sale securities	$553,278		$553,278
Derivatives	$57,874		$57,874

Financial liabilities:
Derivatives	$68,839		$68,839

	December 31, 2019
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. Treasury securities	$50,822		$50,822
U.S. GSE securities	4,995		4,995
State and municipal obligations	34,964		34,964
U.S. GSE residential mortgage-backed securities	84,691		84,691
U.S. GSE residential collateralized mortgage obligations	277,851		277,851
U.S. GSE commercial mortgage-backed securities	13,609		13,609
U.S. GSE commercial collateralized mortgage obligations	104,156		104,156
Other asset-backed securities	23,401		23,401
Corporate bonds	43,802		43,802
Total available for sale securities	$638,291		$638,291
Derivatives	$15,437		$15,437

Financial liabilities:
Derivatives	$16,645		$16,645

The following tables summarize assets measured at fair value on a non-recurring basis:

March 31, 2020
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$12,643			$12,643
Collateral dependent loans	$2,902			$2,902

December 31, 2019
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$12,643			$12,643
Impaired loans	$6,981			$6,981

Loans held for sale at March 31, 2020 and December 31, 2019 had a carrying amount of $12.6 million with no valuation allowance recorded.

Collateral dependent loans with an allowance for credit losses at March 31, 2020 had a carrying amount of $2.9 million, which is made up of the outstanding balance of $7.3 million, net of a valuation allowance of $4.4 million. Impaired loans (prior to the adoption of CECL standard) with an allowance for credit losses at December 31, 2019 had a carrying amount of $7.0 million, which is made up of the outstanding balance of $11.7 million, net of a valuation allowance of $4.7 million.

There was no other real estate owned at March 31, 2020 and December 31, 2019.

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

Collateral Dependent Loans with an ACL (Impaired Loans with and ACL prior to the adoption of the CECL Standard) and Other Real Estate Owned: For collateral dependent loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date.  The fair value of real estate collateral is determined based on recent appraised values. The fair value of other real estate owned is also determined based on recent appraised values less the estimated cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Adjustments may relate to location, square footage, condition, amenities, market rate of leases as well as timing of comparable sales. All appraisals undergo a second review process to ensure that the methodology employed and the values derived are reasonable. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the borrower and its business. These valuation methods result in a Level 3 classification.

Appraisals for collateral-dependent loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the Appraisal and Credit Departments review the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Management also considers the appraisal values for commercial properties associated with current loan origination activity. Collectively, this information is reviewed to help assess current trends in commercial property values. For each collateral dependent loan, management considers information that relates to the type of property to determine if such properties may have appreciated or depreciated in value since the date of the most recent appraisal. Adjustments to fair value are made only when the analysis indicates a probable decline in collateral values. Adjustments made in the appraisal process are not deemed material to the overall consolidated financial statements given the level of collateral dependent loans measured at fair value on a non-recurring basis.

The following tables summarize the estimated fair values and recorded carrying amounts of the Company's financial instruments at March 31, 2020 and December 31, 2019:

	March 31, 2020
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$61,352	$61,352	$—	$—	$61,352
Interest-bearing deposits with banks	172,830	172,830	—	—	172,830
Securities available for sale	553,278	—	553,278	—	553,278
Securities restricted	26,354	n/a	n/a	n/a	n/a
Securities held to maturity	124,231	—	127,653	—	127,653
Loans held for sale	12,643	—	—	12,643	12,643
Loans, net	3,722,915	—	—	3,755,669	3,755,669
Derivatives	57,874	—	57,874	—	57,874
Accrued interest receivable	11,070	—	2,105	8,965	11,070

Financial liabilities:
Certificates of deposit	310,077	—	312,965	—	312,965
Demand and other deposits	3,745,658	3,745,658	—	—	3,745,658
FHLB advances	290,000	—	300,760	—	300,760
Repurchase agreements	1,195	—	1,195	—	1,195
Subordinated debentures	78,955	—	89,678	—	89,678
Derivatives	68,839	—	68,839	—	68,839
Accrued interest payable	387	—	387	—	387

	December 31, 2019
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$77,693	$77,693	$—	$—	$77,693
Interest-bearing deposits with banks	39,501	39,501	—	—	39,501
Securities available for sale	638,291	—	638,291	—	638,291
Securities restricted	32,879	n/a	n/a	n/a	n/a
Securities held to maturity	133,638	—	135,027	—	135,027
Loans held for sale	12,643	—	—	12,643	12,643
Loans, net	3,647,499	—	—	3,685,770	3,685,770
Derivatives	15,437	—	15,437	—	15,437
Accrued interest receivable	10,908	—	2,181	8,727	10,908

Financial liabilities:
Certificates of deposit	307,977	—	308,660	—	308,660
Demand and other deposits	3,506,670	3,506,670	—	—	3,506,670
FHLB advances	435,000	195,000	239,622	—	434,622
Repurchase agreements	999	—	999	—	999
Subordinated debentures	78,920	—	81,010	—	81,010
Derivatives	16,645	—	16,645	—	16,645
Accrued interest payable	1,467	—	1,467	—	1,467

6. LOANS

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of partial charge-offs, deferred origination costs and fees and purchase premiums and discounts. Loan origination and commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. When a loan prepays, the remaining unamortized net deferred origination fees or costs are recognized in the current year. Interest on loans is credited to income based on the principal outstanding during the period. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance in other assets on consolidated balance sheets.  Past due status is based on the contractual terms of the loan. Loans that are 90 days past due are automatically placed on non-accrual and previously accrued interest is reversed and charged against interest income. However, if the loan is in the process of collection and the Bank has reasonable assurance that the loan will be fully collectable based upon an individual loan evaluation assessing such factors as collateral and collectability, accrued interest will be recognized as earned. If a payment is received when a loan is non-accrual or a troubled debt restructuring (“TDR”) loan is non-accrual, the payment is applied to the principal balance. A TDR loan performing in accordance with its modified terms is maintained on accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans that were acquired through the acquisition of Community National Bank on June 19, 2015 and First National Bank of New York on February 14, 2014, were initially recorded at fair value with no carryover of the related allowance for loan losses. After acquisition, losses are recognized through the allowance for loan losses. Determining fair value of the loans involves estimating the amount and timing of expected principal and interest cash flows to be collected on the loans and discounting those cash flows at a market interest rate. Some of the loans at the time of acquisition showed evidence of credit deterioration since origination. These loans were considered purchased credit impaired (“PCI”) loans.  As of December 31, 2019, the remaining balance of PCI loans was immaterial to the Company’s financial condition and results of operations.

Unless otherwise noted, the above policy is applied consistently to all loan segments.

Allowance for Credit Losses

On January 1, 2020, the Company adopted the CECL Standard, which requires that loans held for investment be accounted for under the current expected credit losses model. The allowance for credit losses is established and maintained through a provision for credit losses based on expected losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. Management monitors its entire loan portfolio regularly, with consideration given to detailed analysis of classified loans, repayment patterns, past loss experience, various types of concentrations of credit, current economic conditions, and reasonable and supportable forecasts. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged against the allowance.

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of the Company’s loan portfolio segments. These segments are further disaggregated into loan risk ratings, the level at which credit risk is monitored. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on expected loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and provision for credit losses in those future periods.

Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in our process for estimation of expected credit losses.  The allowance level is influenced by loan volumes, loan risk rating migration, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: (1) an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans; and (2) a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics.

Loans that do not share similar credit risk characteristics

For a loan that does not share risk characteristics with other loans, expected credit loss is measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, the Company recognizes expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs), except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated costs to sell the loan if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.

The fair value of real estate collateral is determined based on recent appraised values. Appraisals are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. All appraisals undergo a second review process to ensure that the methodology employed and the values derived are reasonable. Generally, collateral values for real estate loans for which measurement of expected losses is dependent on collateral values are updated every twelve months. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the borrower and its business. Once the expected credit loss amount is determined, an allowance is provided for equal to the calculated expected credit loss and included in the allowance for credit losses. Pursuant to the Company’s policy, credit losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectable.

Loans that share similar credit risk characteristics

In estimating the component of the allowance for credit losses for loans that share similar risk characteristics with other loans, such loans are segmented into loan types. Loans are designated into loan pools with similar risk characteristics based on product type in conjunction with other homogeneous characteristics.  Loan types include commercial real estate mortgages, owner and non-owner occupied; multi-family mortgage loans; residential real estate mortgages and home equity loans; commercial, industrial and agricultural loans, real estate construction and land loans; and consumer loans.

In determining the allowance for credit losses, the Company derives an estimated credit loss assumption from a model that categorizes loan pools based on loan type and further segmented by risk rating. This model is known as Probability of Default/Loss Given Default, utilizing a Transition Matrix approach. This model calculates an expected loss percentage for each loan pool by considering the probability of default, based upon the historical transition or migration of loans from performing (various pass ratings) to criticized, and classified risk ratings to default by risk rating buckets using life-of-loan analysis runout periods for all loan segments, and the historical severity of loss, based on the aggregate net lifetime losses (loss given default) per loan pool. The default trigger, which is defined as the earlier of ninety days past-due or non-accrual status, and severity factors used to calculate the allowance for credit losses for loans in pools that share similar risk characteristics with other loans, are adjusted for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio.  These factors include: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified or graded loans and the volume of non-accrual loans; (6) the quality of our loan review system; (7) the value of underlying collateral for collateralized loans; (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Such factors are used to adjust the historical probabilities of default and severity of loss for current conditions that are not reflective of the model results. In addition, the economic factor includes management expectation of future conditions based on a reasonable and supportable forecast of the economy. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made (currently two years), the Bank reverts immediately back to the historical rates of default and severity of loss. Management believes that this transition approach to the Probability of Default/Loss Given Default is a relevant calculation of expected credit losses as there is sufficient volume as well as movement in the risk ratings due to the initial grading system as well as timely updates to risk ratings when necessary. Credit risk ratings are based on management’s evaluation of a credit’s cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management.

Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for credit losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

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

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as unused lines of credit, commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded on the balance sheet when they are funded. In accordance with the CECL Standard, the Company maintains a separate reserve for off-balance sheet credit instruments, which is included in other liabilities on the consolidated statements of financial condition. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors, current conditions and forecasting adjustments used in the allowance for credit loss methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company. At March 31, 2020, the reserve for off-balance sheet credit exposures was immaterial to the Company’s consolidated statements of financial condition and results of operations.

The following table sets forth the major classifications of loans:

(In thousands)	March 31, 2020	December 31, 2019
Commercial real estate mortgage loans:
Owner occupied	$529,877	$531,088
Non-owner occupied	1,053,901	1,034,599
Multi-family mortgage loans	800,556	812,174
Residential real estate mortgage loans	485,492	493,144
Commercial, industrial and agricultural loans	758,683	679,444
Real estate construction and land loans	100,643	97,311
Installment/consumer loans	25,051	24,836
Total loans	3,754,203	3,672,596
Net deferred loan costs and fees	7,927	7,689
Total loans held for investment	3,762,130	3,680,285
Allowance for credit losses	(39,215)	(32,786)
Loans, net	$3,722,915	$3,647,499

Accrued interest receivable on loans totaling $9.0 million at March 31, 2020 and $8.7 million at December 31, 2019 was included in other assets in the consolidated balance sheet and excluded from the table above.

As of March 31, 2020 and December 31, 2019, one commercial real estate (“CRE”) mortgage loan totaling $12.6 million was classified as held for sale. The loan was reclassified from loans held for investment to loans held for sale and written down from $16.3 million to the loan’s estimated fair value of $12.6 million, through a $3.7 million charge-off during the 2019 second quarter.

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

Credit Quality Indicators

The Company categorizes loans into risk categories of pass, watch, special mention, substandard and doubtful based on relevant information about the ability of borrowers to service their debt including repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Assigned risk rating grades are continuously updated as new information is obtained. Loans risk rated special mention, substandard and doubtful are reviewed on a quarterly basis. The Company uses the following definitions for risk rating grades:

Pass: Loans classified as pass include current loans performing in accordance with contractual terms, pools of homogenous residential real estate and installment/consumer loans that are not individually risk rated and loans which do not exhibit certain risk factors that require greater than usual monitoring by management.

Watch: Loans classified as watch are considered pass rated loans. These loans carry additional risk factors above those of pass loans but do not have all the risk characteristics of loans classified special mention.  Such risk factors require monitoring and if left uncorrected, could lead these loans to be downgraded.

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

The following tables represent loans categorized by internally assigned risk grades as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(In thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Revolving-Term	Total
Commercial real estate owner occupied:
Pass	$33,372	$93,641	$52,959	$74,288	$28,317	$183,452	$—	$—	$466,029
Watch	—	1,395	6,894	5,502	1,277	29,560	—	—	44,628
Special mention	—	—	—	10,974	3,577	3,748	—	—	18,299
Substandard	—	—	607	—	—	314	—	—	921
Total commercial real estate owner occupied	33,372	95,036	60,460	90,764	33,171	217,074	—	—	529,877

Commercial real estate non-owner occupied:
Pass	39,000	255,073	131,679	197,225	83,651	302,905	—	—	1,009,533
Watch	—	4,000	2,949	2,367	8,563	15,560	—	—	33,439
Special mention	—	—	—	—	—	291	—	—	291
Substandard	—	—	—	9,518	—	1,120	—	—	10,638
Total commercial real estate non-owner occupied	39,000	259,073	134,628	209,110	92,214	319,876	-	—	1,053,901

Multi-family:
Pass	38,911	293,962	41,294	116,995	146,302	125,591	—	—	763,055
Watch	—	—	—	8,237	15,801	13,063	—	—	37,101
Special mention	—	—	—	—	—	400	—	—	400
Substandard	—	—	—	—	—	—	—	—	—
Total multi-family	38,911	293,962	41,294	125,232	162,103	139,054	—	—	800,556

Residential real estate:
Pass	8,964	34,254	83,491	109,387	29,478	133,888	55,145	8,085	462,692
Watch	—	465	412	326	588	2,566	399	1,446	6,202
Special mention	—	783	770	—	—	9,883	399	777	12,612
Substandard	—	334	308	483	—	2,158	—	703	3,986
Total residential real estate	8,964	35,836	84,981	110,196	30,066	148,495	55,943	11,011	485,492

Commercial, industrial and agricultural:
Pass	30,490	80,671	48,302	39,169	27,080	40,486	385,474	7,061	658,733
Watch	1,599	2,417	15,041	4,043	812	2,827	34,752	3,440	64,931
Special mention	—	384	813	590	604	573	7,752	3,507	14,223
Substandard	—	—	612	4,987	—	9,530	998	4,669	20,796
Total commercial, industrial and agricultural	32,089	83,472	64,768	48,789	28,496	53,416	428,976	18,677	758,683

Real estate construction and land loans:
Pass	7,153	41,664	23,069	17,292	—	4,763	—	—	93,941
Watch	—	—	3,200	1,728	—	283	—	—	5,211
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,370	—	121	—	—	1,491
Total real estate construction and land loans	7,153	41,664	26,269	20,390	—	5,167	—	—	100,643

Installment/consumer loans
Pass	103	955	254	145	14	875	21,334	460	24,140
Watch	—	—	—	—	—	—	—	45	45
Special mention	—	—	—	—	—	—	—	101	101
Substandard	—	—	—	16	—	—	—	749	765
Total installment/consumer loans	103	955	254	161	14	875	21,334	1,355	25,051

Total Loans	$159,592	$809,998	$412,654	$604,642	$346,064	$883,957	$506,253	$31,043	$3,754,203

	December 31, 2019
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$511,444	$18,426	$1,218	$—	$531,088
Non-owner occupied	1,022,208	—	12,391	—	1,034,599
Multi-family	811,770	404	—	—	812,174
Residential real estate	475,949	12,400	4,795	—	493,144
Commercial, industrial and agricultural	643,413	15,670	20,361	—	679,444
Real estate construction and land loans	95,530	—	1,781	—	97,311
Installment/consumer loans	23,976	103	757	—	24,836
Total loans	$3,584,290	$47,003	$41,303	$—	$3,672,596

Past Due and Non-accrual Loans

The following tables represents the aging of past due loans as of March 31, 2020 and December 31, 2019:

	March 31, 2020
			90+ Days	Non-accrual
	30-59	60-89	Past Due	Including 90	Total Past
	Days	Days	And	Days or More	Due and
(In thousands)	Past Due	Past Due	Accruing	Past Due	Non-accrual	Current	Total Loans
Commercial real estate:
Owner occupied	$586	$—	$—	$215	$801	$529,076	$529,877
Non-owner occupied	603	771	—	512	1,886	1,052,015	1,053,901
Multi-family	—	—	—	—	—	800,556	800,556
Residential real estate	6,067	80	343	2,433	8,923	476,569	485,492
Commercial, industrial and agricultural	1,727	1,618	—	1,312	4,657	754,026	758,683
Real estate construction and land loans	—	1,370	—	121	1,491	99,152	100,643
Installment/consumer loans	114	5	—	16	135	24,916	25,051
Total loans	$9,097	$3,844	$343	$4,609	$17,893	$3,736,310	$3,754,203

During the three months ended March 31, 2020, there was no interest earned on non-accrual loans and $15 thousand in accrued interest on non-accrual loans was reversed through interest income.

	December 31, 2019
			90+ Days	Non-accrual
	30-59	60-89	Past Due	Including 90	Total Past
	Days	Days	And	Days or More	Due and
(In thousands)	Past Due	Past Due	Accruing	Past Due	Non-accrual	Current	Total Loans
Commercial real estate:
Owner occupied	$917	$433	$—	$225	$1,575	$529,513	$531,088
Non-owner occupied	98	—	—	512	610	1,033,989	1,034,599
Multi-family	—	—	—	—	—	812,174	812,174
Residential real estate	3,053	747	343	2,743	6,886	486,258	493,144
Commercial, industrial and agricultural	273	721	—	736	1,730	677,714	679,444
Real estate construction and land loans	—	—	—	123	123	97,188	97,311
Installment/consumer loans	124	—	—	30	154	24,682	24,836
Total loans	$4,465	$1,901	$343	$4,369	$11,078	$3,661,518	$3,672,596

There was no other real estate owned at March 31, 2020 and December 31, 2019.

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

The following table presents loans modified as TDRs during the periods indicated:

Modifications During the Three Months Ended March 31,
	2020			2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate:
Owner occupied	—	$—	$—	—	$—	$—
Non-owner occupied	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Commercial, industrial and agricultural	1	1,037	1,037	3	3,209	3,209
Installment/consumer loans	—	—	—	—	—	—
Total	1	$1,037	$1,037	3	$3,209	$3,209

During the three months ended March  31, 2020,  there were no charge-offs relating to TDRs and there were no loans modified as TDRs for which there was a payment default within twelve months following the modification. During the three months ended March 31, 2019, there was one charge-off totaling $6 thousand relating to TDRs and there was one loan modified as a TDR for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of March 31, 2020 and December 31, 2019, the Company had $635 thousand and $405 thousand, respectively, of non-accrual TDRs and $26.9 million and $26.3 million, respectively, of performing TDRs. At March 31, 2020 and December 31, 2019, non-accrual TDRs were unsecured. The Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the three months ended March 31, 2020 that did not meet the definition of a TDR. These loans have a total recorded investment at March 31, 2020 of $26.8 million. These loans were to borrowers who were not experiencing financial difficulties.

In connection with the COVID-19 relief provided by the CARES Act, the Company is supporting its customers who may experience financial difficulty due to COVID-19 through loan moratoriums and forbearance programs. The Company began offering 90-day payment modifications on a case-by-case basis to those customers whose income was adversely impacted by COVID-19. The loan modifications in this program primarily consist of three-month deferrals of interest and principal payments, which subsequent to March 31, 2020, resulted in loan modifications to approximately 10% of the loan portfolio. These deferrals are not considered TDRs based on interagency guidance issued in March 2020.

Collateral Dependent Loans

At March 31, 2020, the Company had collateral dependent commercial, industrial and agricultural loans which were individually evaluated to determine expected credit losses.  These loans totaled $7.3 million and had a related allowance for credit losses totaling $4.4 million at March 31, 2020.  The loans were secured by inventory and other assets.

Impaired Loans (prior to the adoption of the CECL Standard)

At December 31, 2019 the Company had individually impaired loans as defined by FASB ASC 310, “Receivables” of $27.0 million. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified non-accrual loans and TDRs. At December 31, 2019, impaired loans also included $1.1 million in other impaired performing loans which were related to borrowers with other performing TDRs. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310‑10‑35‑22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

The following table sets forth the recorded investment, unpaid principal balance and related allowance for individually impaired loans at December 31, 2019. The table also sets forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the period ended March 31, 2019:

				Three Months Ended
	December 31, 2019			March 31, 2019
		Unpaid	Related	Average	Interest
	Recorded	Principal	Allocated	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,379	$3,401	$—	$483	$—
Non-owner occupied	2,296	2,296	—	2,786	25
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	294	300	—	—	—
Commercial, industrial and agricultural:
Secured	494	494	—	1,482	16
Unsecured	8,863	8,863	—	5,617	85
Total with no related allowance recorded	15,326	15,354	—	10,368	126

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial, industrial and agricultural:
Secured	9,612	9,612	3,435	3,942	36
Unsecured	2,045	2,051	1,241	—	—
Total with an allowance recorded	11,657	11,663	4,676	3,942	36

Total:
Commercial real estate:
Owner occupied	3,379	3,401	—	483	—
Non-owner occupied	2,296	2,296	—	2,786	25
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	294	300	—	—	—
Commercial, industrial and agricultural:
Secured	10,106	10,106	3,435	5,424	52
Unsecured	10,908	10,914	1,241	5,617	85
Total	$26,983	$27,017	$4,676	$14,310	$162

The following tables represent the changes in the allowance for credit losses for the three months ended March  31, 2020 and 2019.

	Three Months Ended March 31, 2020
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance, prior to adoption of CECL	$12,150	$4,829	$1,882	$12,583	$1,066	$276	$32,786
Impact of adopting CECL	(7,712)	(3,589)	2,182	8,699	1,274	771	1,625
Charge-offs	(1)	—	—	(215)	—	—	(216)
Recoveries	—	—	1	19	—	—	20
Provision (credit) for credit losses	531	83	(40)	3,459	842	125	5,000
Ending balance	$4,968	$1,323	$4,025	$24,545	$3,182	$1,172	$39,215

	Three Months Ended March 31, 2019
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$10,792	$2,566	$3,935	$12,722	$1,297	$106	$31,418
Charge-offs	—	—	—	(242)	—	(4)	(246)
Recoveries	—	—	1	11	—	—	12
Provision (credit) for credit losses	307	(9)	(562)	582	229	53	600
Ending balance	$11,099	$2,557	$3,374	$13,073	$1,526	$155	$31,784

The increase in the first-quarter ACL in 2020 is primarily related to the reasonable and supportable forecast component of the newly adopted CECL Standard.  Management believes, based on all of the evidence gathered to date, that COVID-19 will continue to have a meaningful negative impact on economic conditions in 2020, but will be shorter-term in nature, and expects to see an economic recovery begin in 2021 during the second year of the Company’s CECL forecast time horizon.

The following table represents the balance in the allowance for loan losses and the recorded investment in loans, as defined under FASB ASC 310-10 (prior to adoption of the CECL Standard), and based on impairment method as of December 31, 2019.

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

7. PENSION AND POSTRETIREMENT PLANS

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

There were no contributions to the Pension Plan during the three months ended March 31, 2020 and 2019, respectively. There were no  contributions to the SERP during the three months ended March  31, 2020 and 2019, respectively. In accordance with the SERP, a retired executive received a distribution totaling $28 thousand during each of the three months ended March  31, 2020 and 2019, respectively.

The Company's funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table presents the components of net periodic benefit (credit) cost:

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
(In thousands)	2020	2019	2020	2019
Components of net periodic benefit (credit) cost and other amounts recognized in other comprehensive income:
Service cost	$265	$273	$93	$65
Interest cost	193	225	37	37
Expected return on plan assets	(713)	(608)	—	—
Amortization of net loss	100	130	57	18
Amortization of prior service credit	(19)	(19)	—	—
Net periodic benefit (credit) cost	$(174)	$1	$187	$120

8.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $1.2 million at March  31, 2020 and $1.0 million at December 31, 2019. The repurchase agreements were collateralized by investment securities, of which 17% were U.S. GSE residential collateralized mortgage obligations and 83% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.1 million at March  31, 2020 and 17% were U.S. GSE residential collateralized mortgage obligations and 83% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.1 million at December 31, 2019.

Securities sold under agreements to repurchase are financing arrangements with $1.2 million maturing during the second quarter of 2020. At maturity, the securities underlying the agreements are returned to the Company. The primary risk associated with these secured borrowings is the requirement to pledge a market value-based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Company's policies, eligible counterparties are defined and monitored to minimize exposure.

9. FEDERAL HOME LOAN BANK ADVANCES

The following tables present the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years. There are no FHLB advances with contractual maturities after 2020.

	March 31, 2020
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2020	290,000	0.81
Total FHLB advances	$290,000	0.81%

	December 31, 2019
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$195,000	1.81%

2020	240,000	1.84
Total FHLB advances	$435,000	1.82%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.4 billion of residential and commercial mortgage loans under a blanket lien arrangement at March  31, 2020 and December 31, 2019. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.5 billion at March  31, 2020.

10. SUBORDINATED DEBENTURES

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. $40.0 million of the subordinated debentures are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the subordinated debentures are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points. The subordinated debentures totaled $79.0 million at March 31, 2020 and $78.9 million at December 31, 2019.

The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

11. DERIVATIVES

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

Interest rate swaps with notional amounts totaling $305.0 million and $290.0 million at March  31, 2020 and December 31, 2019, respectively, were designated as cash flow hedges of certain FHLB advances. The swaps were determined to be fully effective during the periods presented. The aggregate fair value of the swaps is recorded in other assets or other liabilities, with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at March  31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020		December 31, 2019
Notional amounts	$305,000		$290,000
Weighted average pay rates	1.84%		1.84%
Weighted average receive rates	1.38%		1.94%
Weighted average maturity	4.10	years	2.91	years

Interest income recorded on these swap transactions totaled $110 thousand and $556 thousand for the three months ended March  31, 2020 and 2019, respectively, which is reported as a component of interest expense on FHLB advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company's variable-rate assets/liabilities. During the three months ended March  31, 2020, the Company had $110 thousand of reclassifications as a reduction to interest expense. During the next twelve months, the Company estimates that an additional $3.0  million will be reclassified as an increase to interest expense.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the three months ended March  31, 2020 and 2019:

			Amount of gain (loss)	Amount of gain
			reclassified from	reclassified from
	Amount of (loss) gain	Amount of (loss) gain	Accumulated OCI	Accumulated OCI
(In thousands)	recognized in OCI	recognized in OCI	into income	into income
Interest rate contracts	included component	excluded component	included component	excluded component
Three months ended March 31, 2020	$(9,510)	$—	$110	$—
Three months ended March 31, 2019	$(1,597)	$—	$556	$—

The following table reflects the cash flow hedges included in the consolidated balance sheets at the dates indicated:

	March 31, 2020			December 31, 2019
		Fair	Fair		Fair	Fair
(In thousands)	Notional	Value	Value	Notional	Value	Value
Included in other assets/(liabilities):	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate swaps related to FHLB advances	$240,000	$—	$(10,603)	$240,000	$1,233	$(978)
Forward starting interest rate swaps related to FHLB advances	65,000	—	(360)	50,000	—	(1,427)

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

Interest rate swaps with notional amounts totaled $918.8 million at March 31, 2020. Of the $918.8 million notional amounts, $459.4 million were from loan customers and $459.4 million were from bank counterparties. Interest rate swaps with notional amounts totaled $823.9 million at December 31, 2019. Of the $823.9 million notional amounts, $411.9 million were from loan customers and $411.9 million were from bank counterparties.

The following table presents summary information about the interest rate swaps at March  31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020		December 31, 2019
Notional amounts	$918,770		$823,894
Weighted average pay rates	3.36%		3.75%
Weighted average receive rates	3.36%		3.75%
Weighted average maturity	10.49	years	10.77	years
Fair value of combined interest rate swaps	$—		$—

Loan swap fees recorded on these swap transactions, which is reported as a component of non-interest income, totaled $1.2 million and $1.1 million for the three months ended March 31, 2020 and 2019.

Credit-Risk-Related Contingent Features

As of March  31, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $69.2 million, while there were no derivatives in a net asset position. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral its obligations to the Company under the agreements. However, if the termination value of derivatives is a net liability position, the Company is required to post collateral to the counterparty. At March 31, 2020, the Company posted collateral of $70.8 million to its counterparties under the agreements in a net liability position and received no collateral from its counterparties under the agreements in a net asset position. If the Company had breached any of these provisions at March  31, 2020, it could have been required to settle its obligations under the agreements at the termination value.

12. LEASES

The Company has operating leases for certain branch locations, corporate offices and equipment. Certain leases contain rent escalation clauses, which are reflected in the Company’s operating lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants.

The components of lease cost were as follows:

	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
Lease cost
Operating lease cost	$1,938	$1,663
Sublease income	(11)	(24)
Total lease cost	$1,927	$1,639

The Company reports lease cost in occupancy and equipment expense in the consolidated statements of income. The Company subleases a portion of its leased properties to commercial sublessees.  Sublease income is included in other operating income in the consolidated statements of income.

Supplemental cash flow and balance sheet information related to operating leases were as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,794	$1,669
Operating right-of-use assets obtained in exchange for lease liabilities	$—	$—

	March 31, 2020		December 31, 2019
Weighted-average remaining lease term-operating leases	7.9	years	7.8	years
Weighted-average discount rate-operating leases (1)	3.20%		3.20%
1)	The Company computes the present value of operating lease liabilities using its incremental borrowing rate as the discount rate.

Certain leases contain renewal options which are not reflected in the tables below.  The exercise of renewal options, which extend the lease term from five to ten years, is at the Company’s discretion.

The maturities of operating lease liabilities were as follows:

(In thousands)	March 31, 2020	December 31, 2019
2020	$5,170	$7,011
2021	6,878	6,974
2022	6,753	6,802
2023	5,853	5,853
2024	5,594	5,595
Thereafter	20,577	20,324
Total operating lease payments	$50,825	$52,559
Less: Interest	(6,254)	(6,582)
Present value of operating lease liabilities	$44,571	$45,977

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the components of other comprehensive income (loss) and related income tax effects:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2020	2019
Unrealized holding gains on available for sale securities	$5,813	$5,531
Reclassification adjustments for losses realized in income	15	—
Income tax effect	(1,704)	(1,613)
Net change in unrealized gains on available for sale securities	4,124	3,918

Reclassification adjustments for amortization realized in income	138	128
Income tax effect	(40)	(38)
Net change in post-retirement obligation	98	90

Change in fair value of derivatives used for cash flow hedges	(9,510)	(1,597)
Reclassification adjustments for gains realized in income	(110)	(556)
Income tax effect	2,813	628
Net change in unrealized losses on cash flow hedges	(6,807)	(1,525)

Other comprehensive (loss) income	$(2,585)	$2,483

The following is a summary of the accumulated other comprehensive loss balances, net of income taxes, at the dates indicated:

		Other
	December 31,	Comprehensive	March 31,
(In thousands)	2019	Income	2020
Unrealized (losses) gains on available for sale securities	$(829)	$4,124	$3,295
Unrealized (losses) gains on pension benefits	(6,775)	98	(6,677)
Unrealized losses on cash flow hedges	(737)	(6,807)	(7,544)
Accumulated other comprehensive loss, net of income taxes	$(8,341)	$(2,585)	$(10,926)

The following represents the reclassifications out of accumulated other comprehensive (loss) income for the three months ended March 31, 2020 and 2019:

	Three Months Ended		Affected Line Item
	March 31,	March 31,	in the Consolidated
(In thousands)	2020	2019	Statements of Income
Realized losses on sale of available for sale securities	$(15)	$—	Net securities gains (losses)
Amortization of defined benefit pension plan and defined benefit plan component of the SERP:
Prior service credit	19	19	Other operating expenses
Actuarial losses	(157)	(148)	Other operating expenses
Realized gains on cash flow hedges	110	556	Interest expense
Total reclassifications, before income tax	$(43)	$427
Income tax expense (benefit)	13	(125)	Income tax expense
Total reclassifications, net of income tax	$(30)	$302

14. RECENT ACCOUNTING PRONOUNCEMENTS

Standards Effective in 2020

ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326)

Effective for periods after December 31, 2019, the Company adopted the CECL Standard.  Refer to Note 1. “Basis of Presentation” for further details of the recent accounting pronouncement and its effect on the Company’s consolidated financial statements.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; our ability to successfully integrate acquired entities; changes in the quality and composition of our loan and investment portfolios; changes in management's business strategies; changes in accounting principles, policies or guidelines; changes in real estate values; expanded regulatory requirements, which could adversely affect operating results; and the “Risk Factors” discussed in the our Annual Report on Form 10‑K for the year ended December 31, 2019 as updated by our Quarterly Reports on Form 10-Q. In addition, the novel coronavirus (“COVID-19”) pandemic is having an adverse impact on us,  our customers and the communities we serve. The adverse effect of the COVID-19 pandemic on us,  our customers and the communities where we operate may adversely affect our business, results of operations and financial condition for an indefinite period of time. The forward-looking statements are made as of the date of this report, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Our Principal Products and Services and Locations of Operations

The Bank was established in 1910 and is headquartered in Bridgehampton, New York. We operate 39 branch locations in the primary market areas of Suffolk and Nassau Counties on Long Island and the New York City boroughs, including 35 in Suffolk and Nassau Counties, two in Queens and two in Manhattan. For over a century, we have maintained our focus on building customer relationships in our market area. Our mission is to grow through the provision of exceptional service to our customers, our employees, and the community. We strive to achieve excellence in financial performance and build long-term shareholder value. We engage in full service commercial and consumer banking business, including accepting time, savings and demand deposits from the consumers, businesses and local municipalities in our market area. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family mortgage loans; (3) residential mortgage loans; (4) secured and unsecured commercial and consumer loans; (5) home equity loans; (6) construction and land loans; (7) Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“Fannie Mae”), Government National Mortgage Association (“Ginnie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) New York State and local municipal obligations; (9) U.S. government-sponsored enterprise (“U.S. GSE”) securities; and (10) corporate bonds. We also offer the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, providing multi-millions of dollars of Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits to our customers. In addition, we offer merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, and individual retirement accounts as well as investment services through Bridge Financial Services LLC, which offers a full range of investment products and services through a third-party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. Our customer base is comprised principally of small businesses, municipal relationships and consumer relationships.

COVID-19 Operational Update

In December 2019, a novel coronavirus was reported in China, and, in March 2020, the World Health Organization declared COVID-19 a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States, as many state and local governments, including New York, have ordered non-essential businesses to close and residents to shelter in place at home.

In response to the COVID-19 outbreak, we implemented our contingency plans to ensure the health and safety of our employees and customers. We modified access to our workplace to promote stay-at-home and social distancing mandates. Approximately 300 of our non-branch employees are working remotely. Our branch network continues to operate well, with drive-up, appointment banking, and reduced hours. Our branch employees receive 100% weekly pay, regardless of the number of hours worked. All front-line employees received special payments for work performed during the COVID-19 outbreak. In addition, we provided additional paid time off for employees required to quarantine. We enhanced facility cleaning protocols and took additional safety measures at all of our locations.

Paycheck Protection Program

We are an active participant in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) for small business customers.  As of April 30, 2020, we had received over 3,500 loan applications and registered $926 million in total funding requests with the SBA. The top five industries were construction, professional, manufacturing, accommodation/food, and administrative. The mean and median PPP loan amounts were $83 thousand and $248 thousand, respectively.

PPP loans have a  two-year term and a 1% interest rate. The SBA pays us fees ranging from 1% to 5% per loan depending on the loan principal amount. Fee income from processing PPP loans is amortized as a yield adjustment over the life of the loan. PPP loans are fully guaranteed by the SBA.

Prior to the commencement of the PPP program, we funded 79 loans totaling $4.2 million with an average loan size of $53 thousand. These streamlined loans were our initial response to the COVID-19 pandemic to quickly provide customers with small loans to bridge short term cash flow. We terminated this program and focused our efforts on developing a process to accept PPP loans when the PPP program commenced on April 3, 2020.

COVID-19 Loan Moratoriums and Forbearance Programs

We are supporting our customers who may experience financial difficulty due to COVID-19 through loan moratoriums and forbearance programs. We began offering 90-day payment modifications on a case-by-case basis to those customers whose income was adversely impacted by COVID-19. The loan modifications in this program primarily consist of three-month deferrals of interest and principal payments. As of April 30, 2020, we have approved 275 loan moratoriums totaling $371.6 million, or 9.9% of total loan balances.

	Number of	Carrying	Percentage of
(Dollars in millions)	Loans	Amount	Loans category
Commercial real estate mortgage loans	82	$219.7	13.0%
Multi-family mortgage loans	16	76.4	9.6
Commercial and industrial loans	110	37.7	5.0
Residential real estate mortgage loans/Consumer loans	67	37.8	7.4
Total	275	$371.6	9.9

The industries we identified as most significantly impacted by the COVID-19 pandemic based on the potential risk to cash flows are hotels, restaurants, passenger transportation, leisure, museums and catering.

Community Support

We continue to support our communities during the COVID-19 pandemic by providing $260 thousand in grants to non-profit partners working on the COVID-19 relief effort in our footprint. These grants are focused on organizations working to address meeting the basic needs of the vulnerable populations, providing emergency food, and health services. We have partnered with local governments to help coordinate emergency relief.  The PPP loans we funded also benefitted hundreds of non-profit partners. A portion of the fees generated by the PPP will be set aside to increase funding for local organizations.

Quarterly Highlights

•	Net income for the 2020 first quarter of $9.3 million, or $0.47 per diluted share, compared to $12.9 million, or $0.65 per diluted share for the 2019 first quarter.
•	Net interest income increased to $36.7 million for the first quarter of 2020 compared to $34.3 million in 2019.
•	Tax-equivalent net interest margin was 3.26% for the first quarter of 2020 compared to 3.29% for the 2019 period.
•	Total assets of $5.1 billion at March 31, 2020, increased $139.4 million compared to December 31, 2019 and increased $385.7 million compared to March 31, 2019.
•	Total loans held for investment at March 31, 2020 totaled $3.8 billion, an increase of $81.8 million, or 2.2%, from December 31, 2019 and an increase of $371.0 million, or 10.9%, over March 31, 2019.
•	Total deposits of $4.1 billion at March 31, 2020, increased $241.1 million from December 31, 2019 and increased $330.3 million compared to March 31, 2019.
•

We adopted the current expected credit loss model (“CECL” or the “CECL Standard”) on January 1, 2020, which resulted in a charge to retained earnings and reduction to stockholders’ equity of $1.5 million.

•	Provision for credit losses of $5.0 million included approximately $4.0 million related to our initial estimate of the economic impact of the COVID-19 pandemic.
•	Allowance for credit losses to total loans was 1.04% at March 31, 2020 compared to 0.89% at December 31, 2019.
•	A cash dividend of $0.24 per share was declared in April 2020 for the first quarter.

Challenges and Opportunities

The COVID-19 pandemic has caused us to modify our business practices, including employee travel and employee work locations, as many employees are working remotely. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers, such as waiving late payment and other fees. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the challenges our business will face and the full impact of the COVID-19 outbreak on our business.

We continue to face challenges associated with ever-increasing banking regulations and the current low interest rate environment. A prolonged inverted or flat yield curve presents a challenge to a bank, like us, that derives most of its revenue from net interest margin. A sustained decrease in market interest rates could adversely affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates. In addition, the majority of our loans are at variable interest rates, which would adjust to lower rates. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark federal funds rate to a target range of 0% to 0.25% during the 2020 first quarter. We took this opportunity to lower our funding costs and stabilize our net interest margin.

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

Critical Accounting Policies

Allowance for Credit Losses

On January 1, 2020, we adopted the CECL Standard, which requires that loans held for investment be accounted for under the current expected credit losses model. Although the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) provided the option to delay the adoption of the current expected credit loss model until the earlier of December 31, 2020 or the termination of the current national emergency declaration related to the COVID-19 outbreak, we implemented the CECL Standard in the first quarter of 2020 as previously planned. The allowance for credit losses is established and maintained through a provision for credit losses based on expected losses inherent in our loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. Management monitors its entire loan portfolio regularly, with consideration given to detailed analysis of classified loans, repayment patterns, past loss experience, various types of concentrations of credit, current economic conditions, and reasonable and supportable forecasts. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged against the allowance.

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of our loan portfolio segments. These segments are further disaggregated into loan risk ratings, the level at which credit risk is monitored. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on expected loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and provision for credit losses in those future periods.

Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in our process for estimation of expected credit losses.  The allowance level is influenced by loan volumes, loan risk rating migration, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: (1) an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans; and (2) a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics.

Loans that do not share similar credit risk characteristics

For a loan that does not share risk characteristics with other loans, expected credit loss is measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, we recognize expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs), except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated costs to sell the loan if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.

The fair value of real estate collateral is determined based on recent appraised values. Appraisals are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by us. All appraisals undergo a second review process to ensure that the methodology employed and the values derived are reasonable. Generally, collateral values for real estate loans for which measurement of expected losses is dependent on collateral values are updated every twelve months. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the borrower and its business. Once the expected credit loss amount is determined, an allowance is provided for equal to the calculated expected credit loss and included in the allowance for credit losses. Pursuant to our policy, credit losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectable.

Loans that share similar credit risk characteristics

In estimating the component of the allowance for credit losses for loans that share similar risk characteristics with other loans, such loans are segmented into loan types. Loans are designated into loan pools with similar risk characteristics based on product type in conjunction with other homogeneous characteristics.  Loan types include commercial real estate mortgages, owner and non-owner occupied; multi-family mortgage loans; residential real estate mortgages and home equity loans; commercial, industrial and agricultural loans, real estate construction and land loans; and consumer loans.

In determining the allowance for credit losses, we derive an estimated credit loss assumption from a model that categorizes loan pools based on loan type and further segmented by risk rating. This model is known as Probability of Default/Loss Given Default, utilizing a Transition Matrix approach. This model calculates an expected loss percentage for each loan pool by considering the probability of default, based upon the historical transition or migration of loans from performing (various pass ratings) to criticized, and classified risk ratings to default by risk rating buckets using life-of-loan analysis runout periods for all loan segments, and the historical severity of loss, based on the aggregate net lifetime losses (loss given default) per loan pool. The default trigger, which is defined as the earlier of ninety days past-due or non-accrual status, and severity factors used to calculate the allowance for credit losses for loans in pools that share similar risk characteristics with other loans, are adjusted for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio.  These factors include: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified or graded loans and the volume of non-accrual loans; (6) the quality of our loan review system; (7) the value of underlying collateral for collateralized loans; (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Such factors are used to adjust the historical probabilities of default and severity of loss for current conditions that are not reflective of the model results. In addition, the economic factor includes management expectation of future conditions based on a reasonable and supportable forecast of the economy. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made (currently two years), the Bank immediately reverts back to the historical rates of default and severity of loss. Management believes that this transition approach to the Probability of Default/Loss Given Default is a relevant calculation of expected credit losses as there is sufficient volume as well as movement in the risk ratings due to the initial grading system as well as timely updates to risk ratings when necessary. Credit risk ratings are based on management’s evaluation of a credit’s cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management.

Finally, management evaluates and considers the allowance ratios and coverage percentages of both peer group and regulatory agency data. These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for credit losses may not be sufficient to cover expected losses inherent in the loan portfolio, resulting in additions to the allowance for credit losses.

The Credit Risk Management Committee (“CRMC”) is comprised of management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the CRMC, based on its risk assessment of the entire portfolio. Each quarter, members of the CRMC meet with the Credit Risk Committee of our Board of Directors to review credit risk trends and the adequacy of the allowance for credit losses. Based on the CRMC’s review of the classified loans, delinquency and charge-off trends, current economic conditions, reasonable and supportable forecasts, and the overall allowance levels as they relate to the entire loan portfolio at March 31, 2020 and December 31, 2019, we believe the allowance for credit losses has been established at levels sufficient to cover the expected losses inherent in our loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for credit losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding the allowance for credit losses, see Note 6 of the Notes to the Consolidated Financial Statements.

Net Income

Net income for the three months ended March 31, 2020 was $9.3 million and $0.47 per diluted share as compared to $12.9 million and $0.65 per diluted share for the same period in 2019.  Changes in net income for the three months ended March 31, 2020 compared to March 31, 2019 include: (i) a $2.3 million, or 6.8%, increase in net interest income; (ii) a $4.4 million, or 733.3%, increase in the provision for credit losses; (iii) a $2.2 million, or 9.9%, increase in non-interest expense; and (iv) a $0.7 million, or 21.6%, decrease in income tax expense.

Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables present certain information relating to our average consolidated balance sheets and our consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities for those periods on a tax-equivalent basis based on the U.S. federal statutory tax rate. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include non-accrual loans. The yields and costs include fees and costs, which are considered adjustments to yields. Interest on non-accrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, “Investments - Debt and Equity Securities.”

	Three Months Ended March 31,
	2020			2019
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans, net (1)(2)	$3,677,017	$39,810	4.35%	$3,275,828	$37,659	4.66%
Mortgage-backed securities, CMOs and other asset-backed securities	530,742	3,040	2.30	688,398	4,789	2.82
Taxable securities	205,565	1,328	2.60	153,515	1,264	3.34
Tax-exempt securities (2)	27,587	260	3.79	43,921	389	3.59
Deposits with banks	91,884	267	1.17	91,682	544	2.41
Total interest-earning assets (2)	4,532,795	44,705	3.97	4,253,344	44,645	4.26
Non-interest-earning assets:
Cash and due from banks	87,694			79,608
Other assets	358,564			312,675
Total assets	$4,979,053			$4,645,627

Interest-bearing liabilities:
Savings, NOW and money market deposits	$2,220,625	$4,255	0.77%	$2,120,067	$6,369	1.22%
Certificates of deposit of $100,000 or more	214,500	1,036	1.94	204,476	983	1.95
Other time deposits	93,927	415	1.78	119,290	562	1.91
Federal funds purchased and repurchase agreements	29,575	78	1.06	7,691	45	2.37
FHLB advances	253,374	1,033	1.64	243,290	1,098	1.83
Subordinated debentures	78,932	1,135	5.78	78,793	1,135	5.84
Total interest-bearing liabilities	2,890,933	7,952	1.11	2,773,607	10,192	1.49
Non-interest-bearing liabilities:
Demand deposits	1,473,962			1,333,498
Other liabilities	112,582			79,083
Total liabilities	4,477,477			4,186,188
Stockholders' equity	501,576			459,439
Total liabilities and stockholders' equity	$4,979,053			$4,645,627

Net interest income/net interest rate spread (2) (3)		36,753	2.86%		34,453	2.77%
Net interest-earning assets	$1,641,862			$1,479,737
Net interest margin (2) (4)			3.26%			3.29%
Tax-equivalent adjustment		(103)	(0.01)		(130)	(0.02)
Net interest income		$36,650			$34,323
Net interest margin (4)			3.25%			3.27%

Ratio of interest-earning assets to interest-bearing liabilities			156.79%			153.35%

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for credit losses, and include loans held for sale.
(2)	Presented on a tax-equivalent basis based on the U.S. federal statutory tax rate of 21%.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31,
	2020 Over 2019
	Changes Due To
			Net
(In thousands)	Volume	Rate	Change
Interest income on interest-earning assets:
Loans, net (1) (2)	$14,555	$(12,404)	$2,151
Mortgage-backed securities, CMOs and other asset-backed securities	(969)	(780)	(1,749)
Taxable securities	1,413	(1,349)	64
Tax-exempt securities (2)	(265)	136	(129)
Deposits with banks	9	(286)	(277)
Total interest income on interest-earning assets (2)	14,743	(14,683)	60

Interest expense on interest-bearing liabilities:
Savings, NOW and money market deposits	1,933	(4,047)	(2,114)
Certificates of deposit of $100,000 or more	85	(32)	53
Other time deposits	(111)	(36)	(147)
Federal funds purchased and repurchase agreements	196	(163)	33
FHLB advances	245	(310)	(65)
Subordinated debentures	14	(14)	—
Total interest expense on interest-bearing liabilities	2,362	(4,602)	(2,240)
Net interest income (2)	$12,381	$(10,081)	$2,300

(1)	Amounts are net of deferred origination costs/(fees) and the allowance for credit losses, and include loans held for sale.
(2)	Presented on a tax-equivalent basis based on the U.S. federal statutory tax rate of 21%.

Analysis of Net Interest Income for the Three Months Ended March 31, 2020 and 2019

Net interest income was $36.7 million for the three months ended March 31, 2020 compared to $34.3 million for the three months ended March 31, 2019. Average net interest-earning assets increased $162.1 million to $1.6 billion for the three months ended March 31, 2020 compared to $1.5 billion for the three months ended March 31, 2019. The increase in average net interest-earning assets reflects organic growth in loans, partially offset by increases in average borrowings and average deposits, and a decrease in average investment securities. Tax-equivalent net interest margin decreased to 3.26% for the three months ended March 31, 2020 compared to 3.29% for the three months ended March 31, 2019. The decrease in tax-equivalent net interest margin for 2020 compared to 2019 reflects the lower average yield on investment securities and loans, partially offset by lower overall funding costs, due in part to federal funds rate decreases during the third and fourth quarter of 2019 and the first quarter of 2020. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark federal funds rate to a target range of 0% to 0.25% during the 2020 first quarter. We took this opportunity to lower our funding costs and stabilize our net interest margin.

Total interest income increased $0.1 million, or 0.2%, to $44.6 million for the three months ended March 31, 2020 from $44.5 million for the same period in 2019, as average interest-earning assets increased $279.5 million, or 6.6%, to $4.5 billion for the three months ended March 31, 2020 compared to $4.3 billion for the same period in 2019. The increase in average interest-earning assets for the three months ended March 31, 2020 compared to 2019 reflects organic growth in loans, partially offset by a decrease in average investment securities. The tax-equivalent average yield on interest-earning assets was 3.97% for the quarter ended March 31, 2020 compared to 4.26% for the quarter ended March 31, 2019.

Interest income on loans increased $2.2 million to $39.8 million for the three months ended March 31, 2020 over 2019, primarily due to growth in the loan portfolio, partially offset by a decrease in yield on loans. For the three months ended March 31, 2020, average loans grew by $401.2 million, or 12.2%, to $3.7 billion as compared to $3.3 billion for the same period in 2019. The increase in average loans was the result of organic growth in multi-family mortgage loans,  commercial real estate mortgage loans, and commercial and industrial loans, partially offset by a decrease in real estate construction and land loans and residential mortgage loans. The tax-equivalent yield on average loans was 4.35% for the first quarter of 2020 and 4.66% for the same period in 2019. We remain committed to growing loans with prudent underwriting, sensible pricing, and limited credit and extension risk.

Interest income on investment securities decreased $1.8 million to $4.6 million for the three months ended March 31, 2020 compared to $6.4 million for the same period in 2019, primarily due to a decrease in the average balance of investment securities and a lower average yield on investment securities.  Interest income on securities included net amortization of premiums on securities of $0.7 million for the three months ended March 31, 2020 compared to $0.6 million for the same period in 2019. For the three months ended March 31, 2020, average total investment securities decreased by $121.9 million, or 13.8%, to $763.9 million as compared to $885.8 million for the same period in 2019. The tax-equivalent average yield on total investment securities was 2.44% for the three months ended March 31, 2020 and 2.95% for the three months ended March 31, 2019.

Total interest expense decreased to $8.0 million for the three months ended March 31, 2020 as compared to $10.2 million for the same period in 2019. The decrease in interest expense for the three months ended March 31, 2020 is a result of the decrease in the cost of average interest-bearing liabilities, partially offset by an increase in average deposits and average borrowings. The cost of average interest-bearing liabilities was 1.11% for the three months ended March 31, 2020 and 1.49% for the three months ended March 31, 2019. The decrease in the cost of average interest-bearing liabilities is primarily due to federal funds rate decreases during the third and fourth quarter of 2019 and the first quarter of 2020. Average total interest-bearing liabilities were $2.9 billion for the three months ended March 31, 2020 and $2.8 billion for the same period in 2019 due to increases in average deposits and average borrowings.

Average total deposits increased to $4.0 billion for the three months ended March 31, 2020, compared to $3.8 billion for the three months ended March 31, 2019 due to increases in average savings, NOW and money market accounts, and average demand deposits, partially offset by a decrease in average certificates of deposit. The average balance of savings, NOW and money market accounts increased $100.6 million, or 4.7%, to $2.2 billion for the three months ended March 31, 2020 compared to $2.1 billion for the three months ended March 31, 2019. The cost of average savings, NOW and money market deposits was 0.77% for the 2020 first quarter compared to 1.22% for the 2019 first quarter. Average demand deposits totaled $1.5 billion for the three months ended March 31, 2020 compared to $1.3 billion for the three months ended March 31, 2019. Average balances in certificates of deposit decreased $15.3 million, or 4.7%, to $308.4 million for the three months ended March 31, 2020 compared to $323.8 million for the three months ended March 31, 2019. The cost of average certificates of deposit decreased to 1.89% for the three months ended March 31, 2020 compared to 1.94% for the same period in 2019. Average public fund deposits comprised 19.1% of total average deposits during the 2020 first quarter and 16.3% for the 2019 first quarter.

Average federal funds purchased and repurchase agreements increased $21.9 million, to $29.6 million for the three months ended March 31, 2020 compared to $7.7 million for the same period in 2019. The cost of average federal funds purchased and repurchase agreements was 1.06% for the 2020 first quarter compared to 2.37% for the 2019 first quarter. Average FHLB advances increased $10.1 million, or 4.1%, to $253.4 million for the three months ended March 31, 2020 compared to $243.3 million for the three months ended March 31, 2019.

Provision and Allowance for Credit Losses

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

Based on our adoption of the CECL Standard on January 1, 2020, our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio and the net charge-offs, and current and forecasted economic conditions, a provision for credit losses of $5.0 million was recorded during the three months ended March 31, 2020, compared to a provision for credit losses of $0.6 million during the same period in 2019. The increase in the first-quarter 2020 allowance for credit losses is primarily related to the reasonable and supportable forecast component of the newly adopted CECL standard.  We believe, based on all of the evidence gathered to date, that COVID-19 will continue to have a meaningful negative impact on economic conditions in 2020 but will be shorter-term in nature and expect to see an economic recovery begin in 2021 during the second year of our CECL forecast time horizon. Net charge-offs were $0.2 million for the quarter ended March 31, 2020 and 2019. The ratio of the allowance for credit losses to non-accrual loans was 851%, 750% and 1,035%, at March 31, 2020, December 31, 2019, and March 31, 2019, respectively. The allowance for credit losses totaled $39.2 million at March 31, 2020 as compared to $32.8 million at December 31, 2019 and $31.8 million at March 31, 2019. The allowance as a percentage of total loans was 1.04% at March 31, 2020, compared to 0.89% at December 31, 2019 and 0.94% at March 31, 2019. We continue to carefully monitor the loan portfolio real estate trends in Nassau and Suffolk Counties and the New York City boroughs, and current and forecasted economic condition.

Loans totaling $84.5 million, or 2.3%, of total loans at March 31, 2020 were categorized as classified loans compared to $88.3 million, or 2.4%, at December 31, 2019 and $90.9 million, or 2.7%, at March 31, 2019. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans because we have information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly.

At March 31, 2020, $30.1 million of classified loans were commercial real estate (“CRE”) loans. Of the $30.1 million of CRE loans, $28.6 million were current and $1.5 million were past due. At March 31, 2020, $16.6 million of classified loans were residential real estate loans, with $13.4 million current and $3.2 million past due. Commercial, industrial, and agricultural loans represented $35.0 million of classified loans, with $33.3 million current and $1.7 million past due. Taxi medallion loans represented $9.6 million of the classified commercial, industrial and agricultural loans at March 31, 2020. All of our taxi medallion loans are collateralized by New York City medallions and have personal guarantees. All taxi medallion loans were current as of March 31, 2020. No new originations of taxi medallion loans are currently planned and we expect these balances to continue to decline through amortization and pay-offs.  At March 31, 2020, there was $1.5 million of classified real estate construction and land loans, which were past due; $0.9 million of classified consumer loans substantially all of which were current; and $0.4 million of classified multi-family loans which were current.

CRE loans, including multi-family loans, represented $2.4 billion, or 63.5%, of the total loan portfolio at March 31, 2020 compared to $2.4 billion, or 64.8%, at December 31, 2019 and $2.0 billion, or 59.9%, at March 31, 2019. Our underwriting standards for CRE loans require an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, our underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. We consider charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on CRE values when evaluating the appropriate level of the allowance for credit losses.

As of March 31, 2020, we had $7.3 million in collateral dependent loans individually evaluated for impairment, with a specific reserve of $4.4 million. As of December 31, 2019, we had individually impaired loans as defined by FASB ASC No. 310, “Receivables” (prior to adoption of the CECL Standard) of $27.0 million, with a specific reserve totaling $4.7 million. Impaired loans include individually classified non-accrual loans and troubled debt restructuring loans (“TDRs”).

At December 31, 2019, impaired loans also included $1.1 million in other impaired performing loans which were related to borrowers with other performing TDRs. Upon adoption of the CECL Standard on January 1, 2020, we re-evaluated our impaired loans to determine which loans should be evaluated on a collective (pooled) basis and which loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis and therefore should be individually evaluated. The majority of our impaired loans at December 31, 2019 were performing TDRs where there was no write-off of principal as a result of the restructure and interest was at a market rate.  We concluded the risks associated with these loans were consistent with the other pooled loans and therefore they were appropriately evaluated on a collective (pooled) basis under the CECL Standard.

Non-accrual loans were $4.6 million, or 0.12%, of total loans at March 31, 2020, and $4.4 million, or 0.12%, of total loans at December 31, 2019. TDRs represent $635 thousand of the non-accrual loans at March 31, 2020 and $405 thousand of the non-accrual loans at December 31, 2019.

There was no other real estate owned at March 31, 2020 and December 31, 2019.

The following table presents changes in the allowance for credit losses:

	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
Beginning balance	$32,786	$31,418
Impact of adopting CECL	1,625	—
Charge-offs:
Commercial real estate mortgage loans	(1)	—
Residential real estate mortgage loans	—	—
Commercial, industrial and agricultural loans	(215)	(242)
Installment/consumer loans	—	(4)
Total	(216)	(246)
Recoveries:
Commercial real estate mortgage loans	—	—
Residential real estate mortgage loans	1	1
Commercial, industrial and agricultural loans	19	11
Installment/consumer loans	—	—
Total	20	12
Net charge-offs	(196)	(234)
Provision for credit losses charged to operations	5,000	600
Ending balance	$39,215	$31,784

Allocation of Allowance for Credit Losses

The following table presents the allocation of the total allowance for credit losses by loan classification:

	March 31, 2020		December 31, 2019
		Percentage of Loans		Percentage of Loans
(Dollars in thousands)	Amount	to Total Loans	Amount	to Total Loans
Commercial real estate mortgage loans	$4,968	42.2%	$12,150	42.7%
Multi-family mortgage loans	1,323	21.3	4,829	22.1
Residential real estate mortgage loans	4,025	12.9	1,882	13.4
Commercial, industrial and agricultural loans	24,545	20.2	12,583	18.5
Real estate construction and land loans	3,182	2.7	1,066	2.6
Installment/consumer loans	1,172	0.7	276	0.7
Total	$39,215	100.0%	$32,786	100.0%

Non-Interest Income

Total non-interest income during the three months ended March 31, 2020 and 2019 was $5.2 million. The change in non-interest income is attributable to a $0.2 million increase in gain on sales of SBA loans and a $0.1 million increase in loan swap fees, partially offset by a $0.3 million decrease in other operating income.

Loan swap fees recorded on interest rate swaps increased to $1.2 million for the three months ended March 31, 2020, compared to $1.1 million for the three months ended March 31, 2019. We increased the notional amount of interest rate swaps to $918.8 million at March 31, 2020, compared to $823.8 million at December 31, 2019. The loan swap program allows us to deliver fixed rate exposure to our customers while we retain a floating rate asset and generate fee income. These interest rate swap agreements do not qualify for hedge accounting treatment, and therefore changes in fair value are reported in non-interest income in the consolidated statement of income.

Non-Interest Expense

Total non-interest expense was $24.8 million during the three months ended March 31, 2020 compared to $22.6 million for the three months ended March 31, 2019. The increase was primarily due to higher salaries and benefits, and technology and communications, partially offset by lower FDIC assessments.

Salaries and benefits increased $2.3 million to $15.5 million for the three months ended March 31, 2020 compared to the same period in 2019. The rise in salaries and employee benefits reflects our objective to attract, retain, train and cultivate employees at all levels of the Company. In particular, we are focused on expanding and retaining our loan team as we continue to grow our loan portfolio.

Technology and communications increased $0.4 million to $2.2 million for the three months ended March 31, 2020 compared to the same period in the prior year. The rise in technology and communications expenses reflects higher software maintenance and system services expenses as we increased our investment in technology and expanded our use of automation in the 2020 period.

FDIC assessments decreased to $1 thousand for the three months ended March 31, 2020, compared to $0.2 million for the same period in 2019, primarily due to FDIC assessment credits totaling $0.3 million in the 2020 period.

Marketing and advertising decreased $0.2 million to $0.8 million for the three months ended March 31, 2020, compared to the same period in 2019. Professional services increased to $1.0 million in the first quarter of 2020 compared to $0.8 million in the first quarter of 2019. Other operating expenses decreased $0.2 million to $1.6 million for the three months ended March 31, 2020 compared to the same period in 2019.

Income Taxes

Income tax expense was $2.7 million for the three months ended March 31, 2020 compared to $3.4 million for the three months ended March 31, 2019, reflecting lower income before income taxes, partially offset by a higher effective tax rate in the 2020 period. The effective tax rate was 22.3% for the three months ended March 31, 2020 compared to 20.9% for the same period in 2019. We estimate we will record income tax at an effective tax rate of approximately 22.5% for the remainder of 2020.

Financial Condition

Total assets were $5.1 billion at March 31, 2020, $139.4 million, or 2.8%, higher than December 31, 2019. The rise in total assets in 2020 reflects increases in cash and cash equivalents, and loans held for investment, partially offset by a decrease in securities.

Cash and cash equivalents increased $117.0 million, or 99.8%, to $234.2 million at March 31, 2020 compared to December 31, 2019. Total securities decreased $100.9 million, or 12.5%, to $703.9 million at March 31, 2020 compared to December 31, 2019. Total loans held for investment, net, increased $75.4 million, or 2.1%, to $3.7 billion at March 31, 2020 compared to December 31, 2019. Our focus is on our ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality.

Total liabilities were $4.6 billion at March 31, 2020, $143.3 million higher than December 31, 2019. The increase in total liabilities in 2020 was mainly due to deposit growth, partially offset by a decrease in FHLB advances.

Total deposits increased $241.1 million, or 6.3%, to $4.1 billion at March 31, 2020, compared to December 31, 2019. The increase in total deposits in 2020 was largely attributable to higher Savings, NOW and money market deposits, partially offset by lower demand deposits. Savings, NOW and money market deposits increased $276.4 million, or 13.9%, to $2.3 billion at March 31, 2020 compared to December 31, 2019. Demand deposits decreased $37.4 million, or 2.5%, to $1.5 billion at March 31, 2020 compared to December 31, 2019. Certificates of deposit increased $2.1 million, or 0.7%, to $310.1 million at March 31, 2020 compared to December 31, 2019. FHLB advances decreased $145.0 million to $290.0 million at March 31, 2020 compared to December 31, 2019.

Total stockholders' equity decreased $3.9 million to $493.3 million at March 31, 2020 compared to $497.2 million at December 31, 2019. We adopted the CECL Standard on January 1, 2020, which resulted in a charge to retained earnings and reduction to stockholders’ equity of $1.5 million. The decrease in stockholders’ equity was largely attributable to $4.8 million in dividends, $4.6 million in purchases of treasury stock, and other comprehensive loss, net of deferred income taxes, of $2.6 million, partially offset by net income of $9.3 million. During the three months ended March 31, 2020, there were 179,620 shares purchased under the 2019 Stock Repurchase Program at a cost of $4.6 million.

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

The Holding Company’s principal sources of liquidity included cash and cash equivalents of $6.4 million as of March 31, 2020, and dividend capabilities from the Bank. Cash available for distribution of dividends to our shareholders is primarily derived from dividends paid by the Bank to the Company. For the three months ended March 31, 2020, the Bank paid $15.0 million in cash dividends to the Holding Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank's net income of that year combined with its retained net income of the preceding two years. As of March 31, 2020, the Bank had $54.0 million of retained net income available for dividends to the Holding Company. In the event the Holding Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Holding Company did not make any capital contributions to the Bank during the three months ended March 31, 2020.

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

The Bank's Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At March 31, 2020, the Bank had aggregate lines of credit of $373.0 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $353.0 million is available on an unsecured basis. As of March 31, 2020, the Bank had no overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of March 31, 2020, the Bank had no FHLB overnight borrowings outstanding and $290.0 million outstanding in FHLB term borrowings. As of December 31, 2019, the Bank had $195.0 million FHLB overnight borrowings outstanding and $240.0 million outstanding in FHLB term borrowings. The Bank had $1.2 million and $1.0 million at March 31, 2020 and December 31, 2019, respectively, of securities sold under agreements to repurchase outstanding with customers and no such agreements outstanding with brokers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of March 31, 2020, the Bank had $77.5 million outstanding in brokered certificates of deposit and $120.3 million outstanding in brokered money market accounts. As of December 31, 2019, the Bank had $77.3 million outstanding in brokered certificates of deposit and $85.1 million outstanding in brokered money market accounts.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital to risk-weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk-weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at March 31, 2020 and December 31, 2019.

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

As of March 31, 2020, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution's category.

In accordance with the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, will be eligible to opt into a community bank leverage ratio framework (“qualifying community banking organizations”). Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action statutes. The agencies reserved the authority to disallow the use of the community bank leverage ratio framework by a financial institution or holding company, based on the risk profile of the organization. The CARES Act and implementing rules temporarily reduced the community bank leverage ratio to 8%, to be gradually increased back to 9% by 2022. The CARES Act also provides that, during the same time period, if a qualifying community banking organization falls no more than 1% below the community bank leverage ratio, it will have a two-quarter grace period to satisfy the community bank leverage ratio.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at March 31, 2020 and December 31, 2019:

	March 31, 2020
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets:
Consolidated	$399,290	10.0%	$180,119	4.5%	$280,185	7.0%	n/a	n/a
Bank	471,664	11.8	180,106	4.5	280,165	7.0	$260,153	6.5%
Total capital to risk-weighted assets:
Consolidated	516,562	12.9	320,212	8.0	420,278	10.5	n/a	n/a
Bank	508,936	12.7	320,188	8.0	420,247	10.5	400,236	10.0
Tier 1 capital to risk-weighted assets:
Consolidated	399,290	10.0	240,159	6.0	340,225	8.5	n/a	n/a
Bank	471,664	11.8	240,141	6.0	340,200	8.5	320,188	8.0
Tier 1 capital to average assets:
Consolidated	399,290	8.2	195,100	4.0	n/a	n/a	n/a	n/a
Bank	471,664	9.7	195,116	4.0	n/a	n/a	243,895	5.0

	December 31, 2019
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets:
Consolidated	$397,800	10.2%	$176,121	4.5%	$273,967	7.0%	n/a	n/a
Bank	474,056	12.1	176,114	4.5	273,954	7.0	$254,386	6.5%
Total capital to risk-weighted assets:
Consolidated	510,862	13.1	313,105	8.0	410,950	10.5	n/a	n/a
Bank	507,118	13.0	313,091	8.0	410,932	10.5	391,363	10.0
Tier 1 capital to risk-weighted assets:
Consolidated	397,800	10.2	234,828	6.0	332,674	8.5	n/a	n/a
Bank	474,056	12.1	234,818	6.0	332,659	8.5	313,091	8.0
Tier 1 capital to average assets:
Consolidated	397,800	8.5	187,386	4.0	n/a	n/a	n/a	n/a
Bank	474,056	10.1	187,377	4.0	n/a	n/a	234,222	5.0

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

At March 31, 2020, $587.6 million, or 86.7%, of our available for sale and held to maturity securities had fixed interest rates. At March 31, 2020,  $3.0 billion, or 79.7%, of our loan portfolio had adjustable or floating interest rates. Changes in interest rates affect the value of our interest-earning assets and, in particular, our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest-earning assets, which could adversely affect our stockholders' equity and results of operations if sold. We are also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans we originate and the average life of loans and securities, which can impact the yields earned on our loans and securities. In periods of decreasing interest rates, the average life of loans and securities we hold may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans.

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

In addition to the above scenarios, we consider other non-parallel rate shifts that would also exert pressure on earnings. The current low interest rate environment presents the possibility for a flattening of the yield curve, which presents a challenge to a bank, like us, that derives most of its revenue from net interest margin. During the three months ended March 31, 2020, the yield on U.S. Treasury 5-year notes decreased 132 basis points from 1.69% to 0.37%, while the yield on 3-month Treasury bills decreased 144 basis points from 1.55% to 0.11%. While the 3-month/5-year Treasury spread increased from 14 basis points at December 31, 2019 to 26 basis points at March 31, 2020, the yield curve continues to be considerably flat compared to the 3-month/5-year Treasury spread of 81 basis points at December 31, 2017. A continued flat or inverted yield curve in 2020 may adversely affect net interest income as borrowers tend to refinance higher-rate fixed rate loans at lower rates and we may not be able to reinvest those prepayments in assets earning interest rates as high as the rates on those prepaid assets.

The following reflects our net interest income sensitivity analysis at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$3,643	2.48%	$11,543	7.87%
100	1,741	1.19	3,858	2.63
Static	—	—	—	—
(100)	187	0.13	(6,658)	(4.54)

	December 31, 2019
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$1,028	0.70%	$12,075	8.21%
100	520	0.35	6,787	4.62
Static	—	—	—	—
(100)	(574)	(0.39)	(3,586)	(2.44)

As noted in the table above, a 200-basis point increase in interest rates is projected to increase net interest income by 2.48% in year 1 and increase net interest income by 7.87% in year 2. Our balance sheet sensitivity to such a move in interest rates at March 31, 2020 increased as compared to December 31, 2019 (which was an increase of 0.70% in net interest income over a twelve-month period). This increase is the result of a higher portion of our loans repricing to market rates. We also continue to show the ability to hold the costs of interest-bearing deposits to below market rates.  Overall, our strategy is shifting to a focus on reducing our exposure to falling rates. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio decreased from 2.35 years at December 31, 2019 to 2.02 years at March 31, 2020.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. The Company adopted new internal controls and modified existing internal controls upon the adoption of the CECL Standard for its allowance for credit losses which are substantially similar in nature to the internal controls used prior to the adoption of the CECL Standard for its allowance for loan losses. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, the resolution of any such pending or threatened litigation is not expected to have a material adverse effect on the Company's consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10- K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission.  To the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the COVID-19 outbreak may have an adverse impact on our business and results of operations.

In December 2019, a novel coronavirus was reported in China, and, in March 2020, the World Health Organization declared COVID-19 a pandemic.  On March 12, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments, including New York, have ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.  Since the COVID-19 outbreak, more than 30 million people nationwide have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value.  In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows.  Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business.  The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we may be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue, for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•	our cyber security risks are increased as the result of an increase in the number of employees working remotely; and
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability. Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Stock Repurchases.

The following table presents information in connection with repurchases of our shares of common stock during the three months ended March 31, 2020:

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares That May
	Total Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
	Purchased (1)	Paid per Share	or Programs	Programs (2)
January 1, 2020 through January 31, 2020	163	$33.25	—	977,400
February 1, 2020 through February 29, 2020	89,750	30.95	59,620	917,780
March 1, 2020 through March 31, 2020	120,932	23.33	120,000	797,780
Total	210,845	26.58	179,620

(1)	Includes shares withheld by the Company to pay the taxes associated with the vesting of restricted stock awards.
(2)

The Board of Directors approved a stock repurchase plan in March 2006 that authorized the repurchase of 309,000 shares. In February 2019, the Company announced the adoption of a new stock repurchase plan for up to 1,000,000 shares, replacing the previous plan. There is no expiration date for the stock repurchase plan. 179,620 shares were purchased under the repurchase program during the three months ended March 31, 2020.

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
101

The following financial statements from Bridge Bancorp, Inc.'s Quarterly Report on Form 10‑Q for the Quarter Ended March 31, 2020, filed on May 8, 2020, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the Three Months Ended  March 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2020 and 2019, (iv) Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

BRIDGE BANCORP, INC.
Registrant

May 8, 2020	/s/ Kevin M. O'Connor
Kevin M. O'Connor
President and Chief Executive Officer

May 8, 2020	/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and Chief Financial Officer