Form 10-Q
period 2020-06-30
BRIDGE BANCORP, INC.
filed 2020-08-07
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-34096

BRIDGE BANCORP, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2200 MONTAUK HIGHWAY, BRIDGEHAMPTON, NEW YORK	11932
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 537-1000

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

There were 19,744,567 shares of common stock outstanding as of July 31, 2020.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Cash and due from banks	$67,633	$77,693
Interest-bearing deposits with banks	422,148	39,501
Total cash and cash equivalents	489,781	117,194

Securities available for sale, at fair value	537,746	638,291
Securities held to maturity (fair value of $115,745 and $135,027, respectively)	111,307	133,638
Total securities	649,053	771,929

Securities, restricted	28,987	32,879

Loans held for sale	10,000	12,643

Loans held for investment	4,620,828	3,680,285
Allowance for credit losses	(43,401)	(32,786)
Loans, net	4,577,427	3,647,499

Premises and equipment, net	34,495	34,062
Operating lease right-of-use assets	40,434	43,450
Accrued interest receivable	15,367	10,908
Goodwill	105,950	105,950
Other intangible assets	3,298	3,677
Prepaid pension	12,659	10,988
Bank owned life insurance	92,808	91,942
Other assets	90,405	38,399
Total assets	$6,150,664	$4,921,520

Liabilities
Demand deposits	$2,164,194	$1,518,958
Savings, NOW and money market deposits	2,618,226	1,987,712
Certificates of deposit of $100,000 or more	218,875	214,093
Other time deposits	79,124	93,884
Total deposits	5,080,419	3,814,647

Repurchase agreements	1,670	999
Federal Home Loan Bank ("FHLB") advances	340,000	435,000
Subordinated debentures, net	78,990	78,920
Operating lease liabilities	43,131	45,977
Other liabilities and accrued expenses	103,833	48,823
Total liabilities	5,648,043	4,424,366

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share (40,000,000 shares authorized; 19,924,094 and 19,898,022 shares issued, respectively; and 19,734,034 and 19,836,797 shares outstanding, respectively)	199	199
Surplus	356,510	356,436
Retained earnings	159,635	150,703
Treasury stock at cost, 190,060 and 61,225 shares, respectively	(4,961)	(1,843)
	511,383	505,495
Accumulated other comprehensive loss, net of income taxes	(8,762)	(8,341)
Total stockholders’ equity	502,621	497,154
Total liabilities and stockholders’ equity	$6,150,664	$4,921,520

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Loans (including fee income)	$41,991	$39,878	$81,754	$77,490
Mortgage-backed securities, CMOs and other asset-backed securities	2,570	4,443	5,610	9,232
U.S. GSE securities	27	166	364	358
State and municipal obligations	477	577	990	1,204
Corporate bonds	310	319	610	655
Deposits with banks	112	599	379	1,143
Other interest and dividend income	363	370	745	785
Total interest income	45,850	46,352	90,452	90,867

Interest expense:
Savings, NOW and money market deposits	2,285	6,997	6,540	13,366
Certificates of deposit of $100,000 or more	913	1,079	1,949	2,062
Other time deposits	361	288	776	850
Federal funds purchased and repurchase agreements	1	158	79	203
FHLB advances	723	1,178	1,756	2,276
Subordinated debentures	1,135	1,135	2,270	2,270
Total interest expense	5,418	10,835	13,370	21,027

Net interest income	40,432	35,517	77,082	69,840
Provision for credit losses	4,500	3,500	9,500	4,100
Net interest income after provision for credit losses	35,932	32,017	67,582	65,740

Non-interest income:
Service charges and other fees	1,889	2,556	4,389	4,984
Net securities gains (losses)	—	201	(15)	201
Change in fair value of loans held for sale	(2,643)	—	(2,643)	—
Title fees	385	335	714	641
Gain on sale of Small Business Administration ("SBA") loans	469	844	840	1,061
Bank owned life insurance	547	556	1,095	1,109
Loan swap fees	1,320	528	2,551	1,643
Other	285	479	538	1,078
Total non-interest income	2,252	5,499	7,469	10,717

Non-interest expense:
Salaries and employee benefits	13,919	13,659	29,468	26,939
Occupancy and equipment	3,520	3,560	7,019	7,091
Technology and communications	2,370	1,869	4,587	3,658
Marketing and advertising	968	1,424	1,791	2,447
Professional services	1,039	803	1,995	1,560
FDIC assessments	480	396	481	634
Amortization of other intangible assets	177	210	358	423
Other	1,926	2,083	3,543	3,851
Total non-interest expense	24,399	24,004	49,242	46,603

Income before income taxes	13,785	13,512	25,809	29,854
Income tax expense	3,129	2,859	5,805	6,274
Net income	$10,656	$10,653	$20,004	$23,580
Basic earnings per share	$0.54	$0.53	$1.01	$1.18
Diluted earnings per share	$0.54	$0.53	$1.00	$1.18

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$10,656	$10,653	$20,004	$23,580
Other comprehensive income (loss):
Change in unrealized net gains on securities available for sale, net of reclassifications and deferred income taxes	3,048	5,871	7,172	9,789
Adjustment to pension liability, net of reclassifications and deferred income taxes	97	91	195	181
Unrealized losses on cash flow hedges, net of reclassifications and deferred income taxes	(981)	(2,530)	(7,788)	(4,055)
Total other comprehensive income (loss)	2,164	3,432	(421)	5,915
Comprehensive income	$12,820	$14,085	$19,583	$29,495

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30, 2020
					Accumulated Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at March 31, 2020	$199	$355,014	$153,766	$(4,800)	$(10,926)	$493,253
Net income			10,656			10,656
Shares issued under the dividend reinvestment plan (10,989 shares)		247				247
Shares issued under the Employee Stock Purchase Plan (5,888 shares)		128				128
Stock awards granted and distributed		(43)		43		—
Stock awards forfeited (5,408 shares)		182		(182)		—
Repurchase of surrendered stock from vesting of stock plans (1,077 shares)				(22)		(22)
Share based compensation expense		982				982
Cash dividend declared, $0.24 per share			(4,787)			(4,787)
Other comprehensive income, net of deferred income taxes					2,164	2,164
Balance at June 30, 2020	$199	$356,510	$159,635	$(4,961)	$(8,762)	$502,621

	Three Months Ended June 30, 2019
					Accumulated Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at March 31, 2019	$199	$352,454	$125,765	$(786)	$(12,629)	$465,003
Net income			10,653			10,653
Shares issued under the dividend reinvestment plan (6,041 shares)		221				221
Purchase of treasury stock (11,400 shares)				(321)		(321)
Stock awards granted and distributed (3,700 shares)		(164)		164		—
Stock awards forfeited (12,317 shares)		342		(342)		—
Repurchase of surrendered stock from vesting of stock plans (1,734 shares)		(18)		(52)		(70)
Share based compensation expense		894				894
Cash dividend declared, $0.23 per share			(4,607)			(4,607)
Other comprehensive income, net of deferred income taxes					3,432	3,432
Balance at June 30, 2019	$199	$353,729	$131,811	$(1,337)	$(9,197)	$475,205

	Six Months Ended June 30, 2020
					Accumulated Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at January 1, 2020	$199	$356,436	$150,703	$(1,843)	$(8,341)	$497,154
Cumulative change in accounting principle (Note 1)			(1,473)			(1,473)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	199	356,436	149,230	(1,843)	(8,341)	495,681

Net income			20,004			20,004
Shares issued under the dividend reinvestment plan (17,264 shares)		487				487
Shares issued under the Employee Stock Purchase Plan (5,888 shares)		128				128
Purchase of treasury stock (179,620 shares)				(4,633)		(4,633)
Stock awards granted and distributed (90,657 shares)		(2,711)		2,711		—
Stock awards forfeited (5,993 shares)		202		(202)		—
Repurchase of surrendered stock from vesting of stock plans (32,302 shares)		(36)		(994)		(1,030)
Share based compensation expense		2,004				2,004
Cash dividend declared, $0.48 per share			(9,599)			(9,599)
Other comprehensive loss, net of deferred income taxes					(421)	(421)
Balance at June 30, 2020	$199	$356,510	$159,635	$(4,961)	$(8,762)	$502,621

	Six Months Ended June 30, 2019
					Accumulated Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at January 1, 2019	$198	$352,093	$117,432	$(781)	$(15,112)	$453,830
Net income			23,580			23,580
Shares issued under the dividend reinvestment plan (11,905 shares)		419				419
Purchase of treasury stock (11,400 shares)				(321)		(321)
Stock awards granted and distributed (79,974 shares)	1	(955)		954		—
Stock awards forfeited (12,317 shares)		342		(342)		—
Repurchase of surrendered stock from vesting of stock plans (25,866 shares)		(18)		(847)		(865)
Share based compensation expense		1,848				1,848
Cash dividend declared, $0.46 per share			(9,201)			(9,201)
Other comprehensive income, net of deferred income taxes					5,915	5,915
Balance at June 30, 2019	$199	$353,729	$131,811	$(1,337)	$(9,197)	$475,205

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$20,004	$23,580
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,500	4,100
Depreciation and amortization of premises and equipment	2,034	2,083
Net (accretion) and other amortization	(563)	(723)
Net amortization on securities	1,451	1,524
Increase in cash surrender value of bank owned life insurance	(1,095)	(1,109)
Amortization of other intangible assets	358	423
Share based compensation expense	2,004	1,848
Net securities losses (gains)	15	(201)
Change in fair value of loans held for sale	2,643	—
Increase in accrued interest receivable	(4,459)	(1,161)
SBA loans originated for sale	(11,864)	(14,564)
Proceeds from sale of the guaranteed portion of SBA loans	12,910	15,897
Gain on sale of the guaranteed portion of SBA loans	(840)	(1,061)
(Increase) decrease in other assets	(4,613)	2,424
Decrease in accrued expenses and other liabilities	(3,802)	(4,067)
Net cash provided by operating activities	23,683	28,993

Cash flows from investing activities:
Purchases of securities available for sale	(220,488)	(50,767)
Purchases of securities, restricted	(29,813)	(39,156)
Proceeds from sales of securities available for sale	74,558	46,478
Redemption of securities, restricted	33,705	39,080
Maturities, calls and principal payments of securities available for sale	255,379	55,116
Maturities, calls and principal payments of securities held to maturity	22,097	15,105
Net increase in loans	(940,864)	(170,997)
Proceeds from sales of other real estate owned ("OREO"), net	—	297
Purchase of premises and equipment	(2,467)	(1,081)
Net cash used in investing activities	(807,893)	(105,925)

Cash flows from financing activities:
Net increase (decrease) in deposits	1,265,773	(49,801)
Net decrease in FHLB advances	(95,000)	(432)
Net increase in repurchase agreements	671	406
Net proceeds from issuance of common stock	615	419
Purchase of treasury stock	(4,633)	(321)
Repurchase of surrendered stock from vesting of stock plans	(1,030)	(865)
Cash dividends paid	(9,599)	(9,201)
Net cash provided by (used in) financing activities	1,156,797	(59,795)

Net increase (decrease) in cash and cash equivalents	372,587	(136,727)
Cash and cash equivalents at beginning of period	117,194	295,368
Cash and cash equivalents at end of period	$489,781	$158,641

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$13,354	$20,833
Income taxes	$5,538	$2,358

Non-cash investing and financing activities:
Transfers from portfolio loans to loans held for sale	$—	$12,643

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 Risks

In December 2019, a novel coronavirus (“COVID-19”) was reported in China, and, in March 2020, the World Health Organization declared COVID-19 a pandemic.  On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments, including New York, ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.

The Company’s unaudited consolidated financial statements reflect the impact of COVID-19 on the assumptions and estimates used. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on the Company’s business.  The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company may be subject to the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations:

●	demand for the Company’s products and services may decline, making it difficult to grow assets and income;

●	if the economy is unable to substantially reopen, and high levels of unemployment continue, for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	the Company’s allowance for credit losses (“ACL”) may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect the Company’s net income;
●	the Company may recognize impairment of its goodwill;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Company;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on the Company’s assets may decline to a greater extent than the decline in its cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;
●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of the Company’s quarterly cash dividend;
●	the Company’s cyber security risks are increased as the result of an increase in the number of employees working remotely; and
●	the Company relies on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on the Company.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326)

Effective for periods after December 31, 2019, the Company adopted Accounting Standards Update (“ASU”) No 2016-13, Financial Instruments – Credit Losses (Topic 326), which replaced the long-standing incurred loss model used in calculating the allowance for loan and lease losses with a more forward-looking, current expected credit loss model (“CECL” or the “CECL Standard”).  Furthermore, the CECL Standard requires financial institutions to measure all expected credit losses for in-scope financial assets held at amortized cost at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts, including estimates of prepayments.  It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. Accordingly, financial institutions will now leverage forward-looking information to better inform their credit loss estimates. For the Company, this standard applies to loans held for investment, unfunded commitments, and securities held to maturity.  In addition, the CECL Standard made changes to the accounting for available for sale debt securities. Credit losses on available for sale debt securities under the CECL Standard should be measured in a manner similar to legacy GAAP. However, the amendments in the CECL Standard require that credit losses be presented as an allowance for credit losses rather than as a write-down.  The CECL Standard approach is an improvement because an entity is able to record reversals of credit losses (in situations in which the estimate of credit losses declines) in current period net income, which in turn should align the income statement recognition of credit losses with the reporting period in which changes occur. Although the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) provided the option to delay the adoption of the CECL Standard until the earlier of December 31, 2020 or the termination of the current national emergency declaration related to the COVID-19 outbreak, the Company adopted the CECL Standard in the first quarter of 2020 as previously planned using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. The adoption of the CECL Standard resulted in an initial increase of $1.6 million to the allowance for credit losses and $0.5 million to the reserve for unfunded commitments. The after-tax cumulative-effect adjustment of $1.5 million was recorded in retained earnings as of January 1, 2020. Based on the credit quality of the Company's securities portfolio, there was no initial adjustment to retained earnings for credit losses associated with debt securities held to maturity.

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

The following table presents the computation of EPS for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income	$10,656	$10,653	$20,004	$23,580
Dividends paid on and earnings allocated to participating securities	(218)	(226)	(413)	(503)
Income attributable to common stock	$10,438	$10,427	$19,591	$23,077

Weighted average common shares outstanding, including participating securities	19,861	19,965	19,904	19,946
Weighted average participating securities	(409)	(428)	(411)	(427)
Weighted average common shares outstanding	19,452	19,537	19,493	19,519
Basic earnings per common share	$0.54	$0.53	$1.01	$1.18

Income attributable to common stock	$10,438	$10,427	$19,591	$23,077

Weighted average common shares outstanding	19,452	19,537	19,493	19,519
Incremental shares from assumed conversions of options and restricted stock units	36	28	34	26
Weighted average common and equivalent shares outstanding	19,488	19,565	19,527	19,545
Diluted earnings per common share	$0.54	$0.53	$1.00	$1.18

There were 180,020 stock options outstanding at June 30, 2020 that were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2020 because the options' exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. There were 110,660 stock options outstanding at June 30, 2019 that were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2019 because the options' exercise prices were greater than the average market price of common stock and were, therefore, antidilutive.

There were 46,010 and 32,865 RSUs that were antidilutive for the three months ended June 30, 2020 and 2019, respectively. There were 46,010 and 22,472 RSUs that were antidilutive for the six months ended June 30, 2020 and 2019, respectively.

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

The number of shares of common stock of Bridge Bancorp, Inc. available for stock-based awards under the 2019 Equity Incentive Plan is 370,000 plus 162,738 shares that were remaining under the 2012 Equity Incentive Plan. At June 30, 2020, 358,588 shares remain available for issuance, including shares that may be granted in the form of stock options, RSAs, or RSUs.

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

During the six months ended June 30, 2020 and 2019, in accordance with the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers (“NEOs”), the Company granted 69,360 and 63,267 stock options, respectively, with an exercise price set to equal a 10.0% premium over the grant date stock price. All of the stock options granted vest ratably over three years. The estimated weighted-average grant-date fair value of all stock options granted in the six months ended June 30, 2020 and 2019 was $4.10 and $5.05 per stock option, respectively, using the Black-Scholes option-pricing model with assumptions as follows:

	Six Months Ended
	June 30,
	2020		2019
Dividend yield	3.03%		2.86%
Expected volatility	23.11		23.80
Risk-free interest rate	1.47		2.52
Expected option life	6.0	years	6.0	years

Compensation expense attributable to stock options was $64 thousand and $142 thousand for the three and six months ended June 30, 2020, respectively. Compensation expense attributable to stock options was $52 thousand and $91 thousand for the three and six months ended June 30, 2019, respectively As of June 30, 2020, there was $484 thousand of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes the status of the Company's stock options as of and for the six months ended June 30, 2020:

			Weighted
		Weighted	Average
	Number	Average	Remaining		Aggregate
	of	Exercise	Contractual		Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life		Value
Outstanding, January 1, 2020	110,660	$35.71
Granted	69,360	34.87
Outstanding, June 30, 2020	180,020	35.39	8.7	years	$—
Vested and Exercisable, June 30, 2020	52,681	35.85	8.0	years	—

Number of	Exercise
Options	Price
69,360	$34.87
63,267	35.35
47,393	36.19
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

The following table summarizes the unvested RSA activity for the six months ended June 30, 2020:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2020	293,717	$30.37
Granted	86,428	31.65
Vested	(103,302)	28.92
Forfeited	(5,993)	32.15
Unvested, June 30, 2020	270,850	31.29

During the six months ended June 30, 2020, the Company granted a total of 86,428 RSAs. Of the 86,428 RSAs granted, 57,850 time-vested RSAs vest ratably over five years and 27,578 time-vested RSAs vest ratably over three years. During the six months ended June 30, 2019, the Company granted a total of 77,952 RSAs. Of the 77,952 RSAs granted, 49,925 time-vested RSAs vest ratably over five years, 28,027 time-vested RSAs vest ratably over three years. As of June 30, 2020, there were 270,850 unvested RSAs, all of which were time-vested RSAs and there were no unvested performance-based RSAs.

Compensation expense attributable to RSAs was $596 thousand and $1.2 million for the three and six months ended June 30, 2020, respectively, and $527 thousand and $1.1 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, there was $6.0 million of total unrecognized compensation cost related to non-vested RSAs. The cost is expected to be recognized over a weighted-average period of 3.2 years.

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

The following table summarizes the unvested NEO RSU activity for the six months ended June 30, 2020:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2020	85,342	$29.59
Granted	26,556	32.13
Reinvested dividends	1,863	29.96
Forfeited	(6,623)	28.68
Vested	(15,222)	25.21
Unvested, June 30, 2020	91,916	31.12

During the six months ended June 30, 2020, in accordance with the LTI Plan for NEOs, the Company granted 26,556 RSUs. Of the 26,556 RSUs granted, 17,943 time-vested RSUs vest ratably over three years and 8,613 performance-based RSUs vest subject to the achievement of the Company's three-year corporate goal for the three-year period ending December 31, 2022.

Compensation expense attributable to LTI Plan RSUs was $222 thousand and $418 thousand for the three and six months ended June 30, 2020, respectively, and $173 thousand and $343 thousand for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, there was $1.8 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 2.4 years.

Directors Plan

In April 2009, the Company adopted a Directors Deferred Compensation Plan (“Directors Plan”). Under the Directors Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of RSUs. In addition, directors receive a non-election retainer in the form of RSUs. These RSUs vest ratably over one year and have dividend rights but no voting rights. In connection with the Directors Plan, the Company recorded expense of $100 thousand and $242 thousand for the three and six months ended June 30, 2020, respectively, and $142 thousand and $285 thousand for the three and six months ended June 30, 2019, respectively.

Employee Stock Purchase Plan

In May 2018, the Board of Directors adopted, and stockholders approved the Employee Stock Purchase Plan (“ESPP”). A total of 1,000,000 shares of the Company’s common stock have been initially authorized for issuance under the ESPP. Subject to any plan limitations, the ESPP allows eligible employees to contribute, normally through payroll deductions, up to $25 thousand for the purchase of the Company’s common stock at a discounted price per share for any calendar year. The current offering period is from July 1, 2020 through December 31, 2020.

During the six months ended June 30, 2020, 5,888 shares of common stock were purchased, and no expense was recorded related to the ESPP.

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in other assets in the consolidated balance sheet. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There were no non-accrual debt securities at June 30, 2020 and there was no accrued interest related to debt securities reversed against interest income for the three and six months ended June 30, 2020. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at June 30, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses, respectively:

	June 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$49,999	$—	$—	$49,999
State and municipal obligations	36,009	1,470	—	37,479
U.S. GSE residential mortgage-backed securities	75,298	2,489	(10)	77,777
U.S. GSE residential collateralized mortgage obligations	179,542	3,089	(80)	182,551
U.S. GSE commercial mortgage-backed securities	16,611	305	—	16,916
U.S. GSE commercial collateralized mortgage obligations	98,073	4,194	(66)	102,201
Other asset backed securities	24,250	—	(375)	23,875
Corporate bonds	49,000	50	(2,102)	46,948
Total available for sale	528,782	11,597	(2,633)	537,746

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Held to maturity:
State and municipal obligations	26,926	1,291	—	28,217
U.S. GSE residential mortgage-backed securities	7,251	200	—	7,451
U.S. GSE residential collateralized mortgage obligations	33,800	1,286	—	35,086
U.S. GSE commercial mortgage-backed securities	16,871	704	—	17,575
U.S. GSE commercial collateralized mortgage obligations	26,459	957	—	27,416
Total held to maturity	111,307	4,438	—	115,745
Total securities	$640,089	$16,035	$(2,633)	$653,491

As of June 30, 2020, none of the Company’s available for sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available for sale debt securities was required. Additionally, the calculated allowance for credit losses on held to maturity securities was inconsequential given the high quality composition of the Company’s held to maturity portfolio and therefore no allowance for credit losses was recorded. Accrued interest receivable on securities totaling $1.9 million at June 30, 2020 was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

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

The following table summarizes available for sale debt securities with gross unrealized losses for which an allowance for credit losses has not been recorded at June 30, 2020, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2020
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. GSE securities	—	—	—	—
State and municipal obligations	—	—	—	—
U.S. GSE residential mortgage-backed securities	—	—	2,402	(10)
U.S. GSE residential collateralized mortgage obligations	15,989	(80)	—	—
U.S. GSE commercial mortgage-backed securities	—	—	—	—
U.S. GSE commercial collateralized mortgage obligations	20,032	(66)	—	—
Other asset backed securities	—	—	3,375	(375)
Corporate bonds	7,797	(202)	29,100	(1,900)
Total available for sale	$43,818	$(348)	$34,877	$(2,285)

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

At June 30, 2020, substantially all of the securities in an unrealized loss position had a variable interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Other asset backed securities are comprised of student loan backed bonds which are guaranteed by the U.S. Department of Education for 97% to 100% of principal. Additionally, the bonds have credit support of 3% to 5% and have maintained their Aa3 Moody's rating during the time the Bank has owned them. The corporate bonds within the portfolio have all maintained an investment grade rating by either Moody's or Standard and Poor's. None of the unrealized losses is related to credit losses. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2020.

Sales and Calls of Securities

There were no proceeds from sale of securities for the three months ended June 30, 2020. There were $74.6 million of proceeds from sales of securities for the six months ended June 30, 2020 with gross gains of $0.8 million realized in 2020 and gross losses of $0.8 million realized in 2020. There were $46.5 million proceeds from sales of securities with gross gain of $0.2 million realized for the three and six months ended June 30, 2019. There were $6.9 million and $12.2 million of proceeds from calls of securities for the three and six months ended June 30, 2020, respectively. There were $2.4 million and $10.3 million of proceeds from calls of securities for the three and six months ended June 30, 2019, respectively.

Pledged Securities

Securities having a fair value of $576.2 million and $402.2 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) overnight borrowings.

Trading Securities

The Company did not hold any trading securities during the six months ended June 30, 2020 or the year ended December 31, 2019.

Restricted Securities

The Bank is a member of the FHLB of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker's Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the FRB system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $29.0 million and $32.9 million in FHLB, ACBB and FRB stock at June 30, 2020 and December 31, 2019, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

As of June 30, 2020 and 2019, there was no issuer, other than the U.S. Government and its sponsored entities, where the bank had invested holdings that exceeded 10% of consolidated stockholders’ equity.

The following table summarizes the amortized cost and estimated fair value by contractual maturity of the available for sale and held to maturity investment securities portfolio at June 30, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020
	Amortized	Estimated
(In thousands)	Cost	Fair Value
Maturity
Available for sale:
Within one year	$54,145	$54,168
One to five years	41,972	42,698
Five to ten years	59,075	58,277
Beyond ten years	373,590	382,603
Total	$528,782	$537,746

Held to maturity:
Within one year	$1,669	$1,681
One to five years	28,229	29,329
Five to ten years	14,959	15,739
Beyond ten years	66,450	68,996
Total	$111,307	$115,745

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. Treasury securities	$49,999		$49,999
State and municipal obligations	37,479		37,479
U.S. GSE residential mortgage-backed securities	77,777		77,777
U.S. GSE residential collateralized mortgage obligations	182,551		182,551
U.S. GSE commercial mortgage-backed securities	16,916		16,916
U.S. GSE commercial collateralized mortgage obligations	102,201		102,201
Other asset-backed securities	23,875		23,875
Corporate bonds	46,948		46,948
Total available for sale securities	$537,746		$537,746
Derivatives	$62,940		$62,940

Financial liabilities:
Derivatives	$75,281		$75,281

	December 31, 2019
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. Treasury securities	$50,822		$50,822
U.S. GSE securities	4,995		4,995
State and municipal obligations	34,964		34,964
U.S. GSE residential mortgage-backed securities	84,691		84,691
U.S. GSE residential collateralized mortgage obligations	277,851		277,851
U.S. GSE commercial mortgage-backed securities	13,609		13,609
U.S. GSE commercial collateralized mortgage obligations	104,156		104,156
Other asset-backed securities	23,401		23,401
Corporate bonds	43,802		43,802
Total available for sale securities	$638,291		$638,291
Derivatives	$15,437		$15,437

Financial liabilities:
Derivatives	$16,645		$16,645

The following tables summarize assets measured at fair value on a non-recurring basis:

June 30, 2020
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$10,000			$10,000
Collateral dependent loans	$4,884			$4,884

December 31, 2019
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$12,643			$12,643
Impaired loans	$6,981			$6,981

Loans held for sale at June 30, 2020 had a carrying amount of $10.0 million which is net of a $2.6 million valuation allowance. Loans held for sale at December 31, 2019 had a carrying amount of $12.6 million with no valuation allowance recorded.

Collateral dependent commercial and industrial loans with an allowance for credit losses at June 30, 2020 had a carrying amount of $4.9 million, which is made up of the outstanding balance of $12.3 million, net of a valuation allowance of $7.4 million. This resulted in an additional provision for credit losses of $3.0 million that is included in the amount reported on the consolidated statements of income for the six months ended June 30, 2020. Impaired loans (prior to the adoption of CECL standard) with an allowance for credit losses at December 31, 2019 had a carrying amount of $7.0 million, which is made up of the outstanding balance of $11.7 million, net of a valuation allowance of $4.7 million.

There was no other real estate owned at June 30, 2020 and December 31, 2019.

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

Loans Held for Sale: Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is initially determined using the price we expect to receive for the loans based on commitments received from third-party investors.  Thereafter, loans held for sale are re-evaluated quarterly to determine if a valuation allowance is required to adjust for a decline in fair value below the carrying amount. Subsequent fair value determinations are based on commitments received from third party investors and/or through appraisals using a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisals may be discounted for changes in market conditions. These valuation methods result in a Level 3 classification.

Collateral Dependent Loans with an ACL (Impaired Loans with and ACL prior to the adoption of the CECL Standard) and Other Real Estate Owned: For collateral dependent loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date.  The fair value of real estate collateral is determined based on recent appraised values. The fair value of other real estate owned is also determined based on recent appraised values less the estimated cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Adjustments may relate to location, square footage, condition, amenities, market rate of leases as well as timing of comparable sales. All appraisals undergo a second review process to ensure that the methodology employed and the values derived are reasonable. Non-real estate collateral, which includes inventory and taxi medallions,  may be valued using an appraisal, net book value per the borrower’s financial statements, aging reports, or by reference to  market activity, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the borrower and its business. These valuation methods result in a Level 3 classification.

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

The following tables summarize the estimated fair values and recorded carrying amounts of the Company's financial instruments at June 30, 2020 and December 31, 2019:

	June 30, 2020
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$67,633	$67,633	$—	$—	$67,633
Interest-bearing deposits with banks	422,148	422,148	—	—	422,148
Securities available for sale	537,746	—	537,746	—	537,746
Securities restricted	28,987	n/a	n/a	n/a	n/a
Securities held to maturity	111,307	—	115,745	—	115,745
Loans held for sale	10,000	—	—	10,000	10,000
Loans, net	4,577,427	—	—	4,628,121	4,628,121
Derivatives	62,940	—	62,940	—	62,940
Accrued interest receivable	15,367	—	1,854	13,513	15,367

Financial liabilities:
Certificates of deposit	297,999	—	301,613	—	301,613
Demand and other deposits	4,782,420	4,782,420	—	—	4,782,420
FHLB advances	340,000	—	351,543	—	351,543
Repurchase agreements	1,670	—	1,670	—	1,670
Subordinated debentures	78,990	—	88,035	—	88,035
Derivatives	75,281	—	75,281	—	75,281
Accrued interest payable	1,482	—	1,482	—	1,482

	December 31, 2019
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$77,693	$77,693	$—	$—	$77,693
Interest-bearing deposits with banks	39,501	39,501	—	—	39,501
Securities available for sale	638,291	—	638,291	—	638,291
Securities restricted	32,879	n/a	n/a	n/a	n/a
Securities held to maturity	133,638	—	135,027	—	135,027
Loans held for sale	12,643	—	—	12,643	12,643
Loans, net	3,647,499	—	—	3,685,770	3,685,770
Derivatives	15,437	—	15,437	—	15,437
Accrued interest receivable	10,908	—	2,181	8,727	10,908

Financial liabilities:
Certificates of deposit	307,977	—	308,660	—	308,660
Demand and other deposits	3,506,670	3,506,670	—	—	3,506,670
FHLB advances	435,000	195,000	239,622	—	434,622
Repurchase agreements	999	—	999	—	999
Subordinated debentures	78,920	—	81,010	—	81,010
Derivatives	16,645	—	16,645	—	16,645
Accrued interest payable	1,467	—	1,467	—	1,467

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

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as unused lines of credit, commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded on the balance sheet when they are funded. In accordance with the CECL Standard, the Company maintains a separate reserve for off-balance sheet credit instruments, which is included in other liabilities on the consolidated statements of financial condition. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors, current conditions and forecasting adjustments used in the allowance for credit loss methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company. At June 30, 2020, the reserve for off-balance sheet credit exposures was immaterial to the Company’s consolidated statements of financial condition and results of operations.

The following table sets forth the major classifications of loans:

(In thousands)	June 30, 2020	December 31, 2019
Commercial real estate mortgage loans:
Owner occupied	$528,118	$531,088
Non-owner occupied	1,064,623	1,034,599
Multi-family mortgage loans	844,066	812,174
Residential real estate mortgage loans	469,183	493,144
Commercial, industrial and agricultural loans	1,625,651	679,444
Real estate construction and land loans	81,516	97,311
Installment/consumer loans	24,953	24,836
Total loans	4,638,110	3,672,596
Net deferred loan (fees) costs	(17,282)	7,689
Total loans held for investment	4,620,828	3,680,285
Allowance for credit losses	(43,401)	(32,786)
Loans, net	$4,577,427	$3,647,499

Included in commercial, industrial and agricultural loans at June 30, 2020 was $949.7 million of Paycheck Protection Program (“PPP”) loans. The shift from net deferred loan costs at December 31, 2019 to net deferred loan fees at June 30, 2020 was the result of the net deferred loan fees associated with the PPP loans.

Accrued interest receivable on loans totaling $13.5 million at June 30, 2020 and $8.7 million at December 31, 2019 was included in other assets in the consolidated balance sheet and excluded from the table above. The increase in accrued interest receivable from December 31, 2019 relates to accrued interest on moratorium loans which are currently in their payment deferral period and accrued interest on PPP loans.

As of June 30, 2020 and December 31, 2019, one commercial real estate (“CRE”) mortgage loan totaling $10.0 million and $12.6 million, respectively, was classified as held for sale. The loan was reclassified from loans held for investment to loans held for sale and written down from $16.3 million to the loan’s estimated fair value of $12.6 million, as of June 30, 2019, through a $3.7 million charge-off during the 2019 second quarter. During the 2020 second quarter, an additional write-down was recognized for the decrease in the estimated fair value of the loan by $2.6 million to $10.0 million through a valuation allowance which was charged against non-interest income in the consolidated statements of income.

Lending Risk

The principal business of the Bank is lending in CRE mortgage loans, multi-family mortgage loans, residential real estate mortgage loans, construction loans, home equity loans, commercial, industrial and agricultural loans, land loans and consumer loans. The Bank considers its primary lending area to be Nassau and Suffolk Counties located on Long Island and the New York City boroughs. A substantial portion of the Bank's loans are secured by real estate in these areas. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in market and economic conditions in this region.

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

Credit Quality Indicators

The Company categorizes loans into risk categories of pass, watch, special mention, substandard and doubtful based on relevant information about the ability of borrowers to service their debt including repayment patterns, past loss experience, current economic conditions, and various types of concentrations of credit. Assigned risk rating grades are continuously updated as new information is obtained. Loans risk rated special mention, substandard and doubtful are reviewed on a quarterly basis. The Company uses the following definitions for risk rating grades:

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

The following tables represent loans categorized by internally assigned risk grades as of June 30, 2020 and December 31, 2019. In the June 30, 2020 table, the years noted represent the year of origination for non-revolving loans.

	June 30, 2020
(In thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Revolving-Term	Total
Commercial real estate owner occupied:
Pass	$50,692	$92,079	$52,528	$67,356	$28,019	$169,380	$—	$—	$460,054
Watch	761	1,388	6,884	11,003	1,263	27,354	—	—	48,653
Special mention	—	—	—	11,425	3,535	3,550	—	—	18,510
Substandard	—	—	603	—	—	298	—	—	901
Total commercial real estate owner occupied	51,453	93,467	60,015	89,784	32,817	200,582	—	—	528,118

Commercial real estate non-owner occupied:
Pass	84,516	254,026	129,900	195,406	60,157	291,068	—	—	1,015,073
Watch	—	4,000	2,949	2,348	14,920	14,428	—	—	38,645
Special mention	—	—	—	—	—	291	—	—	291
Substandard	—	—	—	9,518	—	1,096	—	—	10,614
Total commercial real estate non-owner occupied	84,516	258,026	132,849	207,272	75,077	306,883	—	—	1,064,623

Multi-family:
Pass	87,165	293,188	41,121	116,556	143,747	125,006	—	—	806,783
Watch	—	—	—	8,192	15,711	12,984	—	—	36,887
Special mention	—	—	—	—	—	396	—	—	396
Substandard	—	—	—	—	—	—	—	—	—
Total multi-family	87,165	293,188	41,121	124,748	159,458	138,386	—	—	844,066

Residential real estate:
Pass	12,579	32,911	81,473	102,888	28,647	125,921	53,274	8,958	446,651
Watch	—	465	410	324	577	2,397	—	1,466	5,639
Special mention	—	1,113	766	—	—	5,750	798	729	9,156
Substandard	—	—	306	482	—	6,248	—	701	7,737
Total residential real estate	12,579	34,489	82,955	103,694	29,224	140,316	54,072	11,854	469,183

Commercial, industrial and agricultural:
Pass	993,996	77,773	46,573	36,174	25,748	37,948	298,735	7,323	1,524,270
Watch	5,284	2,318	14,770	3,251	413	2,718	37,069	462	66,285
Special mention	—	383	760	818	548	764	8,798	3,042	15,113
Substandard	—	—	368	5,081	—	9,519	—	5,015	19,983
Total commercial, industrial and agricultural	999,280	80,474	62,471	45,324	26,709	50,949	344,602	15,842	1,625,651

Real estate construction and land loans:
Pass	9,090	34,264	8,662	17,940	—	4,674	—	—	74,630
Watch	—	—	3,950	1,560	—	279	—	—	5,789
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	978	—	119	—	—	1,097
Total real estate construction and land loans	9,090	34,264	12,612	20,478	—	5,072	—	—	81,516

Installment/consumer loans
Pass	457	942	248	128	12	864	20,985	414	24,050
Watch	—	—	—	—	—	—	—	45	45
Special mention	—	—	—	—	—	—	—	100	100
Substandard	—	—	—	9	—	—	—	749	758
Total installment/consumer loans	457	942	248	137	12	864	20,985	1,308	24,953

Total Loans	$1,244,540	$794,850	$392,271	$591,437	$323,297	$843,052	$419,659	$29,004	$4,638,110

	December 31, 2019
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$511,444	$18,426	$1,218	$—	$531,088
Non-owner occupied	1,022,208	—	12,391	—	1,034,599
Multi-family	811,770	404	—	—	812,174
Residential real estate	475,949	12,400	4,795	—	493,144
Commercial, industrial and agricultural	643,413	15,670	20,361	—	679,444
Real estate construction and land loans	95,530	—	1,781	—	97,311
Installment/consumer loans	23,976	103	757	—	24,836
Total loans	$3,584,290	$47,003	$41,303	$—	$3,672,596

Past Due and Non-accrual Loans

The following tables represents the aging of past due loans as of June 30, 2020 and December 31, 2019:

	June 30, 2020
			90+ Days	Non-accrual
	30-59	60-89	Past Due	Including 90	Total Past
	Days	Days	And	Days or More	Due and
(In thousands)	Past Due	Past Due	Accruing	Past Due	Non-accrual	Current	Total Loans
Commercial real estate:
Owner occupied	$38	$872	$—	$206	$1,116	$527,002	$528,118
Non-owner occupied	436	669	—	602	1,707	1,062,916	1,064,623
Multi-family	—	—	—	—	—	844,066	844,066
Residential real estate	1,168	1,500	—	1,987	4,655	464,528	469,183
Commercial, industrial and agricultural	178	19	—	3,830	4,027	1,621,624	1,625,651
Real estate construction and land loans	—	—	—	1,097	1,097	80,419	81,516
Installment/consumer loans	100	100	—	9	209	24,744	24,953
Total loans	$1,920	$3,160	$—	$7,731	$12,811	$4,625,299	$4,638,110

In the absence of other intervening factors, loans granted payment deferrals related to COVID-19 are not reported as past due or placed on non-accrual status provided the borrowers have met the criteria in the CARES Act or otherwise have met the criteria included in an interagency statement issued by bank regulatory agencies.

During the six months ended June 30, 2020, there was no interest earned on non-accrual loans and $85 thousand in accrued interest on non-accrual loans was reversed through interest income.

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

There was no other real estate owned at June 30, 2020 and December 31, 2019.

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

The following table presents loans modified as TDRs during the periods indicated:

Modifications During the Three Months Ended June 30,
	2020			2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate:
Owner occupied	—	$—	$—	—	$—	$—
Non-owner occupied	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Commercial, industrial and agricultural	1	20	20	2	934	934
Installment/consumer loans	—	—	—	—	—	—
Total	1	$20	$20	2	$934	$934

Modifications During the Six Months Ended June 30,
	2020			2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate:
Owner occupied	—	$—	$—	—	$—	$—
Non-owner occupied	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Commercial, industrial and agricultural	2	1,057	1,057	5	4,143	4,143
Installment/consumer loans	—	—	—	—	—	—
Total	2	$1,057	$1,057	5	$4,143	$4,143

During the six months ended June 30, 2020, there was one charge-off totaling $243 thousand relating to TDRs and there was one loan modified as a TDR for which there was a payment default within twelve months following the modification. During the six months ended June 30, 2019, there were three charge-offs totaling $84 thousand relating to TDRs and there were two loans modified as a TDR for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of June 30, 2020 and December 31, 2019, the Company had $3.1 million and $405 thousand, respectively, of non-accrual TDRs and $23.9 million and $26.3 million, respectively, of performing TDRs. The increase in non-accrual TDRs and decrease in performing TDRs is primarily due to one TDR relationship totaling $2.7 million at June 30, 2020 becoming non-accrual during the 2020 second quarter. The loans in that relationship are secured by inventory. At June 30, 2020, the remaining non-accrual TDRs were unsecured and at December 31, 2019, the non-accrual TDRs were unsecured. The Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the six months ended June 30, 2020 that did not meet the definition of a TDR. These loans have a total recorded investment at June 30, 2020 of $57.4 million. These loans were to borrowers who were not experiencing financial difficulties.

In connection with the COVID-19 relief provided by the CARES Act, the Company is supporting its customers who may experience financial difficulty due to COVID-19 through loan moratoriums and forbearance programs. The Company began offering 90-day payment modifications on a case-by-case basis to those customers whose income was adversely impacted by COVID-19. The loan modifications in this program primarily consist of three-month deferrals of interest and principal payments. As of June 30, 2020, approximately 500 loans totaling $625 million were granted payment moratoriums. These deferrals are not considered TDRs based on interagency guidance issued in March 2020. As of July

20, 2020, approximately $400 million of these loans have reached the end of their three month deferral period. Of these loans, 54% have returned to making their agreed on payments, 36% have requested an extension and 10% are pending. Extensions are being granted on a case-by-case basis.

Collateral Dependent Loans

At June 30, 2020, the Company had collateral dependent commercial, industrial and agricultural loans which were individually evaluated to determine expected credit losses.  These loans totaled $12.3 million and had a related allowance for credit losses totaling $7.4 million at June 30, 2020.  The loans were secured by inventory and other assets.

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

The following table sets forth the recorded investment, unpaid principal balance and related allowance for individually impaired loans at December 31, 2019. The table also sets forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the period ended June 30, 2019:

				Three Months Ended		Six Months Ended
	December 31, 2019			June 30, 2019		June 30, 2019
		Unpaid	Related	Average	Interest	Average	Interest
	Recorded	Principal	Allocated	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,379	$3,401	$—	$576	$—	$524	$—
Non-owner occupied	2,296	2,296	—	2,904	25	2,842	50
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	294	300	—	—	—	—	—
Commercial, industrial and agricultural:
Secured	494	494	—	1,644	19	1,562	36
Unsecured	8,863	8,863	—	6,779	101	6,199	186
Total with no related allowance recorded	15,326	15,354	—	$11,903	$145	11,127	272

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	$—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Commercial, industrial and agricultural:
Secured	9,612	9,612	3,435	4,548	42	4,246	77
Unsecured	2,045	2,051	1,241	115	—	57	—
Total with an allowance recorded	11,657	11,663	4,676	4,663	42	4,303	77

Total:
Commercial real estate:
Owner occupied	3,379	3,401	—	576	—	524	—
Non-owner occupied	2,296	2,296	—	2,904	25	2,842	50
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	294	300	—	—	—	—	—
Commercial, industrial and agricultural:
Secured	10,106	10,106	3,435	6,192	61	5,808	113
Unsecured	10,908	10,914	1,241	6,894	101	6,256	186
Total	$26,983	$27,017	$4,676	$16,566	$187	$15,430	$349

The following tables represent the changes in the allowance for credit losses for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$4,968	$1,323	$4,025	$24,545	$3,182	$1,172	$39,215
Charge-offs	—	—	—	(318)	—	(2)	(320)
Recoveries	—	—	1	5	—	—	6
Provision (credit) for credit losses	2,025	305	(334)	2,717	(562)	349	4,500
Ending balance	$6,993	$1,628	$3,692	$26,949	$2,620	$1,519	$43,401

	Three Months Ended June 30, 2019
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$11,099	$2,557	$3,374	$13,073	$1,526	$155	$31,784
Charge-offs	(3,670)	—	—	(554)	—	—	(4,224)
Recoveries	—	—	110	1	—	—	111
Provision (credit) for credit losses	3,449	(12)	(864)	1,038	(193)	82	3,500
Ending balance	$10,878	$2,545	$2,620	$13,558	$1,333	$237	$31,171

	Six Months Ended June 30, 2020
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance, prior to adoption of CECL	$12,150	$4,829	$1,882	$12,583	$1,066	$276	$32,786
Impact of adopting CECL	(7,712)	(3,589)	2,182	8,699	1,274	771	1,625
Charge-offs	(1)	—	—	(533)	—	(2)	(536)
Recoveries	—	—	2	24	—	—	26
Provision (credit) for credit losses	2,556	388	(374)	6,176	280	474	9,500
Ending balance	$6,993	$1,628	$3,692	$26,949	$2,620	$1,519	$43,401

	Six Months Ended June 30, 2019
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	10,792	$2,566	$3,935	$12,722	$1,297	$106	31,418
Charge-offs	(3,670)	—	—	(796)	—	(4)	(4,470)
Recoveries	—	—	111	12	—	—	123
Provision (credit) for credit losses	3,756	(21)	(1,426)	1,620	36	135	4,100
Ending balance	$10,878	$2,545	$2,620	$13,558	$1,333	$237	$31,171

The increase in the second quarter 2020 allowance for credit losses is primarily related to the reasonable and supportable forecast component of the newly adopted CECL standard which includes the impact of COVID-19, coupled with an increase in the specific reserves and reserves on PPP loans, partially offset by decreases in the outstanding balances of C&I lines of credit and changes in other qualitative factors resulting from changes in the loan portfolio.  We believe, based on all of the evidence gathered to date, that COVID-19 has had a more profound impact on economic activity in the first half of 2020 than anticipated during the first quarter analysis and will continue to have a material impact on economic conditions in 2020.  Evidence also suggests that the recovery may be more gradual than previously expected.

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

There were $1.2 million of contributions to the Pension Plan during the six months ended June 30, 2020. There were no contributions to the Pension Plan during the six months ended June 30, 2019. There were no contributions to the SERP during the six months ended June 30, 2020 and 2019, respectively. In accordance with the SERP, a retired executive received a distribution totaling $56 thousand during each of the six months ended June 30, 2020 and 2019, respectively.

The Company's funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table presents the components of net periodic benefit (credit) cost:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Components of net periodic benefit (credit) cost and other amounts recognized in other comprehensive income:
Service cost	$265	$272	$93	$66	$530	$545	$186	$131
Interest cost	192	225	37	36	385	450	74	73
Expected return on plan assets	(712)	(607)	—	—	(1,425)	(1,215)	—	—
Amortization of net loss	100	130	57	17	200	260	114	35
Amortization of prior service credit	(19)	(19)	—	—	(38)	(38)	—	—
Net periodic benefit (credit) cost	$(174)	$1	$187	$119	$(348)	$2	$374	$239

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $1.7 million at June 30, 2020 and $1.0 million at December 31, 2019. The repurchase agreements were collateralized by investment securities, of which 12% were U.S. GSE residential collateralized mortgage obligations and 88% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.7 million at June 30, 2020 and 17% were U.S. GSE residential collateralized mortgage obligations and 83% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.1 million at December 31, 2019.

Securities sold under agreements to repurchase are financing arrangements with $1.7 million maturing during the third quarter of 2020. At maturity, the securities underlying the agreements are returned to the Company. The primary risk associated with these secured borrowings is the requirement to pledge a market value-based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Company's policies, eligible counterparties are defined and monitored to minimize exposure.

9. FEDERAL HOME LOAN BANK ADVANCES

The following tables present the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years. There are no FHLB advances with contractual maturities after 2020.

	June 30, 2020
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2020	340,000	0.46
Total FHLB advances	$340,000	0.46%

	December 31, 2019
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$195,000	1.81%

2020	240,000	1.84
Total FHLB advances	$435,000	1.82%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.4 billion of residential and commercial mortgage loans under a blanket lien arrangement at June 30, 2020 and December 31, 2019. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.8 billion at June 30, 2020.

10. SUBORDINATED DEBENTURES

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. $40.0 million of the subordinated debentures are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the subordinated debentures are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points. The subordinated debentures totaled $79.0 million at June 30, 2020 and $78.9 million at December 31, 2019.

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

Interest rate swaps with notional amounts totaling $405.0 million and $290.0 million at June 30, 2020 and December 31, 2019, respectively, were designated as cash flow hedges of certain FHLB advances. The swaps were determined to be fully effective during the periods presented. The aggregate fair value of the swaps is recorded in other assets or other liabilities, with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	June 30, 2020		December 31, 2019
Notional amounts	$405,000		$290,000
Weighted average pay rates	1.48%		1.84%
Weighted average receive rates	0.63%		1.94%
Weighted average maturity	3.09	years	2.91	years

Interest expense recorded on these swap transactions totaled $176 thousand and $66 thousand for the three and six months ended June 30, 2020, and interest income recorded on these swap transactions totaled $466 thousand and $1.0 million for the three and six months ended June 30, 2019, which is reported as a component of interest expense on FHLB advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company's variable-rate assets/liabilities. During the six months ended June 30, 2020, the Company had $176 thousand of reclassifications as an increase to interest expense. During the next twelve months, the Company estimates that an additional $4.0 million will be reclassified as an increase to interest expense.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the three and six months ended June 30, 2020 and 2019:

			Amount of gain (loss)	Amount of gain
			reclassified from	reclassified from
	Amount of (loss) gain	Amount of (loss) gain	Accumulated OCI	Accumulated OCI
(In thousands)	recognized in OCI	recognized in OCI	into income	into income
Interest rate contracts	included component	excluded component	included component	excluded component
Three months ended June 30, 2020	$(1,563)	$—	$(176)	$—
Six months ended June 30, 2020	$(11,073)	$—	$(66)	$—
Three months ended June 30, 2019	$(3,106)	$—	$466	$—
Six months ended June 30, 2019	$(4,703)	$—	$1,022	$—

The following table reflects the cash flow hedges included in the consolidated balance sheets at the dates indicated:

	June 30, 2020			December 31, 2019
		Fair	Fair		Fair	Fair
(In thousands)	Notional	Value	Value	Notional	Value	Value
Included in other assets/(liabilities):	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate swaps related to FHLB advances	$340,000	$—	$(11,499)	$240,000	$1,233	$(978)
Forward starting interest rate swaps related to FHLB advances	65,000	—	(747)	50,000	—	(1,427)

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

Interest rate swaps with notional amounts totaled $1.0 billion at June 30, 2020. Of the $1.0 billion notional amounts, $512.5 million were from loan customers and $512.5 million were from bank counterparties. Interest rate swaps with notional amounts totaled $823.9 million at December 31, 2019. Of the $823.9 million notional amounts, $411.9 million were from loan customers and $411.9 million were from bank counterparties.

The following table presents summary information about the interest rate swaps at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	June 30, 2020		December 31, 2019
Notional amounts	$1,025,029		$823,894
Weighted average pay rates	2.94%		3.75%
Weighted average receive rates	2.94%		3.75%
Weighted average maturity	10.27	years	10.77	years
Fair value of combined interest rate swaps	$—		$—

Loan swap fees recorded on these swap transactions, which is reported as a component of non-interest income, totaled $1.3 million and $2.6 million for the three and six months ended June 30, 2020 and $0.5 million and $1.6 million for the three and six months ended June 30, 2019.

Credit-Risk-Related Contingent Features

As of June 30, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $75.8 million, while there were no derivatives in a net asset position. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. At June 30, 2020, the Company posted collateral of $76.4 million to its counterparties under the agreements in a net liability position and received no collateral from its counterparties under the agreements in a net asset position. If the Company had breached any of these provisions at June 30, 2020, it could have been required to settle its obligations under the agreements at the termination value.

12. LEASES

The Company has operating leases for certain branch locations, corporate offices and equipment. Certain leases contain rent escalation clauses, which are reflected in the Company’s operating lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants.

The components of lease cost were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Lease cost
Operating lease cost	$1,867	$1,688	$3,805	$3,351
Sublease income	(11)	(15)	(22)	(39)
Total lease cost	$1,856	$1,673	$3,783	$3,312

The Company reports lease cost in occupancy and equipment expense in the consolidated statements of income. The Company subleases a portion of its leased properties to commercial sublessees.  Sublease income is included in other operating income in the consolidated statements of income.

Supplemental cash flow and balance sheet information related to operating leases were as follows:

	Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,596	$3,441
Operating right-of-use assets obtained in exchange for lease liabilities	$—	$39,825

	June 30, 2020		December 31, 2019
Weighted-average remaining lease term-operating leases	7.7	years	7.8	years
Weighted-average discount rate-operating leases (1)	3.20%		3.20%
1)	The Company computes the present value of operating lease liabilities using its incremental borrowing rate as the discount rate.

Certain leases contain renewal options which are not reflected in the tables below.  The exercise of renewal options, which extend the lease term from five to ten years, is at the Company’s discretion.

The maturities of operating lease liabilities were as follows:

(In thousands)	June 30, 2020	December 31, 2019
2020	$3,378	$7,011
2021	6,878	6,974
2022	6,754	6,802
2023	5,853	5,853
2024	5,594	5,595
Thereafter	20,577	20,324
Total operating lease payments	$49,034	$52,559
Less: Interest	(5,903)	(6,582)
Present value of operating lease liabilities	$43,131	$45,977

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the components of other comprehensive income (loss) and related income tax effects:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2020	2019	2020	2019
Unrealized holding gains on available for sale securities	$4,308	$8,489	$10,121	$14,020
Reclassification adjustments for (gains) losses realized in income	—	(201)	15	(201)
Income tax effect	(1,260)	(2,417)	(2,964)	(4,030)
Net change in unrealized gains on available for sale securities	3,048	5,871	7,172	9,789

Reclassification adjustments for amortization realized in income	138	129	276	257
Income tax effect	(41)	(38)	(81)	(76)
Net change in post-retirement obligation	97	91	195	181

Change in fair value of derivatives used for cash flow hedges	(1,563)	(3,106)	(11,073)	(4,703)
Reclassification adjustments for losses (gains) realized in income	176	(466)	66	(1,022)
Income tax effect	406	1,042	3,219	1,670
Net change in unrealized losses on cash flow hedges	(981)	(2,530)	(7,788)	(4,055)

Other comprehensive income (loss)	$2,164	$3,432	$(421)	$5,915

The following is a summary of the accumulated other comprehensive loss balances, net of income taxes, at the dates indicated:

		Other
	December 31,	Comprehensive	June 30,
(In thousands)	2019	Income	2020
Unrealized (losses) gains on available for sale securities	$(829)	$7,172	$6,343
Unrealized (losses) gains on pension benefits	(6,775)	195	(6,580)
Unrealized losses on cash flow hedges	(737)	(7,788)	(8,525)
Accumulated other comprehensive loss, net of income taxes	$(8,341)	$(421)	$(8,762)

The following represents the reclassifications out of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended		Affected Line Item
	June 30,	June 30,	June 30,	June 30,	in the Consolidated
(In thousands)	2020	2019	2020	2019	Statements of Income
Realized gains (losses) on sale of available for sale securities	$—	$201	$(15)	$201	Net securities gains (losses)
Amortization of defined benefit pension plan and defined benefit plan component of the SERP:
Prior service credit	19	19	38	38	Other operating expenses
Actuarial losses	(157)	(147)	(314)	(295)	Other operating expenses
Realized (losses) gains on cash flow hedges	(176)	466	(66)	1,022	Interest expense
Total reclassifications, before income tax	$(314)	$539	$(357)	$966
Income tax expense (benefit)	91	(157)	104	(282)	Income tax expense
Total reclassifications, net of income tax	$(223)	$382	$(253)	$684

14. RECENT ACCOUNTING PRONOUNCEMENTS

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

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB amended existing guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments are effective for public business entities that are an SEC filer, like the Company, for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendments should be applied prospectively. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition in the first annual period when the entity initially adopts the amendments. The adoption of ASU 2017-04 did not have an effect on the Company's consolidated financial statements.

ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in this ASU are effective for public business entities, like the Company, for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 did not have a material effect on the Company's consolidated financial statements.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic  conditions; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demands for loan products; demand for financial services; competition; changes in the quality and composition of BNB’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values; an unexpected increase in operating costs; expanded regulatory requirements; expenses related to our proposed merger with Dime Community Bancshares, Inc., unexpected delays related to the merger, or our inability to obtain regulatory approvals or satisfy other closing conditions required to complete the merger; and other risk factors discussed elsewhere, and in our reports filed with the Securities and Exchange Commission. In addition, the COVID-19 pandemic is having an adverse impact on the Company, its customers and the communities it serves. The adverse effect of the COVID-19 pandemic on the Company, its customers and the communities where it operates may adversely affect the Company’s business, results of operations and financial condition for an indefinite period of time. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

COVID-19 Operational Update

In December 2019, a novel coronavirus was reported in China, and, in March 2020, the World Health Organization declared COVID-19 a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States, as many state and local governments, including New York, ordered non-essential businesses to close and residents to shelter in place at home.

In response to the COVID-19 outbreak, in the first quarter of 2020 we implemented our contingency plans to ensure the health and safety of our employees and customers. We modified access to our workplace to promote stay-at-home and social distancing mandates. We enhanced facility cleaning protocols and took additional safety measures at all of our locations. In addition, we provided additional paid time off for employees required to quarantine.

Our return to work phase-in began on July 6, 2020 for back office employees. Our branch network has returned to operating regular business hours. Our branch employees receive 100% weekly pay, regardless of the number of hours worked. All front-line employees received special payments for the team effort in issuing the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) loans.

Paycheck Protection Program

We are an active participant in the SBA PPP for small business customers.  As of June 30, 2020, we originated over 4,000 loans totaling $949.7 million. The top five industries were construction, professional, manufacturing, accommodation/food, and administrative. The mean and median PPP loan amounts were $233 thousand and $75 thousand, respectively.

The following table presents the outstanding balance and range of loan size of our PPP loans as of June 30, 2020:

(Dollars in thousands)	Number of	Outstanding
Range of Loan Size	Loans	Balance
$150 and Below	2,813	$146,641
Between $150 and $350	664	152,436

Between $350 and $2,000	536	415,098
Over $2,000	65	235,487
Total	4,078	$949,662

Substantially all of the PPP loans we originated have a two-year term and a 1% interest rate. Subsequent Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act) changes extended the maturities of these loans to potentially five years at the borrower’s option. Any changes are expected to be made at the end of the interest only phase and are expected to coincide with the forgiveness process. The SBA pays us fees ranging from 1% to 5% per loan depending on the loan principal amount. Fee income from processing PPP loans is amortized as a yield adjustment over the life of the loan. PPP loans are fully guaranteed by the SBA.

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

COVID-19 Loan Moratoriums and Forbearance Programs

We are supporting our customers who may experience financial difficulty due to COVID-19 through loan moratoriums and forbearance programs. We began offering 90-day payment modifications on a case-by-case basis to those customers whose income was adversely impacted by COVID-19. The loan modifications in this program primarily consist of three-month deferrals of interest and principal payments. As of July 20, 2020, we have approved 500 loan moratoriums totaling $632.6 million, or 13.6% of total loan balances. Approximately $400 million of these loans have reached the end of their three-month deferral period. Of these loans, 54% have returned to making their agreed-on payments, 36% have requested an extension and 10% are pending. Extensions are being granted on a case-by-case basis.

The following table presents the major classifications of our loan moratoriums as of July 20, 2020:

	Number of	Carrying
(Dollars in thousands)	Loans	Amount
Commercial real estate mortgage loans-owner occupied	71	$103,221
Commercial real estate mortgage loans-non-owner occupied and multi-family	152	426,557
Commercial and industrial loans	194	62,884
Residential real estate mortgage loans/Consumer loans	83	39,946
Total	500	$632,608

The industries we identified as most significantly impacted by the COVID-19 pandemic based on the potential risk to cash flows are hotels, restaurants, passenger transportation, leisure, museums and catering.

Community Support

We continue to support our communities during the COVID-19 pandemic by pledging a total of $1.8 million to support COVID-19 affected communities, including $500 thousand in grants to non-profit partners working on the COVID-19 relief effort in our footprint. These grants are focused on organizations working to address meeting the basic needs of the vulnerable populations, providing emergency food, and health services. We have partnered with local governments to help coordinate emergency relief.  The PPP loans we funded also benefitted hundreds of non-profit partners. A portion of the fees generated by the PPP will be set aside to increase funding for local organizations.

Significant Events

Merger Agreement with Dime Community Bancshares, Inc.

On July 1, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dime Community Bancshares, Inc. (“Dime”). The Merger Agreement, which was unanimously approved by the board of directors of both companies, provides that upon the terms and subject to the conditions set forth therein, Dime will merge with and into the Company (the “Merger”), with the Company as the surviving corporation under the name “Dime Community Bancshares, Inc.” (the “Surviving Corporation”). The Surviving Corporation will be headquartered in Hauppauge, New York, and will have a corporate office located in New York, New York. At the effective time of the Merger (the “Effective Time”), each outstanding share of Dime common stock, par value $0.01 per share (the “Dime Common Stock”), will be converted into the right to receive 0.6480 shares of the Company’s common stock, par value $0.01 per share (the “Merger Consideration”).

At the Effective Time, each outstanding share of Dime’s Series A preferred stock, par value $0.01 (the “Dime Preferred Stock”), will be converted into the right to receive one share of a newly created series of Company preferred stock having the same powers, preferences and rights as the Dime Preferred Stock.

Following the Merger, Dime Community Bank, a New York-chartered commercial bank and a wholly-owned subsidiary of Dime, will merge with and into BNB Bank, a New York-chartered commercial bank and a wholly-owned subsidiary of the Company, with BNB Bank as the surviving bank, under the name “Dime Community Bank.”

The Merger Agreement provides certain termination rights for both the Company and Dime and further provides that a termination fee of $18.0 million will be payable by Dime to the Company, or by the Company to Dime, upon termination of the Merger Agreement under certain circumstances.

Upon completion of the transaction, which is subject to both Dime and Company shareholder approval, Dime shareholders will own approximately 52% and the Company’s shareholders will own approximately 48% of the combined company.

Following the Merger, the Surviving Corporation’s board of directors will, until the third anniversary of the completion of the Merger, have twelve directors, consisting of six directors from the Company (the “Legacy Company Directors”) and six directors from Dime (the “Legacy Dime Directors”), unless determined otherwise by 75% of the Surviving Corporation’s board of directors. For the period ending on the third anniversary of the completion of the Merger, Legacy Company Directors will nominate directors for any vacancy on the Surviving Corporation’s board of directors resulting from the vacancy of a Legacy Company Director, and Legacy Dime Directors will nominate directors for any vacancy on the Surviving Corporation’s board of directors resulting from the vacancy of a Legacy Dime Director.

The Merger is expected to close in the first quarter of 2021. The completion of the Merger is subject to customary conditions, including, among others, (1) the approval of the Merger Agreement and the transactions contemplated thereby, as applicable, by Dime’s shareholders and the Company’s shareholders, (2) authorization for listing on the Nasdaq Stock Market of the shares of Company’s common stock to be issued in the Merger, (3) the effectiveness of the Registration Statement on Form S-4 (the “Registration Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) to register the Company’s common stock to be issued in the Merger, (4) the absence of any order, decree or injunction preventing the completion of the Merger, and (5) the receipt or waiver of required regulatory approvals. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement and (iii) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The foregoing description of the proposed Merger and the Merger Agreement is not complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 2.1.

Quarterly Highlights

●	Net income for the 2020 second quarter of $10.7 million, or $0.54 per diluted share, compared to $10.7 million, or $0.53 per diluted share for the 2019 second quarter.
●	Net interest income increased to $40.4 million for the second quarter of 2020 compared to $35.5 million in 2019.
●	Tax-equivalent net interest margin was 3.00% for the second quarter of 2020 compared to 3.30% for the 2019 period.
●	Total assets of $6.2 billion at June 30, 2020, increased $1.2 billion compared to December 31, 2019 and increased $1.4 billion compared to June 30, 2019.
●	Total loans held for investment at June 30, 2020 totaled $4.6 billion, an increase of $940.5 million, or 25.6%, from December 31, 2019 and an increase of $1.2 billion, or 34.7%, over June 30, 2019.
●	Loan and line of credit originations of $1.1 billion for the second quarter of 2020, inclusive of $950.0 million PPP loans.
●	Total deposits of $5.1 billion at June 30, 2020, increased $1.3 billion from December 31, 2019 and increased $1.2 billion compared to June 30, 2019.
●	Provision for credit losses of $4.5 million included approximately $3.5 million related to our estimate of the economic impact of the COVID-19 pandemic. Additionally, we recorded a $2.6 million charge related to our one loan held for sale.
●	Allowance for credit losses to total loans was 0.94% at June 30, 2020 compared to 0.89% at December 31, 2019.
●	A cash dividend of $0.24 per share was declared in July 2020 for the second quarter.

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

Critical Accounting Policies

Allowance for Credit Losses

On January 1, 2020, we adopted the CECL Standard, which requires that loans held for investment be accounted for under the current expected credit losses model. Although the CARES Act provided the option to delay the adoption of the current expected credit loss model until the earlier of December 31, 2020 or the termination of the current national emergency declaration related to the COVID-19 outbreak, we implemented the CECL Standard in the first quarter of 2020 as previously planned. The allowance for credit losses is established and maintained through a provision for credit losses based on expected losses inherent in our loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. Management monitors its entire loan portfolio regularly, with consideration given to detailed analysis of classified loans, repayment patterns, past loss experience, various types of concentrations of credit, current economic conditions, and reasonable and supportable forecasts. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged against the allowance.

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

The Credit Risk Management Committee (“CRMC”) is comprised of management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the CRMC, based on its risk assessment of the entire portfolio. Each quarter, members of the CRMC meet with the Credit Risk Committee of our Board of Directors to review credit risk trends and the adequacy of the allowance for credit losses. Based on the CRMC’s review of the classified loans, delinquency and charge-off trends, current economic conditions, reasonable and supportable forecasts, and the overall allowance levels as they relate to the entire loan portfolio at June 30, 2020 and December 31, 2019, we believe the allowance for credit losses has been established at levels sufficient to cover the expected losses inherent in our loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for credit losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding the allowance for credit losses, see Note 6 of the Notes to the Consolidated Financial Statements.

Net Income

Net income for the three months ended June 30, 2020 was $10.7 million and $0.54 per diluted share which was in line with the same period in 2019.  Changes in net income for the three months ended June 30, 2020 compared to June 30, 2019 include: (i) a $4.9 million, or 13.8%, increase in net interest income; (ii) a $1.0 million, or 28.6%, increase in the provision for credit losses; (iii) a $3.2 million, or 59.0% decrease in non-interest income; (iv) a $0.4 million, or 1.6%, increase in non-interest expense; and (v) a $0.3 million, or 9.4%, increase in income tax expense.

Net income for the six months ended June 30, 2020 was $20.0 million and $1.00 per diluted share as compared to $23.6 million and $1.18 per diluted share for the same period in 2019.  Changes in net income for the six months ended June 30, 2020 compared to June 30, 2019 include: (i) a $7.2 million, or 10.4%, increase in net interest income; (ii) a $5.4 million, or 131.7%, increase in the provision for credit losses; (iii) a $3.2 million, or 30.3% decrease in non-interest income; (iv) a $2.6 million, or 5.7%, increase in non-interest expense; and (v) a $0.5 million, or 7.5%, decrease in income tax expense.

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

	Three Months Ended June 30,
	2020			2019
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans, net (1)(2)	$4,429,423	$42,044	3.82%	$3,373,601	$40,000	4.76%
Mortgage-backed securities, CMOs and other asset-backed securities	473,939	2,570	2.18	676,100	4,444	2.64
Taxable securities	148,259	988	2.68	148,906	1,187	3.20
Tax-exempt securities (2)	25,020	238	3.83	35,025	309	3.54
Deposits with banks	365,770	112	0.12	102,515	599	2.34
Total interest-earning assets (2)	5,442,411	45,952	3.40	4,336,147	46,539	4.30
Non-interest-earning assets:
Cash and due from banks	75,035			81,823
Other assets	396,197			319,897
Total assets	$5,913,643			$4,737,867

Interest-bearing liabilities:
Savings, NOW and money market deposits	$2,462,348	$2,285	0.37%	$2,202,916	$6,997	1.27%
Certificates of deposit of $100,000 or more	224,043	913	1.64	211,357	1,079	2.05
Other time deposits	98,952	361	1.47	61,206	288	1.89
Federal funds purchased and repurchase agreements	1,659	1	0.24	25,246	158	2.51
FHLB advances	341,099	723	0.85	243,322	1,178	1.94
Subordinated debentures	78,968	1,135	5.78	78,827	1,135	5.78
Total interest-bearing liabilities	3,207,069	5,418	0.68	2,822,874	10,835	1.54
Non-interest-bearing liabilities:
Demand deposits	2,061,371			1,365,279
Other liabilities	144,541			78,278
Total liabilities	5,412,981			4,266,431
Stockholders' equity	500,662			471,436
Total liabilities and stockholders' equity	$5,913,643			$4,737,867

Net interest income/net interest rate spread (2) (3)		40,534	2.72%		35,704	2.76%
Net interest-earning assets	$2,235,342			$1,513,273
Net interest margin (2) (4)			3.00%			3.30%
Tax-equivalent adjustment		(102)	(0.01)		(187)	(0.01)
Net interest income		$40,432			$35,517
Net interest margin (4)			2.99%			3.29%

Ratio of interest-earning assets to interest-bearing liabilities			169.70%			153.61%
(1)	Amounts are net of deferred origination costs/(fees) and the allowance for credit losses, and include loans held for sale.
(2)	Presented on a tax-equivalent basis based on the U.S. federal statutory tax rate of 21%.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2020			2019
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans, net (1)(2)	$4,053,220	$81,854	4.06%	$3,324,985	$77,659	4.71%
Mortgage-backed securities, CMOs and other asset-backed securities	502,340	5,610	2.25	682,214	9,233	2.73
Taxable securities	176,912	2,316	2.63	151,198	2,451	3.27
Tax-exempt securities (2)	26,303	498	3.81	39,449	698	3.57
Deposits with banks	228,827	379	0.33	97,128	1,143	2.37
Total interest-earning assets(2)	4,987,602	90,657	3.66	4,294,974	91,184	4.28
Non-interest-earning assets:
Cash and due from banks	81,365			80,722
Other assets	377,381			316,305
Total assets	$5,446,348			$4,692,001

Interest-bearing liabilities:
Savings, NOW and money market deposits	$2,341,485	$6,540	0.56%	$2,161,720	$13,366	1.25%
Certificates of deposit of $100,000 or more	219,272	1,949	1.79	207,936	2,062	2.00
Other time deposits	96,440	776	1.62	90,088	850	1.90
Federal funds purchased and repurchase agreements	15,617	79	1.02	16,517	203	2.48
FHLB advances	297,236	1,756	1.19	243,306	2,276	1.89
Subordinated debentures	78,950	2,270	5.78	78,810	2,270	5.81
Total interest-bearing liabilities	3,049,000	13,370	0.88	2,798,377	21,027	1.52
Non-interest-bearing liabilities:
Demand deposits	1,767,666			1,349,476
Other liabilities	128,563			78,677
Total liabilities	4,945,229			4,226,530
Stockholders' equity	501,119			465,471
Total liabilities and stockholders' equity	$5,446,348			$4,692,001

Net interest income/interest rate spread (2) (3)		77,287	2.78%		70,157	2.76%
Net interest-earning assets	$1,938,602			$1,496,597
Net interest margin (2) (4)			3.12%			3.29%
Tax-equivalent adjustment		(205)	(0.01)		(317)	(0.01)
Net interest income		$77,082			$69,840
Net interest margin (4)			3.11%			3.28%

Ratio of interest-earning assets to interest-bearing liabilities			163.58%			153.48%
(1)Amounts are net of deferred origination costs/(fees) and the allowance for credit losses, and include loans held for sale.
(2)Presented on a tax-equivalent basis based on the U.S. federal statutory tax rate of 21%.
(3)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 Over 2019			2020 Over 2019
	Changes Due To			Changes Due To
			Net			Net
(In thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income on interest-earning assets:
Loans, net (1) (2)	$40,140	$(38,096)	$2,044	$29,062	$(24,867)	$4,195
Mortgage-backed securities, CMOs and other asset-backed securities	(1,184)	(690)	(1,874)	(2,167)	(1,456)	(3,623)
Taxable securities	(5)	(194)	(199)	834	(969)	(135)
Tax-exempt securities (2)	(213)	142	(71)	(324)	124	(200)
Deposits with banks	2,968	(3,455)	(487)	1,958	(2,722)	(764)
Total interest income on interest-earning assets (2)	41,706	(42,293)	(587)	29,363	(29,890)	(527)

Interest expense on interest-bearing liabilities:
Savings, NOW and money market deposits	4,979	(9,691)	(4,712)	2,996	(9,822)	(6,826)
Certificates of deposit of $100,000 or more	362	(528)	(166)	261	(374)	(113)
Other time deposits	432	(359)	73	141	(215)	(74)
Federal funds purchased and repurchase agreements	(80)	(77)	(157)	(10)	(114)	(124)
FHLB advances	2,022	(2,477)	(455)	1,078	(1,598)	(520)
Subordinated debentures	—	—	—	12	(12)	—
Total interest expense on interest-bearing liabilities	7,715	(13,132)	(5,417)	4,478	(12,135)	(7,657)
Net interest income (2)	$33,991	$(29,161)	$4,830	$24,885	$(17,755)	$7,130
(1)	Amounts are net of deferred origination costs/(fees) and the allowance for credit losses, and include loans held for sale.
(2)	Presented on a tax-equivalent basis based on the U.S. federal statutory tax rate of 21%.

Analysis of Net Interest Income for the Three Months Ended June 30, 2020 and 2019

Net interest income was $40.4 million for the three months ended June 30, 2020 compared to $35.5 million for the three months ended June 30, 2019. Average net interest-earning assets increased $722.1 million to $2.2 billion for the three months ended June 30, 2020 compared to $1.5 billion for the three months ended June 30, 2019. The increase in average net interest-earning assets was primarily driven by loan growth in the commercial and industrial portfolio and a rise in deposits with banks, partially offset by increases in average borrowings and average deposits, and a decrease in average investment securities. Tax-equivalent net interest margin decreased to 3.00% for the three months ended June 30, 2020 compared to 3.30% for the three months ended June 30, 2019. The decrease in tax-equivalent net interest margin for 2020 compared to 2019 reflects the lower average yield on our loan portfolio and significantly higher levels of cash earning  low average yields, partially offset by lower overall funding costs, due in part to federal funds rate decreases during the third and fourth quarter of 2019 and the first quarter of 2020. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark federal funds rate to a target range of 0% to 0.25% during the 2020 first quarter. We took this opportunity to lower our funding costs and stabilize our net interest margin.

Total interest income decreased $0.5 million, or 1.1%, to $45.9 million for the three months ended June 30, 2020 from $46.4 million for the same period in 2019. The average interest-earning assets increased $1.1 billion, or 25.5%, to $5.4 billion for the three months ended June 30, 2020 compared to $4.3 billion for the same period in 2019. The increase in average interest-earning assets for the three months ended June 30, 2020 compared to 2019 reflects loan growth in the commercial and industrial portfolio driven by PPP loan originations, and a rise in deposits with banks driven by deposit growth, partially offset by a decrease in average investment securities. The decline in economic activity during the COVID-19 shut-down resulted in more of our customers increasing their deposits, which raised our average deposits with banks in the current quarter. The tax-equivalent average yield on interest-earning assets was 3.40% for the quarter ended June 30, 2020 compared to 4.30% for the quarter ended June 30, 2019. The PPP loans and excess liquidity in banks had the effect of depressing our net interest margin in the current quarter.

Interest income on loans increased $2.1 million to $42.0 million for the three months ended June 30, 2020 over 2019, primarily due to growth in the commercial and industrial loan portfolio, partially offset by a decrease in yield on loans. For the three months ended June 30, 2020, average loans grew by $1.0 billion, or 31.3%, to $4.4 billion as compared to $3.4 billion for the same period in 2019. The tax-equivalent yield on average loans was 3.82% for the second quarter of 2020 compared to 4.76% for the same period in 2019. The average balance of loans for the quarter ended June 30, 2020 includes $721.6 million of PPP loans with an average yield of 2.55%. The PPP loans had the effect of decreasing the tax-equivalent yield by 24 basis points in the current quarter. We remain committed to growing loans with prudent underwriting, sensible pricing, and limited credit and extension risk.

Interest income on investment securities decreased $2.2 million to $3.7 million for the three months ended June 30, 2020 compared to $5.9 million for the same period in 2019, primarily due to a decrease in the average balance of investment securities and a lower average yield on investment securities.  Interest income on securities included net amortization of premiums on securities of $0.8 million for the three months ended June 30, 2020 compared to $0.9 million for the same period in 2019. For the three months ended June 30, 2020, average total investment securities decreased by $212.8 million, or 24.7%, to $647.2 million as compared to $860.0 million for the same period in 2019. The decline in tax-equivalent average yield on total investment securities to 2.36% for the three months ended June 30, 2020 compared to 2.77% in the same period in 2019 reflected the impact of the 150 basis point reduction in the benchmark federal funds rate by the Federal Reserve in March 2020 and the related decline in market interest rates available on securities purchases.

Total interest expense decreased to $5.4 million for the three months ended June 30, 2020 as compared to $10.8 million for the same period in 2019. The decrease in interest expense for the three months ended June 30, 2020 is a result of the decrease in the cost of average interest-bearing liabilities, partially offset by an increase in average deposits and average borrowings. The cost of average interest-bearing liabilities was 0.68% for the three months ended June 30, 2020 and 1.54% for the three months ended June 30, 2019. The decrease in the cost of average interest-bearing liabilities is primarily due to federal funds rate decreases during the third and fourth quarter of 2019 and the first quarter of 2020. Average total interest-bearing liabilities were $3.2 billion for the three months ended June 30, 2020 and $2.8 billion for the same period in 2019 due to increases in average deposits and average borrowings.

Average total deposits increased to $4.8 billion for the three months ended June 30, 2020, compared to $3.8 billion for the three months ended June 30, 2019 primarily due to a rise in average demand deposits and average savings, NOW and money market accounts. Average demand deposits totaled $2.1 billion for the three months ended June 30, 2020 compared to $1.4 billion for the three months ended June 30, 2019. The increase in demand deposits was driven by an inflow of deposits from PPP loan customers in the second quarter of 2020. The average balance of savings, NOW and money market accounts increased $259.4 million, or 11.8%, to $2.5 billion for the three months ended June 30, 2020 compared to $2.2 billion for the three months ended June 30, 2019. The cost of average savings, NOW and money market deposits was 0.37% for the 2020 second quarter compared to 1.27% for the 2019 second quarter. Average balances in certificates of deposit increased $50.4 million, or 18.5%, to $323.0 million for the three months ended June 30, 2020 compared to $272.6 million for the three months ended June 30, 2019. The cost of average certificates of deposit decreased to 1.59% for the three months ended June 30, 2020 compared to 2.01% for the same period in 2019. Average public fund deposits comprised 17.5% of total average deposits during the 2020 second quarter and 16.2% for the 2019 second quarter.

Average federal funds purchased and repurchase agreements decreased $23.6 million, to $1.6 million for the three months ended June 30, 2020 compared to $25.2 million for the same period in 2019. The cost of average federal funds purchased and repurchase agreements was 0.24% for the 2020 second quarter compared to 2.51% for the 2019 second quarter. Average FHLB advances increased $97.8 million, or 40.2%, to $341.1 million for the three months ended June 30, 2020 compared to $243.3 million for the three months ended June 30, 2019.

Analysis of Net Interest Income for the Six Months Ended June 30, 2020 and 2019

Net interest income was $77.1 million for the six months ended June 30, 2020 compared to $69.8 million for the six months ended June 30, 2019. Average net interest-earning assets increased $442.0 million to $1.9 billion for the six months ended June 30, 2020 compared to $1.5 billion for the six months ended June 30, 2019. The increase in average net interest-earning assets was primarily driven by loan growth in the commercial and industrial portfolio, and a rise in deposits with banks, partially offset by increases in average borrowings and average deposits, and a decrease in average investment securities. Tax-equivalent net interest margin decreased to 3.12% for the six months ended June 30, 2020 compared to 3.29% for the six months ended June 30, 2019. The decrease in tax-equivalent net interest margin for 2020 compared to 2019 reflects the lower average yield on our loan portfolio and significantly higher levels of cash earning low average yields, partially offset by lower overall funding costs, due in part to federal funds rate decreases during the third and fourth quarter of 2019 and the first quarter of 2020. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark federal funds rate to a target range of 0% to 0.25% during the 2020 first quarter. We took this opportunity to lower our funding costs and stabilize our net interest margin.

Total interest income decreased $0.4 million, or 0.5%, to $90.5 million for the six months ended June 30, 2020 from $90.9 million for the same period in 2019, as average interest-earning assets increased $692.6 million, or 16.1%, to $5.0 billion for the six months ended June 30, 2020 compared to $4.3 billion for the same period in 2019. The increase in average interest-earning assets for the six months ended June 30, 2020 compared to 2019 reflects growth in the commercial and industrial portfolio driven by PPP loan originations, and a rise in deposits with banks driven by deposit growth, partially offset by a decrease in average investment securities. The decline in economic activity during the COVID-19 shut-down resulted in more of our customers increasing their deposits, which raised our average deposits with banks in the current year. The tax-equivalent average yield on interest-earning assets was 3.66% for the six months ended June 30, 2020 compared to 4.28% for the six months ended June 30, 2019. The PPP loans and excess liquidity in banks had the effect of depressing our net interest margin in the current year.

Interest income on loans increased $4.2 million to $81.9 million for the six months ended June 30, 2020 over 2019, primarily due to growth in the commercial and industrial loan portfolio, partially offset by a decrease in yield on loans. For the six months ended June 30, 2020, average loans grew by $728.2 million, or 21.9%, to $4.1 billion as compared to $3.3 billion for the same period in 2019. The tax-equivalent yield on average loans was 4.06% for the six months ended June 30, 2020 compared to 4.71% for the same period in 2019. The average balance of loans for the six months ended June 30, 2020 includes $360.8 million of PPP loans with an average yield of 2.55%. The PPP loans had the effect of decreasing the tax-equivalent yield by 15 basis points in 2020. We remain committed to growing loans with prudent underwriting, sensible pricing, and limited credit and extension risk.

Interest income on investment securities decreased $3.9 million to $8.3 million for the six months ended June 30, 2020 compared to $12.2 million for the same period in 2019, primarily due to a decrease in the average balance of investment securities and a lower average yield on investment securities.  Interest income on securities included net amortization of premiums on securities of $1.5 million for the six months ended June 30, 2020 and for the same period in 2019. For the six months ended June 30, 2020, average total investment securities decreased by $167.3 million, or 19.2%, to $705.6 million as compared to $872.9 million for the same period in 2019. The decline in tax-equivalent average yield on total investment securities to 2.40% for the six months ended June 30, 2020 compared to 2.86% in the same period in 2019 reflected the impact of the reductions in the benchmark federal funds rate by the Federal Reserve in the third and fourth quarter of 2019, and the first quarter of 2020, and the related decline in market interest rates available on securities purchases.

Total interest expense decreased to $13.4 million for the six months ended June 30, 2020 as compared to $21.0 million for the same period in 2019. The decrease in interest expense for the six months ended June 30, 2020 is a result of the decrease in the cost of average interest-bearing liabilities, partially offset by an increase in average deposits and average borrowings. The cost of average interest-bearing liabilities was 0.88% for the six months ended June 30, 2020 and 1.52% for the six months ended June 30, 2019. The decrease in the cost of average interest-bearing liabilities is primarily due to federal funds rate decreases during the third and fourth quarter of 2019 and the first quarter of 2020. Average total interest-bearing liabilities were $3.0 billion for the six months ended June 30, 2020 and $2.8 billion for the same period in 2019 due to increases in average deposits and average borrowings.

Average total deposits increased to $4.4 billion for the six months ended June 30, 2020, compared to $3.8 billion for the six months ended June 30, 2019 primarily due to an increase in average demand deposits and average savings, NOW and money market accounts. Average demand deposits totaled $1.8 billion for the six months ended June 30, 2020 compared to $1.3 billion for the six months ended June 30, 2019. The increase in demand deposits was primarily driven by an inflow of deposits from PPP loan customers in the second quarter of 2020. The average balance of savings, NOW and money market accounts increased $179.8 million, or 8.3%, to $2.3 billion for the six months ended June 30, 2020 compared to $2.2 billion for the six months ended June 30, 2019. The cost of average savings, NOW and money market deposits was 0.56% for the 2020 second quarter compared to 1.25% for the 2019 second quarter. Average balances in certificates of deposit increased $17.7 million, or 5.9%, to $315.7 million for the six months ended June 30, 2020 compared to $298.0 million for the six months ended June 30, 2019. The cost of average certificates of deposit decreased to 1.74% for the six months ended June 30, 2020 compared to 1.97% for the same period in 2019. Average public fund deposits comprised 18.2% of total average deposits during the six months ended June 30, 2020 and 16.2% for the same period in 2019.

Average federal funds purchased and repurchase agreements decreased $0.9 million, to $15.6 million for the six months ended June 30, 2020 compared to $16.5 million for the same period in 2019. The cost of average federal funds purchased and repurchase agreements was 1.02% for the six months ended June 30, 2020 compared to 2.48% for the same period in 2019. Average FHLB advances increased $53.9 million, or 22.2%, to $297.2 million for the six months ended June 30, 2020 compared to $243.3 million for the six months ended June 30, 2019.

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

Based on our adoption of the CECL Standard on January 1, 2020, our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio, the net charge-offs, and current and forecasted economic conditions, a provision for credit losses of $4.5 million and $9.5 million was recorded during the three and six months ended June 30, 2020, respectively, compared to a provision for credit losses of $3.5 million and $4.1 million, respectively, during the same periods in 2019. The increase in the second quarter 2020 allowance for credit losses is primarily related to the reasonable and supportable forecast component of the newly adopted CECL standard which includes the impact of COVID-19, coupled with an increase in the specific reserves and reserves on PPP loans, partially offset by decreases in the outstanding balances of commercial and industrial lines of credit and changes in other qualitative factors resulting from changes in the loan portfolio.  We believe, based on all of the evidence gathered to date, that COVID-19 has had a more profound impact on economic activity in the first half of 2020 than anticipated during the first quarter analysis and will continue to have a material impact on economic conditions in 2020.  Evidence also suggests that the recovery may be more gradual than previously expected. We still believe the economic degradation will be shorter-term in nature and expect to see an economic recovery begin in 2021 during the second year of our CECL forecast time horizon.

Net charge-offs were $0.3 million for the quarter ended June 30, 2020, compared to net charge-offs of $4.1 million for the quarter ended June 30, 2019. Net charge-offs were $0.5 million for the six months ended June 30, 2020, compared to net charge-offs of $4.3 million for the six months ended June 30, 2019. The net charge-offs during the quarter and six months ended June 30, 2019 relate primarily to the $3.7 million charge-off related to one CRE loan totaling $16.3 million which was written down to the loan’s estimated fair value of $12.6 million and moved into loans held for sale as of June 30, 2019. The ratio of the allowance for credit losses to non-accrual loans was 561%, 750% and 566%, at June 30, 2020, December 31, 2019, and June 30, 2019, respectively. The allowance for credit losses totaled $43.4 million at June 30, 2020 as compared to $32.8 million at December 31, 2019 and $31.2 million at June 30, 2019. The allowance as a percentage of total loans was 0.94% at June 30, 2020, compared to 0.89% at December 31, 2019 and 0.91% at June 30, 2019. We continue to carefully monitor the loan portfolio, real estate trends in Nassau and Suffolk Counties and the New York City boroughs, and current and forecasted economic conditions. Loans totaling $84.7 million, or 1.8%, of total loans at June 30, 2020 were categorized as classified loans compared to $88.3 million, or 2.4%, at December 31, 2019 and $74.2 million, or 2.2%, at June 30, 2019. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans because we have information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly.

At June 30, 2020, $30.3 million of classified loans were commercial real estate (“CRE”) loans. Of the $30.3 million of CRE loans, $27.9 million were current and $2.4 million were past due. At June 30, 2020, $16.9 million of classified loans were residential real estate loans, with $13.2 million current and $3.7 million past due. Commercial, industrial, and agricultural loans represented $35.1 million of classified loans, with $31.1 million current and $4.0 million past due. Taxi medallion loans represented $9.6 million of the classified commercial, industrial and agricultural loans at June 30, 2020. All of our taxi medallion loans are collateralized by New York City medallions and have personal guarantees. As of June 30, 2020, substantially all of our taxi medallion loans were on payment moratoriums.  All taxi medallion loans were current prior to their payment moratorium. No new originations of taxi medallion loans are currently planned and we expect these balances to continue to decline through amortization and pay-offs.  At June 30, 2020, there was $1.1 million of classified real estate construction and land loans, which were past due; $0.9 million of classified consumer loans substantially all of which were current; and $0.4 million of classified multi-family loans which were current.

CRE loans, including multi-family loans, represented $2.4 billion, or 52.5%, of the total loan portfolio at June 30, 2020 compared to $2.4 billion, or 64.8%, at December 31, 2019 and $2.1 billion, or 60.4%, at June 30, 2019. Our underwriting standards for CRE loans require an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, our underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. We consider charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on CRE values when evaluating the appropriate level of the allowance for credit losses.

As of June 30, 2020, we had $12.3 million in collateral dependent loans which were individually evaluated, with a specific reserve of $7.4 million. The increase in individually evaluated loans and the related reserve during the 2020 second quarter relates primarily to taxi loans. As of June 30, 2020, taxi loans were changed from being collectively evaluated to individually evaluated.  While our collectively evaluated taxi loans were all performing in accordance with the terms of the renewals, the COVID-19 pandemic brought New York City to a halt and the taxi industry, like many others, suffered greatly. Substantially all of our taxi borrowers requested payment moratoriums and until such time as business fully resumes and cash flows return to normal, we feel it is most appropriate to value the taxi loans assuming they are collateral dependent. As of December 31, 2019, we had individually impaired loans as defined by FASB ASC No. 310, “Receivables” (prior to adoption of the CECL Standard) of $27.0 million, with a specific reserve totaling $4.7 million. Impaired loans include individually classified non-accrual loans and troubled debt restructuring loans (“TDRs”). At December 31, 2019, impaired loans also included $1.1 million in other impaired performing loans which were related to borrowers with other performing TDRs. Upon adoption of the CECL Standard on January 1, 2020, we re-evaluated our impaired loans to determine which loans should be evaluated on a collective (pooled) basis and which loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis and therefore should be individually evaluated. The majority of our impaired loans at December 31, 2019 were performing TDRs where there was no write-off of principal as a result of the restructure and interest was at a market rate.  We concluded the risks associated with these loans were consistent with the other pooled loans and therefore they were appropriately evaluated on a collective (pooled) basis under the CECL Standard.

Non-accrual loans were $7.7 million, or 0.17%, of total loans, at June 30, 2020, and $4.4 million, or 0.12% of total loans at December 31, 2019. TDRs represent $3.1 million of the non-accrual loans at June 30, 2020 and $405 thousand of the non-accrual loans at December 31, 2019. The increase in non-accrual TDRs is primarily due to one TDR relationship totaling $2.7 million at June 30, 2020 becoming non-accrual during the second quarter.

There was no other real estate owned at June 30, 2020 and December 31, 2019.

The following table presents changes in the allowance for credit losses:

	Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019
Beginning balance	$32,786	$31,418
Impact of adopting CECL	1,625	—
Charge-offs:
Commercial real estate mortgage loans	(1)	(3,670)
Residential real estate mortgage loans	—	—
Commercial, industrial and agricultural loans	(533)	(796)
Installment/consumer loans	(2)	(4)
Total	(536)	(4,470)
Recoveries:
Commercial real estate mortgage loans	—	—
Residential real estate mortgage loans	2	111
Commercial, industrial and agricultural loans	24	12
Installment/consumer loans	—	—
Total	26	123
Net charge-offs	(510)	(4,347)
Provision for credit losses charged to operations	9,500	4,100
Ending balance	$43,401	$31,171

Allocation of Allowance for Credit Losses

The following table presents the allocation of the total allowance for credit losses by loan classification:

	June 30, 2020		December 31, 2019
		Percentage of Loans		Percentage of Loans
(Dollars in thousands)	Amount	to Total Loans	Amount	to Total Loans
Commercial real estate mortgage loans	$6,993	34.3%	$12,150	42.7%
Multi-family mortgage loans	1,628	18.2	4,829	22.1
Residential real estate mortgage loans	3,692	10.1	1,882	13.4
Commercial, industrial and agricultural loans	26,949	35.1	12,583	18.5
Real estate construction and land loans	2,620	1.8	1,066	2.6
Installment/consumer loans	1,519	0.5	276	0.7
Total	$43,401	100.0%	$32,786	100.0%

Non-Interest Income

Total non-interest income during the three months ended June 30, 2020 was $2.3 million compared to $5.5 million for the three months ended June 30, 2019. The decline in non-interest income in the current quarter compared to 2019 was attributable to a $2.6 million decrease in  fair value of one loan held for sale, a $0.7 million decrease in service charges and other fees, a $0.4 million decrease in gain on sales of SBA loans, a $0.2 million decrease in other operating income, and $0.2 million of net securities gains recorded during the three months ended June 30, 2019, partially offset by a $0.8 million increase in loan swap fees.

Total non-interest income during the six months ended June 30, 2020 was $7.5 million compared to $10.7 million during the six months ended June 30, 2019. The decline in non-interest income in the current year compared to 2019 was attributable to a $2.6 million decrease in fair value of one loan held for sale, a $0.6 million decrease in service charges and other fees, a $0.5 million decrease in other operating income, a $0.2 million decrease in gain on sales of SBA loans, and $0.2 million of net securities gains recorded during the three months ended June 30, 2019, partially offset by a $0.9 million increase in loan swap fees.

During the second quarter of 2020, an additional write-down was recognized on our one CRE mortgage loan held for sale for the decrease in the estimated fair value of the loan by $2.6 million to $10.0 million through a valuation allowance which was charged against non-interest income in the consolidated statements of income.

Loan swap fees recorded on interest rate swaps increased to $1.3 million for the three months ended June 30, 2020, compared to $0.5 million for the three months ended June 30, 2019. Loan swap fees recorded on interest rate swaps increased to $2.6 million for the six months ended June 30, 2020, compared to $1.6 million for the six months ended June 30, 2019. We increased the notional amount of interest rate swaps to $1.0 billion at June 30, 2020, compared to $823.8 million at December 31, 2019. The loan swap program allows us to deliver fixed rate exposure to our customers while we retain a floating rate asset and generate fee income. These interest rate swap agreements do not qualify for hedge accounting treatment, and therefore changes in fair value are reported in non-interest income in the consolidated statements of income.

Non-Interest Expense

Total non-interest expense was $24.4 million during the three months ended June 30, 2020 compared to $24.0 million for the three months ended June 30, 2019. The increase was primarily due to higher technology and communications, salaries and benefits, and professional services expenses, partially offset by lower marketing and advertising expenses.

Total non-interest expense was $49.2 million during the six months ended June 30, 2020 compared to $46.6 million for the six months ended June 30, 2019. The increase was primarily due to higher salaries and benefits, technology and communications and professional services expenses, partially offset by lower marketing and advertising expenses, and FDIC assessments.

Salaries and benefits increased $0.3 million to $13.9 million for the three months ended June 30, 2020 compared to the same period in 2019. Technology and communications expenses increased $0.5 million to $2.4 million for the three months ended June 30, 2020 compared to the same period in the prior year. Marketing and advertising expenses decreased $0.5 million to $1.0 million for the three months ended June 30, 2020, compared to the same period in 2019. Professional services increased to $1.0 million in the second quarter of 2020 compared to $0.8 million in the second quarter of 2019. Other operating expenses decreased $0.2 million to $1.9 million for the three months ended June 30, 2020 compared to the same period in 2019.

Salaries and benefits increased $2.5 million to $29.5 million for the six months ended June 30, 2020 compared to the same period in 2019. Technology and communications expenses increased $0.9 million to $4.6 million for the six months ended June 30, 2020 compared to the same period in the prior year. Professional services increased to $2.0 million in the second quarter of 2020 compared to $1.6 million for the same period in 2019. Marketing and advertising expenses decreased $0.7 million to $1.8 million for the six months ended June 30, 2020, compared to the same period in 2019. FDIC assessments decreased to $0.5 million for the six months ended June 30, 2020, compared to $0.6 million for the same period in 2019, primarily due to FDIC assessment credits totaling $0.3 million in the 2020 period. Other operating expenses decreased $0.3 million to $3.5 million for the six months ended June 30, 2020 compared to the same period in 2019.

The rise in salaries and employee benefits in the three months ended and six months ended 2020 compared to 2019 reflects our objective to attract, retain, train and cultivate employees at all levels of the Company. In particular, we are focused on expanding and retaining our loan team as we continue to grow our loan portfolio.

The increase in technology and communications expenses in the current quarter and current year compared to 2019 reflects higher software maintenance and system services expenses as we increased our investment in technology and expanded our use of automation in the 2020 periods.

Income Taxes

Income tax expense was $3.1 million for the three months ended June 30, 2020 compared to $2.9 million for the three months ended June 30, 2019, reflecting higher income before income taxes and a higher effective tax rate in the 2020 period. The effective tax rate was 22.7% for the three months ended June 30, 2020 compared to 21.2% for the same period in 2019.

Income tax expense was $5.8 million for the six months ended June 30, 2020 compared to $6.3 million for the six months ended June 30, 2019, reflecting lower income before income taxes, partially offset by a higher effective tax rate in the 2020 period. The effective tax rate was 22.7% for the six months ended June 30, 2020 compared to 21.0% for the same period in 2019. We estimate we will record income tax at an effective tax rate of approximately 22.7% for the remainder of 2020.

Financial Condition

Total assets were $6.2 billion at June 30, 2020, $1.2 billion, or 25.0%, higher than December 31, 2019. The rise in total assets in 2020 reflects increases in loans held for investment and cash and cash equivalents, partially offset by a decrease in securities.

Cash and cash equivalents increased $372.6 million, or 317.9%, to $489.8 million at June 30, 2020 compared to December 31, 2019. Total securities decreased $126.8 million, or 15.8%, to $678.0 million at June 30, 2020 compared to December 31, 2019. Total loans held for investment, net, increased $940.5 million, or 25.6%, to $4.6 billion at June 30, 2020 compared to December 31, 2019, inclusive of PPP loans totaling $949.7 million. Net deferred loan fees were $17.3 million at June 30, 2020, inclusive of $26.0 million remaining unamortized net loan fees related to PPP loans. Our focus is on our ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality.

Total liabilities were $5.6 billion at June 30, 2020, $1.2 billion higher than December 31, 2019. The increase in total liabilities in 2020 was mainly due to deposit growth, attributable to PPP related deposits, partially offset by a decrease in FHLB advances.

Total deposits increased $1.3 billion, or 33.2%, to $5.1 billion at June 30, 2020, compared to December 31, 2019. The increase in total deposits in 2020 was largely attributable to higher demand deposits and savings, NOW and money market deposits. Demand deposits increased $645.2 million, or 42.5%, to $2.2 billion at June 30, 2020 compared to December 31, 2019. The rise in demand deposits in the second quarter of 2020 was primarily driven by an inflow of PPP-related deposits. Savings, NOW and money market deposits increased $630.5 million, or 31.7%, to $2.6 billion at June 30, 2020 compared to December 31, 2019. Certificates of deposit decreased $10.0 million, or 3.2%, to $298.0 million at June 30, 2020 compared to December 31, 2019. FHLB advances decreased $95.0 million to $340.0 million at June 30, 2020 compared to December 31, 2019.

Total stockholders' equity increased $5.5 million to $502.6 million at June 30, 2020 compared to $497.2 million at December 31, 2019. We adopted the CECL Standard on January 1, 2020, which resulted in a charge to retained earnings and reduction to stockholders’ equity of $1.5 million. The increase in stockholders’ equity was largely attributable to net income of $20.0 million, partially offset $9.6 million in dividends, $4.6 million in purchases of treasury stock, and other comprehensive loss, net of deferred income taxes, of $0.4 million. During the six months ended June 30, 2020, there were 179,620 shares purchased under the 2019 Stock Repurchase Program at a cost of $4.6 million.

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

The Holding Company’s principal sources of liquidity included cash and cash equivalents of $2.0 million as of June 30, 2020, and dividend capabilities from the Bank. Cash available for distribution of dividends to our shareholders is primarily derived from dividends paid by the Bank to the Company. For the six months ended June 30, 2020, the Bank paid $15.0 million in cash dividends to the Holding Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank's net income of that year combined with its retained net income of the preceding two years. As of June 30, 2020, the Bank had $65.5 million of retained net income available for dividends to the Holding Company. In the event the Holding Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Holding Company did not make any capital contributions to the Bank during the six months ended June 30, 2020.

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

The Bank's Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At June 30, 2020, the Bank had aggregate lines of credit of $418.0 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $398.0 million is available on an unsecured basis. As of June 30, 2020, the Bank had no overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of June 30, 2020, the Bank had no FHLB overnight borrowings outstanding and $340.0 million outstanding in FHLB term borrowings. As of December 31, 2019, the Bank had $195.0 million FHLB overnight borrowings outstanding and $240.0 million outstanding in FHLB term borrowings. The Bank had $1.7 million and $1.0 million at June 30, 2020 and December 31, 2019, respectively, of securities sold under agreements to repurchase outstanding with customers and no such agreements outstanding with brokers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of June 30, 2020, the Bank had $66.9 million outstanding in brokered certificates of deposit and $120.4 million outstanding in brokered money market accounts. As of December 31, 2019, the Bank had $77.3 million outstanding in brokered certificates of deposit and $85.1 million outstanding in brokered money market accounts.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital to risk-weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk-weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at June 30, 2020 and December 31, 2019.

Under the Basel III Capital Rules the Company and the Bank are subject to the following minimum capital to risk-weighted assets ratios: a) 4.5% based on common equity tier 1 capital ("CET1"); b) 6.0% based on tier 1 capital; and c) 8.0% based on total regulatory capital. A minimum leverage ratio (tier 1 capital as a percentage of total average assets) of 4.0% is also required under the Basel III Capital Rules. The Basel III Capital Rules additionally require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels. Including the capital conservation buffer, the Company and the Bank effectively are subject to the following minimum capital to risk-weighted assets ratios: a) 7.0% based on CET1; b) 8.5% based on tier 1 capital; and c) 10.5% based on total regulatory capital.

The Company and the Bank made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders' equity for the purposes of determining the regulatory capital ratios.

As of June 30, 2020, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution's category.

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

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at June 30, 2020 and December 31, 2019:

	June 30, 2020
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets:
Consolidated	$407,665	10.2%	$180,033	4.5%	$280,051	7.0%	n/a	n/a
Bank	485,337	12.1	180,022	4.5	280,035	7.0	$260,032	6.5%
Total capital to risk-weighted assets:
Consolidated	528,077	13.2	320,058	8.0	420,076	10.5	n/a	n/a
Bank	525,749	13.1	320,040	8.0	420,052	10.5	400,050	10.0
Tier 1 capital to risk-weighted assets:
Consolidated	407,665	10.2	240,043	6.0	340,061	8.5	n/a	n/a
Bank	485,337	12.1	240,030	6.0	340,042	8.5	320,040	8.0
Tier 1 capital to average assets:
Consolidated	407,665	7.0	232,386	4.0	n/a	n/a	n/a	n/a
Bank	485,337	8.4	232,392	4.0	n/a	n/a	290,489	5.0

	December 31, 2019
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets:
Consolidated	$397,800	10.2%	$176,121	4.5%	$273,967	7.0%	n/a	n/a
Bank	474,056	12.1	176,114	4.5	273,954	7.0	$254,386	6.5%
Total capital to risk-weighted assets:
Consolidated	510,862	13.1	313,105	8.0	410,950	10.5	n/a	n/a
Bank	507,118	13.0	313,091	8.0	410,932	10.5	391,363	10.0
Tier 1 capital to risk-weighted assets:
Consolidated	397,800	10.2	234,828	6.0	332,674	8.5	n/a	n/a
Bank	474,056	12.1	234,818	6.0	332,659	8.5	313,091	8.0
Tier 1 capital to average assets:
Consolidated	397,800	8.5	187,386	4.0	n/a	n/a	n/a	n/a
Bank	474,056	10.1	187,377	4.0	n/a	n/a	234,222	5.0

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

At June 30, 2020, $557.9 million, or 86.0%, of our available for sale and held to maturity securities had fixed interest rates. At June 30, 2020, $2.9 billion, or 62.3%, of our loan portfolio had adjustable or floating interest rates. Changes in interest rates affect the value of our interest-earning assets and, in particular, our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest-earning assets, which could adversely affect our stockholders' equity and results of operations if sold. We are also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans we originate and the average life of loans and securities, which can impact the yields earned on our loans and securities. In periods of decreasing interest rates, the average life of loans and securities we hold may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans.

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

In addition to the above scenarios, we consider other non-parallel rate shifts that would also exert pressure on earnings. The current low interest rate environment presents the possibility for a flattening of the yield curve, which presents a challenge to a bank, like us, that derives most of its revenue from net interest margin. During the six months ended June 30, 2020, the yield on U.S. Treasury 5-year notes decreased 140 basis points from 1.69% to 0.29%, while the yield on 3-month Treasury bills decreased 139 basis points from 1.55% to 0.16%. The 3-month/5-year Treasury spread decreased from 14 basis points at December 31, 2019 to 13 basis points at June 30, 2020, and continues to be considerably flat compared to the 3-month/5-year Treasury spread of 81 basis points at December 31, 2017. A continued flat or inverted yield curve in 2020 may adversely affect net interest income as borrowers tend to refinance higher-rate fixed rate loans at lower rates and we may not be able to reinvest those prepayments in assets earning interest rates as high as the rates on those prepaid assets.

The following reflects our net interest income sensitivity analysis at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$5,155	3.14%	$(3,256)	(1.98)%
100	2,528	1.54	(13,212)	(8.04)
Static	—	—	—	—
(100)	3,034	1.85	(19,692)	(11.98)

	December 31, 2019
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$1,028	0.70%	$12,075	8.21%
100	520	0.35	6,787	4.62
Static	—	—	—	—
(100)	(574)	(0.39)	(3,586)	(2.44)

As noted in the table above, a 200-basis point increase in interest rates is projected to increase net interest income by 3.14% in year 1 and decrease net interest income by 1.98% in year 2. Our balance sheet sensitivity to such a move in interest rates at June 30, 2020 increased as compared to December 31, 2019 (which was an increase of 0.70% in net interest income over a twelve-month period). This increase is the result of a higher portion of our loans repricing to market rates in addition to the increase in our floating rate portfolio over the last year. We also continue to show the ability to hold the costs of interest-bearing deposits to below market rates.  Overall, our strategy has been to proactively take advantage of the falling rate cycle in aggressively lowering deposit costs, ultimately dampening the effect of variable and adjustable rate loan repricing and additional fixed rate loan refinancing. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio decreased from 2.35 years at December 31, 2019 to 2.11 years at June 30, 2020.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, the resolution of any such pending or threatened litigation is not expected to have a material adverse effect on the Company's consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors relating to the Company’s proposed merger (“Merger”) with Dime Community Bancshares, Inc. (“Dime”) represent a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10- K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission, as updated by our Quarterly Reports on Form 10-Q.  To the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

There is no assurance when or even if the Merger will be completed.

Completion of the Merger is subject to satisfaction or waiver of a number of conditions. There can be no assurance that the Company and Dime will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived. Additionally, the Company and/or Dime can terminate the merger agreement under specified circumstances, even if their respective shareholders have already voted to approve the merger agreement and the Merger. Moreover, the Company could face stockholder litigation relating to the Merger, which could prevent or delay the consummation of the Merger.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger may be completed, the Company and Dime must obtain approvals (or waivers) from the Federal Reserve and the New York Department of Financial Services. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Such conditions or changes could have the effect of delaying or preventing completion of the Merger or imposing additional costs on or limiting the revenues of the combined company following the Merger, any of which might have an adverse effect on the combined company following the Merger.

Failure to complete the Merger could negatively impact the Company’s stock price, business and financial results.

If the Merger is not completed, the ongoing business of the Company may be adversely affected and the Company may be subject to a number of risks, including the following:

●	the Company will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor, proxy solicitation and printing fees;

●	under the Merger agreement, the Company is subject to certain restrictions on the conduct of its business before completing the Merger, which may adversely affect its ability to execute certain of its business strategies if the Merger is terminated; and

●	matters relating to the Merger may require substantial commitments of time and resources by the Company’s management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company as an independent company.

In addition, if the Merger is not completed, the Company may experience negative reactions from the financial markets and from its customers and employees. The Company could be subject to litigation related to any failure to complete the Merger, or to proceedings commenced by Dime seeking damages or to compel the Company to perform its obligations under the merger agreement. These factors and similar risks could have an adverse effect on the Company’s results of operation, business and stock price.

Combining the Company and Dime may be more difficult, costly or time consuming than expected and the Company and Dime may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of the Company and Dime. To realize the anticipated benefits and cost savings from the Merger, the Company and Dime must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized. If the Company and Dime are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the Merger could be less than anticipated, and integration may result in additional unforeseen expenses.

The Company and Dime have operated and, until the completion of the Merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on the Company during this transition period and for an undetermined period after completion of the Merger on the combined company.

The Company’s shareholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over management of the combined organization.

The Company’s shareholders currently have the right to vote in the election of the Company’s board of directors and on various other matters affecting the Company. Upon the completion of the Merger, Dime’s shareholders will become shareholders of the Company with ownership of approximately 52% of the combined company and the Company shareholders will own approximately 48% of the combined company. Therefore, the Company’s shareholders will have a reduced ownership and voting interest after the Merger.

The combined company may be unable to retain the Company’s or Dime’s personnel successfully after the Merger is completed.

The success of the Merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by the Company and Dime. It is possible that these employees may decide not to remain with the Company or Dime, as applicable, while the Merger is pending or with the combined company after the Merger is consummated. If the Company and Dime are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating the Company and Dime to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, the Company and Dime may not be able to locate or retain suitable replacements for any key employees who leave either company.

In connection with the Merger, the Company will assume certain of Dime’s outstanding debt obligations and preferred stock, and the combined company’s level of indebtedness following the completion of the Merger could adversely affect the combined company’s ability to raise additional capital and to meet its obligations under its existing indebtedness.

In connection with the Merger, the Company will assume certain of Dime’s outstanding indebtedness and Dime’s obligations related to its outstanding preferred stock. The Company’s existing debt, together with any future incurrence of additional indebtedness, and the assumption of the Company’s outstanding preferred stock, could have important consequences for the combined company’s creditors and the combined company’s shareholders. For example, it could:

●	limit the combined company’s ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

●	restrict the combined company from making strategic acquisitions or cause the combined company to make non-strategic divestitures;

●	restrict the combined company from paying dividends to its shareholders;

●	increase the combined company’s vulnerability to general economic and industry conditions; and

●	require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on the combined company’s indebtedness and dividends on the preferred stock, thereby reducing the combined company’s ability to use cash flows to fund its operations, capital expenditures and future business opportunities.

Following completion of the Merger, holders of the Company’s common stock will be subject to the prior dividend and liquidation rights of the holders of the preferred stock that the Company will issue upon completion of the Merger. The holders of shares of the Dime’s outstanding preferred stock, which will be converted into shares of the Company’s preferred stock, as well as the holders of any shares of preferred stock that the Company may issue in the future, would receive, upon the combined company’s voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of the Company common stock, their liquidation preferences as well as any declared and unpaid distributions. These payments would reduce the remaining amount of the combined company’s assets, if any, available for distribution to holders of its common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Stock Repurchases.

The following table presents information in connection with repurchases of our shares of common stock during the three months ended June 30, 2020:

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares That May
	Total Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
	Purchased (1)	Paid per Share	or Programs	Programs (2)
April 1, 2020 through April 30, 2020	407	$18.96	—	797,780
May 1, 2020 through May 31, 2020	—	—	—	797,780
June 1, 2020 through June 30, 2020	670	22.22	—	797,780
Total	1,077	20.99	—
(1)	Includes shares withheld by the Company to pay the taxes associated with the vesting of restricted stock awards.
(2)	The Board of Directors approved a stock repurchase plan in March 2006 that authorized the repurchase of 309,000 shares. In February 2019, the Company announced the adoption of a new stock repurchase plan for up to 1,000,000 shares, replacing the previous plan. There is no expiration date for the stock repurchase plan. No shares were purchased under the repurchase program during the three months ended June 30, 2020.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1

Agreement and Plan of Merger, dated July 1, 2020, by and between Bridge Bancorp, Inc. and Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to Bridge Bancorp, Inc.’s Current Report on Form 8-K, filed on July 2, 2020)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101

The following financial statements from Bridge Bancorp, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2020, filed on August 7, 2020, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the Three and Six Months Ended  June 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2020 and 2019, (iv) Consolidated Statements of Stockholders' Equity for the Three and Six Months Ended June 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

BRIDGE BANCORP, INC.
Registrant

August 7, 2020	/s/ Kevin M. O'Connor
Kevin M. O'Connor
President and Chief Executive Officer

August 7, 2020	/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and Chief Financial Officer