Form 10-Q
period 2020-09-30
BRIDGE BANCORP, INC.
filed 2020-11-06
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

There were 19,759,711 shares of common stock outstanding as of October 31, 2020.

BRIDGE BANCORP, INC.

Item 1. Financial Statements

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Cash and due from banks	$94,892	$77,693
Interest-bearing deposits with banks	615,575	39,501
Total cash and cash equivalents	710,467	117,194

Securities available for sale, at fair value	466,081	638,291
Securities held to maturity (fair value of $104,911 and $135,027, respectively)	100,934	133,638
Total securities	567,015	771,929

Securities, restricted	23,362	32,879

Loans held for sale	10,000	12,643

Loans held for investment	4,639,473	3,680,285
Allowance for credit losses	(43,474)	(32,786)
Loans, net	4,595,999	3,647,499

Premises and equipment, net	34,341	34,062
Operating lease right-of-use assets	44,642	43,450
Accrued interest receivable	15,823	10,908
Goodwill	105,950	105,950
Other intangible assets	3,448	3,677
Prepaid pension	12,914	10,988
Bank owned life insurance	93,352	91,942
Other assets	105,064	38,399
Total assets	$6,322,377	$4,921,520

Liabilities
Demand deposits	$2,246,305	$1,518,958
Savings, NOW and money market deposits	2,832,362	1,987,712
Certificates of deposit of $100,000 or more	213,110	214,093
Other time deposits	77,292	93,884
Total deposits	5,369,069	3,814,647

Repurchase agreements	1,353	999
Federal Home Loan Bank ("FHLB") advances	215,000	435,000
Subordinated debentures, net	79,024	78,920
Operating lease liabilities	47,383	45,977
Other liabilities and accrued expenses	98,327	48,823
Total liabilities	5,810,156	4,424,366

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share (40,000,000 shares authorized; 19,935,517 and 19,898,022 shares issued, respectively; and 19,748,837 and 19,836,797 shares outstanding, respectively)	199	199
Surplus	357,704	356,436
Retained earnings	167,899	150,703
Treasury stock at cost, 186,680 and 61,225 shares, respectively	(4,832)	(1,843)
	520,970	505,495
Accumulated other comprehensive loss, net of income taxes	(8,749)	(8,341)
Total stockholders’ equity	512,221	497,154
Total liabilities and stockholders’ equity	$6,322,377	$4,921,520

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Loans (including fee income)	$43,058	$41,005	$124,812	$118,495
Mortgage-backed securities, CMOs and other asset-backed securities	2,003	3,775	7,613	13,007
U.S. GSE securities	1	56	365	414
State and municipal obligations	443	507	1,433	1,711
Corporate bonds	244	296	854	951
Deposits with banks	135	342	514	1,485
Other interest and dividend income	412	373	1,157	1,158
Total interest income	46,296	46,354	136,748	137,221

Interest expense:
Savings, NOW and money market deposits	2,092	5,816	8,632	19,182
Certificates of deposit of $100,000 or more	727	1,139	2,676	3,201
Other time deposits	228	300	1,004	1,150
Federal funds purchased and repurchase agreements	—	70	79	273
FHLB advances	1,407	1,179	3,163	3,455
Subordinated debentures	1,135	1,135	3,405	3,405
Total interest expense	5,589	9,639	18,959	30,666

Net interest income	40,707	36,715	117,789	106,555
Provision for credit losses	1,500	1,000	11,000	5,100
Net interest income after provision for credit losses	39,207	35,715	106,789	101,455

Non-interest income:
Service charges and other fees	2,215	2,588	6,604	7,572
Net securities gains	3,540	—	3,525	201
Loss on termination of swaps	(3,403)	—	(3,403)	—
Change in fair value of loans held for sale	—	—	(2,643)	—
Title fees	695	508	1,409	1,149
Gain on sale of Small Business Administration ("SBA") loans	2,191	601	3,031	1,662
Bank owned life insurance	543	561	1,638	1,670
Loan swap fees	554	1,557	3,105	3,200
Other	455	429	993	1,507
Total non-interest income	6,790	6,244	14,259	16,961

Non-interest expense:
Salaries and employee benefits	16,406	14,294	45,874	41,233
Occupancy and equipment	3,599	3,490	10,618	10,581
Technology and communications	2,487	2,129	7,074	5,787
Marketing and advertising	449	1,282	2,240	3,729
Professional services	1,356	1,055	3,351	2,615
FDIC assessments	678	18	1,159	652
Merger expenses	2,352	—	2,352	—
Amortization of other intangible assets	149	182	507	605
Other	1,461	1,754	5,004	5,605
Total non-interest expense	28,937	24,204	78,179	70,807

Income before income taxes	17,060	17,755	42,869	47,609
Income tax expense	3,999	3,852	9,804	10,126
Net income	$13,061	$13,903	$33,065	$37,483
Basic earnings per share	$0.66	$0.70	$1.66	$1.88
Diluted earnings per share	$0.66	$0.70	$1.66	$1.88

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$13,061	$13,903	$33,065	$37,483
Other comprehensive income (loss):
Change in unrealized net (losses) gains on securities available for sale, net of reclassifications and deferred income taxes	(3,166)	1,578	4,006	11,367
Adjustment to pension liability, net of reclassifications and deferred income taxes	97	91	292	272
Unrealized gains (losses) on cash flow hedges, net of reclassifications and deferred income taxes	3,082	(700)	(4,706)	(4,755)
Total other comprehensive income (loss)	13	969	(408)	6,884
Comprehensive income	$13,074	$14,872	$32,657	$44,367

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30, 2020
					Accumulated Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at June 30, 2020	$199	$356,510	$159,635	$(4,961)	$(8,762)	$502,621
Net income			13,061			13,061
Shares issued under the dividend reinvestment plan (11,423 shares)		261				261
Stock awards granted and distributed (5,000 shares)		(169)		169		—
Stock awards forfeited (600 shares)		20		(20)		—
Repurchase of surrendered stock from vesting of stock plans (1,020 shares)				(20)		(20)
Share based compensation expense		1,082				1,082
Cash dividend declared, $0.24 per share			(4,797)			(4,797)
Other comprehensive income, net of deferred income taxes					13	13
Balance at September 30, 2020	$199	$357,704	$167,899	$(4,832)	$(8,749)	$512,221

	Three Months Ended September 30, 2019
					Accumulated Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at June 30, 2019	$199	$353,729	$131,811	$(1,337)	$(9,197)	$475,205
Net income			13,903			13,903
Shares issued under the dividend reinvestment plan (6,442 shares)		224				224
Shares issued under the Employee Stock Purchase Plan (4,355 shares)		122				122
Purchase of treasury stock (11,200 shares)				(304)		(304)
Stock awards granted and distributed (1,000 shares)		(33)		33		—
Stock awards forfeited (4,703 shares)		137		(137)		—
Repurchase of surrendered stock from vesting of stock plans (480 shares)				(12)		(12)
Share based compensation expense		907				907
Cash dividend declared, $0.23 per share			(4,611)			(4,611)
Other comprehensive income, net of deferred income taxes					969	969
Balance at September 30, 2019	$199	$355,086	$141,103	$(1,757)	$(8,228)	$486,403

	Nine Months Ended September 30, 2020
					Accumulated Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at January 1, 2020	$199	$356,436	$150,703	$(1,843)	$(8,341)	$497,154
Cumulative change in accounting principle (Note 1)			(1,473)			(1,473)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	199	356,436	149,230	(1,843)	(8,341)	495,681

Net income			33,065			33,065
Shares issued under the dividend reinvestment plan (28,687 shares)		748				748
Shares issued under the Employee Stock Purchase Plan (5,888 shares)		128				128
Purchase of treasury stock (179,620 shares)				(4,633)		(4,633)
Stock awards granted and distributed (95,657 shares)		(2,880)		2,880		—
Stock awards forfeited (6,593 shares)		222		(222)		—
Repurchase of surrendered stock from vesting of stock plans (33,322 shares)		(36)		(1,014)		(1,050)
Share based compensation expense		3,086				3,086
Cash dividend declared, $0.72 per share			(14,396)			(14,396)
Other comprehensive loss, net of deferred income taxes					(408)	(408)
Balance at September 30, 2020	$199	$357,704	$167,899	$(4,832)	$(8,749)	$512,221

	Nine Months Ended September 30, 2019
					Accumulated Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at January 1, 2019	$198	$352,093	$117,432	$(781)	$(15,112)	$453,830
Net income			37,483			37,483
Shares issued under the dividend reinvestment plan (18,347 shares)		643				643
Shares issued under the Employee Stock Purchase Plan (4,355 shares)		122				122
Purchase of treasury stock (22,600 shares)				(625)		(625)
Stock awards granted and distributed (80,974 shares)	1	(988)		987		—
Stock awards forfeited (17,020 shares)		479		(479)		—
Repurchase of surrendered stock from vesting of stock plans (26,346 shares)		(18)		(859)		(877)
Share based compensation expense		2,755				2,755
Cash dividend declared, $0.69 per share			(13,812)			(13,812)
Other comprehensive income, net of deferred income taxes					6,884	6,884
Balance at September 30, 2019	$199	$355,086	$141,103	$(1,757)	$(8,228)	$486,403

See accompanying condensed notes to the Unaudited Consolidated Financial Statements.

BRIDGE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$33,065	$37,483
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,000	5,100
Depreciation and amortization of premises and equipment	3,141	3,148
Net (accretion) and other amortization	(772)	(1,044)
Net amortization on securities	2,543	2,716
Increase in cash surrender value of bank owned life insurance	(1,638)	(1,670)
Amortization of other intangible assets	507	605
Share based compensation expense	3,086	2,755
Net securities gains	(3,525)	(201)
Loss on termination of swaps	3,403	—
Change in fair value of loans held for sale	2,643	—
Increase in accrued interest receivable	(4,915)	(461)
SBA loans originated for sale	(36,228)	(23,012)
Proceeds from sale of the guaranteed portion of SBA loans	40,016	25,108
Gain on sale of the guaranteed portion of SBA loans	(3,031)	(1,662)
(Increase) decrease in other assets	(26,545)	3,149
Decrease in accrued expenses and other liabilities	(1,047)	(4,551)
Net cash provided by operating activities	21,703	47,463

Cash flows from investing activities:
Purchases of securities available for sale	(334,028)	(64,373)
Purchases of securities, restricted	(43,313)	(63,771)
Proceeds from sales of securities available for sale	152,981	46,478
Redemption of securities, restricted	52,830	59,330
Maturities, calls and principal payments of securities available for sale	360,225	102,141
Maturities, calls and principal payments of securities held to maturity	32,380	19,900
Net increase in loans	(961,658)	(249,274)
Proceeds from sales of other real estate owned ("OREO"), net	—	297
Purchase of premises and equipment	(3,421)	(1,684)
Net cash used in investing activities	(744,004)	(150,956)

Cash flows from financing activities:
Net increase (decrease) in deposits	1,554,423	(143,093)
Net (decrease) increase in FHLB advances	(220,000)	96,568
Net increase in repurchase agreements	354	417
Net proceeds from issuance of common stock	876	765
Purchase of treasury stock	(4,633)	(625)
Repurchase of surrendered stock from vesting of stock plans	(1,050)	(877)
Cash dividends paid	(14,396)	(13,812)
Net cash provided by (used in) financing activities	1,315,574	(60,657)

Net increase (decrease) in cash and cash equivalents	593,273	(164,150)
Cash and cash equivalents at beginning of period	117,194	295,368
Cash and cash equivalents at end of period	$710,467	$131,218

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$20,099	$31,805
Income taxes	$8,613	$5,783

Non-cash investing and financing activities:
Transfers from portfolio loans to loans held for sale	$—	$12,643

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company’s unaudited consolidated financial statements reflect the impact of COVID-19 on the assumptions and estimates used. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on the Company’s business.  The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company may be subject to the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations:

●	demand for the Company’s products and services may decline, making it difficult to grow assets and income;

●	if the economy is unable to substantially reopen or remain open, and high levels of unemployment continue, for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	the Company’s allowance for credit losses (“ACL”) may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect the Company’s net income;
●	the Company may recognize impairment of its goodwill;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Company;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on the Company’s assets may decline to a greater extent than the decline in its cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;
●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of the Company’s quarterly cash dividend;
●	the Company’s cyber security risks are increased as the result of an increase in the number of employees working remotely; and
●	the Company relies on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on the Company.

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

The following table presents the computation of EPS for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income	$13,061	$13,903	$33,065	$37,483
Dividends paid on and earnings allocated to participating securities	(276)	(294)	(689)	(797)
Income attributable to common stock	$12,785	$13,609	$32,376	$36,686

Weighted average common shares outstanding, including participating securities	19,896	19,958	19,901	19,950
Weighted average participating securities	(423)	(422)	(415)	(425)
Weighted average common shares outstanding	19,473	19,536	19,486	19,525
Basic earnings per common share	$0.66	$0.70	$1.66	$1.88

Income attributable to common stock	$12,785	$13,609	$32,376	$36,686

Weighted average common shares outstanding	19,473	19,536	19,486	19,525
Incremental shares from assumed conversions of options and restricted stock units	41	32	36	27
Weighted average common and equivalent shares outstanding	19,514	19,568	19,522	19,552
Diluted earnings per common share	$0.66	$0.70	$1.66	$1.88

There were 180,020 stock options outstanding at September 30, 2020 that were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2020 because the options' exercise prices were greater than the average market price of common stock and were, therefore, antidilutive. There were 110,660 stock options outstanding at September 30, 2019 that were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2019 because the options' exercise prices were greater than the average market price of common stock and were, therefore, antidilutive.

There were 46,625 and zero RSUs that were antidilutive for the three months ended September 30, 2020 and 2019, respectively. There were 46,625 and 9,190 RSUs that were antidilutive for the nine months ended September 30, 2020 and 2019, respectively.

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

The number of shares of common stock of Bridge Bancorp, Inc. available for stock-based awards under the 2019 Equity Incentive Plan is 370,000 plus 162,738 shares that were remaining under the 2012 Equity Incentive Plan. At September 30, 2020, 351,856 shares remain available for issuance, including shares that may be granted in the form of stock options, RSAs, or RSUs.

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

During the nine months ended September 30, 2020 and 2019, in accordance with the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers (“NEOs”), the Company granted 69,360 and 63,267 stock options, respectively, with an exercise price set to equal a 10.0% premium over the grant date stock price. All of the stock options granted vest ratably over three years. The estimated weighted-average grant-date fair value of all stock options granted in the nine months ended September 30, 2020 and 2019 was $4.10 and $5.05 per stock option, respectively, using the Black-Scholes option-pricing model with assumptions as follows:

	Nine Months Ended
	September 30,
	2020		2019
Dividend yield	3.03%		2.86%
Expected volatility	23.11		23.80
Risk-free interest rate	1.47		2.52
Expected option life	6.0	years	6.0	years

Compensation expense attributable to stock options was $75 thousand and $217 thousand for the three and nine months ended September 30, 2020, respectively. Compensation expense attributable to stock options was $53 thousand and $144 thousand for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, there was $409 thousand of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes the status of the Company's stock options as of and for the nine months ended September 30, 2020:

			Weighted
		Weighted	Average
	Number	Average	Remaining		Aggregate
	of	Exercise	Contractual		Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life		Value
Outstanding, January 1, 2020	110,660	$35.71
Granted	69,360	34.87
Outstanding, September 30, 2020	180,020	35.39	8.5	years	$—
Vested and Exercisable, September 30, 2020	52,681	35.85	7.8	years	—

Number of	Exercise
Options	Price
69,360	$34.87
63,267	35.35
47,393	36.19
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

The following table summarizes the unvested RSA activity for the nine months ended September 30, 2020:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2020	293,717	$30.37
Granted	91,428	31.02
Vested	(106,278)	28.95
Forfeited	(6,593)	32.16
Unvested, September 30, 2020	272,274	31.10

During the nine months ended September 30, 2020, the Company granted a total of 91,428 RSAs. Of the 91,428 RSAs granted, 57,850 time-vested RSAs vest ratably over five years and 33,578 time-vested RSAs vest ratably over three years. During the nine months ended September 30, 2019, the Company granted a total of 78,952 RSAs. Of the 78,952 RSAs granted, 49,925 time-vested RSAs vest ratably over five years, 29,027 time-vested RSAs vest ratably over three years. As of September 30, 2020, there were 272,274 unvested RSAs, all of which were time-vested RSAs and there were no unvested performance-based RSAs.

Compensation expense attributable to RSAs was $628 thousand and $1.8 million for the three and nine months ended September 30, 2020, respectively, and $537 thousand and $1.7 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, there was $5.4 million of total unrecognized compensation cost related to non-vested RSAs. The cost is expected to be recognized over a weighted-average period of 3.0 years.

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

The following table summarizes the unvested NEO RSU activity for the nine months ended September 30, 2020:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2020	85,342	$29.59
Granted	26,556	32.13
Reinvested dividends	3,225	30.05
Forfeited	(6,623)	28.68
Vested	(15,353)	25.18
Unvested, September 30, 2020	93,147	31.12

During the nine months ended September 30, 2020, in accordance with the LTI Plan for NEOs, the Company granted 26,556 RSUs. Of the 26,556 RSUs granted, 17,943 time-vested RSUs vest ratably over three years and 8,613 performance-based RSUs vest subject to the achievement of the Company's three-year corporate goal for the three-year period ending December 31, 2022.

Compensation expense attributable to LTI Plan RSUs was $224 thousand and $642 thousand for the three and nine months ended September 30, 2020, respectively, and $175 thousand and $518 thousand for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, there was $1.5 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 2.3 years.

Directors Plan

In April 2009, the Company adopted a Directors Deferred Compensation Plan (“Directors Plan”). Under the Directors Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of RSUs. In addition, directors receive a non-election retainer in the form of RSUs. These RSUs vest ratably over one year and have dividend rights but no voting rights. In connection with the Directors Plan, the Company recorded expense of $155 thousand and $397 thousand for the three and nine months ended September 30, 2020, respectively, and $142 thousand and $427 thousand for the three and nine months ended September 30, 2019, respectively.

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

During the nine months ended September 30, 2020, 5,888 shares of common stock were purchased, and no expense was recorded related to the ESPP. During the nine months ended September 30, 2019, 4,355 shares of common stock were purchased, and no expense was recorded related to ESPP.

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in other assets in the consolidated balance sheet. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There were no non-accrual debt securities at September 30, 2020 and there was no accrued interest related to debt securities reversed against interest income for the three and nine months ended September 30, 2020. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at September 30, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses, respectively:

	September 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
State and municipal obligations	$34,874	$1,639	$(9)	$36,504
U.S. GSE residential mortgage-backed securities	117,323	1,595	(42)	118,876
U.S. GSE residential collateralized mortgage obligations	159,501	2,156	(75)	161,582
U.S. GSE commercial mortgage-backed securities	13,179	189	—	13,368
U.S. GSE commercial collateralized mortgage obligations	63,464	1,386	(58)	64,792
Other asset backed securities	24,250	—	(356)	23,894
Corporate bonds	49,000	—	(1,935)	47,065
Total available for sale	461,591	6,965	(2,475)	466,081

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Held to maturity:
State and municipal obligations	26,886	1,497	(9)	28,374
U.S. GSE residential mortgage-backed securities	6,822	229	—	7,051
U.S. GSE residential collateralized mortgage obligations	25,413	671	—	26,084
U.S. GSE commercial mortgage-backed securities	16,742	695	—	17,437
U.S. GSE commercial collateralized mortgage obligations	25,071	894	—	25,965
Total held to maturity	100,934	3,986	(9)	104,911
Total securities	$562,525	$10,951	$(2,484)	$570,992

As of September 30, 2020, none of the Company’s available for sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available for sale debt securities was required. Additionally, the calculated allowance for credit losses on held to maturity securities was inconsequential given the high quality composition of the Company’s held to maturity portfolio and therefore no allowance for credit losses was recorded. Accrued interest receivable on securities totaling $1.8 million at September 30, 2020 was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

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

The following table summarizes available for sale debt securities with gross unrealized losses for which an allowance for credit losses has not been recorded at September 30, 2020, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2020
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
State and municipal obligations	$1,513	$(9)	$—	$—
U.S. GSE residential mortgage-backed securities	50,124	(36)	154	(6)
U.S. GSE residential collateralized mortgage obligations	22,831	(75)	—	—
U.S. GSE commercial collateralized mortgage obligations	17,575	(58)	—	—
Other asset backed securities	—	—	3,394	(356)
Corporate bonds	12,805	(194)	29,259	(1,741)
Total available for sale	$104,848	$(372)	$32,807	$(2,103)

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

At September 30, 2020, substantially all of the securities in an unrealized loss position had a variable interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Other asset backed securities are comprised of student loan backed bonds which are guaranteed by the U.S. Department of Education for 97% to 100% of principal. Additionally, the bonds have credit support of 3% to 5% and have maintained their Aa3 Moody's rating during the time the Bank has owned them. The corporate bonds within the portfolio have all maintained an investment grade rating by either Moody's or Standard and Poor's. None of the unrealized losses is related to credit losses. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2020.

Sales and Calls of Securities

There were $78.4 million in proceeds from sales of securities with gross gains of $3.5 million and gross losses of $7 thousand realized for the three months ended September 30, 2020. There were $153.0 million of proceeds from sales of securities with gross gains of $4.3 million realized and gross losses of $0.8 million realized for the nine months ended September 30, 2020. There were no proceeds from sale of securities for the three ended September 30, 2019. There were $46.5 million in proceeds from sales of securities with gross gain $0.2 million realized for the nine months ended September 30, 2019. There were $1.3 million and $13.5 million of proceeds from calls of securities for the three and nine months ended September 30, 2020, respectively. There were $10.0 million and $20.3 million of proceeds from calls of securities for the three and nine months ended September 30, 2019, respectively.

Pledged Securities

Securities having a fair value of $451.8 million and $402.2 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) overnight borrowings.

Trading Securities

The Company did not hold any trading securities during the nine months ended September 30, 2020 or the year ended December 31, 2019.

Restricted Securities

The Bank is a member of the FHLB of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker's Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the FRB system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $23.4 million and $32.9 million in FHLB, ACBB and FRB stock at September 30, 2020 and December 31, 2019, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

As of September 30, 2020 and 2019, there was no issuer, other than the U.S. Government and its sponsored entities, where the bank had invested holdings that exceeded 10% of consolidated stockholders’ equity.

The following table summarizes the amortized cost and estimated fair value by contractual maturity of the available for sale and held to maturity investment securities portfolio at September 30, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020
	Amortized	Estimated
(In thousands)	Cost	Fair Value
Maturity
Available for sale:
Within one year	$4,133	$4,138
One to five years	46,363	46,402
Five to ten years	43,556	43,457
Beyond ten years	367,539	372,084
Total	$461,591	$466,081

Held to maturity:
Within one year	$1,670	$1,676
One to five years	28,305	29,522
Five to ten years	14,216	15,081
Beyond ten years	56,743	58,632
Total	$100,934	$104,911

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	September 30, 2020
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
State and municipal obligations	$36,504		$36,504
U.S. GSE residential mortgage-backed securities	118,876		118,876
U.S. GSE residential collateralized mortgage obligations	161,582		161,582
U.S. GSE commercial mortgage-backed securities	13,368		13,368
U.S. GSE commercial collateralized mortgage obligations	64,792		64,792
Other asset-backed securities	23,894		23,894
Corporate bonds	47,065		47,065
Total available for sale securities	$466,081		$466,081
Derivatives	$59,385		$59,385

Financial liabilities:
Derivatives	$67,341		$67,341

	December 31, 2019
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. Treasury securities	$50,822		$50,822
U.S. GSE securities	4,995		4,995
State and municipal obligations	34,964		34,964
U.S. GSE residential mortgage-backed securities	84,691		84,691
U.S. GSE residential collateralized mortgage obligations	277,851		277,851
U.S. GSE commercial mortgage-backed securities	13,609		13,609
U.S. GSE commercial collateralized mortgage obligations	104,156		104,156
Other asset-backed securities	23,401		23,401
Corporate bonds	43,802		43,802
Total available for sale securities	$638,291		$638,291
Derivatives	$15,437		$15,437

Financial liabilities:
Derivatives	$16,645		$16,645

The following tables summarize assets measured at fair value on a non-recurring basis:

September 30, 2020
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$10,000			$10,000
Individually evaluated loans	$6,954	$4,014		$2,940

December 31, 2019
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$12,643			$12,643
Impaired loans	$6,981			$6,981

Loans held for sale at September 30, 2020 had a carrying amount of $10.0 million which is net of a $2.6 million valuation allowance. Loans held for sale at December 31, 2019 had a carrying amount of $12.6 million with no valuation allowance recorded.

Individually evaluated commercial and industrial loans with an allowance for credit losses at September 30, 2020 had a carrying amount of $7.0 million, which is made up of the outstanding balance of $14.0 million, net of a valuation allowance of $7.0 million. This resulted in an additional provision for credit losses of $2.6 million that is included in the amount reported on the consolidated statements of income for the nine months ended September 30, 2020. Impaired loans (prior to the adoption of CECL standard) with an allowance for credit losses at December 31, 2019 had a carrying amount of $7.0 million, which is made up of the outstanding balance of $11.7 million, net of a valuation allowance of $4.7 million.

There was no other real estate owned at September 30, 2020 and December 31, 2019.

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

Individually Evaluated Loans with an ACL (Impaired Loans with an ACL prior to the adoption of the CECL Standard) and Other Real Estate Owned: For collateral dependent loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date.  The fair value of real estate collateral is determined based on recent appraised values. The fair value of other real estate owned is also determined based on recent appraised values less the estimated cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Adjustments may relate to location, square footage, condition, amenities, market rate of leases as well as timing of comparable sales. All appraisals undergo a second review process to ensure that the methodology employed and the values derived are reasonable. Non-real estate collateral, which includes inventory and taxi medallions,  may be valued using an appraisal, net book value per the borrower’s financial statements, aging reports, or by reference to  market activity, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the borrower and its business. These valuation methods result in a Level 3 classification.

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

For non-collateral dependent loans, estimated fair value may be based on the observable market price for the loan, if available, resulting in a Level 1 classification.

The following tables summarize the estimated fair values and recorded carrying amounts of the Company's financial instruments at September 30, 2020 and December 31, 2019:

	September 30, 2020
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$94,892	$94,892	$—	$—	$94,892
Interest-bearing deposits with banks	615,575	615,575	—	—	615,575
Securities available for sale	466,081	—	466,081	—	466,081
Securities restricted	23,362	n/a	n/a	n/a	n/a
Securities held to maturity	100,934	—	104,911	—	104,911
Loans held for sale	10,000	—	—	10,000	10,000
Loans, net	4,595,999	—	—	4,645,937	4,645,937
Derivatives	59,385	—	59,385	—	59,385
Accrued interest receivable	15,823	—	1,790	14,033	15,823

Financial liabilities:
Certificates of deposit	290,402	—	293,552	—	293,552
Demand and other deposits	5,078,667	5,078,667	—	—	5,078,667
FHLB advances	215,000	—	222,342	—	222,342
Repurchase agreements	1,353	—	1,353	—	1,353
Subordinated debentures	79,024	—	87,615	—	87,615
Derivatives	67,341	—	67,341	—	67,341
Accrued interest payable	328	—	328	—	328

	December 31, 2019
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$77,693	$77,693	$—	$—	$77,693
Interest-bearing deposits with banks	39,501	39,501	—	—	39,501
Securities available for sale	638,291	—	638,291	—	638,291
Securities restricted	32,879	n/a	n/a	n/a	n/a
Securities held to maturity	133,638	—	135,027	—	135,027
Loans held for sale	12,643	—	—	12,643	12,643
Loans, net	3,647,499	—	—	3,685,770	3,685,770
Derivatives	15,437	—	15,437	—	15,437
Accrued interest receivable	10,908	—	2,181	8,727	10,908

Financial liabilities:
Certificates of deposit	307,977	—	308,660	—	308,660
Demand and other deposits	3,506,670	3,506,670	—	—	3,506,670
FHLB advances	435,000	195,000	239,622	—	434,622
Repurchase agreements	999	—	999	—	999
Subordinated debentures	78,920	—	81,010	—	81,010
Derivatives	16,645	—	16,645	—	16,645
Accrued interest payable	1,467	—	1,467	—	1,467

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

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as unused lines of credit, commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded on the balance sheet when they are funded. In accordance with the CECL Standard, the Company maintains a separate reserve for off-balance sheet credit instruments, which is included in other liabilities on the consolidated statements of financial condition. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors, current conditions and forecasting adjustments used in the allowance for credit loss methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company. At September 30, 2020, the reserve for off-balance sheet credit exposures was immaterial to the Company’s consolidated statements of financial condition and results of operations.

The following table sets forth the major classifications of loans:

(In thousands)	September 30, 2020	December 31, 2019
Commercial real estate mortgage loans:
Owner occupied	$532,597	$531,088
Non-owner occupied	1,097,290	1,034,599
Multi-family mortgage loans	853,263	812,174
Residential real estate mortgage loans	449,984	493,144
Commercial, industrial and agricultural loans	1,631,167	679,444
Real estate construction and land loans	66,826	97,311
Installment/consumer loans	22,520	24,836
Total loans	4,653,647	3,672,596
Net deferred loan (fees) costs	(14,174)	7,689
Total loans held for investment	4,639,473	3,680,285
Allowance for credit losses	(43,474)	(32,786)
Loans, net	$4,595,999	$3,647,499

Included in commercial, industrial and agricultural loans at September 30, 2020 was $960.4 million of Paycheck Protection Program (“PPP”) loans. The shift from net deferred loan costs at December 31, 2019 to net deferred loan fees at September 30, 2020 was the result of the net deferred loan fees associated with the PPP loans.

Accrued interest receivable on loans totaling $14.0 million at September 30, 2020 and $8.7 million at December 31, 2019 was included in other assets in the consolidated balance sheet and excluded from the table above. The increase in accrued interest receivable from December 31, 2019 relates primarily to accrued interest on PPP loans.

As of September 30, 2020 and December 31, 2019, one commercial real estate (“CRE”) mortgage loan totaling $10.0 million and $12.6 million, respectively, was classified as held for sale. The loan was reclassified from loans held for investment to loans held for sale and written down from $16.3 million to the loan’s estimated fair value of $12.6 million, as of June 30, 2019, through a $3.7 million charge-off during the 2019 second quarter. During the 2020 second quarter, an additional write-down was recognized for the decrease in the estimated fair value of the loan by $2.6 million to $10.0 million through a valuation allowance which was charged against non-interest income in the consolidated statements of income.

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

Watch: Loans classified as watch are considered pass rated loans. These loans carry additional risk factors above those of pass loans but do not have all the risk characteristics of loans classified as special mention.  Such risk factors require monitoring and if left uncorrected, could lead these loans to be downgraded.

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

The following tables represent loans categorized by internally assigned risk grades as of September 30, 2020 and December 31, 2019. In the September 30, 2020 table, the years noted represent the year of origination for non-revolving loans.

	September 30, 2020
(In thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Revolving-Term	Total
Commercial real estate owner occupied:
Pass	$69,830	$91,050	$48,771	$66,855	$25,485	$156,047	$—	$—	$458,038
Watch	755	1,380	10,172	10,809	3,456	27,372	—	—	53,944
Special mention	—	553	598	10,918	3,525	3,837	—	—	19,431
Substandard	472	—	—	451	—	261	—	—	1,184
Total commercial real estate owner occupied	71,057	92,983	59,541	89,033	32,466	187,517	—	—	532,597

Commercial real estate non-owner occupied:
Pass	152,235	253,987	120,314	185,936	55,868	240,773	—	—	1,009,113
Watch	5,292	7,700	2,930	10,783	17,976	33,128	—	—	77,809
Special mention	—	—	—	—	—	290	—	—	290
Substandard	—	—	—	9,006	—	1,072	—	—	10,078
Total commercial real estate non-owner occupied	157,527	261,687	123,244	205,725	73,844	275,263	—	—	1,097,290

Multi-family:
Pass	106,693	294,605	40,993	99,331	134,851	113,283	—	—	789,756
Watch	—	2,724	—	23,634	23,851	12,906	—	—	63,115
Special mention	—	—	—	—	—	392	—	—	392
Substandard	—	—	—	—	—	—	—	—	—
Total multi-family	106,693	297,329	40,993	122,965	158,702	126,581	—	—	853,263

Residential real estate:
Pass	15,706	32,035	76,905	100,094	27,184	116,745	51,751	7,800	428,220
Watch	—	466	408	323	562	1,751	—	1,281	4,791
Special mention	—	1,108	762	—	—	5,722	798	718	9,108
Substandard	—	—	305	481	—	6,215	—	864	7,865
Total residential real estate	15,706	33,609	78,380	100,898	27,746	130,433	52,549	10,663	449,984

Commercial, industrial and agricultural:
Pass	1,025,066	73,283	39,742	33,565	21,057	36,261	279,990	5,898	1,514,862
Watch	8,513	2,926	12,960	3,018	1,199	3,541	39,957	1,568	73,682
Special mention	650	523	759	771	56	764	14,055	2,825	20,403
Substandard	—	—	4,767	3,759	471	9,454	200	3,569	22,220
Total commercial, industrial and agricultural	1,034,229	76,732	58,228	41,113	22,783	50,020	334,202	13,860	1,631,167

Real estate construction and land loans:
Pass	18,833	23,547	8,242	11,406	—	1,778	—	—	63,806
Watch	—	—	—	1,551	—	274	—	—	1,825
Special mention	—	—	1,078	—	—	—	—	—	1,078
Substandard	—	—	—	—	—	117	—	—	117
Total real estate construction and land loans	18,833	23,547	9,320	12,957	—	2,169	—	—	66,826

Installment/consumer loans
Pass	1,272	927	189	111	1	855	17,600	550	21,505
Watch	—	—	—	—	—	—	—	41	41
Special mention	—	—	—	—	—	—	—	100	100
Substandard	—	—	—	4	—	—	50	820	874
Total installment/consumer loans	1,272	927	189	115	1	855	17,650	1,511	22,520

Total Loans	$1,405,317	$786,814	$369,895	$572,806	$315,542	$772,838	$404,401	$26,034	$4,653,647

	December 31, 2019
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$511,444	$18,426	$1,218	$—	$531,088
Non-owner occupied	1,022,208	—	12,391	—	1,034,599
Multi-family	811,770	404	—	—	812,174
Residential real estate	475,949	12,400	4,795	—	493,144
Commercial, industrial and agricultural	643,413	15,670	20,361	—	679,444
Real estate construction and land loans	95,530	—	1,781	—	97,311
Installment/consumer loans	23,976	103	757	—	24,836
Total loans	$3,584,290	$47,003	$41,303	$—	$3,672,596

Past Due and Non-accrual Loans

The following tables represents the aging of past due loans as of September 30, 2020 and December 31, 2019:

	September 30, 2020
			90+ Days	Non-accrual
	30-59	60-89	Past Due	Including 90	Total Past
	Days	Days	And	Days or More	Due and
(In thousands)	Past Due	Past Due	Accruing	Past Due	Non-accrual	Current	Total Loans
Commercial real estate:
Owner occupied	$442	$1,025	$—	$1,653	$3,120	$529,477	$532,597
Non-owner occupied	—	14	—	746	760	1,096,530	1,097,290
Multi-family	—	—	—	—	—	853,263	853,263
Residential real estate	5,220	349	—	3,032	8,601	441,383	449,984
Commercial, industrial and agricultural	2,788	743	—	1,506	5,037	1,626,130	1,631,167
Real estate construction and land loans	—	—	—	117	117	66,709	66,826
Installment/consumer loans	101	—	—	10	111	22,409	22,520
Total loans	$8,551	$2,131	$—	$7,064	$17,746	$4,635,901	$4,653,647

In the absence of other intervening factors, loans granted payment deferrals related to COVID-19 are not reported as past due or placed on non-accrual status provided the borrowers have met the criteria in the CARES Act or otherwise have met the criteria included in an interagency statement issued by bank regulatory agencies.

During the nine months ended September 30, 2020, there was no interest earned on non-accrual loans and $151 thousand in accrued interest on non-accrual loans was reversed through interest income.

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

There was no other real estate owned at September 30, 2020 and December 31, 2019.

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

The following table presents loans modified as TDRs during the periods indicated:

	Modifications During the Three Months Ended September 30,
	2020			2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate:
Owner occupied	—	$—	$—	2	$7,427	$7,427
Non-owner occupied	—	—	—	—	—	—
Residential real estate	—	—	—	1	338	338
Commercial, industrial and agricultural	—	—	—	7	8,378	8,378
Installment/consumer loans	—	—	—	—	—	—
Total	—	$—	$—	10	$16,143	$16,143

	Modifications During the Nine Months Ended September 30,
	2020			2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate:
Owner occupied	—	$—	$—	2	$7,427	$7,427
Non-owner occupied	—	—	—	—	—	—
Residential real estate	—	—	—	1	338	338
Commercial, industrial and agricultural	2	1,057	1,057	12	12,521	12,521
Installment/consumer loans	—	—	—	—	—	—
Total	2	$1,057	$1,057	15	$20,286	$20,286

During the nine months ended September 30, 2020, there were four charge-offs totaling $1.7 million relating to TDRs and there was one loan modified as a TDR for which there was a payment default within twelve months following the modification. During the nine months ended September 30, 2019, there were three charge-offs totaling $84 thousand relating to TDRs and there were three loans modified as a TDR for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

As of September 30, 2020 and December 31, 2019, the Company had $581 thousand and $405 thousand, respectively, of non-accrual TDRs and $23.4 million and $26.3 million, respectively, of performing TDRs. The decrease in performing TDRs is primarily due to one TDR relationship which became non-accrual during the 2020 second quarter and totaled $2.7 million at June 30, 2020. In the 2020 third quarter, a settlement agreement was entered into resulting in $875 thousand in payments received to date and a charge-off totaling $1.3 million. The remaining loan balance is included in non-accrual TDRs and is secured by inventory. At September 30, 2020, the remaining non-accrual TDRs were unsecured and at December 31, 2019, the non-accrual TDRs were unsecured. The Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the nine months ended September 30, 2020 that did not meet the definition of a TDR. These loans have a total recorded investment at September 30, 2020 of $122.3 million. These loans were to borrowers who were not experiencing financial difficulties.

In connection with the COVID-19 relief provided by the CARES Act and interagency guidance issued in March 2020, the Company is supporting its customers who may experience financial difficulty due to COVID-19 through loan moratoriums and forbearance programs. The Company began offering 90-day payment modifications on a case-by-case basis to those customers whose income was adversely impacted by COVID-19. The loan modifications in this program primarily consist of three-month deferrals of interest and principal payments. As of September 30, 2020, approximately 490 loans totaling $615 million were granted payment moratoriums. These deferrals are not considered TDRs based on the CARES Act and/or the interagency guidance. As of October 25, 2020, approximately $610 million of these loans have reached the end of their three month deferral period. Of these loans, 66% returned to making their agreed on payments and 34% have requested an extension. Extensions are being granted on a case-by-case basis. Approximately $44 million in commercial loan payment deferrals were outstanding as of October 25, 2020.

Collateral Dependent Loans

At September 30, 2020, the Company had collateral dependent loans which were individually evaluated to determine expected credit losses.  Collateral dependent commercial, industrial and agricultural totaled $10.1 million and had a related allowance for credit losses totaling $6.6 million. The loans were secured by inventory and other assets. Collateral dependent commercial real estate loans totaled $1.4 million and had no related allowance for credit losses.

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

The following table sets forth the recorded investment, unpaid principal balance and related allowance for individually impaired loans at December 31, 2019. The table also sets forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the period ended September 30, 2019:

				Three Months Ended		Nine Months Ended
	December 31, 2019			September 30, 2019		September 30, 2019
		Unpaid	Related	Average	Interest	Average	Interest
	Recorded	Principal	Allocated	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,379	$3,401	$—	$3,095	$28	$1,196	$28
Non-owner occupied	2,296	2,296	—	2,344	25	2,096	75
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	294	300	—	—	—	—	—
Commercial, industrial and agricultural:
Secured	494	494	—	244	5	190	11
Unsecured	8,863	8,863	—	7,836	125	5,851	274
Total with no related allowance recorded	15,326	15,354	—	13,519	183	9,333	388

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Commercial, industrial and agricultural:
Secured	9,612	9,612	3,435	6,642	61	5,044	138
Unsecured	2,045	2,051	1,241	2,340	26	1,707	61
Total with an allowance recorded	11,657	11,663	4,676	8,982	87	6,751	199

Total:
Commercial real estate:
Owner occupied	3,379	3,401	—	3,095	28	1,196	28
Non-owner occupied	2,296	2,296	—	2,344	25	2,096	75
Residential real estate:
Residential mortgages	—	—	—	—	—	—	—
Home equity	294	300	—	—	—	—	—
Commercial, industrial and agricultural:
Secured	10,106	10,106	3,435	6,886	66	5,234	149
Unsecured	10,908	10,914	1,241	10,176	151	7,558	335
Total	$26,983	$27,017	$4,676	$22,501	$270	$16,084	$587

The following tables represent the changes in the allowance for credit losses for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$6,993	$1,628	$3,692	$26,949	$2,620	$1,519	$43,401
Charge-offs	—	—	—	(1,469)	—	—	(1,469)
Recoveries	—	—	—	42	—	—	42
Provision (credit) for credit losses	1,093	46	(494)	2,059	(857)	(347)	1,500
Ending balance	$8,086	$1,674	$3,198	$27,581	$1,763	$1,172	$43,474

	Three Months Ended September 30, 2019
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$10,878	$2,545	$2,620	$13,558	$1,333	$237	$31,171
Charge-offs	—	—	—	—	—	(9)	(9)
Recoveries	—	—	1	—	—	10	11
Provision (credit) for credit losses	1,051	445	(713)	523	(335)	29	1,000
Ending balance	$11,929	$2,990	$1,908	$14,081	$998	$267	$32,173

	Nine Months Ended September 30, 2020
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance, prior to adoption of CECL	$12,150	$4,829	$1,882	$12,583	$1,066	$276	$32,786
Impact of adopting CECL	(7,712)	(3,589)	2,182	8,699	1,274	771	1,625
Charge-offs	(1)	—	—	(2,002)	—	(2)	(2,005)
Recoveries	—	—	2	66	—	—	68
Provision (credit) for credit losses	3,649	434	(868)	8,235	(577)	127	11,000
Ending balance	$8,086	$1,674	$3,198	$27,581	$1,763	$1,172	$43,474

	Nine Months Ended September 30, 2019
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$10,792	$2,566	$3,935	$12,722	$1,297	$106	$31,418
Charge-offs	(3,670)	—	—	(796)	—	(13)	(4,479)
Recoveries	—	—	112	12	—	10	134
Provision (credit) for credit losses	4,807	424	(2,139)	2,143	(299)	164	5,100
Ending balance	$11,929	$2,990	$1,908	$14,081	$998	$267	$32,173

The allowance for credit losses at September 30, 2020 was consistent with the prior quarter primarily as a result of there being no change to the reasonable and supportable forecast component of the analysis. COVID-19 continues to have a profound impact on economic activity. While there have been some signs of economic improvement during the third quarter, significant uncertainty remains.  Management still believes that the economic recovery will accelerate during 2021 and 2022, however, based on the aforementioned uncertainty and negative impact the virus has had to date, the decision was made to maintain the current risk level for the reasonable and supportable forecast component of the allowance for credit losses in the third quarter.

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

There were $1.2 million of contributions to the Pension Plan during the nine months ended September 30, 2020. There were no contributions to the Pension Plan during the nine months ended September 30, 2019. There were no contributions to the SERP during the nine months ended September 30, 2020 and 2019, respectively. In accordance with the SERP, a retired executive received a distribution totaling $84 thousand during each of the nine months ended September 30, 2020 and 2019, respectively.

The Company's funding policy with respect to its benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

The following table presents the components of net periodic benefit (credit) cost:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(In thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Components of net periodic benefit (credit) cost and other amounts recognized in other comprehensive income:
Service cost	$265	$273	$92	$65	$795	$818	$278	$196
Interest cost	193	225	38	37	578	675	112	110
Expected return on plan assets	(713)	(608)	—	—	(2,138)	(1,823)	—	—
Amortization of net loss	100	130	56	18	300	390	170	53
Amortization of prior service credit	(20)	(20)	—	—	(58)	(58)	—	—
Net periodic benefit (credit) cost	$(175)	$—	$186	$120	$(523)	$2	$560	$359

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $1.4 million at September 30, 2020 and $1.0 million at December 31, 2019. The repurchase agreements were collateralized by investment securities, of which 37% were U.S. GSE residential collateralized mortgage obligations and 63% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.4 million at September 30, 2020 and 17% were U.S. GSE residential collateralized mortgage obligations and 83% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.1 million at December 31, 2019.

Securities sold under agreements to repurchase are financing arrangements with $1.4 million maturing during the fourth quarter of 2020. At maturity, the securities underlying the agreements are returned to the Company. The primary risk associated with these secured borrowings is the requirement to pledge a market value-based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Company's policies, eligible counterparties are defined and monitored to minimize exposure.

9. FEDERAL HOME LOAN BANK ADVANCES

The following tables present the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years. There are no FHLB advances with contractual maturities after 2020.

	September 30, 2020
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2020	215,000	0.39
Total FHLB advances	$215,000	0.39%

	December 31, 2019
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$195,000	1.81%

2020	240,000	1.84
Total FHLB advances	$435,000	1.82%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.6 billion and $1.4 billion of residential and commercial mortgage loans under a blanket lien arrangement at September 30, 2020 and December 31, 2019. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.9 billion at September 30, 2020.

10. SUBORDINATED DEBENTURES

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. $40.0 million of the subordinated debentures are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the subordinated debentures are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points. The subordinated debentures totaled $79.0 million at September 30, 2020 and $78.9 million at December 31, 2019.

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

Interest rate swaps with notional amounts totaling $280.0 million and $290.0 million at September 30, 2020 and December 31, 2019, respectively, were designated as cash flow hedges of certain FHLB advances. The swaps were determined to be fully effective during the periods presented. The aggregate fair value of the swaps is recorded in other assets or other liabilities, with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020		December 31, 2019
Notional amounts	$280,000		$290,000
Weighted average pay rates	1.33%		1.84%
Weighted average receive rates	0.26%		1.94%
Weighted average maturity	3.39	years	2.91	years

Four interest rate swaps, with notional amounts totaling $125.0 million, were terminated resulting in $3.4 million in loss on termination of swaps, which is reported as a component of non-interest income, for the three and nine months ended September 30, 2020.

Interest expense recorded on these swap transactions totaled $4.3 million and $4.4 million for the three and nine months ended September 30, 2020, and interest income recorded on these swap transactions totaled $331 thousand and $1.4 million for the three and nine months ended September 30, 2019, which is reported as a component of interest expense on FHLB advances. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company's variable-rate assets/liabilities. During the nine months ended September 30, 2020, the Company had $4.4 million of reclassifications as an increase to interest expense. During the next twelve months, the Company estimates that an additional $2.2 million will be reclassified as an increase to interest expense. During the quarter ended September 30, 2020, the Company accelerated the reclassification of $3.3 million loss from other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the three and nine months ended September 30, 2020 and 2019:

			Amount of gain (loss)	Amount of gain
			reclassified from	reclassified from
	Amount of (loss) gain	Amount of (loss) gain	Accumulated OCI	Accumulated OCI
(In thousands)	recognized in OCI	recognized in OCI	into income	into income
Interest rate contracts	included component	excluded component	included component	excluded component
Three months ended September 30, 2020	$14	$—	$(4,325)	$—
Nine months ended September 30, 2020	$(11,059)	$—	$(4,414)	$—
Three months ended September 30, 2019	$(657)	$—	$331	$—
Nine months ended September 30, 2019	$(5,360)	$—	$1,353	$—

The following table reflects the cash flow hedges included in the consolidated balance sheets at the dates indicated:

	September 30, 2020			December 31, 2019
		Fair	Fair		Fair	Fair
(In thousands)	Notional	Value	Value	Notional	Value	Value
Included in other assets/(liabilities):	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate swaps related to FHLB advances	$215,000	$—	$(7,322)	$240,000	$1,233	$(978)
Forward starting interest rate swaps related to FHLB advances	65,000	—	(720)	50,000	—	(1,427)

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

Interest rate swaps with notional amounts totaled $1.1 billion at September 30, 2020. Of the $1.1 billion notional amounts, $530.5 million were from loan customers and $530.5 million were from bank counterparties. Interest rate swaps with notional amounts totaled $823.9 million at December 31, 2019. Of the $823.9 million notional amounts, $411.9 million were from loan customers and $411.9 million were from bank counterparties.

The following table presents summary information about the interest rate swaps at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020		December 31, 2019
Notional amounts	$1,061,074		$823,894
Weighted average pay rates	2.94%		3.75%
Weighted average receive rates	2.94%		3.75%
Weighted average maturity	10.08	years	10.77	years
Fair value of combined interest rate swaps	$—		$—

Loan swap fees recorded on these swap transactions, which is reported as a component of non-interest income, totaled $0.6 million and $3.1 million for the three and nine months ended September 30, 2020 and $1.6 million and $3.2 million for the three and nine months ended September 30, 2019.

Credit-Risk-Related Contingent Features

As of September 30, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $68.0 million, while there were no derivatives in a net asset position. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. At September 30, 2020, the Company posted collateral of $69.1 million to its counterparties under the agreements in a net liability position and received no collateral from its counterparties under the agreements in a net asset position. If the Company had breached any of these provisions at September 30, 2020, it could have been required to settle its obligations under the agreements at the termination value.

12. LEASES

The Company has operating leases for certain branch locations, corporate offices and equipment. Certain leases contain rent escalation clauses, which are reflected in the Company’s operating lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants.

The components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Lease cost
Operating lease cost	$1,898	$1,679	$5,703	$5,030
Sublease income	(11)	(32)	(33)	(71)
Total lease cost	$1,887	$1,647	$5,670	$4,959

The Company reports lease cost in occupancy and equipment expense in the consolidated statements of income. The Company subleases a portion of its leased properties to commercial sublessees.  Sublease income is included in other operating income in the consolidated statements of income.

Supplemental cash flow and balance sheet information related to operating leases were as follows:

	Nine Months Ended
(Dollars in thousands)	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,442	$5,180
Operating right-of-use assets obtained in exchange for lease liabilities	$5,716	$39,825

	September 30, 2020		December 31, 2019
Weighted-average remaining lease term-operating leases	7.8	years	7.8	years
Weighted-average discount rate-operating leases (1)	3.00%		3.20%
1)	The Company computes the present value of operating lease liabilities using its incremental borrowing rate as the discount rate.

Certain leases contain renewal options which are not reflected in the tables below.  The exercise of renewal options, which extend the lease term from five to ten years, is at the Company’s discretion.

The maturities of operating lease liabilities were as follows:

(In thousands)	September 30, 2020	December 31, 2019
2020	$1,834	$7,011
2021	7,461	6,974
2022	7,341	6,802
2023	6,444	5,853
2024	6,190	5,595
Thereafter	24,067	20,324
Total operating lease payments	$53,337	$52,559
Less: Interest	(5,954)	(6,582)
Present value of operating lease liabilities	$47,383	$45,977

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the components of other comprehensive income (loss) and related income tax effects:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2020	2019	2020	2019
Unrealized holding (losses) gains on available for sale securities	$(935)	$2,227	$9,186	$16,247
Reclassification adjustments for gains realized in income	(3,540)	—	(3,525)	(201)
Income tax effect	1,309	(649)	(1,655)	(4,679)
Net change in unrealized (losses) gains on available for sale securities	(3,166)	1,578	4,006	11,367

Reclassification adjustments for amortization realized in income	136	128	412	385
Income tax effect	(39)	(37)	(120)	(113)
Net change in post-retirement obligation	97	91	292	272

Change in fair value of derivatives used for cash flow hedges	3,364	(657)	(7,709)	(5,360)
Reclassification adjustments for losses (gains) realized in income	992	(331)	1,058	(1,353)
Income tax effect	(1,274)	288	1,945	1,958
Net change in unrealized gains (losses) on cash flow hedges	3,082	(700)	(4,706)	(4,755)

Other comprehensive income (loss)	$13	$969	$(408)	$6,884

The following is a summary of the accumulated other comprehensive loss balances, net of income taxes, at the dates indicated:

		Other
	December 31,	Comprehensive	September 30,
(In thousands)	2019	Income	2020
Unrealized (losses) gains on available for sale securities	$(829)	$4,006	$3,177
Unrealized (losses) gains on pension benefits	(6,775)	292	(6,483)
Unrealized losses on cash flow hedges	(737)	(4,706)	(5,443)
Accumulated other comprehensive loss, net of income taxes	$(8,341)	$(408)	$(8,749)

The following represents the reclassifications out of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended		Affected Line Item
	September 30,	September 30,	September 30,	September 30,	in the Consolidated
(In thousands)	2020	2019	2020	2019	Statements of Income
Realized gains on sale of available for sale securities	$3,540	$—	$3,525	$201	Net securities gains
Amortization of defined benefit pension plan and defined benefit plan component of the SERP:
Prior service credit	20	20	58	58	Other operating expenses
Actuarial losses	(156)	(148)	(470)	(443)	Other operating expenses
Realized (losses) gains on cash flow hedges	(992)	331	(1,058)	1,353	Interest expense
Realized loss on the termination of swaps	(3,348)	—	(3,348)	—	Loss on termination of swaps
Total reclassifications, before income tax	$(936)	$203	$(1,293)	$1,169
Income tax benefit (expense)	274	(59)	378	(341)	Income tax expense
Total reclassifications, net of income tax	$(662)	$144	$(915)	$828

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

Paycheck Protection Program

We are an active participant in the SBA PPP for small business customers.  As of September 30, 2020, we originated over 4,200 loans totaling $960.4 million. The top five industries were construction, professional, manufacturing, accommodation/food, and administrative. The mean and median PPP loan amounts were $226 thousand and $70 thousand, respectively.

The following table presents the outstanding balance and range of loan size of our PPP loans as of September 30, 2020:

(Dollars in thousands)	Number of	Outstanding
Range of Loan Size	Loans	Balance
$150 and Below	2,970	$150,858
Between $150 and $350	674	155,000
Between $350 and $2,000	536	413,244
Over $2,000	68	241,269
Total	4,248	$960,371

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

COVID-19 Loan Moratoriums and Forbearance Programs

We are supporting our customers who may experience financial difficulty due to COVID-19 through loan moratoriums and forbearance programs. We began offering 90-day payment modifications on a case-by-case basis to those customers whose income was adversely impacted by COVID-19. The loan modifications in this program primarily consist of three-month deferrals of interest and principal payments. As of October 25, 2020, we have approved 491 loan moratoriums totaling $615 million, or 13% of total loan balances. Approximately $610 million of these loans have reached the end of their three-month deferral period. Of these loans, 66% returned to making their agreed-on payments and 34% requested an extension. Extensions are being granted on a case-by-case basis. Approximately $44 million in commercial loan payment deferrals were outstanding as of October 25, 2020.

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

The Merger is expected to close in the first quarter of 2021. The completion of the Merger is subject to customary conditions, including, among others, (1) the approval of the Merger Agreement and the transactions contemplated thereby, as applicable, by Dime’s shareholders and the Company’s shareholders, (2) authorization for listing on the Nasdaq Stock Market of the shares of Company’s common and preferred stock to be issued in the Merger, (3) the absence of any order, decree or injunction preventing the completion of the Merger, and (4) the receipt or waiver of required regulatory approvals. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement and (iii) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The foregoing description of the proposed Merger and the Merger Agreement is not complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 2.1.

Quarterly Highlights

●	Net income for the 2020 third quarter of $13.1 million, or $0.66 per diluted share, inclusive of pre-tax merger expenses of $2.4 million, or $0.11 per diluted share after tax, related to our merger with Dime.
●	Net interest income increased to $40.7 million for the third quarter of 2020 compared to $36.7 million in 2019.
●	Tax-equivalent net interest margin was 2.83% for the third quarter of 2020 compared to 3.40% for the 2019 period.
●	Total assets of $6.3 billion at September 30, 2020, increased $1.4 billion compared to December 31, 2019 and increased $171.7 million compared to June 30, 2020.
●	Total loans held for investment at September 30, 2020 totaled $4.6 billion, inclusive of PPP loans totaling $960.4 million, an increase of $959.2 million, or 26.1%, from December 31, 2019, and an increase of $18.6 million, or 1.6%, over June 30, 2020.
●	Total deposits of $5.4 billion at September 30, 2020, increased $1.6 billion, or 40.7%, from December 31, 2019, and increased $288.7 million, or 5.7%, from June 30, 2020.
●	Provision for credit losses of $1.5 million for the third quarter of 2020 compared to $1.0 million in 2019.
●	Allowance for credit losses to total loans was 0.94% at September 30, 2020 compared to 0.89% at December 31, 2019, and 0.94% at June 30, 2020.
●	A cash dividend of $0.24 per share was declared in October 2020 for the third quarter.

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

The Credit Risk Management Committee (“CRMC”) is comprised of management. The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the CRMC, based on its risk assessment of the entire portfolio. Each quarter, members of the CRMC meet with the Credit Risk Committee of our Board of Directors to review credit risk trends and the adequacy of the allowance for credit losses. Based on the CRMC’s review of the classified loans, delinquency and charge-off trends, current economic conditions, reasonable and supportable forecasts, and the overall allowance levels as they relate to the entire loan portfolio at September 30, 2020 and December 31, 2019, we believe the allowance for credit losses has been established at levels sufficient to cover the expected losses inherent in our loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for credit losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding the allowance for credit losses, see Note 6 of the Notes to the Consolidated Financial Statements.

Net Income

Net income for the three months ended September 30, 2020 was $13.1 million and $0.66 per diluted share as compared to $13.9 million and $0.70 per diluted share for the same period in 2019.  Changes in net income for the three months ended September 30, 2020 compared to September 30, 2019 include: (i) a $4.0 million, or 10.9%, increase in net interest income; (ii) a $0.5 million, or 50.0%, increase in the provision for credit losses; (iii) a $0.5 million, or 8.7%, increase in non-interest income; (iv) a $4.7 million, or 19.6%, increase in non-interest expense; and (v) a $0.1 million, or 3.8%, increase in income tax expense.

Net income for the nine months ended September 30, 2020 was $33.1 million and $1.66 per diluted share as compared to $37.5 million and $1.88 per diluted share for the same period in 2019.  Changes in net income for the nine months ended September 30, 2020 compared to September 30, 2019 include: (i) an $11.2 million, or 10.5%, increase in net interest income; (ii) a $5.9 million, or 115.7%, increase in the provision for credit losses; (iii) a $2.7 million, or 15.9%, decrease in non-interest income; (iv) a $7.4 million, or 10.4%, increase in non-interest expense; and (v) a $0.3 million, or 3.2%, decrease in income tax expense.

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

	Three Months Ended September 30,
	2020			2019
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans, net (1)(2)	$4,612,125	$43,108	3.72%	$3,442,462	$41,053	4.73%
Mortgage-backed securities, CMOs and other asset-backed securities	452,908	2,003	1.76	636,352	3,775	2.35
Taxable securities	123,613	952	3.06	124,372	1,034	3.30
Tax-exempt securities (2)	20,460	189	3.67	26,663	251	3.73
Deposits with banks	531,205	135	0.10	61,853	342	2.19
Total interest-earning assets (2)	5,740,311	46,387	3.21	4,291,702	46,455	4.29
Non-interest-earning assets:
Cash and due from banks	97,276			80,180
Other assets	412,298			332,120
Total assets	$6,249,885			$4,704,002

Interest-bearing liabilities:
Savings, NOW and money market deposits	$2,685,514	$2,092	0.31%	$2,107,576	$5,816	1.09%
Certificates of deposit of $100,000 or more	216,798	727	1.33	212,159	1,139	2.13
Other time deposits	78,331	228	1.16	60,496	300	1.97
Federal funds purchased and repurchase agreements	1,793	—	—	14,160	70	1.96
FHLB advances	329,674	1,407	1.70	244,011	1,179	1.92
Subordinated debentures	79,003	1,135	5.72	78,862	1,135	5.71
Total interest-bearing liabilities	3,391,113	5,589	0.66	2,717,264	9,639	1.41
Non-interest-bearing liabilities:
Demand deposits	2,193,615			1,417,159
Other liabilities	153,102			87,313
Total liabilities	5,737,830			4,221,736
Stockholders' equity	512,055			482,266
Total liabilities and stockholders' equity	$6,249,885			$4,704,002

Net interest income/net interest rate spread (2) (3)		40,798	2.55%		36,816	2.88%
Net interest-earning assets	$2,349,198			$1,574,438
Net interest margin (2) (4)			2.83%			3.40%
Tax-equivalent adjustment		(91)	(0.01)		(101)	(0.01)
Net interest income		$40,707			$36,715
Net interest margin (4)			2.82%			3.39%

Ratio of interest-earning assets to interest-bearing liabilities			169.28%			157.94%
(1)	Amounts are net of deferred origination costs/(fees) and the allowance for credit losses, and include loans held for sale.
(2)	Presented on a tax-equivalent basis based on the U.S. federal statutory tax rate of 21%.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2020			2019
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans, net (1)(2)	$4,240,881	$124,962	3.94%	$3,364,574	$118,712	4.72%
Mortgage-backed securities, CMOs and other asset-backed securities	485,743	7,613	2.09	666,759	13,007	2.61
Taxable securities	159,016	3,268	2.75	142,158	3,486	3.28
Tax-exempt securities (2)	24,341	687	3.77	35,140	949	3.61
Deposits with banks	330,355	514	0.21	85,241	1,485	2.33
Total interest-earning assets(2)	5,240,336	137,044	3.49	4,293,872	137,639	4.29
Non-interest-earning assets:
Cash and due from banks	86,707			80,539
Other assets	389,106			321,635
Total assets	$5,716,149			$4,696,046

Interest-bearing liabilities:
Savings, NOW and money market deposits	$2,456,999	$8,632	0.47%	$2,143,474	$19,182	1.20%
Certificates of deposit of $100,000 or more	218,441	2,676	1.64	209,358	3,201	2.04
Other time deposits	90,359	1,004	1.48	80,116	1,150	1.92
Federal funds purchased and repurchase agreements	10,975	79	0.96	15,722	273	2.32
FHLB advances	308,128	3,163	1.37	243,544	3,455	1.90
Subordinated debentures	78,968	3,405	5.76	78,828	3,405	5.78
Total interest-bearing liabilities	3,163,870	18,959	0.80	2,771,042	30,666	1.48
Non-interest-bearing liabilities:
Demand deposits	1,910,686			1,372,285
Other liabilities	136,802			81,588
Total liabilities	5,211,358			4,224,915
Stockholders' equity	504,791			471,131
Total liabilities and stockholders' equity	$5,716,149			$4,696,046

Net interest income/interest rate spread (2) (3)		118,085	2.69%		106,973	2.81%
Net interest-earning assets	$2,076,466			$1,522,830
Net interest margin (2) (4)			3.01%			3.33%
Tax-equivalent adjustment		(296)	(0.01)		(418)	(0.01)
Net interest income		$117,789			$106,555
Net interest margin (4)			3.00%			3.32%

Ratio of interest-earning assets to interest-bearing liabilities			165.63%			154.96%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 Over 2019			2020 Over 2019
	Changes Due To			Changes Due To
			Net			Net
(In thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income on interest-earning assets:
Loans, net (1) (2)	$43,964	$(41,909)	$2,055	$35,959	$(29,709)	$6,250
Mortgage-backed securities, CMOs and other asset-backed securities	(947)	(825)	(1,772)	(3,124)	(2,270)	(5,394)
Taxable securities	(6)	(76)	(82)	547	(765)	(218)
Tax-exempt securities (2)	(58)	(4)	(62)	(327)	65	(262)
Deposits with banks	2,113	(2,320)	(207)	2,009	(2,980)	(971)
Total interest income on interest-earning assets (2)	45,066	(45,134)	(68)	35,064	(35,659)	(595)

Interest expense on interest-bearing liabilities:
Savings, NOW and money market deposits	8,077	(11,801)	(3,724)	4,001	(14,551)	(10,550)
Certificates of deposit of $100,000 or more	164	(576)	(412)	211	(736)	(525)
Other time deposits	379	(451)	(72)	199	(345)	(146)
Federal funds purchased and repurchase agreements	(33)	(37)	(70)	(66)	(128)	(194)
FHLB advances	981	(753)	228	1,109	(1,401)	(292)
Subordinated debentures	—	—	—	10	(10)	—
Total interest expense on interest-bearing liabilities	9,568	(13,618)	(4,050)	5,464	(17,171)	(11,707)
Net interest income (2)	$35,498	$(31,516)	$3,982	$29,600	$(18,488)	$11,112
(1)	Amounts are net of deferred origination costs/(fees) and the allowance for credit losses, and include loans held for sale.
(2)	Presented on a tax-equivalent basis based on the U.S. federal statutory tax rate of 21%.

Analysis of Net Interest Income for the Three Months Ended September 30, 2020 and 2019

Net interest income was $40.7 million for the three months ended September 30, 2020 compared to $36.7 million for the three months ended September 30, 2019. Average net interest-earning assets increased $774.8 million to $2.3 billion for the three months ended September 30, 2020 compared to $1.6 billion for the three months ended September 30, 2019. The increase in average net interest-earning assets was primarily driven by loan growth in the commercial and industrial portfolio and a rise in deposits with banks, partially offset by increases in average borrowings and average deposits, and a decrease in average investment securities. Tax-equivalent net interest margin decreased to 2.83% for the three months ended September 30, 2020 compared to 3.40% for the three months ended September 30, 2019. The decrease in tax-equivalent net interest margin for 2020 compared to 2019 reflects the lower average yield on our loan portfolio and significantly higher levels of cash, earning low average yields, partially offset by lower overall funding costs, due in part to federal funds rate decreases during the third and fourth quarter of 2019 and the first quarter of 2020. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark federal funds rate to a target range of 0% to 0.25% during the 2020 first quarter. We took this opportunity to lower our funding costs and stabilize our net interest margin.

Total interest income was $46.3 million for the three months ended September 30, 2020 compared to $46.4 million for the same period in 2019. The average interest-earning assets increased $1.4 billion, or 33.8%, to $5.7 billion for the three months ended September 30, 2020 compared to $4.3 billion for the same period in 2019. The increase in average interest-earning assets for the three months ended September 30, 2020 compared to 2019 reflects loan growth in the commercial and industrial portfolio driven by PPP loan originations in the 2020 second quarter, and a rise in deposits with banks driven by deposit growth, partially offset by a decrease in average investment securities. The decline in economic activity during the COVID-19 shut-down resulted in more of our customers increasing their deposits, which raised our average deposits with banks in the current quarter. The tax-equivalent average yield on interest-earning assets was 3.21% for the quarter ended September 30, 2020 compared to 4.29% for the quarter ended September 30, 2019. The PPP loans and excess liquidity in banks had the effect of depressing our net interest margin in the current quarter.

Interest income on loans increased $2.1 million to $43.1 million for the three months ended September 30, 2020 over 2019, primarily due to growth in the commercial and industrial loan portfolio, partially offset by a decrease in yield on loans. For the three months ended September 30, 2020, average loans grew by $1.2 billion, or 34.0%, to $4.6 billion as compared to $3.4 billion for the same period in 2019. The tax-equivalent yield on average loans was 3.72% for the third quarter of 2020 compared to 4.73% for the same period in 2019. The average balance of loans for the quarter ended September 30, 2020 includes $933.3 million of PPP loans with an average yield of 2.56%. The PPP loans had the effect of decreasing the tax-equivalent yield by 29 basis points in the current quarter. We remain committed to growing loans with prudent underwriting, sensible pricing, and limited credit and extension risk.

Interest income on investment securities decreased $1.9 million to $3.1 million for the three months ended September 30, 2020 compared to $5.0 million for the same period in 2019, primarily due to a decrease in the average balance of investment securities and a lower average yield on investment securities.  Interest income on securities included net amortization of premiums on securities of $1.0 million for the three months ended September 30, 2020 compared to $1.2 million for the same period in 2019. For the three months ended September 30, 2020, average total investment securities decreased by $190.4 million, or 24.2%, to $597.0 million as compared to $787.4 million for the same period in 2019. The decline in tax-equivalent average yield on total investment securities to 2.10% for the three months ended September 30, 2020 compared to 2.55% in the same period in 2019 reflected the impact of the 150 basis point reduction in the benchmark federal funds rate by the Federal Reserve in March 2020 and the related decline in market interest rates available on securities purchases.

Total interest expense decreased to $5.6 million for the three months ended September 30, 2020 as compared to $9.6 million for the same period in 2019. The decrease in interest expense for the three months ended September 30, 2020 was a result of the decrease in the cost of average interest-bearing liabilities, partially offset by an increase in average deposits and average borrowings. The cost of average interest-bearing liabilities was 0.66% for the three months ended September 30, 2020 and 1.41% for the three months ended September 30, 2019. The decrease in the cost of average interest-bearing liabilities is primarily due to federal funds rate decreases during the third and fourth quarter of 2019 and the first quarter of 2020. Average total interest-bearing liabilities were $3.4 billion for the three months ended September 30, 2020 and $2.7 billion for the same period in 2019 due to increases in average deposits and average borrowings.

Average total deposits increased to $5.2 billion for the three months ended September 30, 2020, compared to $3.8 billion for the three months ended September 30, 2019 primarily due to a rise in average demand deposits and average savings, NOW and money market accounts. Average demand deposits totaled $2.2 billion for the three months ended September 30, 2020 compared to $1.4 billion for the three months ended September 30, 2019. The increase in demand deposits was driven by an inflow of deposits from PPP loan customers in 2020. The average balance of savings, NOW and money market accounts increased $577.9 million, or 27.4%, to $2.7 billion for the three months ended September 30, 2020 compared to $2.1 billion for the three months ended September 30, 2019. The cost of average savings, NOW and money market deposits was 0.31% for the 2020 third quarter compared to 1.09% for the 2019 third quarter. Average balances in certificates of deposit increased $22.4 million, or 8.2%, to $295.1 million for the three months ended September 30, 2020 compared to $272.7 million for the three months ended September 30, 2019. The cost of average certificates of deposit decreased to 1.29% for the three months ended September 30, 2020 compared to 2.09% for the same period in 2019. Average public fund deposits comprised 17.1% of total average deposits during the 2020 third quarter and 14.6% for the 2019 third quarter.

Average FHLB advances increased $85.7 million, or 35.1%, to $329.7 million for the three months ended September 30, 2020 compared to $244.0 million for the three months ended September 30, 2019.

Analysis of Net Interest Income for the Nine Months Ended September 30, 2020 and 2019

Net interest income was $117.8 million for the nine months ended September 30, 2020 compared to $106.6 million for the nine months ended September 30, 2019. Average net interest-earning assets increased $553.6 million to $2.1 billion for the nine months ended September 30, 2020 compared to $1.5 billion for the nine months ended September 30, 2019. The increase in average net interest-earning assets was primarily driven by loan growth in the commercial and industrial portfolio, and a rise in deposits with banks, partially offset by increases in average borrowings and average deposits, and a decrease in average investment securities. Tax-equivalent net interest margin decreased to 3.01% for the nine months ended September 30, 2020 compared to 3.33% for the nine months ended September 30, 2019. The decrease in tax-equivalent net interest margin for 2020 compared to 2019 reflects the lower average yield on our loan portfolio and significantly higher levels of cash earning low average yields, partially offset by lower overall funding costs, due in part to federal funds rate decreases during the third and fourth quarter of 2019 and the first quarter of 2020. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark federal funds rate to a target range of 0% to 0.25% during the 2020 first quarter. We took this opportunity to lower our funding costs and stabilize our net interest margin.

Total interest income decreased $0.5 million, or 0.3%, to $136.7 million for the nine months ended September 30, 2020 from $137.2 million for the same period in 2019, as average interest-earning assets increased $946.5 million, or 22.0%, to $5.2 billion for the nine months ended September 30, 2020 compared to $4.3 billion for the same period in 2019. The increase in average interest-earning assets for the nine months ended September 30, 2020 compared to 2019 reflects growth in the commercial and industrial portfolio driven by PPP loan originations, and a rise in deposits with banks driven by deposit growth, partially offset by a decrease in average investment securities. The decline in economic activity during the COVID-19 shut-down resulted in more of our customers increasing their deposits, which raised our average deposits with banks in the current year. The tax-equivalent average yield on interest-earning assets was 3.49% for the nine months ended September 30, 2020 compared to 4.29% for the nine months ended September 30, 2019. The PPP loans and excess liquidity in banks had the effect of depressing our net interest margin in the current year.

Interest income on loans increased $6.3 million to $124.8 million for the nine months ended September 30, 2020 over 2019, primarily due to growth in the commercial and industrial loan portfolio, partially offset by a decrease in yield on loans. For the nine months ended September 30, 2020, average loans grew by $876.3 million, or 26.1%, to $4.2 billion as compared to $3.4 billion for the same period in 2019. The tax-equivalent yield on average loans was 3.94% for the nine months ended September 30, 2020 compared to 4.72% for the same period in 2019. The average balance of loans for the nine months ended September 30, 2020 includes $621.1 million of PPP loans with an average yield of 2.55%. The PPP loans had the effect of decreasing the tax-equivalent yield by 20 basis points in 2020. We remain committed to growing loans with prudent underwriting, sensible pricing, and limited credit and extension risk.

Interest income on investment securities decreased $5.8 million to $11.4 million for the nine months ended September 30, 2020 compared to $17.2 million for the same period in 2019, primarily due to a decrease in the average balance of investment securities and a lower average yield on investment securities.  Interest income on securities included net amortization of premiums on securities of $2.5 million for the nine months ended September 30, 2020 as compared to $2.7 million for the same period in 2019. For the nine months ended September 30, 2020, average total investment securities decreased by $175.0 million, or 20.7%, to $669.1 million as compared to $844.1 million for the same period in 2019. The decline in tax-equivalent average yield on total investment securities to 2.31% for the nine months ended September 30, 2020 compared to 2.76% in the same period in 2019 reflected the impact of the reductions in the benchmark federal funds rate by the Federal Reserve in the third and fourth quarter of 2019, and the first quarter of 2020, and the related decline in market interest rates available on securities purchases.

Total interest expense decreased to $19.0 million for the nine months ended September 30, 2020 as compared to $30.7 million for the same period in 2019. The decrease in interest expense for the nine months ended September 30, 2020 was a result of the decrease in the cost of average interest-bearing liabilities, partially offset by an increase in average deposits and average borrowings. The cost of average interest-bearing liabilities was 0.80% for the nine months ended September 30, 2020 and 1.48% for the nine months ended September 30, 2019. The decrease in the cost of average interest-bearing liabilities is primarily due to federal funds rate decreases during the third and fourth quarter of 2019 and the first quarter of 2020. Average total interest-bearing liabilities were $3.2 billion for the nine months ended September 30, 2020 and $2.8 billion for the same period in 2019 due to increases in average deposits and average borrowings.

Average total deposits increased to $4.7 billion for the nine months ended September 30, 2020, compared to $3.8 billion for the nine months ended September 30, 2019 primarily due to an increase in average demand deposits and average savings, NOW and money market accounts. Average demand deposits totaled $1.9 billion for the nine months ended September 30, 2020 compared to $1.4 billion for the nine months ended September 30, 2019. The increase in demand deposits was primarily driven by an inflow of deposits from PPP loan customers in 2020. The average balance of savings, NOW and money market accounts increased $313.5 million, or 14.6%, to $2.5 billion for the nine months ended September 30, 2020 compared to $2.1 billion for the nine months ended September 30, 2019. The cost of average savings, NOW and money market deposits was 0.47% for the nine months ended September 30, 2020 compared to 1.20% for the same period in 2019. Average balances in certificates of deposit increased $19.3 million, or 6.7%, to $308.8 million for the nine months ended September 30, 2020 compared to $289.5 million for the nine months ended September 30, 2019. The cost of average certificates of deposit decreased to 1.59% for the nine months ended September 30, 2020 compared to 2.01% for the same period in 2019. Average public fund deposits comprised 17.8% of total average deposits during the nine months ended September 30, 2020 and 15.7% for the same period in 2019.

Average federal funds purchased and repurchase agreements decreased $4.7 million, to $11.0 million for the nine months ended September 30, 2020 compared to $15.7 million for the same period in 2019. The cost of average federal funds purchased and repurchase agreements was 0.96% for the nine months ended September 30, 2020 compared to 2.32% for the same period in 2019. Average FHLB advances increased $64.6 million, or 26.5%, to $308.1 million for the nine months ended September 30, 2020 compared to $243.5 million for the nine months ended September 30, 2019.

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

Based on our adoption of the CECL Standard on January 1, 2020, our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio, the net charge-offs, and current and forecasted economic conditions, a provision for credit losses of $1.5 million and $11.0 million was recorded during the three and nine months ended September 30, 2020, respectively, compared to a provision for credit losses of $1.0 million and $5.1 million, respectively, during the same periods in 2019. The third quarter 2020 provision was primarily driven by net charge-offs for the quarter.  The allowance for credit losses at September 30, 2020 was consistent with the prior quarter primarily as a result of there being no change to the reasonable and supportable forecast component of the analysis.  COVID-19 continues to have a profound impact on economic activity.  While there have been some signs of economic improvement during the third quarter, significant uncertainty remains.  Management still believes that the economic recovery will accelerate during 2021 and 2022, however, based on the aforementioned uncertainty and negative impact the virus has had to date, the decision was made to maintain the current risk level for the reasonable and supportable forecast component of the allowance for credit losses in the third quarter.  The increase in the allowance for credit losses and related provision for credit losses for the nine months ended September 30, 2020 is primarily related to the reasonable and supportable forecast component of the analysis which includes the impact of COVID-19 on economic conditions, coupled with an increase in the specific reserves.

Net charge-offs were $1.4 million for the quarter ended September 30, 2020, compared to net recoveries of $2 thousand for the quarter ended September 30, 2019. Net charge-offs were $1.9 million for the nine months ended September 30, 2020, compared to net charge-offs of $4.3 million for the nine months ended September 30, 2019. The net charge-offs during the nine months ended September 30, 2019 relate primarily to the $3.7 million charge-off related to one CRE loan totaling $16.3 million which was written down to the loan’s estimated fair value of $12.6 million and moved into loans held for sale as of June 30, 2019. The ratio of the allowance for credit losses to non-accrual loans was 615%, 750% and 764%, at September 30, 2020, December 31, 2019, and September 30, 2019, respectively. The allowance for credit losses totaled $43.5 million at September 30, 2020 as compared to $32.8 million at December 31, 2019 and $32.2 million at September 30, 2019. The allowance as a percentage of total loans was 0.94% at September 30, 2020, compared to 0.89%

at December 31, 2019 and 0.92% at September 30, 2019. We continue to carefully monitor the loan portfolio, real estate trends in Nassau and Suffolk Counties and the New York City boroughs, and current and forecasted economic conditions. Loans totaling $93.1 million, or 2.0%, of total loans at September 30, 2020 were categorized as classified loans compared to $88.3 million, or 2.4% of total loans, at December 31, 2019 and $82.5 million, or 2.4% of total loans, at September 30, 2019. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans because we have information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly.

At September 30, 2020, $31.0 million of classified loans were commercial real estate (“CRE”) loans. Of the $31.0 million of CRE loans, $28.6 million were current and $2.4 million were past due. At September 30, 2020, $17.0 million of classified loans were residential real estate loans, with $14.1 million current and $2.9 million past due. Commercial, industrial, and agricultural loans represented $42.5 million of classified loans, with $40.6 million current and $1.9 million past due. Taxi medallion loans represented $9.6 million of the classified commercial, industrial and agricultural loans at September 30, 2020. All of our taxi medallion loans are collateralized by New York City medallions and have personal guarantees. As of September 30, 2020, substantially all of our taxi medallion loans were on payment moratoriums.  All taxi medallion loans were current prior to their payment moratorium. No new originations of taxi medallion loans are currently planned and we expect these balances to continue to decline through amortization and pay-offs.  At September 30, 2020, there was $1.2 million of classified real estate construction and land loans substantially all of which were current; $1.0 million of classified consumer loans substantially all of which were current; and $0.4 million of classified multi-family loans which were current.

CRE loans, including multi-family loans, represented $2.5 billion, or 53.3%, of the total loan portfolio at September 30, 2020 compared to $2.4 billion, or 64.8%, at December 31, 2019 and $2.2 billion, or 62.7%, at September 30, 2019. Our underwriting standards for CRE loans require an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, our underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. We consider charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on CRE values when evaluating the appropriate level of the allowance for credit losses.

As of September 30, 2020, we had $15.9 million in loans which were individually evaluated, with a specific reserve of $7.0 million. Individually evaluated loans include $9.6 million of taxi medallion loans.  As of June 30, 2020, taxi loans were changed from being collectively evaluated to individually evaluated.  While our collectively evaluated taxi loans were all performing in accordance with the terms of the renewals, the COVID-19 pandemic brought New York City to a halt and the taxi industry, like many others, suffered greatly. Substantially all of our taxi borrowers requested payment moratoriums and until such time as business fully resumes and cash flows return to normal, we feel it is most appropriate to value the taxi loans assuming they are collateral dependent. As of December 31, 2019, we had individually impaired loans as defined by FASB ASC No. 310, “Receivables” (prior to adoption of the CECL Standard) of $27.0 million, with a specific reserve totaling $4.7 million. Impaired loans include individually classified non-accrual loans and troubled debt restructuring loans (“TDRs”). At December 31, 2019, impaired loans also included $1.1 million in other impaired performing loans which were related to borrowers with other performing TDRs. Upon adoption of the CECL Standard on January 1, 2020, we re-evaluated our impaired loans to determine which loans should be evaluated on a collective (pooled) basis and which loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis and therefore should be individually evaluated. The majority of our impaired loans at December 31, 2019 were performing TDRs where there was no write-off of principal as a result of the restructure and interest was at a market rate.  We concluded the risks associated with these loans were consistent with the other pooled loans and therefore they were appropriately evaluated on a collective (pooled) basis under the CECL Standard.

Non-accrual loans were $7.1 million, or 0.15%, of total loans, at September 30, 2020, and $4.4 million, or 0.12% of total loans at December 31, 2019. TDRs represent $581 thousand of the non-accrual loans at September 30, 2020 and $405 thousand of the non-accrual loans at December 31, 2019.

There was no other real estate owned at September 30, 2020 and December 31, 2019.

The following table presents changes in the allowance for credit losses:

	Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019
Beginning balance	$32,786	$31,418
Impact of adopting CECL	1,625	—
Charge-offs:
Commercial real estate mortgage loans	(1)	(3,670)
Residential real estate mortgage loans	—	—
Commercial, industrial and agricultural loans	(2,002)	(796)
Installment/consumer loans	(2)	(13)
Total	(2,005)	(4,479)
Recoveries:
Commercial real estate mortgage loans	—	—
Residential real estate mortgage loans	2	112
Commercial, industrial and agricultural loans	66	12
Installment/consumer loans	—	10
Total	68	134
Net charge-offs	(1,937)	(4,345)
Provision for credit losses charged to operations	11,000	5,100
Ending balance	$43,474	$32,173

Allocation of Allowance for Credit Losses

The following table presents the allocation of the total allowance for credit losses by loan classification:

	September 30, 2020		December 31, 2019
		Percentage of Loans		Percentage of Loans
(Dollars in thousands)	Amount	to Total Loans	Amount	to Total Loans
Commercial real estate mortgage loans	$8,086	35.0%	$12,150	42.7%
Multi-family mortgage loans	1,674	18.3	4,829	22.1
Residential real estate mortgage loans	3,198	9.7	1,882	13.4
Commercial, industrial and agricultural loans	27,581	35.1	12,583	18.5
Real estate construction and land loans	1,763	1.4	1,066	2.6
Installment/consumer loans	1,172	0.5	276	0.7
Total	$43,474	100.0%	$32,786	100.0%

Non-Interest Income

Total non-interest income during the three months ended September 30, 2020 was $6.8 million compared to $6.2 million for the three months ended September 30, 2019. The increase in non-interest income in the current quarter compared to 2019 was attributable to a $3.5 million increase in net securities gains, a $1.6 million increase in gain on sale of SBA loans, and a $0.2 million increase in title fees, partially offset by a $3.4 million loss on termination of swaps, a $1.0 million decrease in loan swap fees, and a $0.4 million decrease in service charges and other fees.

Total non-interest income during the nine months ended September 30, 2020 was $14.3 million compared to $17.0 million during the nine months ended September 30, 2019. The decline in non-interest income in the current year compared to 2019 was attributable to a $3.4 million loss on termination of swaps, a $2.6 million decrease in fair value of one loan held for sale, a $1.0 million decrease in service charges and other fees, and a $0.5 million decrease in other operating income, partially offset by a $3.3 million increase in net securities gains, a $1.4 million increase in gain on sale of SBA loans, and a $0.3 million increase in title fees.

During the third quarter of 2020, we restructured our wholesale balance sheet, offsetting net securities gains of $3.5 million with swap termination losses of $3.4 million, which we expect will positively impact our net interest margin in the fourth quarter of 2020.

During the second quarter of 2020, an additional write-down was recognized on our one CRE mortgage loan held for sale for the decrease in the estimated fair value of the loan by $2.6 million to $10.0 million through a valuation allowance which was charged against non-interest income in the consolidated statements of income.

Loan swap fees recorded on interest rate swaps decreased to $0.6 million for the three months ended September 30, 2020, compared to $1.6 million for the three months ended September 30, 2019. Loan swap fees recorded on interest rate swaps decreased to $3.1 million for the nine months ended September 30, 2020, compared to $3.2 million for the nine months ended September 30, 2019. We increased the notional amount of interest rate swaps to $1.1 billion at September 30, 2020, compared to $823.8 million at December 31, 2019. The loan swap program allows us to deliver fixed rate exposure to our customers while we retain a floating rate asset and generate fee income. These interest rate swap agreements do not qualify for hedge accounting treatment, and therefore changes in fair value are reported in non-interest income in the consolidated statements of income.

Non-Interest Expense

Total non-interest expense was $28.9 million during the three months ended September 30, 2020 compared to $24.2 million for the three months ended September 30, 2019. The increase was primarily due to merger expenses associated with our proposed merger with Dime, and higher salaries and benefits, FDIC assessments, technology and communications, professional services and occupancy and equipment expenses, partially offset by lower marketing and advertising, and other operating expenses.

Total non-interest expense was $78.2 million during the nine months ended September 30, 2020 compared to $70.8 million for the nine months ended September 30, 2019. The increase was primarily due to merger expenses associated with our proposed merger with Dime, and higher salaries and benefits, technology and communications, professional services, and FDIC assessments expenses, partially offset by lower marketing and advertising expenses and other operating expenses.

Salaries and benefits increased $2.1 million to $16.4 million for the three months ended September 30, 2020 compared to the same period in 2019. Technology and communications expenses increased $0.4 million to $2.5 million for the three months ended September 30, 2020 compared to the same period in the prior year. Marketing and advertising expenses decreased $0.8 million to $0.5 million for the three months ended September 30, 2020 compared to the same period in 2019. Professional services increased to $1.4 million in the third quarter of 2020 compared to $1.1 million in the third quarter of 2019. FDIC assessments increased to $0.7 million for the three months ended September 30, 2020, compared to $18 thousand for the same period in 2019, primarily due to FDIC assessment credits totaling $0.4 million in the 2019 period. Other operating expenses decreased $0.3 million to $1.5 million for the three months ended September 30, 2020 compared to the same period in 2019.

Salaries and benefits increased $4.6 million to $45.9 million for the nine months ended September 30, 2020 compared to the same period in 2019. Technology and communications expenses increased $1.3 million to $7.1 million for the nine months ended September 30, 2020 compared to the same period in the prior year. Professional services increased to $3.4 million in the third quarter of 2020 compared to $2.6 million for the same period in 2019. Marketing and advertising expenses decreased $1.5 million to $2.2 million for the nine months ended September 30, 2020, compared to the same period in 2019. FDIC assessments increased to $1.2 million for the nine months ended September 30, 2020, compared to $0.7 million for the same period in 2019, primarily due to FDIC assessment credits totaling $0.4 million in the 2019 period. Other operating expenses decreased $0.6 million to $5.0 million for the nine months ended September 30, 2020 compared to the same period in 2019.

The rise in salaries and employee benefits in the three months ended and nine months ended 2020 compared to 2019 was related to higher incentive accruals in 2020. The increase in technology and communications expenses in the current quarter and current year compared to 2019 reflects higher software maintenance and system services expenses as we increased our investment in technology and expanded our use of automation in the 2020 periods.

Income Taxes

Income tax expense was $4.0 million for the three months ended September 30, 2020 compared to $3.9 million for the three months ended September 30, 2019, reflecting a higher effective tax rate, partially offset by lower income before income taxes in the 2020 period. The effective tax rate was 23.4% for the three months ended September 30, 2020 compared to 21.7% for the same period in 2019. The increase in our effective tax rate resulted primarily from non-deductible merger expenses in the 2020 third quarter.

Income tax expense was $9.8 million for the nine months ended September 30, 2020 compared to $10.1 million for the nine months ended September 30, 2019, reflecting lower income before income taxes, partially offset by a higher effective tax rate in the 2020 period. The effective tax rate was 22.9% for the nine months ended September 30, 2020 compared to 21.3% for the same period in 2019. The increase in our effective tax rate resulted primarily from non-deductible merger expenses in the 2020 third quarter.

Financial Condition

Total assets were $6.3 billion at September 30, 2020, $1.4 billion, or 28.5%, higher than December 31, 2019. The rise in total assets in 2020 reflects increases in loans held for investment and cash and cash equivalents, partially offset by a decrease in securities.

Cash and cash equivalents increased $593.3 million, or 506.2%, to $710.5 million at September 30, 2020 compared to December 31, 2019. Total securities decreased $214.4 million, or 26.6%, to $590.4 million at September 30, 2020 compared to December 31, 2019. Total loans held for investment, net, increased $959.2 million, or 26.1%, to $4.6 billion at September 30, 2020 compared to December 31, 2019, inclusive of PPP loans totaling $960.4 million. Net deferred loan fees were $14.2 million at September 30, 2020, inclusive of $22.7 million remaining unamortized net loan fees related to PPP loans. Our focus is on our ability to grow the loan portfolio, while minimizing interest rate risk sensitivity and maintaining credit quality.

Total liabilities were $5.8 billion at September 30, 2020, $1.4 billion higher than December 31, 2019. The increase in total liabilities in 2020 was mainly due to deposit growth, attributable to PPP related deposits, partially offset by a decrease in FHLB advances.

Total deposits increased $1.6 billion, or 40.7%, to $5.4 billion at September 30, 2020, compared to December 31, 2019. The increase in total deposits in 2020 was largely attributable to higher demand deposits and savings, NOW and money market deposits. Demand deposits increased $727.3 million, or 47.9%, to $2.2 billion at September 30, 2020 compared to December 31, 2019. The rise in demand deposits in the third quarter of 2020 was primarily driven by an inflow of PPP-related deposits. Savings, NOW and money market deposits increased $844.7 million, or 42.5%, to $2.8 billion at September 30, 2020 compared to December 31, 2019. Certificates of deposit decreased $17.6 million, or 5.7%, to $290.4 million at September 30, 2020 compared to December 31, 2019. FHLB advances decreased $220.0 million to $215.0 million at September 30, 2020 compared to December 31, 2019.

Total stockholders' equity increased $15.1 million to $512.2 million at September 30, 2020 compared to $497.2 million at December 31, 2019. We adopted the CECL Standard on January 1, 2020, which resulted in a charge to retained earnings and reduction to stockholders’ equity of $1.5 million. The increase in stockholders’ equity was largely attributable to net income of $33.1 million, partially offset by $14.4 million in dividends, $4.6 million in purchases of treasury stock, and $0.4 million of other comprehensive loss, net of deferred income taxes. During the nine months ended September 30, 2020, there were 179,620 shares purchased under the 2019 Stock Repurchase Program at a cost of $4.6 million.

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

The Holding Company’s principal sources of liquidity included cash and cash equivalents of $1.5 million as of September 30, 2020, and dividend capabilities from the Bank. Cash available for distribution of dividends to our shareholders is primarily derived from dividends paid by the Bank to the Company. For the nine months ended September 30, 2020, the Bank paid $21.0 million in cash dividends to the Holding Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank's net income of that year combined with its retained net income of the preceding two years. As of September 30, 2020, the Bank had $68.0 million of retained net income available for dividends to the Holding Company. In the event the Holding Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Holding Company did not make any capital contributions to the Bank during the nine months ended September 30, 2020.

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

The Bank's Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At September 30, 2020, the Bank had aggregate lines of credit of $418.0 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $398.0 million is available on an unsecured basis. As of September 30, 2020, the Bank had no overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of September 30, 2020, the Bank had no FHLB overnight borrowings outstanding and $215.0 million outstanding in FHLB term borrowings. As of December 31, 2019, the Bank had $195.0 million FHLB overnight borrowings outstanding and $240.0 million outstanding in FHLB term borrowings. The Bank had $1.4 million and $1.0 million at September 30, 2020 and December 31, 2019, respectively, of securities sold under agreements to repurchase outstanding with customers and no such agreements outstanding with brokers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of September 30, 2020, the Bank had $67.1 million outstanding in brokered certificates of deposit and $50.2 million outstanding in brokered money market accounts. As of December 31, 2019, the Bank had $77.3 million outstanding in brokered certificates of deposit and $85.1 million outstanding in brokered money market accounts.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital to risk-weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk-weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at September 30, 2020 and December 31, 2019.

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

As of September 30, 2020, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution's category.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at September 30, 2020 and December 31, 2019:

	September 30, 2020
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets:
Consolidated	$417,376	10.3%	$182,154	4.5%	$283,351	7.0%	n/a	n/a
Bank	494,492	12.2	182,142	4.5	283,332	7.0	$263,094	6.5%
Total capital to risk-weighted assets:
Consolidated	537,843	13.3	323,830	8.0	425,027	10.5	n/a	n/a
Bank	534,959	13.2	323,808	8.0	424,998	10.5	404,760	10.0
Tier 1 capital to risk-weighted assets:
Consolidated	417,376	10.3	242,872	6.0	344,069	8.5	n/a	n/a
Bank	494,492	12.2	242,856	6.0	344,046	8.5	323,808	8.0
Tier 1 capital to average assets:
Consolidated	417,376	6.8	245,736	4.0	n/a	n/a	n/a	n/a
Bank	494,492	8.1	245,641	4.0	n/a	n/a	307,051	5.0

	December 31, 2019
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets:
Consolidated	$397,800	10.2%	$176,121	4.5%	$273,967	7.0%	n/a	n/a
Bank	474,056	12.1	176,114	4.5	273,954	7.0	$254,386	6.5%
Total capital to risk-weighted assets:
Consolidated	510,862	13.1	313,105	8.0	410,950	10.5	n/a	n/a
Bank	507,118	13.0	313,091	8.0	410,932	10.5	391,363	10.0
Tier 1 capital to risk-weighted assets:
Consolidated	397,800	10.2	234,828	6.0	332,674	8.5	n/a	n/a
Bank	474,056	12.1	234,818	6.0	332,659	8.5	313,091	8.0
Tier 1 capital to average assets:
Consolidated	397,800	8.5	187,386	4.0	n/a	n/a	n/a	n/a
Bank	474,056	10.1	187,377	4.0	n/a	n/a	234,222	5.0

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

At September 30, 2020, $478.0 million, or 84.3%, of our available for sale and held to maturity securities had fixed interest rates. At September 30, 2020, $2.9 billion, or 62.5%, of our loan portfolio had adjustable or floating interest rates. Changes in interest rates affect the value of our interest-earning assets and, in particular, our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest-earning assets, which could adversely affect our stockholders' equity and results of operations if sold. We are also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans we originate and the average life of loans and securities, which can impact the yields earned on our loans and securities. In periods of decreasing interest rates, the average life of loans and securities we hold may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans.

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

In addition to the above scenarios, we consider other non-parallel rate shifts that would also exert pressure on earnings. The current low interest rate environment presents the possibility for a flattening of the yield curve, which presents a challenge to a bank, like us, that derives most of its revenue from net interest margin. During the nine months ended September 30, 2020, the yield on U.S. Treasury 5-year notes decreased 141 basis points from 1.69% to 0.28%, while the yield on 3-month Treasury bills decreased 145 basis points from 1.55% to 0.10%. The 3-month/5-year Treasury spread increased from 14 basis points at December 31, 2019 to 18 basis points at September 30, 2020, and continues to be considerably flat compared to the 3-month/5-year Treasury spread of 81 basis points at December 31, 2017. A continued flat or inverted yield curve in 2020 may adversely affect net interest income as borrowers tend to refinance higher-rate fixed rate loans at lower rates and we may not be able to reinvest those prepayments in assets earning interest rates as high as the rates on those prepaid assets.

The following reflects our net interest income sensitivity analysis at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$9,829	6.12%	$2,599	1.62%
100	5,194	3.23	(11,997)	(7.47)
Static	—	—	—	—
(100)	2,064	1.28	(24,471)	(15.23)

	December 31, 2019
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$1,028	0.70%	$12,075	8.21%
100	520	0.35	6,787	4.62
Static	—	—	—	—
(100)	(574)	(0.39)	(3,586)	(2.44)

As noted in the table above, a 200-basis point increase in interest rates is projected to increase net interest income by 6.12% in year 1 and increase net interest income by 1.62% in year 2. Our balance sheet sensitivity to such a move in interest rates at September 30, 2020 increased as compared to December 31, 2019 (which was an increase of 0.70% in net interest income over a twelve-month period). This increase is the result of a higher portion of our loans repricing to market rates in addition to the increase in our floating rate portfolio over the last year. We also continue to show the ability to hold the costs of interest-bearing deposits to below market rates.  Overall, our strategy has been to proactively take advantage of the falling rate cycle in aggressively lowering deposit costs, ultimately dampening the effect of variable and adjustable rate loan repricing and additional fixed rate loan refinancing. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio decreased from 2.35 years at December 31, 2019 to 2.03 years at September 30, 2020.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, the resolution of any such pending or threatened litigation is not expected to have a material adverse effect on the Company's consolidated financial statements.

Additionally, two lawsuits have been filed in federal courts by purported shareholders of the Company alleging the registration statement filed by the Company with the SEC on September 14, 2020 in connection with the Merger with Dime contains materially misleading omissions or misrepresentations in violation of Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder. The plaintiffs generally seek injunctive relief, unspecified damages, and an award of attorneys’ fees and expenses. The Company is reviewing the complaints and has not yet formally responded. Such litigations are common in connection with mergers involving public companies, regardless of any merits related to the underlying transaction. Although the ultimate outcome of these actions cannot be predicted with certainty, the Company believes that the claims asserted against them in these lawsuits are without merit and intend to defend against these actions vigorously.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the disclosure in Item 1A. Risk Factors included in the Company’s Quarterly Report on Form 10-Q for the quarters ended June 30, 2020 and March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Stock Repurchases.

The following table presents information in connection with repurchases of our shares of common stock during the three months ended September 30, 2020:

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares That May
	Total Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
	Purchased (1)	Paid per Share	or Programs	Programs (2)
July 1, 2020 through July 31, 2020	890	$18.73	—	797,780
August 1, 2020 through August 31, 2020	—	—	—	797,780
September 1, 2020 through September 30, 2020	130	20.04	—	797,780
Total	1,020	18.90	—
(1)	Includes shares withheld by the Company to pay the taxes associated with the vesting of restricted stock awards.
(2)	The Board of Directors approved a stock repurchase plan in March 2006 that authorized the repurchase of 309,000 shares. In February 2019, the Company announced the adoption of a new stock repurchase plan for up to 1,000,000 shares, replacing the previous plan. There is no expiration date for the stock repurchase plan. No shares were purchased under the repurchase program during the three months ended September 30, 2020.

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
101

The following financial statements from Bridge Bancorp, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2020, filed on November 6, 2020, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the Three and Nine Months Ended  September 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019, (iv) Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019, and (vi) the Condensed Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover page to this Quarterly Report on Form 10-Q, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGE BANCORP, INC.
Registrant

November 6, 2020	/s/ Kevin M. O'Connor
Kevin M. O'Connor
President and Chief Executive Officer

November 6, 2020	/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and Chief Financial Officer