Form 10-K
period 2020-12-31
Dime Community Bancshares, Inc. /NY/
filed 2021-03-15
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-34096

DIME COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2934195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

898 VETERANS MEMORIAL HIGHWAY, SUITE 560, HAUPPAUGE, NY	11788
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 631-537-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	DCOM	The Nasdaq Stock Market, LLC
Preferred Stock	DCOMP	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒

Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2020, was $377,838,854.

The number of shares of the Registrant’s common stock outstanding on February 28, 2021 was 41,488,275.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

The Registrant’s definitive Proxy Statement for the 2021 Annual Meeting to be filed pursuant to Regulation 14A on or before April 30, 2021 (Part III).

PART I

In this Annual Report on Form 10-K, unless otherwise mentioned, the terms the “Company”, “we”, “us” and “our” refer to Dime Community Bancshares, Inc. and our wholly-owned subsidiary, Dime Community Bank (the “Bank”). We use the term “Holding Company” to refer solely to Dime Community Bancshares, Inc. and not to our consolidated subsidiary.

Item 1. Business

Completion of Merger of Equals

On February 1, 2021, Dime Community Bancshares, Inc., a Delaware corporation (“Legacy Dime”) merged with and into Bridge Bancorp, Inc., a New York corporation (“Legacy Bridge”) (the “Merger”), with Legacy Bridge as the surviving corporation under the name “Dime Community Bancshares, Inc.” (the “Company”). At the effective time of the Merger (the “Effective Time”), each outstanding share of Legacy Dime common stock, par value $0.01 per share, was converted into the right to receive 0.6480 shares of the Company’s common stock, par value $0.01 per share.

At the Effective Time, each outstanding share of Legacy Dime’s Series A preferred stock, par value $0.01 (the “Dime Preferred Stock”), was converted into the right to receive one share of a newly created series of the Company’s preferred stock having the same powers, preferences and rights as the Dime Preferred Stock.

Immediately following the Merger, Dime Community Bank, a New York-chartered commercial bank and a wholly-owned subsidiary of Legacy Dime, merged with and into BNB Bank, a New York-chartered commercial bank and a wholly-owned subsidiary of Bridge, with BNB Bank as the surviving bank, under the name “Dime Community Bank.”

In connection with the Merger, the Company assumed $115.0 million in aggregate principal amount of the 4.50% Fixed-to-Floating Rate Subordinated Debentures due 2027 of Legacy Dime.

See “Note 23. Subsequent Event” of the Notes to the Consolidated Financial Statements for further information.

General

Dime Community Bancshares, Inc., (the “Holding Company”), which was known as Bridge Bancorp, Inc., prior to the Merger, is a bank holding company engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank, which was known as BNB Bank prior to the Merger. The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Company functions primarily as the holder of all of the Bank’s common stock. In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”), as an operating subsidiary. The assets of BCI are viewed by the bank regulators as part of the Bank’s assets in consolidation. Our bank operations also include Bridge Abstract LLC (“Bridge Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. In connection with the Merger, on February 1, 2021, the Holding Company acquired Dime Community Bank and its wholly-owned subsidiaries.

As of December 31, 2020, we operated 39 branch locations in the primary market areas of Suffolk and Nassau Counties on Long Island and the New York City boroughs, including 35 in Suffolk and Nassau Counties, two in Queens and two in Manhattan. Following the Merger, we operate 67 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, and the Bronx.

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

Page -1-

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

We believe the Merger will create a company with a more diversified loan portfolio, across geographies, asset classes and commercial industries, and that the resulting company will have increased capacity for loan growth while maintaining its current business risk tolerances.

Human Capital Resources

Demographics and Culture

As of December 31, 2020, we employed 502 full-time equivalent employees. As a result of the Merger, on February 1, 2021, we added 373 full-time equivalent employees. Our employees are not represented by a collective bargaining agreement. We have been recognized as one of Long Island’s Top Workplaces in 2020 and consider our relationship with our employees to be good. Our culture in the workplace encourages employees to care about each other, the communities they serve, and the work they do. We believe strong community ties, customer focus, accountability, and development of the communities in which we operate will have a favorable long-term impact on our business performance. Our employees are passionate about building relationships and providing customized banking solutions to our communities. We believe in hiring well-qualified people from a wide range of backgrounds who also fit our value system. As an equal opportunity employer, our decisions to select and promote employees are unbiased as we seek to build a diverse team of employees.

Labor Policies and Benefits

We offer our employees a comprehensive benefits package that will support, maintain, and protect their physical, mental, and financial health. We sponsor various wellness programs that promote the health and wellness of our employees. The COVID-19 pandemic presented a challenge of maintaining the health and safety of our employees.  Our employees complete daily COVID-19 health assessments and must remain at home if they experience COVID-19 symptoms, tested positive, or have been in close contact with a person who has tested positive for COVID-19. Our return to work phase-in began on July 6, 2020 for back office employees. Our branch network has returned to operating regular business hours. Our branch employees receive 100% weekly pay, regardless of the number of hours worked. All front-line employees received special bonus payments for the team effort in issuing the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) loans.

Training, Development and Retention

We are committed to retaining employees by monitoring salaries in our markets and offering competitive salaries. In addition, we maintain equity incentive plans under which we may issue shares of our common stock. Refer to Note 15. “Stock-Based Compensation Plans” of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details of our equity incentive plans. We promote career development and continuing education by offering internal training programs and tuition reimbursement for programs that develop skills related to our business.

Page -2-

Competition and Principal Market Areas

All phases of our business are highly competitive. We face direct competition from a significant number of financial institutions operating in our market area, many with a statewide or regional presence, and in some cases, a national presence. There is also competition for banking business from competitors outside of our market areas. Most of these competitors are significantly larger than us, and therefore have greater financial and marketing resources and lending limits than us. The fixed cost of regulatory compliance remains high for community banks as compared to their larger competitors that are able to achieve economies of scale. We consider our major competition to be local commercial banks as well as other commercial banks with branches in our market area. Other competitors include savings banks, credit unions, mortgage brokers and financial services firms other than financial institutions, such as investment and insurance companies. Increased competition within our market areas may limit growth and profitability. Additionally, as our market area expands westward, competitive pressure in new markets is expected to be strong. The title insurance abstract subsidiary also faces competition from other title insurance brokers as well as directly from the companies that underwrite title insurance. In New York State, title insurance is obtained on most transfers of real estate and mortgage transactions.

As of December 31, 2020, our principal market areas were Suffolk and Nassau Counties on Long Island and the New York City boroughs, with our legacy markets being primarily in Suffolk County and our newer expansion markets being primarily in Nassau County, Queens and Manhattan. Long Island has a population of approximately 3 million and both counties are relatively affluent and well-educated, enjoying above average median household incomes. In total, Long Island has a sizable industry base with a majority of Suffolk County tending towards high-tech manufacturing and Nassau County favoring wholesale and retail trade. Suffolk County, particularly Eastern Long Island, is semi-rural and also the point of origin for us. Surrounded by water and including the Hamptons and North Fork, the region is a recreational destination for the New York metropolitan area, and a highly regarded resort locale worldwide. While the local economy flourishes in the summer months as a result of the influx of tourists and second homeowners, the year-round population has grown considerably in recent years, resulting in a reduction of the seasonal fluctuations in the economy, which has boosted our legacy market opportunities. Industries represented across the principal market areas include retail establishments; construction and trades; restaurants and bars; lodging and recreation; professional entities; real estate; health services; passenger transportation; high-tech manufacturing; and agricultural and related businesses. Given its proximity, Long Island’s economy is closely linked with New York City’s and major employers in the area include municipalities, school districts, hospitals, and financial institutions.

We believe the completion of the Merger unites two iconic New York community banks, creating the premier community-based business bank in our region. Our enhanced branch footprint in Brooklyn, Queens, the Bronx, and Nassau County, and increased capital base will allow the combined bank to better serve the needs of our customers across the greater New York and Long Island marketplaces.

Taxation

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

Regulation and Supervision

Dime Community Bank

The Bank is a New York chartered commercial bank and a member of the Federal Reserve System (a “member bank”). The lending, investment, and other business operations of the Bank are governed by New York and federal laws and regulations. The Bank is subject to extensive regulation by the New York State Department of Financial Services (“NYSDFS”) and, as a member bank, by the Board of Governors of the Federal Reserve System (“FRB”). The Bank’s deposit accounts are insured up to applicable limits by the FDIC under its Deposit Insurance Fund (“DIF”) and the FDIC

Page -3-

has certain regulatory authority as deposit insurer. A summary of the primary laws and regulations that govern the Bank’s operations are set forth below.

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

The FDIC assesses insured depository institutions to maintain the DIF. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years. However, inasmuch as the Bank’s assets have exceeded $10 billion due to the Merger of Dime Community Bank and BNB Bank, the Bank will become subject to larger institution assessment procedures.  Such institutions are assigned an individual rate based on a scorecard combining examination ratings, financial measures, a bank’s ability to withstand asset-related and funding-related stress and a measure of potential losses to the DIF in the event of the institution’s failure.

The Dodd-Frank Act required the FDIC to revise its procedures to base assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 basis points to 45 basis points of total assets less tangible equity. In conjunction with the DIF’s reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for insured institutions of less than $10 billion of total assets to 1.5 basis points to 30 basis points, effective July 1, 2016. As noted, the Bank will be subject to large institution procedures in the future following the Merger, and the applicable range for such institutions of 1.5 basis points to 40 basis points.

Page -4-

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

Community Bank Leverage Ratio

Legislation enacted in 2018 required the federal banking agencies, including the FRB, to amend the regulatory capital regulations to establish an optional “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of between 8% and 10% of average total consolidated assets.  Banking organizations of less than $10 billion of assets that have capital meeting the specified level and satisfying other criteria may elect to follow this alternative framework and be deemed in compliance with all applicable capital requirements, including the risk-based requirements, and would be considered “well capitalized” under “prompt corrective action” statutes.   The agencies finalized a rule, effective January 1, 2020, that set the Community Bank Leverage Ratio at 9% tier 1 capital to average

Page -5-

total consolidated assets.  Pursuant to 2020 federal legislation, the Community Bank Leverage Ratio was temporarily lowered to 8%, transitioning back to 9% by year-end 2021. Since the merged bank exceeds $10 billion of assets, its eligibility to elect the community bank leverage ratio will be terminated in the future following the Merger.

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

The Bank’s assets exceeded $10 billion due to the Merger of BNB Bank and Dime Community Bank.  Federal law provides that institutions above that asset size be examined by the Consumer Financial Protection Bureau (“CFPB”), rather than its primary federal bank regulator, as to compliance with certain federal consumer protection and fair lending laws and

Page -7-

regulations. The Bank will therefore be subject to examination by the CFPB as to those matters in the future, rather than the FDIC.

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

Dime Community Bancshares, Inc.

The Holding Company, as a bank holding company controlling the Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the FRB under the BHCA applicable to bank holding companies. We are required to file reports with, and otherwise comply with the rules and regulations of the FRB.

The FRB previously adopted consolidated capital adequacy guidelines for bank holding companies structured similarly, but not identically, to those applicable to the Bank. The Dodd-Frank Act directed the FRB to issue consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The FRB subsequently issued regulations amending its regulatory capital requirements to implement the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer was phased-in between 2016 and 2019. We met all capital adequacy requirements under the FRB’s capital rules on December 31, 2020.

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

Page -8-

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

Current FRB regulations provide that a bank holding company that is not well capitalized or well managed, as such terms are defined in the regulations, or that is subject to any unresolved supervisory issues, is required to give the FRB prior written notice of any repurchase or redemption of its outstanding equity securities if the gross consideration for repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a repurchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice or violate a law or regulation. FRB guidance generally provides for bank holding company consultation with FRB staff prior to engaging in a repurchase or redemption of a bank holding company’s stock, even if a formal written notice is not required. The guidance provides that the purpose of such consultation is to allow the FRB to review the proposed repurchases or redemption from a supervisory perspective and possibly object.

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

Other Information

Through a link on the Investor Relations section of our website of www.dime.com, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) for 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. Copies of such reports and other information also are available at no charge to any person who requests them or at www.sec.gov. Such requests may be

Page -9-

directed to Dime Community Bancshares, Inc., Investor Relations, 898 Veterans Memorial Highway, Suite 560, Hauppauge, NY 11788, (631) 537-1000.

Item 1A. Risk Factors

Risks Related to our Mergers and Acquisitions Activities

Combining Legacy Bridge and Legacy Dime may be more difficult, costly or time consuming than expected and the Company may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Legacy Bridge and Legacy Dime. To realize the anticipated benefits and cost savings from the Merger, we must successfully integrate and combine the two businesses in a manner that permits those cost savings to be realized. If the Company is not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the Merger could be less than anticipated, and integration may result in additional unforeseen expenses.

It is possible that the integration process could result in the loss of key employees, the disruption of the Company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts may also divert management attention and resources. These integration matters could have an adverse effect on the Company for an undetermined period after completion of the Merger.

The combined company may be unable to retain personnel successfully following the Merger.

The success of the Merger will depend in part on the Company’s ability to retain the talents and dedication of key employees of Legacy Bridge and Legacy Dime. It is possible that these employees may decide not to remain with the Company. If the Company is unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, the Company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating the businesses of Legacy Bridge and Legacy Dime to hiring suitable replacements, all of which may cause the Company’s business to suffer. In addition, the Company may not be able to locate or retain suitable replacements for any key employees who leave.

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

Goodwill arises when a business is purchased for an amount greater than the fair value of the net assets acquired. We recognized goodwill as an asset on our balance sheet in connection with our merger with Legacy Dime and our acquisitions of Community National Bank (“CNB”) in 2015, FNBNY Bancorp (“FNBNY”) in 2014, and Hamptons State Bank

Page -10-

(“HSB”) in 2011. We evaluate goodwill for impairment at least annually. Although we determined that goodwill was not impaired during 2020, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If we were to conclude that a future write-down of the goodwill was necessary, then we would record the appropriate charge to earnings, which could be materially adverse to our consolidated financial statements.

Risks Related to the COVID-19 Outbreak

The economic impact of the COVID-19 outbreak may continue to have an adverse impact on our business and results of operations.

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

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business.  The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we may be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to substantially reopen, and high levels of unemployment continue, for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

Page -11-

●	our cyber security risks are increased as the result of an increase in the number of employees working remotely; and
●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us.

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

Risks Related to our Loan Portfolio

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

In 2006, the federal bank regulatory agencies (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our non-owner occupied commercial real estate level equaled 390% of total risk-based capital at December 31, 2020. Including owner-occupied commercial real estate, the ratio of commercial real estate loans to total risk-based capital ratio would be 495% at December 31, 2020.

If our regulators were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, our earnings would be adversely affected.

We are subject to litigation, regulatory enforcement and reputation risk due to our participation in the SBA PPP, and we are subject to the risk that the SBA may not fund some or all PPP loan guarantees.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act) included the PPP as a loan program administered through the SBA.  Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other lenders, subject to detailed qualifications and eligibility criteria.

Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues

Page -12-

to be uncertainty in the laws, rules and guidance relating to the PPP.  Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications and the payment of fees to agents that assisted borrowers in obtaining PPP loans. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we believe that we have administered the PPP in accordance with all applicable laws, regulations and guidance, we may be exposed to litigation risk and negative media attention related to our participation in the PPP.  If any such litigation is not resolved in in our favor, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.

Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, including with respect to the PPP, which could adversely affect our business, reputation, results of operation and financial condition, and thereby adversely affect your investment.

We also have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

The Financial Accounting Standards Board (“FASB”) has issued an accounting standard that we adopted in the first quarter of 2020. This standard, referred to as Current Expected Credit Loss, requires that we determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This changed the previous method of providing allowances for loan losses that are probable, which required us to increase our allowance for credit losses, and greatly increases the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses.

Customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Hence, we may experience significant credit losses, which could have a material adverse effect on its operating results. We make various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving

Page -13-

as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, we rely on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover expected losses in the loan portfolio, resulting in additions to the allowance. Material additions to the allowance through charges to earnings would materially decrease our net income.

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

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. With respect to the Bank, the NYSDFS, FRB, CFPB, the United States Department of Justice and other federal and state agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

The Company is subject to environmental liability risk associated with lending activities.

A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Environmental reviews of real property before initiating foreclosure may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Interest Rates

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

Page -14-

Changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. As of December 31, 2020, the securities portfolio totaled $559.4 million.

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

Risks Related to Regulation

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

Additionally, the CFPB has the authority to issue consumer finance regulations and is authorized, individually or jointly with bank regulatory agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates new and existing consumer financial laws or regulations.  Previously, we had less than $10 billion in total consolidated assets so the FRB and NYSDFS, not the CFPB, was responsible for examining and supervising our compliance with these consumer protection laws and regulations.  However, following the Merger with Legacy Dime, the merged Bank’s assets exceed $10 billion. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank and its implementing regulations, including the examination authority of the CFPB to assess our compliance with federal consumer financial laws, imposition of higher FDIC premiums, reduced debit card interchange fees, and enhanced risk management frameworks, all of which increase operating costs and reduce earnings. In addition, in accordance with a memorandum of understanding entered into between the CFPB and U.S. Department of Justice, the

Page -15-

two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations, and have done so on a number of occasions.

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

Page -16-

Risks Related to our Debt Securities

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

Operational Risk Factors

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

Our future success depends on the success and growth of Dime Community Bank.

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

We have recently experienced losses due to fraud.  In 2018, we incurred a pre-tax charge, net of recovery, of $8.9 million relating to the fraudulent conduct of a business customer through its deposit accounts.  In September 2020, we resolved our claim for the loss with our insurance carrier to the full extent of the available coverage.

Page -17-

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

Page -18-

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2020, we owned eight properties located in Suffolk County, New York consisting of our corporate headquarters and branch office located at 2200 Montauk Highway in Bridgehampton; six branches located in Montauk, Southold, Westhampton Beach, Southampton Village, East Hampton Village and Mattituck; and one drive-up facility located in Sag Harbor. In 2018, we purchased the Mattituck branch property, which we had previously leased. We lease a portion of the Montauk and Westhampton Beach properties to commercial lessees.

At December 31, 2020, we maintained executive offices and back office operations at leased facilities located in Suffolk County, New York at 898 and 888 Veterans Highway in Hauppauge. We lease 30 additional properties as branch locations in New York: 20 in Suffolk County; six in Nassau County; two in Queens; and two in Manhattan. We sublease a portion of the leased properties located in Patchogue and Melville in Suffolk County to commercial sublessees.

Following the Merger, our corporate headquarters is located at 898 Veterans Highway in Hauppauge, New York. The Bank’s main office continues to be located at 2200 Montauk Highway in Bridgehampton, New York.  In connection with the Merger, we expanded our footprint with the addition of 31 properties consisting of Legacy Dime’s 28 full-service retail banking offices located throughout Brooklyn, Queens, the Bronx, and Nassau and Suffolk Counties in New York, and Legacy Dime’s three operations offices located in Manhattan and Brooklyn, New York and New Jersey.  As of February 1, 2021, following the Merger, of the 31 Legacy Dime properties, 23 were leased and eight were owned.

For additional information on our premises and equipment, see Note 5. “Premises and Equipment, net” in the Notes to the Consolidated Financial Statements.

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

Page -19-

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ® Stock Market under the symbol “DCOM”. Prior to the Merger, our common shares were traded under the symbol “BDGE”. At February 28, 2021, we had approximately 1,066 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

DCOM Performance Graph

Pursuant to the regulations of the SEC, the graph below compares our performance with that of the total return for the NASDAQ® stock market and for certain bank stocks of financial institutions with an asset size of $5 billion to $10 billion, as reported by SNL Financial LC (“SNL”) from December 31, 2015 through December 31, 2020. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

Total Return Performance
Dime Community Bancshares, Inc.
NASDAQ Composite Index
SNL Bank $5B-$10B Index
Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Dime Community Bancshares, Inc.	100.00	128.58	121.98	91.29	123.90	92.39
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
SNL Bank $5B-$10B	100.00	143.27	142.73	129.17	160.06	145.37

Page -20-

Issuer Purchases of Equity Securities

The following table presents information in connection with repurchases of our shares of common stock during the three months ended December 31, 2020:

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares That May
	Total Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
	Purchased (1)	Paid per Share	or Programs	Programs (2)
October 1, 2020 through October 31, 2020	39	$19.54	—	797,780
November 1, 2020 through November 30, 2020	63	21.52	—	797,780
December 1, 2020 through December 31, 2020	62,468	24.16	—	797,780
Total	62,570	24.15	—
(1)	Represents shares withheld by the Company to pay the taxes associated with the vesting of restricted stock awards.
(2)	The Board of Directors approved a stock repurchase plan in March 2006 that authorized the repurchase of 309,000 shares. In February 2019, the Company announced the adoption of a new stock repurchase plan for up to 1,000,000 shares, replacing the previous plan. There is no expiration date for the stock repurchase plan. No shares were purchased under the repurchase program during the three months ended December 31, 2020.

Page -21-

Item 6. Selected Financial Data

Five-Year Summary of Operations
(In thousands, except per share data and financial ratios)

Set forth below are our selected consolidated financial and other data. Our business is primarily the business of our Bank. This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements.

	December 31,
Selected Financial Data:	2020	2019	2018	2017	2016
Securities available for sale, at fair value	$450,360	$638,291	$680,886	$759,916	$819,722
Securities, restricted	23,362	32,879	24,028	35,349	34,743
Securities held to maturity	85,700	133,638	160,163	180,866	223,237
Loans held for sale	52,785	12,643	—	—	—
Loans held for investment	4,597,403	3,680,285	3,275,811	3,102,752	2,600,440
Total assets	6,434,296	4,921,520	4,700,744	4,430,002	4,054,570
Total deposits	5,489,253	3,814,647	3,886,393	3,334,543	2,926,009
Total stockholders’ equity	517,831	497,154	453,830	429,200	407,987

	Year Ended December 31,
Selected Operating Data:	2020	2019	2018	2017	2016
Total interest income	$184,232	$181,541	$168,984	$149,849	$137,716
Total interest expense	23,451	39,338	32,204	22,689	16,845
Net interest income	160,781	142,203	136,780	127,160	120,871
Provision for credit losses	11,500	5,700	1,800	14,050	5,550
Net interest income after provision for credit losses	149,281	136,503	134,980	113,110	115,321
Total non-interest income	19,703	25,387	11,568	18,102	16,046
Total non-interest expense	113,257	96,139	98,180	91,727	77,081
Income before income taxes	55,727	65,751	48,368	39,485	54,286
Income tax expense	13,685	14,060	9,141	18,946	18,795
Net income (1)(2)(3)(4)	$42,042	$51,691	$39,227	$20,539	$35,491

Selected Financial Ratios and Other Data:
Return on average equity (1)(2)(3)(4)	8.26%	10.84%	8.66%	4.64%	9.82%
Return on average assets (1)(2)(3)(4)	0.72	1.10	0.87	0.49	0.92
Average equity to average assets	8.67	10.11	10.08	10.53	9.38
Dividend payout ratio (1)(2)(3)(4)	45.66	35.63	46.76	88.80	45.48
Basic earnings per share (1)(2)(3)(4)	$2.11	$2.59	$1.97	$1.04	$2.01
Diluted earnings per share (1)(2)(3)(4)	2.11	2.59	1.97	1.04	2.00
Cash dividends declared per common share	0.96	0.92	0.92	0.92	0.92
(1)	2020 amount includes $4.5 million of merger expenses and $4.2 million of stock acceleration expenses related to the Merger.
(2)	2018 amount includes $6.2 million of net securities losses, net of taxes, associated with the balance sheet restructure, $6.9 million of net fraud loss, net of taxes, related to fraudulent conduct of a business customer through its deposit accounts at BNB, and $0.6 million of office relocation costs, net of taxes.
(3)	2017 amount includes $5.2 million, net of taxes, associated with restructuring costs and a charge of $7.6 million associated with the write-down of deferred tax assets due to the enactment of the Tax Cuts and Jobs Act.
(4)	2016 amount includes reversal of $0.6 million of acquisition costs, net of taxes, associated with the CNB and FNBNY acquisitions.

Page -22-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Annual Report on Form 10-K, unless otherwise mentioned, the terms the “Company”, “we”, “us” and “our” refer to Dime Community Bancshares, Inc. and our wholly-owned subsidiary, Dime Community Bank (the “Bank”). We use the term “Holding Company” to refer solely to Dime Community Bancshares, Inc. and not to our consolidated subsidiary.

The following discussion and analysis covers changes in our results of operations and financial condition from 2019 to 2020. A discussion and analysis of changes in our results of operations and financial condition from 2018 to 2019 may be found in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission on March 11, 2020.

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

Overview

Who We Are and How We Generate Income

Dime Community Bancshares, Inc., a New York corporation previously known as “Bridge Bancorp, Inc.,” is a bank holding company formed in 1989. On a parent-only basis, the Holding Company has had minimal results of operations. The Holding Company is dependent on dividends from its wholly-owned subsidiary, Dime Community Bank, which was previously known as “BNB Bank,” its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non-interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, loan swap fees, investment services, income from its title insurance subsidiary, and net gains on sales of securities and loans. The level of non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses,

Page -23-

expenses from the Bank’s title insurance subsidiary, and income tax expense, further affects our net income. We believe the Merger created the opportunity for the resulting company to leverage complementary and diversified revenue streams and to potentially have superior future earnings and prospects compared to our current earnings and prospects on a stand-alone basis. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity.

Year and Quarterly Highlights (prior to the completion of the Merger on February 1, 2021)

●	Net income for the 2020 fourth quarter of $9.0 million, or $0.45 per diluted share, inclusive of merger and stock acceleration expenses related to the Merger.

●	Net income for the full year 2020 was $42.0 million, or $2.11 per diluted share, compared to $51.7 million, or $2.59 per diluted share, for the full year 2019. Inclusive of:
o	Pre-tax merger expenses of $4.5 million, or $0.21 per diluted share, in the last six months of 2020.
o	Pre-tax stock acceleration expenses of $4.2 million, or $0.21 per diluted share, in the 2020 fourth quarter.

●	Net interest income increased to $160.8 million for 2020, compared to $142.2 million in 2019.
●	Tax-equivalent net interest margin was 2.99% for 2020 and 3.31% in 2019.
●	Total assets of $6.4 billion at December 31, 2020, an increase of $1.5 billion, or 30.7%, over December 31, 2019.
●	Total loans held for investment at December 31, 2020 of $4.6 billion, inclusive of PPP loans totaling $844.7 million, an increase of $917.1 million, or 24.9%, over December 31, 2019.
●	Total deposits of $5.5 billion at December 31, 2020, an increase of $1.7 billion, or 43.9%, compared to December 31, 2019.
●	Provision for credit losses of $11.5 million for 2020, compared to $5.7 million in 2019.
●	Allowance for credit losses was 0.96% of loans as of December 31, 2020, compared to 0.89% at December 31, 2019.
●	Cash dividends of $19.2 million were paid in 2020, representing $0.96 per share. A cash dividend of $4.8 million, or $0.24 per share, was declared in January 2021 and paid in February 2021 for the fourth quarter.

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

Page -24-

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

Paycheck Protection Program

We are an active participant in the SBA PPP for small business customers.  As of December 31, 2020, we originated over 4,200 loans totaling approximately $980 million. The top industries were construction, professional, manufacturing, health care, accommodation/food, and administrative. The mean and median PPP loan amounts were $229 thousand and $70 thousand, respectively.

The following table presents the outstanding balance and range of loan size of our PPP loans as of December 31, 2020:

(Dollars in thousands)	Number of	Outstanding
Range of Loan Size	Loans	Balance
$150 and Below	2,618	$124,461
Between $150 and $350	539	122,600
Between $350 and $2,000	463	359,307
Over $2,000	66	238,284
Total	3,686	$844,652

Substantially all of the PPP loans we originated have a two-year term and a 1% interest rate. Subsequent CARES Act changes extended the maturities of these loans to potentially five years at the borrower’s option. Any changes are expected to be made at the end of the interest only phase and are expected to coincide with the forgiveness process. The SBA pays us fees ranging from 1% to 5% per loan depending on the loan principal amount. Fee income from processing PPP loans is amortized as a yield adjustment over the life of the loan. PPP loans are expected to be fully guaranteed by the SBA.

Prior to the commencement of the PPP program, in the 2020 first quarter we funded 80 loans totaling $4.2 million with an average loan size of $53 thousand. These streamlined loans were our initial response to the COVID-19 pandemic to quickly provide customers with small loans to bridge short term cash flow. We terminated this program and focused our efforts on developing a process to accept PPP loans when the PPP program commenced on April 3, 2020. As of December 31, 2020, $3.2 million of these loans remain outstanding.

COVID-19 Loan Moratoriums and Forbearance Programs

We are supporting our customers who may experience financial difficulty due to COVID-19 through loan moratoriums and forbearance programs. We began offering 90-day payment modifications on a case-by-case basis to those customers whose income was adversely impacted by COVID-19. The loan modifications in this program primarily consist of three-month deferrals of interest and principal payments. Extensions may be granted on a case by case basis. As of December 31, 2020, approximately 500 loans totaling $635 million were granted payment moratoriums during 2020. These deferrals are not considered TDRs based on the CARES Act and/or the interagency guidance. As of January 21, 2021, $76.1 million in moratoriums were outstanding.

The industries we identified as most significantly impacted by the COVID-19 pandemic based on the potential risk to cash flows are hotels, restaurants, passenger transportation, leisure, museums and catering.

Page -25-

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

Significant Events

Merger Agreement with Dime Community Bancshares, Inc.

On July 1, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Legacy Dime. Pursuant to the Merger Agreement, on February 1, 2021, Legacy Dime merged with and into Bridge, with Bridge as the surviving corporation under the name “Dime Community Bancshares, Inc.”

At the Effective Time, each outstanding share of Legacy Dime common stock, par value $0.01 per share, was converted into the right to receive 0.6480 shares of the Company’s common stock, par value $0.01 per share.

At the Effective Time of the Merger, each outstanding share of Dime Preferred Stock was converted into the right to receive one share of a newly created series of Company preferred stock having the same powers, preferences and rights as the Dime Preferred Stock.

Immediately following the Merger, Dime Community Bank, a New York-chartered commercial bank and a wholly-owned subsidiary of Legacy Dime, merged with and into BNB Bank, a New York-chartered commercial bank and a wholly-owned subsidiary of the Company, with BNB Bank as the surviving bank, under the name “Dime Community Bank.”

In connection with the Merger, the Company assumed $115.0 million in aggregate principal amount of the 4.50% Fixed-to-Floating Rate Subordinated Debentures due 2027 of Legacy Dime.

Critical Accounting Policies

Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2020 contains a summary of significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for credit losses is our most critical accounting policy. This policy is important to the presentation of the financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition.

The following is a description of this critical accounting policy and an explanation of the methods and assumptions underlying its application.

Allowance for Credit Losses

On January 1, 2020, we adopted the current expected credit loss model (“CECL” or the “CECL Standard”), which requires that loans held for investment be accounted for under the current expected credit losses model. Although the CARES Act provided the option to delay the adoption of the current expected credit loss model until the earlier of December 31, 2020 or the termination of the current national emergency declaration related to the COVID-19 outbreak, we implemented the CECL Standard in the first quarter of 2020 as previously planned. The allowance for credit losses is established and maintained through a provision for credit losses based on expected losses inherent in our loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. Management monitors its entire loan portfolio regularly, with consideration given to detailed analysis of classified loans, repayment patterns, past loss experience, various types of

Page -26-

concentrations of credit, current economic conditions, and reasonable and supportable forecasts. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged against the allowance.

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of our loan portfolio segments. These segments are further disaggregated into loan risk ratings, the level at which credit risk is monitored. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on expected loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and provision for credit losses in those future periods.

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

In determining the allowance for credit losses, we derive an estimated credit loss assumption from a model that categorizes loan pools based on loan type and further segmented by risk rating. This model is known as Probability of Default/Loss Given Default, utilizing a Transition Matrix approach. This model calculates an expected loss percentage for each loan

Page -27-

pool by considering the probability of default, based upon the historical transition or migration of loans from performing (various pass ratings) to criticized, and classified risk ratings to default by risk rating buckets using life-of-loan analysis runout periods for all loan segments, and the historical severity of loss, based on the aggregate net lifetime losses (loss given default) per loan pool. The default trigger, which is defined as the earlier of ninety days past-due or non-accrual status, and severity factors used to calculate the allowance for credit losses for loans in pools that share similar risk characteristics with other loans, are adjusted for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio.  These factors include: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified or graded loans and the volume of non-accrual loans; (6) the quality of our loan review system; (7) the value of underlying collateral for collateralized loans; (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Such factors are used to adjust the historical probabilities of default and severity of loss for current conditions that are not reflective of the model results. In addition, the economic factor includes management’s expectation of future conditions based on a reasonable and supportable forecast of the economy. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made (currently two years), the Bank immediately reverts back to the historical rates of default and severity of loss. Management believes that this transition approach to the Probability of Default/Loss Given Default is a relevant calculation of expected credit losses as there is sufficient volume as well as movement in the risk ratings due to the initial grading system as well as timely updates to risk ratings when necessary. Credit risk ratings are based on management’s evaluation of a credit’s cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management.

The adequacy of the allowance is analyzed quarterly, with any adjustment to a level deemed appropriate by the Credit Risk Management Committee (“CRMC”), based on its risk assessment of the entire portfolio. Each quarter, members of the CRMC meet with the Credit Risk Committee of our Board of Directors to review credit risk trends and the adequacy of the allowance for credit losses. Based on the CRMC’s review of the classified loans, delinquency and charge-off trends, current economic conditions, reasonable and supportable forecasts, and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2020 and December 31, 2019, we believe the allowance for credit losses has been established at levels sufficient to cover the expected losses inherent in our loan portfolio. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for credit losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

For additional information regarding the allowance for credit losses, see Note 4 of the Notes to the Consolidated Financial Statements.

Net Income

Net income for the year ended December 31, 2020 was $42.0 million and $2.11 per diluted share as compared to $51.7 million and $2.59 per diluted share for the same period in 2019. Changes in net income for the year ended December 31, 2020 compared to December 31, 2019 include: (i) an $18.6 million, or 13.1%, increase in net interest income; (ii) a $5.8 million, or 101.8%, increase in the provision for credit losses; (iii) a $5.7 million, or 22.4%, decrease in non-interest

Page -28-

income; (iv) a $17.1 million, or 17.8%, increase in non-interest expense; and (v) a $0.4 million, or 2.7%, decrease in income tax expense.

Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table presents certain information relating to our average consolidated balance sheets and our consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities for those periods on a tax-equivalent basis based on the U.S. federal statutory tax rate. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include non-accrual loans. The yields and costs include fees and costs, which are considered adjustments to yields. Interest on non-accrual loans has been included only to the extent reflected in the consolidated statements of income. For purposes of this table, the average balances for investments in debt and equity securities exclude unrealized appreciation/depreciation due to the application of FASB Accounting Standards Codification (“ASC”) 320, “Investments - Debt and Equity Securities”.

Page -29-

	Year Ended December 31,
	2020			2019			2018
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans, net (1)(2)	$4,341,647	$169,611	3.91%	$3,410,773	$158,492	4.65%	$3,167,933	$144,568	4.56%
Mortgage-backed securities, CMOs and other asset-backed securities	470,306	9,329	1.98	651,262	16,182	2.48	679,805	16,591	2.44
Taxable securities	149,156	4,158	2.79	138,625	4,477	3.23	168,326	5,413	3.22
Tax-exempt securities (2)	22,999	841	3.66	33,393	1,215	3.64	62,595	1,932	3.09
Deposits with banks	404,272	673	0.17	75,600	1,697	2.24	52,143	1,076	2.06
Total interest-earning assets (2)	5,388,380	184,612	3.43	4,309,653	182,063	4.22	4,130,802	169,580	4.11
Non-interest-earning assets:
Cash and due from banks	91,736			81,850			76,730
Other assets	391,911			326,963			285,546
Total assets	$5,872,027			$4,718,466			$4,493,078

Interest-bearing liabilities:
Savings, NOW and money market deposits	$2,527,785	$10,435	0.41%	$2,109,891	$23,687	1.12%	$1,922,515	$15,928	0.83%
Certificates of deposit of $100,000 or more	217,624	3,346	1.54	208,875	4,270	2.04	184,438	3,007	1.63
Other time deposits	86,113	1,198	1.39	78,800	1,502	1.91	107,153	1,801	1.68
Federal funds purchased and repurchase agreements	8,595	79	0.92	41,077	767	1.87	69,604	1,200	1.72
FHLB advances	284,718	3,992	1.40	245,283	4,573	1.86	324,653	5,729	1.76
Subordinated debentures	78,985	4,401	5.57	78,845	4,539	5.76	78,706	4,539	5.77
Total interest-bearing liabilities	3,203,820	23,451	0.73	2,762,771	39,338	1.42	2,687,069	32,204	1.20
Non-interest-bearing liabilities:
Demand deposits	2,020,575			1,392,606			1,310,857
Other liabilities	138,665			86,130			42,392
Total liabilities	5,363,060			4,241,507			4,040,318
Stockholders' equity	508,967			476,959			452,760
Total liabilities and stockholders' equity	$5,872,027			$4,718,466			$4,493,078

Net interest income/net interest rate spread (2) (3)		161,161	2.70%		142,725	2.80%		137,376	2.91%
Net interest-earning assets	$2,184,560			$1,546,882			$1,443,733
Net interest margin (2) (4)			2.99%			3.31%			3.33%
Tax-equivalent adjustment		(380)	(0.01)		(522)	(0.01)		(596)	(0.02)
Net interest income		$160,781			$142,203			$136,780
Net interest margin (4)			2.98%			3.30%			3.31%

Ratio of interest-earning assets to interest-bearing liabilities			168.19%			155.99%			153.73%
(1)	Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.
(2)	Presented on a tax-equivalent basis based on the U.S. federal statutory tax rate of 21%.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Page -30-

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

	Year Ended December 31,
	2020 Over 2019			2019 Over 2018
	Changes Due To			Changes Due To
			Net			Net
(In thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income on interest-earning assets:
Loans, net (1) (2)	$38,905	$(27,786)	$11,119	$11,245	$2,679	$13,924
Mortgage-backed securities, CMOs and other asset-backed securities	(3,970)	(2,883)	(6,853)	(706)	297	(409)
Taxable securities	323	(642)	(319)	(958)	22	(936)
Tax-exempt securities (2)	(380)	6	(374)	(1,018)	301	(717)
Deposits with banks	1,746	(2,770)	(1,024)	520	101	621
Total interest income on interest-earning assets (2)	36,624	(34,075)	2,549	9,083	3,400	12,483

Interest expense on interest-bearing liabilities:
Savings, NOW and money market deposits	3,984	(17,236)	(13,252)	1,671	6,088	7,759
Certificates of deposit of $100,000 or more	172	(1,096)	(924)	433	830	1,263
Other time deposits	130	(434)	(304)	(519)	220	(299)
Federal funds purchased and repurchase agreements	(419)	(269)	(688)	(526)	93	(433)
FHLB advances	664	(1,245)	(581)	(1,465)	309	(1,156)
Subordinated debentures	8	(146)	(138)	8	(8)	—
Total interest expense on interest-bearing liabilities	4,539	(20,426)	(15,887)	(398)	7,532	7,134
Net interest income (2)	$32,085	$(13,649)	$18,436	$9,481	$(4,132)	$5,349
(1)	Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.
(2)	Presented on a tax-equivalent basis based on the U.S. federal statutory tax rate of 21%.

Net interest income increased $18.6 million, or 13.1%, to $160.8 million for the year ended December 31, 2020 compared to $142.2 million for the year ended December 31, 2019. Average net interest-earning assets increased $637.7 million to $2.2 billion for 2020 compared to $1.5 billion for 2019. The increase in average net interest-earning assets was primarily driven by loan growth in the commercial and industrial portfolio, and a rise in deposits with banks, partially offset by increases in average deposits and average borrowings, and a decrease in average investment securities. Tax-equivalent net interest margin was 2.99% in 2020 compared to 3.31% in 2019. The decrease in tax-equivalent net interest margin for 2020 compared to 2019 reflects the lower average yield on our loan portfolio and significantly higher levels of cash earning low average yields, partially offset by lower overall funding costs, due in part to federal funds rate decreases during the third and fourth quarter of 2019 and the first quarter of 2020. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark federal funds rate to a target range of 0% to 0.25% during the 2020 first quarter. We took this opportunity to lower our funding costs and stabilize our net interest margin.

Total interest income increased $2.7 million, or 1.5%, to $184.2 million in 2020 compared to $181.5 million in 2019 as average interest-earning assets increased $1.1 billion, or 25.0%, to $5.4 billion in 2020 compared to $4.3 billion in 2019. The increase in average interest-earning assets in 2020 compared to 2019 reflects growth in the commercial and industrial portfolio driven by PPP loan originations, and a rise in deposits with banks driven by deposit growth, partially offset by a

Page -31-

decrease in average investment securities. The decline in economic activity during the COVID-19 shut-down resulted in more of our customers increasing their deposits, which raised our average deposits with banks in the current year.  The tax-equivalent average yield on interest-earning assets decreased to 3.43% in 2020 compared to 4.22% in 2019. The PPP loans and excess liquidity in banks had the effect of depressing our net interest margin in the current year.

Interest income on loans increased to $169.4 million for 2020 compared to $158.2 million for 2019, primarily due to growth in the commercial and industrial loan portfolio, partially offset by a decrease in yield on loans. Average loans grew by $930.9 million, or 21.4%, to $4.3 billion in 2020 compared to $3.4 billion in 2019. The tax-equivalent average yield on loans was 3.91% in 2020 compared to 4.65% in 2019. The PPP loans had the effect of decreasing the tax-equivalent yield by 17 basis points in 2020.

Interest income on investment securities decreased to $14.1 million in 2020 from $21.6 million in 2019. The decrease in 2020 compared to 2019 reflects a decrease in the average balance of investment securities and a lower average yield on investment securities. Interest income on investment securities included net amortization of premiums on securities of $3.6 million in 2020, compared to $4.4 million in 2019. Average total investment securities decreased by $180.8 million, or 22.0%, to $642.5 million in 2020 compared to $823.3 million in 2019. The decline in tax-equivalent average yield on total investment securities to 2.23% in 2020 compared to 2.66% in 2019 reflected the impact of the reductions in the benchmark federal funds rate by the Federal Reserve in the third and fourth quarter of 2019, and the first quarter of 2020, and the related decline in market interest rates available on securities purchases.

Total interest expense decreased $15.9 million, or 40.4%, to $23.5 million in 2020 compared to $39.3 million in 2019. The decrease in interest expense between periods was a result of the decrease in the cost of average interest-bearing liabilities, partially offset by an increase in average deposits and average borrowings. The average cost of interest-bearing liabilities was 0.73% in 2020 compared to 1.42% in 2019. The decrease in the cost of average interest-bearing liabilities is primarily due to federal funds rate decreases during the third and fourth quarter of 2019 and the first quarter of 2020. Average total interest-bearing liabilities increased to $3.2 billion in 2020 compared to $2.8 billion in 2019 due to an increase in average deposits and average borrowings.

Average total deposits increased to $4.9 billion in 2020 compared to $3.8 billion in 2019 primarily due to increases in average demand deposits, and average savings, NOW and money market deposits. Average demand deposits increased to $2.0 billion in 2020 compared to $1.4 billion in 2019. The increase in demand deposits was primarily driven by an inflow of deposits from PPP loan customers in 2020. The average balances in savings, NOW and money market accounts increased to $2.5 billion in 2020 compared to $2.1 billion in 2019. Average certificates of deposit increased $16.1 million to $303.7 million in 2020 compared to 2019. The average cost of savings, NOW and money market accounts decreased to 0.41% in 2020 compared to 1.12% in 2019. The average cost of certificates of deposit decreased to 1.50% in 2020 compared to 2.01% in 2019. Average public fund deposits increased to 17.5% of total average deposits during 2020 compared to 15.2% in 2019.

Average federal funds purchased and repurchase agreements declined to $8.6 million in 2020 compared to $41.1 million in 2019. The cost of average federal funds purchased and repurchase agreements was 0.92% in 2020, compared to 1.87% for the same period in 2019. Average FHLB advances increased to $284.7 million in 2020, compared to $245.3 million in 2019. Average subordinated debentures increased to $79.0 million in 2020, compared to $78.8 million in 2019.

Provision and Allowance for Credit Losses

At December 31, 2020, our loan portfolio consists primarily of real estate loans secured by commercial, multi-family and residential real estate properties located in our principal lending areas of Nassau and Suffolk Counties on Long Island and the New York City boroughs. The interest rates we charge on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by our competitors, our relationship with the customer, and the related credit risks of the transaction. These factors are affected by general and economic conditions including, but not limited to, monetary policies of the federal government, including the Federal Reserve Board, legislative policies and governmental budgetary matters.

Based on our adoption of the CECL Standard on January 1, 2020, our continuing review of the overall loan portfolio, the current asset quality of the portfolio, the growth in the loan portfolio, the net charge-offs, and current and forecasted

Page -32-

economic conditions, a provision for credit losses of $11.5 million was recorded in 2020, as compared to $5.7 million in 2019. The increase in allowance for credit losses in the first half of 2020 was primarily related to the reasonable and supportable forecast component of the newly adopted CECL Standard which includes the impact of COVID-19.  COVID-19 continues to have a profound impact on economic activity. While there have been some signs of economic improvement during the latter half of 2020, significant uncertainty remains.  Management still believes that the economic recovery will continue during 2021 and 2022, however, based on the aforementioned uncertainty and negative impact the virus has had to date, the decision was made to maintain the current risk level for the reasonable and supportable forecast component of the allowance for credit losses as of December 31, 2020.

Net charge-offs were $1.7 million for the year ended December 31, 2020, as compared to $4.3 million for the year ended December 31, 2019. The charge-offs in 2020 relate primarily to one relationship that totaled $2.7 million as of June 30, 2020. In the 2020 third quarter, a settlement agreement was entered into resulting in $1.4 million in payments and a charge-off totaling $1.3 million. The charge-offs in 2019 relate primarily to the $3.7 million charge-off related to one CRE loan totaling $16.3 million which was written down to the loan’s estimated fair value of $12.6 million and moved into loans held for sale in June 2019. The ratio of allowance for credit losses to non-accrual loans was 363% and 750% at December 31, 2020 and 2019, respectively. The allowance for credit losses totaled $44.2 million at December 31, 2020 and $32.8 million at December 31, 2019. The allowance as a percentage of total loans was 0.96% and 0.89% at December 31, 2020 and 2019, respectively. The addition of PPP loans, which are expected to be fully guaranteed by the SBA and have a nominal reserve associated with them, decreased the allowance as a percentage of total loans by 20 basis points at December 31, 2020. We continue to carefully monitor the loan portfolio as well as real estate trends in Nassau and Suffolk Counties and the New York City boroughs.

Loans totaling $121.7 million, or 2.6%, of total loans at December 31, 2020 were categorized as classified loans compared to $88.3 million or 2.4%, at December 31, 2019. Classified loans include loans with credit quality indicators with the internally assigned grades of special mention, substandard and doubtful. These loans are categorized as classified loans as we have information that indicates the borrower may not be able to comply with the present repayment terms. These loans are subject to increased management attention and their classification is reviewed at least quarterly.

At December 31, 2020, $43.3 million of these classified loans were commercial real estate (“CRE”) loans. Of the $43.3 million of CRE loans, $35.9 million were current and $7.4 million were past due. At December 31, 2020, $20.0 million of classified loans were residential real estate loans with $15.7 million current and $4.3 million past due. Commercial, industrial, and agricultural loans represented $47.7 million of classified loans, with $41.2 million current and $6.5 million past due. Taxi medallion loans represented $9.6 million of the classified commercial, industrial and agricultural loans at December 31, 2020. All of our taxi medallion loans are collateralized by New York City medallions and have personal guarantees. No new originations of taxi medallion loans are currently planned, and we expect these balances to continue to decline through amortization and pay-offs. In January 2021, six taxi medallion loans, totaling $2.6 million, net of charge-offs, were paid off under settlements we accepted. The charge-offs related to the settlements were recognized in January 2021. At December 31, 2020, there was $8.5 million of classified multi-family loans which were current; $1.2 million of classified real estate construction and land loans substantially all of which were current; and $1.0 million of classified consumer loans substantially all of which were current.

CRE loans, including multi-family loans, represented $2.5 billion, or 55.1%, of the total loan portfolio at December 31, 2020 compared to $2.4 billion, or 64.8%, at December 31, 2019. Our underwriting standards for CRE loans require an evaluation of the cash flow of the property, the overall cash flow of the borrower and related guarantors as well as the value of the real estate securing the loan. In addition, our underwriting standards for CRE loans are consistent with regulatory requirements with original loan to value ratios generally less than or equal to 75%. We consider charge-off history, delinquency trends, cash flow analysis, and the impact of the local economy on CRE values when evaluating the appropriate level of the allowance for credit losses.

As of December 31, 2020, we had $20.3 million in loans which were individually evaluated, with a specific reserve of $6.7 million. Individually evaluated loans include $9.6 million of taxi medallion loans.  As of June 30, 2020, taxi loans were changed from being collectively evaluated to individually evaluated.  While our collectively evaluated taxi loans were all performing in accordance with the terms of the renewals, the taxi industry, like many others, suffered greatly as a result of the COVID-19 pandemic. Substantially all of our taxi borrowers requested payment moratoriums and until such time as business fully resumes and cash flows return to normal, we will value the taxi loans assuming they are collateral

Page -33-

dependent. As of December 31, 2019, we had individually impaired loans as defined by FASB ASC No. 310, “Receivables” (prior to adoption of the CECL Standard) of $27.0 million, with a specific reserve totaling $4.7 million. Impaired loans include individually classified non-accrual loans and troubled debt restructuring loans (“TDRs”). At December 31, 2019, impaired loans also included $1.1 million in other impaired performing loans which were related to borrowers with other performing TDRs. Upon adoption of the CECL Standard on January 1, 2020, we re-evaluated our impaired loans to determine which loans should be evaluated on a collective (pooled) basis and which loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis and therefore should be individually evaluated. The majority of our impaired loans at December 31, 2019 were performing TDRs where there was no write-off of principal as a result of the restructure and interest was at a market rate.  We concluded the risks associated with these loans were consistent with the other pooled loans and therefore they were appropriately evaluated on a collective (pooled) basis under the CECL Standard.

Non-accrual loans were $12.2 million, or 0.26%, of total loans at December 31, 2020 compared to $4.4 million, or 0.12%, of total loans at December 31, 2019. TDRs represent $346 thousand of the non-accrual loans at December 31, 2020 and $405 thousand at December 31, 2019.

There was no other real estate owned at December 31, 2020 and 2019.

The following table presents changes in the allowance for credit losses:

	Year Ended December 31,
(In thousands)	2020	2019	2018	2017	2016
Beginning balance	$32,786	$31,418	$31,707	$25,904	$20,744
Impact of adopting CECL	1,625	—	—	—	—
Charge-offs:
Commercial real estate mortgage loans	(1)	(3,670)	—	—	—
Residential real estate mortgage loans	—	—	(24)	—	(56)
Commercial, industrial and agricultural loans	(2,004)	(799)	(2,806)	(8,245)	(930)
Installment/consumer loans	(7)	(13)	(11)	(49)	(1)
Total	(2,012)	(4,482)	(2,841)	(8,294)	(987)
Recoveries:
Commercial real estate mortgage loans	—	1	—	—	109
Residential real estate mortgage loans	3	112	3	28	96
Commercial, industrial and agricultural loans	298	25	747	16	386
Installment/consumer loans	—	12	2	3	6
Total	301	150	752	47	597
Net charge-offs	(1,711)	(4,332)	(2,089)	(8,247)	(390)
Provision for credit losses charged to operations	11,500	5,700	1,800	14,050	5,550
Ending balance	$44,200	$32,786	$31,418	$31,707	$25,904
Ratio of net charge-offs during period to average loans outstanding	(0.04)%	(0.13)%	(0.07)%	(0.30)%	(0.02)%

Page -34-

Allocation of Allowance for Credit Losses

The following table presents the allocation of the total allowance for credit losses by loan classification:

	December 31,
	2020		2019		2018		2017		2016
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Total		to Total		to Total		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate mortgage loans	$8,534	35.6%	$12,150	42.7%	$10,792	42.0%	$11,048	41.7%	$9,225	42.0%
Multi-family mortgage loans	1,736	19.5	4,829	22.1	2,566	17.9	4,521	19.2	6,264	20.0
Residential real estate mortgage loans	3,062	9.4	1,882	13.4	3,935	15.9	2,438	15.0	1,495	14.1
Commercial, industrial and agricultural loans	27,363	33.2	12,583	18.5	12,722	19.8	12,838	19.9	7,837	20.2
Real estate construction and land loans	2,175	1.8	1,066	2.6	1,297	3.8	740	3.5	955	3.1
Installment/consumer loans	1,330	0.5	276	0.7	106	0.6	122	0.7	128	0.6
Total	$44,200	100.0%	$32,786	100.0%	$31,418	100.0%	$31,707	100.0%	$25,904	100.0%

Non-Interest Income

Total non-interest income decreased $5.7 million, or 22.4%, to $19.7 million for the year ended December 31, 2020, compared to $25.4 million for the year ended December 31, 2019. The decline in total non-interest income in the current year compared to 2019 was driven by a $3.7 million decrease in loan swap fees, a $3.4 million loss on termination of swaps, a $2.9 million decrease in fair value of loans held for sale, and a $1.1 million decrease in service charges and other fees, partially offset by a $3.3 million increase in net securities gains, a $2.0 million increase in gain on sale of Small Business Administration (“SBA”) loans, and a $0.6 million increase in title fees.

During the third quarter of 2020, we restructured our wholesale balance sheet, offsetting net securities gains of $3.5 million with swap termination losses of $3.4 million, which positively impacted our net interest margin in the fourth quarter of 2020.

During the second quarter of 2020, an additional write-down was recognized on one CRE mortgage loan held for sale for the decrease in the estimated fair value of the loan by $2.6 million to $10.0 million through a valuation allowance which was charged against non-interest income in the consolidated statements of income.

Loan swap fees recorded on interest rate swaps decreased to $3.7 million in 2020, compared to $7.5 million in 2019. We increased the notional amount of interest rate swaps to $1.1 billion at December 31, 2020, compared to $823.8 million at December 31, 2019. The loan swap program allows us to deliver fixed rate exposure to our customers while we retain a floating rate asset and generate fee income. These interest rate swap agreements do not qualify for hedge accounting treatment, and therefore changes in fair value are reported in non-interest income in the consolidated statements of income.

Non-Interest Expense

Total non-interest expense increased $17.1 million, or 17.8%, to $113.3 million in 2020 compared to $96.1 million in 2019. The increase was mainly due to expenses associated with the Merger, and higher salaries and benefits, technology and communications, professional services, and FDIC assessment expenses, partially offset by lower marketing and advertising and other operating expenses in 2020.

Salaries and employee benefits increased to $67.2 million in 2020 compared to $56.2 million in 2019. The rise in salaries and employee benefits was primarily due to stock acceleration expense related to the Merger and higher incentive accruals in 2020.

Page -35-

Technology and communications increased to $9.7 million in 2020 compared to $7.9 million in 2019.  The rise in technology and communications expenses reflect higher software maintenance and system services expenses as we increased our investment in technology and expanded our use of automation in 2020.

FDIC assessments increased to $2.0 million in 2020, compared to $0.6 million in 2019, primarily due to FDIC assessment credits totaling $0.7 million in 2019.

Marketing and advertising decreased to $3.3 million in 2020 compared to $4.7 million in 2019. Professional services increased to $5.0 million in 2020 compared to $3.8 million in 2019. We recorded amortization of other intangible assets of $0.7 million in 2020 and $0.8 million in 2019, related to the CNB and FNBNY core deposit intangible assets subject to amortization.  Other operating expenses increased to $6.8 million in 2020 compared to $7.7 million in 2019.

Income Tax Expense

Income tax expense decreased to $13.7 million in 2020 compared to $14.1 million in 2019, reflecting lower income before income taxes, partially offset by a higher effective tax rate in 2020. The effective tax rate for 2020 was 24.6%, compared to 21.4% for 2019. The increase in our effective tax rate resulted primarily from non-deductible salaries and merger expenses related to the Merger.

Financial Condition

Total assets were $6.4 billion at December 31, 2020, $1.5 billion, or 30.7%, higher than December 31, 2019. The rise in total assets in 2020 reflects increases in loans held for investment and cash and cash equivalents, partially offset by a decrease in securities.

Cash and cash equivalents increased $759.6 million, or 648.2%, to $876.8 million at December 31, 2020 compared to December 31, 2019. Total securities decreased $245.4 million to $559.4 million at December 31, 2020 compared to December 31, 2019. Total loans held for investment, net, increased $917.1 million, or 24.9%, to $4.6 billion at December 31, 2020 compared to December 31, 2019, inclusive of PPP loans totaling $844.7 million. Net deferred loan fees were $8.2 million at December 31, 2020, inclusive of $15.4 million remaining unamortized net loan fees related to PPP loans. Our focus is on our ability to grow the loan portfolio, while maintaining interest rate risk sensitivity and maintaining credit quality.

Total liabilities were $5.9 billion at December 31, 2020, $1.5 billion higher than December 31, 2019. The increase in total liabilities in 2020 was mainly due to deposit growth, primarily attributable to PPP related deposits, partially offset by a decrease in FHLB advances.

Total deposits increased $1.7 billion, or 43.9%, to $5.5 billion at December 31, 2020 compared to December 31, 2019. The increase in total deposits in 2020 was largely attributable to higher demand deposits and savings, NOW and money market deposits, partially offset by a decrease in certificates of deposit. Demand deposits increased $953.8 million, or 62.8% year-over-year, to $2.5 billion at December 31, 2020. The rise in demand deposits in 2020 was primarily driven by an inflow of PPP-related deposits. Savings, NOW and money market deposits increased $740.4 million, or 37.2% year-over-year, to $2.7 billion at December 31, 2020. Certificates of deposit decreased $19.5 million, or 6.3% year-over-year, to $288.4 million at December 31, 2020. FHLB advances decreased $220.0 million, or 50.6% year-over-year, to $215.0 million at December 31, 2020. The decline in FHLB advances was mainly due to our decreased reliance on borrowings in 2020 by using deposit growth to fund our loan portfolio growth.

Total stockholders’ equity was $517.8 million at December 31, 2020, an increase of $20.7 million, or 4.2%, from December 31, 2019. We adopted the CECL Standard on January 1, 2020, which resulted in a charge to retained earnings and reduction to stockholders’ equity of $1.5 million. The increase in stockholders’ equity was largely attributable to net income of $42.0 million, partially offset by $19.2 million in dividends, and $4.6 million in purchases of common stock. During the year ended December 31, 2020, there were 179,620 shares purchased under the 2019 Stock Repurchase Program at a cost of $4.6 million.

Page -36-

Loans

During 2020, despite the pandemic, we continued to experience growth in the commercial real estate and multifamily mortgage loan portfolios, coupled with significant growth in the commercial, industrial and agricultural loan portfolio as a result of the PPP loans.  The concentration of loans in our primary market areas may increase risk. Unlike larger banks that are more geographically diversified, our loan portfolio consists primarily of real estate loans secured by commercial, multi-family and residential real estate properties located in our principal lending areas of Nassau and Suffolk Counties on Long Island and the New York City boroughs. The local economic conditions on Long Island and the New York City boroughs have a significant impact on the volume of loan originations, the quality of loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect the financial results of our operations. Additionally, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

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

With respect to the underwriting of loans, there are certain risks, including the risk of non-payment that are associated with each type of loan that we market. Approximately 66.3% of our loan portfolio at December 31, 2020 was secured by real estate. Commercial real estate loans represented 35.6% of our loan portfolio. Multi-family mortgage loans represented 19.5% of our loan portfolio. Residential real estate mortgage loans represented 9.4% of our loan portfolio, including home equity lines of credit representing 1.4% and residential mortgages representing 8.0% of our loan portfolio. Real estate construction and land loans represented 1.8% of our loan portfolio. Risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Home equity loans represent loans originated in our geographic markets with original loan to value ratios generally of 75% or less. Our residential mortgage portfolio included approximately $14.7 million in interest only mortgages at December 31, 2020. The underwriting standards for interest only mortgages are consistent with the remainder of the loan portfolio and do not include any features that result in negative amortization. We use conservative underwriting criteria to better insulate us from a downturn in real estate values and economic conditions on Long Island and the New York City boroughs that could have a significant impact on the value of collateral securing the loans as well as the ability of customers to repay loans.

The remainder of the loan portfolio was comprised of commercial and consumer loans, which represented 33.7% of our loan portfolio, at December 31, 2020. The commercial loans are made to businesses and include term loans, lines of credit, senior secured loans to corporations, equipment financing, taxi medallion loans and, beginning in 2020, PPP loans. The primary risks associated with commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if we must take possession of the collateral.

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

Page -37-

Total loans grew $917.1 million, or 24.9%, to $4.6 billion at December 31, 2020 compared to $3.7 billion at December 31, 2019, with commercial, industrial, and agricultural loans being the largest contributor of the growth. Commercial, industrial and agricultural loans increased $847.7 million, or 124.8% in 2020 as a result of PPP loans totaling $844.7 million at December 31, 2020. Multi-family mortgage loans increased $87.6 million, or 10.8%, in 2020. Commercial real estate mortgage loans increased $72.8 million, or 4.7%, during 2020. Residential real estate mortgage loans decreased $58.5 million, or 11.9%, during 2020. Real estate construction and land loans decreased $14.8 million, or 15.2%, in 2020. Installment/consumer loans decreased slightly during 2020. Fixed rate loans represented 35.5% and 21.9% of total loans at December 31, 2020 and 2019, respectively. The increase in fixed rate loans from December 31, 2019 relates to the PPP loans.

The following table presents the major classifications of loans at the dates indicated:

	December 31,
(In thousands)	2020	2019	2018	2017	2016
Commercial real estate mortgage loans	$1,638,519	$1,565,687	$1,373,556	$1,293,906	$1,091,752
Multi-family mortgage loans	899,730	812,174	585,827	595,280	518,146
Residential real estate mortgage loans	434,689	493,144	519,763	464,264	364,884
Commercial, industrial and agricultural loans	1,527,147	679,444	645,724	616,003	524,450
Real estate construction and land loans	82,479	97,311	123,393	107,759	80,605
Installment/consumer loans	23,019	24,836	20,509	21,041	16,368
Total loans	4,605,583	3,672,596	3,268,772	3,098,253	2,596,205
Net deferred loan costs and fees	(8,180)	7,689	7,039	4,499	4,235
Total loans held for investment	4,597,403	3,680,285	3,275,811	3,102,752	2,600,440
Allowance for credit losses	(44,200)	(32,786)	(31,418)	(31,707)	(25,904)
Net loans	$4,553,203	$3,647,499	$3,244,393	$3,071,045	$2,574,536

Selected Loan Maturity Information

The following table presents the approximate maturities and sensitivity to changes in interest rates of certain loans, exclusive of real estate mortgage loans and installment/consumer loans to individuals as of December 31, 2020:

		After One
	Within One	But Within	After
(In thousands)	Year	Five Years	Five Years	Total
Commercial loans (1)	$303,631	$1,081,141	$142,375	$1,527,147
Construction and land loans (2)	23,643	41,648	17,188	82,479
Total	$327,274	$1,122,789	$159,563	$1,609,626

Rate provisions:
Amounts with fixed interest rates	$19,532	$989,921	$46,450	$1,055,903
Amounts with variable interest rates	307,742	132,868	113,113	553,723
Total	$327,274	$1,122,789	$159,563	$1,609,626
(1)	Included in the “After One But Within Five Years” column are fixed rate PPP loans totaling $844.7 million.
(2)	Included in the “After Five Years” column are one-step construction loans that contain a preliminary construction period (interest only) that automatically converts to amortization at the end of the construction phase.

Page -38-

Past Due, Non-accrual and Restructured Loans and Other Real Estate Owned

The following table presents selected information about past due, non-accrual, and restructured loans and other real estate owned:

	December 31,
(In thousands)	2020	2019	2018	2017	2016
Loans 90 days or more past due and still accruing	$—	$343	$308	$1,834	$1,027
Non-accrual loans excluding restructured loans	11,816	3,964	2,675	6,950	909
Restructured loans - non-accrual	346	405	133	5	332
Restructured loans - performing	22,187	26,340	16,913	16,727	2,417
Other real estate owned, net	—	—	175	—	—
Total	$34,349	$31,052	$20,204	$25,516	$4,685

	Year Ended December 31,
(In thousands)	2020	2019	2018	2017	2016
Gross interest income that has not been paid or recorded during the year under original terms:
Non-accrual loans	$167	$47	$36	$110	$17
Restructured loans	—	—	—	—	1

Gross interest income recorded during the year:
Non-accrual loans	$93	$48	$39	$282	$1
Restructured loans	948	1,212	716	619	123

Commitments for additional funds	—	—	—	—	—

Securities

Securities decreased $245.4 million to $559.4 million at December 31, 2020 compared to December 31, 2019, including restricted securities totaling $23.4 million at December 31, 2020 and $32.9 million at December 31, 2019. The available for sale portfolio decreased $187.9 million to $450.4 million at December 31, 2020 compared to December 31, 2019. Securities classified as available for sale may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors. During 2020, we sold $149.5 million of securities available for sale compared to $46.2 million in 2019. The decrease in securities available for sale is primarily the result of a $149.0 million decrease in residential collateral mortgage obligations, a $50.8 million decrease in U.S. Treasury securities and a $41.8 million decrease in commercial collateralized mortgage obligations, partially offset by a $28.5 million increase in residential mortgage-backed, $11.1 million increase in commercial mortgage-backed, and $11.3 million increase in Corporate bonds. Securities held to maturity decreased $47.9 million to $85.7 million at December 31, 2020 compared to December 31, 2019. The decrease in securities held to maturity is primarily the result of a $21.4 million decrease in residential collateralized mortgage obligations and a $17.3 million decrease in state and municipal obligations. Fixed rate securities represented 82.4% of total available for sale and held to maturity securities at December 31, 2020 compared to 88.2% at December 31, 2019.

Page -39-

The following table presents the fair values, amortized costs, contractual maturities and approximate weighted average yields of the available for sale and held to maturity securities portfolios at December 31, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt obligations have been computed on a tax equivalent basis based on the U.S. federal statutory tax rate of 21%.

	December 31, 2020
	Within			After One But			After Five But			After
	One Year			Within Five Years			Within Ten Years			Ten Years			Total
(Dollars in thousands)	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost	Yield	Estimated Fair Value	Amortized Cost
Available for sale:
U.S. Treasury securities	$—	$—	—%	$—	$—	—%	$—	$—	—%	$—	$—	—%	$—	$—
U.S. GSE securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—
State and municipal obligations	678	676	2.75	18,562	17,696	2.50	16,914	16,153	2.69	5,934	5,923	1.88	42,088	40,448
U.S. GSE residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	113,235	111,398	1.72	113,235	111,398
U.S. GSE residential collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	128,804	127,369	1.01	128,804	127,369
U.S. GSE commercial mortgage-backed securities	3,438	3,455	3.04	9,042	8,912	2.42	770	762	2.51	11,557	11,791	1.43	24,807	24,920
U.S. GSE commercial collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	62,336	61,102	1.83	62,336	61,102
Other asset backed securities	—	—	—	—	—	—	—	—	—	23,950	24,250	1.61	23,950	24,250
Corporate bonds	—	—	—	31,257	32,000	1.38	20,913	21,500	2.02	2,970	3,000	5.98	55,140	56,500
Total available for sale	$4,116	$4,131	2.99%	$58,861	$58,608	1.88%	$38,597	$38,415	2.31%	$348,786	$344,833	1.50%	$450,360	$445,987

Held to maturity:
State and municipal obligations	$1,902	$1,885	2.97%	$18,065	17,058	2.80%	$5,154	4,772	3.05%	$—	—	—%	$25,121	$23,715
U.S. GSE residential mortgage-backed securities	—	—	—	—	—	—	4,412	4,244	1.54	2,087	2,028	2.22	6,499	6,272
U.S. GSE residential collateralized mortgage obligations	—	—	—	98	95	3.69	2,578	2,519	1.80	16,315	15,897	2.17	18,991	18,511
U.S. GSE commercial mortgage-backed securities	—	—	—	6,080	5,778	2.35	—	—	—	7,614	7,291	3.16	13,694	13,069
U.S. GSE commercial collateralized mortgage obligations	—	—	—	209	209	1.42	—	—	—	24,811	23,924	2.59	25,020	24,133
Total held to maturity	1,902	1,885	2.97	24,452	23,140	2.68	12,144	11,535	2.22	50,827	49,140	2.52	89,325	85,700
Total securities	$6,018	$6,016	2.99%	$83,313	$81,748	2.10%	$50,741	$49,950	2.29%	$399,613	$393,973	1.63%	$539,685	$531,687

Deposits and Borrowings

Borrowings, consisting of repurchase agreements, FHLB advances and subordinated debentures, decreased $219.6 million year-over-year to $295.3 million at December 31, 2020. Total deposits increased $1.7 billion to $5.5 billion at December 31, 2020 compared to December 31, 2019. Individual, partnership and corporate (“IPC deposits”) account balances increased $1.3 billion and public funds and brokered deposits increased $378.6 million. The increase in deposits is attributable to an increase in savings, NOW and money market deposits of $740.4 million, or 37.2%, to $2.7 billion at December 31, 2020, and an increase in demand deposits of $953.8 million, or 62.8%, to $2.5 billion at December 31, 2020,

Page -40-

partially offset by a decrease in certificates of deposit of $19.5 million, or 6.3%, to $288.4 million at December 31, 2020. Certificates of deposit of $100,000 or more increased $1.9 million, or 0.9%, from December 31, 2019 and other time deposits decreased $21.5 million, or 22.9%, compared to December 31, 2019.

The following table presents the remaining maturities of the Bank’s time deposits at December 31, 2020:

	Less than	$100,000 or
(In thousands)	$100,000	Greater	Total
3 months or less	$10,986	$24,244	$35,230
Over 3 through 6 months	36,522	63,698	100,220
Over 6 through 12 months	12,552	90,115	102,667
Over 12 months through 24 months	5,831	20,871	26,702
Over 24 months through 36 months	3,414	10,844	14,258
Over 36 months through 48 months	1,925	2,972	4,897
Over 48 months through 60 months	1,198	3,067	4,265
Over 60 months	—	206	206
Total	$72,428	$216,017	$288,445

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

The Holding Company’s principal sources of liquidity included cash and cash equivalents of $0.3 million as of December 31, 2020, and dividend capabilities from the Bank. Cash available for distribution of dividends to our shareholders is primarily derived from dividends paid by the Bank to the Company. During 2020, the Bank paid $26.5 million in cash dividends to the Holding Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income for that year combined with its retained net income of the preceding two years. As of January 1, 2021, the Bank had $49.8 million of retained net income available for dividends to the Holding Company. In the event that the Holding Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs. The Holding Company did not make any capital contributions to the Bank during the year ended December 31, 2020.

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

The Bank’s Asset/Liability and Funds Management Policy allows for wholesale borrowings of up to 25% of total assets. At December 31, 2020, the Bank had aggregate lines of credit of $418.0 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $398.0 million is available on an unsecured basis. As of December 31, 2020, the Bank had no overnight borrowings outstanding under these lines. As of December 31, 2019, the Bank had no overnight borrowings outstanding under these lines. The Bank also has the ability, as a member of the FHLB system, to borrow against unencumbered residential and commercial mortgages owned by the

Page -41-

Bank. The Bank also has a master repurchase agreement with the FHLB, which increases its borrowing capacity. As of December 31, 2020, the Bank had no FHLB overnight borrowings outstanding and $215.0 million outstanding in FHLB term borrowings. As of December 31, 2019, the Bank had $195.0 million outstanding in FHLB overnight borrowings and $240.0 million outstanding in FHLB term borrowings. As of December 31, 2020, the Bank had securities sold under agreements to repurchase of $1.2 million outstanding with customers and nothing outstanding with brokers. As of December 31, 2019, the Bank had securities sold under agreements to repurchase of $1.0 million outstanding with customers and nothing outstanding with brokers. In addition, the Bank has approved broker relationships for the purpose of issuing brokered deposits. As of December 31, 2020, the Bank had $64.1 million outstanding in brokered certificates of deposit and $50.2 million outstanding in brokered money market accounts. As of December 31, 2019, the Bank had $77.3 million outstanding in brokered certificates of deposits and $85.1 million outstanding in brokered money market accounts.

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

Contractual Obligations

In the ordinary course of operations, we enter into certain contractual obligations.

The following table presents contractual obligations outstanding at December 31, 2020:

		Less than	One to	Four to	Over Five
(In thousands)	Total	One Year	Three Years	Five Years	Years
Operating leases	$52,319	$7,387	$13,809	$12,474	$18,649
FHLB advances and repurchase agreements	216,223	216,223	—	—	—
Subordinated debentures	80,000	—	—	40,000	40,000
Time deposits	288,445	238,117	40,960	9,162	206
Total contractual obligations outstanding	$636,987	$461,727	$54,769	$61,636	$58,855

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2020, we had $150.5 million in outstanding loan commitments and $808.3 million in outstanding commitments for various lines of credit including unused overdraft lines. We also had $25.5 million of standby letters of credit as of December 31, 2020. See Note 17 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

Capital Resources

Stockholders’ equity increased $20.7 million year-over-year to $517.8 million at December 31, 2020 primarily as a result of net income, partially offset by dividends declared and purchases of treasury stock. We adopted the CECL Standard on January 1, 2020, which resulted in a charge to retained earnings and reduction to stockholders’ equity of $1.5 million. The

Page -42-

ratio of average stockholders’ equity to average total assets was 8.67% for the year ended December 31, 2020 compared to 10.11% for the year ended December 31, 2019.

The Company’s capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the risk-based capital adequacy ratio levels required for classification as a “well capitalized” institution by the FDIC (see Note 18 of the Notes to the Consolidated Financial Statements).

We utilize cash dividends and stock repurchases to manage our capital levels. In 2020, the Company declared four quarterly cash dividends totaling $19.2 million compared to four quarterly cash dividends of $18.4 million in 2019. The dividend payout ratios for 2020 and 2019 were 45.66% and 35.63%, respectively.  In February 2019, we announced the approval of a stock repurchase plan for up to 1,000,000 shares of common stock. There is no expiration date for the stock repurchase plan. During the year ended December 31, 2020, we purchased 179,620 shares of our common stock under the repurchase plan at a cost of $4.6 million.

Our return on average equity decreased to 8.26% for the year ended December 31, 2020 from 10.84% for the year ended December 31, 2019.  Our return on average assets decreased to 0.72% in 2020 compared to 1.10% in 2019. The year-over-year decreases in return on average equity and return on average assets were due to lower net income in 2020 compared to 2019.

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

Page -43-

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

At December 31, 2020, $441.8 million, or 82.4%, of our available for sale and held to maturity securities had fixed interest rates. At December 31, 2020, $3.0 billion, or 64.5%, of our loan portfolio had adjustable or floating interest rates. Changes in interest rates affect the value of our interest-earning assets and, in particular, our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest-earning assets, which could adversely affect our stockholders’ equity and results of operations if sold. We are also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans we originate and the average life of loans and securities, which can impact the yields earned on our loans and securities. In periods of decreasing interest rates, the average life of loans and securities we hold may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and, therefore, an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans.

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

In addition to the above scenarios, we consider other, non-parallel rate shifts that would also exert pressure on earnings. The current low interest rate environment presents the possibility for a flattening of the yield curve, which presents a challenge to a bank, like us, that derives most of its revenue from net interest margin. During the year ended December 31, 2020, the yield on U.S. Treasury 5-year notes decreased 133 basis points from 1.69% to 0.36%, while the yield on 3-month Treasury bills decreased 146 basis points from 1.55% to 0.09%. While the 3-month/5-year Treasury spread increased from 14 basis points at December 31, 2019 to 27 basis points at December 31, 2020, the yield curve continues to be considerably flat compared to the 3-month/5-year Treasury spread of 81 basis points at December 31, 2017. A continued flat or inverted yield curve in 2021 may adversely affect net interest income as borrowers tend to refinance higher-rate fixed rate loans at lower rates and we may not be able to reinvest those prepayments in assets earning interest rates as high as the rates on those prepaid assets.

Page -44-

The following reflects our net interest income sensitivity analysis at December 31, 2020 and 2019:

	December 31, 2020
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$8,640	5.72%	$28,562	18.90%
100	4,387	2.90	12,345	8.17
Static	—	—	—	—
-100	1,659	1.10	(2,340)	(1.55)

	December 31, 2019
	Potential Change
	in Future Net
Change in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	$1,028	0.70%	$12,075	8.21%
100	520	0.35	6,787	4.62
Static	—	—	—	—
-100	(574)	(0.39)	(3,586)	(2.44)

As noted in the table above, a 200-basis point increase in interest rates is projected to increase net interest income by 5.72% in year 1 and increase net interest income by 18.90% in year 2. Our balance sheet sensitivity to such a move in interest rates at December 31, 2020 increased as compared to December 31, 2019 (which was an increase of 0.70% in net interest income over a twelve-month period). This increase is the result of a higher portion of our loans repricing to market rates in addition to the increase in our floating rate portfolio over the last year. We also continue to show the ability to hold the costs of interest-bearing deposits to below market rates. Overall, our strategy has been to proactively take advantage of the falling rate cycle in aggressively lowering deposit costs, ultimately dampening the effect of variable and adjustable rate loan repricing and additional fix rate loan refinancing. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio increased from 2.35 years at December 31, 2019 to 2.56 years at December 31, 2020.

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

Page -45-

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019

Assets
Cash and due from banks	$107,729	$77,693
Interest-bearing deposits with banks	769,099	39,501
Total cash and cash equivalents	876,828	117,194

Securities available for sale, at fair value	450,360	638,291
Securities held to maturity (fair value of $89,325 and $135,027, respectively)	85,700	133,638
Total securities	536,060	771,929

Securities, restricted	23,362	32,879

Loans held for sale	52,785	12,643

Loans held for investment	4,597,403	3,680,285
Allowance for credit losses	(44,200)	(32,786)
Loans, net	4,553,203	3,647,499

Premises and equipment, net	34,872	34,062
Operating lease right-of-use assets	44,007	43,450
Accrued interest receivable	16,566	10,908
Goodwill	105,950	105,950
Other intangible assets	3,378	3,677
Prepaid pension	10,313	10,988
Bank owned life insurance	93,900	91,942
Other assets	83,072	38,399
Total assets	$6,434,296	$4,921,520

Liabilities
Demand deposits	$2,472,727	$1,518,958
Savings, NOW and money market deposits	2,728,081	1,987,712
Certificates of deposit of $100,000 or more	216,017	214,093
Other time deposits	72,428	93,884
Total deposits	5,489,253	3,814,647

Repurchase agreements	1,223	999
Federal Home Loan Bank ("FHLB") advances	215,000	435,000
Subordinated debentures, net	79,059	78,920
Operating lease liabilities	46,713	45,977
Other liabilities and accrued expenses	85,217	48,823
Total liabilities	5,916,465	4,424,366

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, par value $.01 per share (2,000,000 shares authorized; none issued)	—	—
Common stock, par value $.01 per share (40,000,000 shares authorized; 19,951,955 and 19,898,022 shares issued, respectively; and 19,743,710 and 19,836,797 shares outstanding, respectively)	199	199
Surplus	360,741	356,436
Retained earnings	172,075	150,703
Treasury stock at cost, 208,245 and 61,225 shares, respectively	(5,056)	(1,843)
	527,959	505,495
Accumulated other comprehensive loss, net of income taxes	(10,128)	(8,341)
Total stockholders’ equity	517,831	497,154
Total liabilities and stockholders’ equity	$6,434,296	$4,921,520

See accompanying Notes to the Consolidated Financial Statements.

Page -46-

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Interest income:
Loans (including fee income)	$169,411	$158,228	$144,380
Mortgage-backed securities, CMOs and other asset-backed securities	9,329	16,182	16,591
U.S. GSE securities	365	465	837
State and municipal obligations	1,843	2,234	2,812
Corporate bonds	1,070	1,200	1,422
Deposits with banks	673	1,697	1,076
Other interest and dividend income	1,541	1,535	1,866
Total interest income	184,232	181,541	168,984

Interest expense:
Savings, NOW and money market deposits	10,435	23,687	15,928
Certificates of deposit of $100,000 or more	3,346	4,270	3,007
Other time deposits	1,198	1,502	1,801
Federal funds purchased and repurchase agreements	79	767	1,200
FHLB advances	3,992	4,573	5,729
Subordinated debentures	4,401	4,539	4,539
Total interest expense	23,451	39,338	32,204

Net interest income	160,781	142,203	136,780
Provision for credit losses	11,500	5,700	1,800
Net interest income after provision for credit losses	149,281	136,503	134,980

Non-interest income:
Service charges and other fees	8,955	10,059	9,853
Net securities gains (losses)	3,525	201	(7,921)
Loss on termination of swaps	(3,403)	—	—
Change in fair value of loans held for sale	(2,877)	—	—
Title fees	2,337	1,720	1,797
Gain on sale of Small Business Administration ("SBA") loans	3,940	1,984	2,078
Bank owned life insurance	2,186	2,230	2,219
Loan swap fees	3,742	7,460	716
Other	1,298	1,733	2,826
Total non-interest income	19,703	25,387	11,568

Non-interest expense:
Salaries and employee benefits	67,159	56,244	50,458
Occupancy and equipment	14,287	14,372	13,245
Technology and communications	9,712	7,905	6,465
Marketing and advertising	3,287	4,740	4,597
Professional services	4,988	3,797	4,004
FDIC assessments	1,950	608	1,665
Merger expenses	4,452	—	—
Net fraud loss	—	—	8,900
Office relocation costs	—	—	750
Amortization of other intangible assets	656	787	917
Other	6,766	7,686	7,179
Total non-interest expense	113,257	96,139	98,180

Income before income taxes	55,727	65,751	48,368
Income tax expense	13,685	14,060	9,141
Net income	$42,042	$51,691	$39,227
Basic earnings per share	$2.11	$2.59	$1.97
Diluted earnings per share	$2.11	$2.59	$1.97

See accompanying Notes to the Consolidated Financial Statements.

Page -47-

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$42,042	$51,691	$39,227
Other comprehensive (loss) income:
Change in unrealized net gains (losses) on securities available for sale, net of reclassifications and deferred income taxes	3,916	10,856	(348)
Adjustment to pension liability, net of reclassifications and deferred income taxes	(1,865)	(410)	(832)
Unrealized (losses) gains on cash flow hedges, net of reclassifications and deferred income taxes	(3,838)	(3,675)	1,007
Total other comprehensive (loss) income	(1,787)	6,771	(173)
Comprehensive income	$40,255	$58,462	$39,054

See accompanying Notes to the Consolidated Financial Statements.

Page -48-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

					Accumulated
					Other
	Common		Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total
Balance at January 1, 2018	$197	$347,691	$96,547	$(296)	$(14,939)	$429,200
Net income			39,227			39,227
Shares issued under the dividend reinvestment plan (“DRP”) (25,154 shares)		954				954
Shares issued under the Employee Stock Purchase Plan ("ESPP"), net of offering costs (3,758 shares)		63				63
Stock awards granted and distributed (84,910 shares)	1	(539)		538		—
Stock awards forfeited (15,225 shares)		437		(437)		—
Repurchase of surrendered stock from vesting of stock plans (17,073 shares)				(586)		(586)
Share based compensation expense		3,487				3,487
Cash dividend declared, $0.92 per share			(18,342)			(18,342)
Other comprehensive loss, net of deferred income taxes					(173)	(173)
Balance at December 31, 2018	$198	$352,093	$117,432	$(781)	$(15,112)	$453,830

Net income			51,691			51,691
Shares issued under the DRP (24,529 shares)		867				867
Shares issued under the ESPP (7,888 shares)		235				235
Purchase of treasury stock (22,600 shares)		—		(625)		(625)
Stock awards granted and distributed (82,210 shares)	1	(988)		987		—
Stock awards forfeited (19,531 shares)		555		(555)		—
Repurchase of surrendered stock from vesting of stock plans (26,583 shares)		(18)		(869)		(887)
Share based compensation expense		3,692				3,692
Cash dividend declared, $0.92 per share			(18,420)			(18,420)
Other comprehensive income, net of deferred income taxes					6,771	6,771
Balance at December 31, 2019	$199	$356,436	$150,703	$(1,843)	$(8,341)	$497,154

Cumulative change in accounting principle (Note 1)			(1,473)			(1,473)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	199	356,436	149,230	(1,843)	(8,341)	495,681

Net income			42,042			42,042
Shares issued under the DRP (39,600 shares)		1,012				1,012
Shares issued under the ESPP (11,413 shares)		255				255
Purchase of treasury stock (179,620 shares)				(4,633)		(4,633)
Stock awards granted and distributed (136,662 shares)		(4,167)		4,167		—
Stock awards forfeited (6,593 shares)		222		(222)		—
Repurchase of surrendered stock from vesting of stock plans (95,892 shares)		(656)		(2,525)		(3,181)
Share based compensation expense		7,639				7,639
Cash dividend declared, $0.96 per share			(19,197)			(19,197)
Other comprehensive loss, net of deferred income taxes					(1,787)	(1,787)
Balance at December 31, 2020	$199	$360,741	$172,075	$(5,056)	$(10,128)	$517,831

See accompanying Notes to the Consolidated Financial Statements.

Page -49-

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$42,042	$51,691	$39,227
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,500	5,700	1,800
Depreciation and amortization of premises and equipment	4,319	4,253	3,822
Net (accretion) and other amortization	(940)	(1,375)	(2,093)
Net amortization on securities	3,585	4,365	4,009
Increase in cash surrender value of bank owned life insurance	(2,186)	(2,230)	(2,219)
Amortization of other intangible assets	656	787	917
Share based compensation expense	7,639	3,692	3,487
Net securities (gains) losses	(3,525)	(201)	7,921
Loss on termination of swaps	3,403	—	—
Change in fair value of loans held for sale	2,877	—	—
(Increase) decrease in accrued interest receivable	(5,658)	328	416
SBA loans originated for sale	(47,741)	(27,419)	(28,340)
Proceeds from sale of the guaranteed portion of SBA loans	52,643	29,922	30,898
Gain on sale of the guaranteed portion of SBA loans	(3,940)	(1,984)	(2,078)
Gain on sale of loans	—	—	(441)
(Increase) decrease in other assets	(11,916)	3,942	(2,373)
(Decrease) increase in accrued expenses and other liabilities	(5,371)	(1,509)	3,430
Net cash provided by operating activities	47,387	69,962	58,383

Cash flows from investing activities:
Purchases of securities available for sale	(363,224)	(141,297)	(255,746)
Purchases of securities, restricted	(52,988)	(97,206)	(505,272)
Purchases of securities held to maturity	—	—	(1,000)
Proceeds from sales of securities available for sale	152,980	46,478	230,372
Redemption of securities, restricted	62,505	88,355	516,593
Maturities, calls and principal payments of securities available for sale	404,093	149,456	92,818
Maturities, calls and principal payments of securities held to maturity	47,505	25,642	20,851
Net increase in loans	(962,582)	(421,024)	(213,973)
Proceeds from loan sale	—	—	40,133
Proceeds from sales of other real estate owned ("OREO"), net	—	297	—
Purchase of premises and equipment	(5,129)	(3,307)	(5,325)
Net cash used in investing activities	(716,840)	(352,606)	(80,549)

Cash flows from financing activities:
Net increase (decrease) in deposits	1,674,607	(71,728)	551,891
Net decrease in federal funds purchased	—	—	(50,000)
Net (decrease) increase in FHLB advances	(220,000)	194,568	(260,855)
Net increase (decrease) in repurchase agreements	224	460	(338)
Net proceeds from issuance of common stock	1,267	1,102	1,017
Purchase of treasury stock	(4,633)	(625)	—
Repurchase of surrendered stock from vesting of stock plans	(3,181)	(887)	(586)
Cash dividends paid	(19,197)	(18,420)	(18,342)
Net cash provided by financing activities	1,429,087	104,470	222,787

Net increase (decrease) in cash and cash equivalents	759,634	(178,174)	200,621
Cash and cash equivalents at beginning of period	117,194	295,368	94,747
Cash and cash equivalents at end of period	$876,828	$117,194	$295,368

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$24,037	$39,395	$32,254
Income taxes	$12,457	$9,158	$2,474

Non-cash investing and financing activities:
Transfers from portfolio loans to loans held for sale	$43,019	$12,643	$—
Transfers from portfolio loans to other real estate owned	$—	$—	$175

See accompanying Notes to the Consolidated Financial Statements.

Page -50-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation

On February 1, 2021, Dime Community Bancshares, Inc., (“Legacy Dime”) merged with and into Bridge Bancorp, Inc.,  (“Legacy Bridge”) (the “Merger”), with Legacy Bridge as the surviving corporation under the name “Dime Community Bancshares, Inc.” (the “Holding Company”). The consolidated financial statements include the Holding Company, which was known as “Bridge Bancorp, Inc.” prior to the Merger, a bank holding company incorporated under the laws of the State of New York, engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank, (the “Bank”), which was known as “BNB Bank” prior to the Merger, together referred to as the “Company.” The Bank’s operations include its real estate investment trust subsidiary, Bridgehampton Community, Inc.; a financial title insurance subsidiary, Bridge Abstract LLC (“Bridge Abstract”); and an investment services subsidiary, Bridge Financial Services, Inc. (“Bridge Financial Services”). Intercompany transactions and balances are eliminated in consolidation. The Company’s consolidated financial statements, including notes thereto, and accounting policies and practices are as of December 31, 2020, and do not include the operations of Legacy Dime.

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

The Company’s audited consolidated financial statements reflect the impact of COVID-19 on the assumptions and estimates used. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on the Company’s business.  The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences,

Page -51-

the Company is subject to the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations:

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in accrued interest receivable in the consolidated balance sheet. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There were no non-accrual debt securities at December 31, 2020 and there was no accrued interest related to debt securities reversed against interest income for the year ended December 31, 2020. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

On January 1, 2020, the Company adopted the CECL Standard, which requires that debt securities held to maturity be accounted for under the current expected credit losses model, including historical loss experience and impact of current conditions and reasonable and supportable forecasts, with an associated allowance for credit losses. In addition, while

Page -52-

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

Page -53-

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of partial charge-offs, deferred origination costs and fees and purchase premiums and discounts. Loan origination and commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. When a loan prepays, the remaining unamortized net deferred origination fees or costs are recognized in the current year. Interest on loans is credited to income based on the principal outstanding during the period. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance in accrued interest receivable on consolidated balance sheets. Past due status is based on the contractual terms of the loan. Loans that are 90 days past due are automatically placed on non-accrual and previously accrued interest is reversed and charged against interest income. However, if the loan is in the process of collection and the Bank has reasonable assurance that the loan will be fully collectable based upon an individual loan evaluation assessing such factors as collateral and collectability, accrued interest will be recognized as earned. If a payment is received when a loan is non-accrual or a troubled debt restructuring (“TDR”) loan is non-accrual, the payment is applied to the principal balance. A TDR loan performing in accordance with its modified terms is maintained on accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans that were acquired through the acquisition of Community National Bank on June 19, 2015 and First National Bank of New York on February 14, 2014 were initially recorded at fair value with no carryover of the related allowance for loan losses. After acquisition, losses are recognized through the allowance for loan losses. Determining fair value of the loans involves estimating the amount and timing of expected principal and interest cash flows to be collected on the loans and discounting those cash flows at a market interest rate. Some of the loans at the time of acquisition showed evidence of credit deterioration since origination. These loans were considered purchased credit impaired (“PCI”) loans. As of December 31, 2019, the remaining balance of PCI loans was immaterial to the Company’s financial condition and results of operations.

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

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of our loan portfolio segments. These segments are further disaggregated into loan risk ratings, the level at which credit risk is monitored. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on expected loss history, delinquency status and other credit trends and risk characteristics, including current

Page -54-

conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and provision for credit losses in those future periods.

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

In determining the allowance for credit losses, the Company derives an estimated credit loss assumption from a model that categorizes loan pools based on loan type and further segmented by risk rating. This model is known as Probability of Default/Loss Given Default, utilizing a Transition Matrix approach. This model calculates an expected loss percentage for each loan pool by considering the probability of default, based upon the historical transition or migration of loans from performing (various pass ratings) to criticized, and classified risk ratings to default by risk rating buckets using life-of-loan analysis runout periods for all loan segments, and the historical severity of loss, based on the aggregate net lifetime losses (loss given default) per loan pool. The default trigger, which is defined as the earlier of ninety days past-due or non-accrual status, and severity factors used to calculate the allowance for credit losses for loans in pools that share similar risk characteristics with other loans, are adjusted for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio.  These factors

Page -55-

include: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified or graded loans and the volume of non-accrual loans; (6) the quality of our loan review system; (7) the value of underlying collateral for collateralized loans; (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Such factors are used to adjust the historical probabilities of default and severity of loss for current conditions that are not reflective of the model results. In addition, the economic factor includes management’s expectation of future conditions based on a reasonable and supportable forecast of the economy. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made (currently two years), the Bank reverts immediately back to the historical rates of default and severity of loss. Management believes that this transition approach to the Probability of Default/Loss Given Default is a relevant calculation of expected credit losses as there is sufficient volume as well as movement in the risk ratings due to the initial grading system as well as timely updates to risk ratings when necessary. Credit risk ratings are based on management’s evaluation of a credit’s cash flow, collateral, guarantor support, financial disclosures, industry trends and strength of borrowers’ management.

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

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as unused lines of credit, commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded on the balance sheet when they are funded. In accordance with the CECL Standard, the Company maintains a separate reserve for off-balance sheet credit instruments, which is included in other liabilities on the consolidated statements of financial condition. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors, current conditions and forecasting adjustments used in the allowance for credit loss methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company. At December 31, 2020, the reserve for off-balance sheet credit exposures was immaterial to the Company’s consolidated statements of financial condition and results of operations.

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

Page -56-

Bank-Owned Life Insurance

The Bank is the owner and beneficiary of life insurance policies on certain employees. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Other intangible assets also include servicing rights, which result from the sale of SBA loans with servicing rights retained. Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

Page -57-

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

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. It is management’s position, as currently supported by the facts and circumstances, that no valuation allowance is necessary against any of the Company’s deferred tax assets at December 31, 2020.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. There are no such tax positions in the Company’s financial statements at December 31, 2020 and 2019.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2020 and 2019.

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

Dividend Restriction

Cash available for distribution of dividends to stockholders of the Company is primarily derived from cash and cash equivalents of the Company and dividends paid by the Bank to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. Dividends from the Bank to the Company at January 1, 2021 are limited to $49.8 million, which represents the Bank’s net retained earnings from the previous two years. During 2020, the Bank paid $26.5 million in cash dividends to the Company.

Segment Reporting

While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Page -58-

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

Page -59-

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

2. SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at December 31, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses, respectively:

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for sale:
State and municipal obligations	$40,448	$1,650	$(10)	$42,088
U.S. GSE residential mortgage-backed securities	111,398	1,843	(6)	113,235
U.S. GSE residential collateralized mortgage obligations	127,369	1,661	(226)	128,804
U.S. GSE commercial mortgage-backed securities	24,920	140	(253)	24,807
U.S. GSE commercial collateralized mortgage obligations	61,102	1,286	(52)	62,336
Other asset backed securities	24,250	—	(300)	23,950
Corporate bonds	56,500	195	(1,555)	55,140
Total available for sale	445,987	6,775	(2,402)	450,360

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Held to maturity:
State and municipal obligations	23,715	1,406	—	25,121
U.S. GSE residential mortgage-backed securities	6,272	227	—	6,499
U.S. GSE residential collateralized mortgage obligations	18,511	489	(9)	18,991
U.S. GSE commercial mortgage-backed securities	13,069	625	—	13,694
U.S. GSE commercial collateralized mortgage obligations	24,133	887	—	25,020
Total held to maturity	85,700	3,634	(9)	89,325
Total securities	$531,687	$10,409	$(2,411)	$539,685

Page -60-

As of December 31, 2020, none of the Company’s available for sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available for sale debt securities was required. Additionally, the calculated allowance for credit losses on held to maturity securities was inconsequential given the high quality composition of the Company’s held to maturity portfolio and therefore no allowance for credit losses was recorded. Accrued interest receivable on securities totaling $1.4 million at December 31, 2020 was included in accrued interest receivable in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

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

The following table summarizes available for sale debt securities with gross unrealized losses for which an allowance for credit losses has not been recorded at December 31, 2020, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2020
	Less than 12 months		Greater than 12 months
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
Available for sale:
State and municipal obligations	$5,310	$(10)	$—	$—
U.S. GSE residential mortgage-backed securities	—	—	152	(6)
U.S. GSE residential collateralized mortgage obligations	55,832	(226)	—	—
U.S. GSE commercial mortgage-backed securities	14,994	(253)	—	—
U.S. GSE commercial collateralized mortgage obligations	11,755	(52)	—	—
Other asset backed securities	—	—	3,450	(300)
Corporate bonds	7,927	(73)	29,518	(1,482)
Total available for sale	$95,818	$(614)	$33,120	$(1,788)

Page -61-

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

At December 31, 2020, substantially all of the securities in an unrealized loss position had a variable interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Other asset backed securities are comprised of student loan backed bonds, which are guaranteed by the U.S. Department of Education for 97% to 100% of principal. Additionally, the bonds have credit support of 3% to 5% and have maintained their Aa3 Moody’s rating during the time the Bank has owned them. The corporate bonds within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. None of the unrealized losses is related to credit losses. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2020.

Sales and Calls of Securities

There were $153.0 million of proceeds on sales of available for sale securities with gross gains of approximately $4.3 million and gross losses of approximately $0.8 million realized in 2020. There were $46.5 million of proceeds on sales of available for sale securities with gross gains of approximately $0.2 million realized in 2019. There were $230.4 million of proceeds on sales of available for sale securities with gross losses of approximately $7.9 million realized in 2018. There were $14.9 million, $20.3 million and $3.3 million of proceeds from calls of securities in 2020, 2019 and 2018, respectively.

Page -62-

Pledged Securities

Securities having a fair value of $402.8 million and $402.2 million at December 31, 2020 and 2019, respectively, were pledged to secure public deposits and FHLB and FRB overnight borrowings.

Trading Securities

The Company did not hold any trading securities during the years ended December 31, 2020 and 2019.

Restricted Securities

The Bank is a member of the FHLB of New York. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is a member of the Atlantic Central Banker’s Bank (“ACBB”) and is required to own ACBB stock. The Bank is also a member of the FRB system and required to own FRB stock. FHLB, ACBB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $23.4 million and $32.9 million in FHLB, ACBB and FRB stock at December 31, 2020 and 2019, respectively. These amounts were reported as restricted securities in the consolidated balance sheets.

As of December 31, 2020 and 2019, there was no issuer, other than the U.S. Government and its sponsored entities, where the Bank had invested holdings that exceeded 10% of consolidated stockholders’ equity.

The following table summarizes the amortized cost and estimated fair value by contractual maturity of the available for sale and held to maturity investment securities portfolio at December 31, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020
	Amortized	Estimated
(In thousands)	Cost	Fair Value
Maturity
Available for sale:
Within one year	$4,131	$4,116
One to five years	58,608	58,861
Five to ten years	38,415	38,597
Beyond ten years	344,833	348,786
Total	$445,987	$450,360

Held to maturity:
Within one year	$1,885	$1,902
One to five years	23,140	24,452
Five to ten years	11,535	12,144
Beyond ten years	49,140	50,827
Total	$85,700	$89,325

3. FAIR VALUE

The Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, during the first quarter of 2018.

FASB ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy, which requires an entity

Page -63-

to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	December 31, 2020
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
State and municipal obligations	$42,088		$42,088
U.S. GSE residential mortgage-backed securities	113,235		113,235
U.S. GSE residential collateralized mortgage obligations	128,804		128,804
U.S. GSE commercial mortgage-backed securities	24,807		24,807
U.S. GSE commercial collateralized mortgage obligations	62,336		62,336
Other asset-backed securities	23,950		23,950
Corporate bonds	55,140		55,140
Total available for sale securities	$450,360		$450,360
Derivatives	$49,662		$49,662

Financial liabilities:
Derivatives	$56,417		$56,417

	December 31, 2019
		Fair Value Measurements Using:
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities:
U.S. Treasury securities	$50,822		$50,822
U.S. GSE securities	4,995		4,995
State and municipal obligations	34,964		34,964
U.S. GSE residential mortgage-backed securities	84,691		84,691
U.S. GSE residential collateralized mortgage obligations	277,851		277,851
U.S. GSE commercial mortgage-backed securities	13,609		13,609
U.S. GSE commercial collateralized mortgage obligations	104,156		104,156
Other asset-backed securities	23,401		23,401
Corporate bonds	43,802		43,802
Total available for sale securities	$638,291		$638,291
Derivatives	$15,437		$15,437

Financial liabilities:
Derivatives	$16,645		$16,645

Page -64-

The following tables summarize assets measured at fair value on a non-recurring basis:

December 31, 2020
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$52,785	$42,785		$10,000
Individually evaluated loans	$2,940			$2,940

December 31, 2019
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$12,643			$12,643
Impaired loans	$6,981			$6,981

Loans held for sale at December 31, 2020 had a carrying amount of $52.8 million which is net of a $2.9 million valuation allowance. Loans held for sale at December 31, 2019 had a carrying amount of $12.6 million with no valuation allowance recorded.

Individually evaluated commercial and industrial loans with an allowance for credit losses at December 31, 2020 had a carrying amount of $2.9 million, which is made up of the outstanding balance of $9.6 million, net of a valuation allowance of $6.7 million. This resulted in an additional provision for credit losses of $2.6 million that is included in the amount reported on the consolidated statements of income for the year ended December 31, 2020. Impaired loans (prior to the adoption of the CECL standard) with an allocated allowance for loan losses at December 31, 2019 had a carrying amount of $7.0 million, which is made up of the outstanding balance of $11.7 million, net of a valuation allowance of $4.7 million.

There was no other real estate owned at December 31, 2020 and 2019.  Accordingly, there was no additional provision for credit losses included in the amount reported on the consolidated statements of income.

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

Page -65-

At December 31, 2020 the leveraged lending portfolio was reclassified to held for sale and sold in January 2021.The estimated fair values at December 31, 2020 were based on the observable market prices for the loans, resulting in a Level 1 classification.

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

Page -66-

The following tables summarize the estimated fair values and recorded carrying amounts of the Company’s financial instruments at December 31, 2020 and 2019:

	December 31, 2020
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$107,729	$107,729	$—	$—	$107,729
Interest-bearing deposits with banks	769,099	769,099	—	—	769,099
Securities available for sale	450,360	—	450,360	—	450,360
Securities restricted	23,362	n/a	n/a	n/a	n/a
Securities held to maturity	85,700	—	89,325	—	89,325
Loans held for sale	52,785	42,785	—	10,000	52,785
Loans, net	4,553,203	—	—	4,554,333	4,554,333
Derivatives	49,662	—	49,662	—	49,662
Accrued interest receivable	16,566	—	1,421	15,145	16,566

Financial liabilities:
Certificates of deposit	288,445	—	290,971	—	290,971
Demand and other deposits	5,200,808	5,200,808	—	—	5,200,808
FHLB advances	215,000	—	221,665	—	221,665
Repurchase agreements	1,223	—	1,223	—	1,223
Subordinated debentures	79,059	—	86,704	—	86,704
Derivatives	56,417	—	56,417	—	56,417
Accrued interest payable	881	—	881	—	881

	December 31, 2019
		Fair Value Measurements Using:
			Significant
		Quoted Prices In	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs	Total
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and due from banks	$77,693	$77,693	$—	$—	$77,693
Interest-bearing deposits with banks	39,501	39,501	—	—	39,501
Securities available for sale	638,291	—	638,291	—	638,291
Securities restricted	32,879	n/a	n/a	n/a	n/a
Securities held to maturity	133,638	—	135,027	—	135,027
Loans held for sale	12,643	—	—	12,643	12,643
Loans, net	3,647,499	—	—	3,685,770	3,685,770
Derivatives	15,437	—	15,437	—	15,437
Accrued interest receivable	10,908	—	2,181	8,727	10,908

Financial liabilities:
Certificates of deposit	307,977	—	308,660	—	308,660
Demand and other deposits	3,506,670	3,506,670	—	—	3,506,670
FHLB advances	435,000	195,000	239,622	—	434,622
Repurchase agreements	999	—	999	—	999
Subordinated debentures	78,920	—	81,010	—	81,010
Derivatives	16,645	—	16,645	—	16,645
Accrued interest payable	1,467	—	1,467	—	1,467

Page -67-

4. LOANS

The following table sets forth the major classifications of loans:

(In thousands)	December 31, 2020	December 31, 2019
Commercial real estate mortgage loans:
Owner occupied	$557,076	$531,088
Non-owner occupied	1,081,443	1,034,599
Multi-family mortgage loans	899,730	812,174
Residential real estate mortgage loans	434,689	493,144
Commercial, industrial and agricultural loans	1,527,147	679,444
Real estate construction and land loans	82,479	97,311
Installment/consumer loans	23,019	24,836
Total loans	4,605,583	3,672,596
Net deferred loan (fees) costs	(8,180)	7,689
Total loans held for investment	4,597,403	3,680,285
Allowance for credit losses	(44,200)	(32,786)
Loans, net	$4,553,203	$3,647,499

Included in commercial, industrial and agricultural loans at December 31, 2020 was $844.7 million of Paycheck Protection Program (“PPP”) loans. These loans are expected to be fully guaranteed by the SBA and have a nominal allowance for credit losses allocated to them based on the nature of the guarantee. The shift from net deferred loan costs at December 31, 2019 to net deferred loan fees at December 31, 2020 was the result of the net deferred loan fees associated with the PPP loans.

Accrued interest receivable on loans totaling $15.1 million at December 31, 2020 and $8.7 million at December 31, 2019 was included in accrued interest receivable in the consolidated balance sheet and excluded from the table above. The increase in accrued interest receivable from December 31, 2019 relates primarily to accrued interest on PPP loans.

Loans held for sale, which are not included in the table above, totaled $52.8 million at December 31, 2020 and $12.6 million at December 31, 2019. In December 2020, the Company made a decision to dispose of its $43.0 million leveraged lending portfolio which was previously included in commercial, industrial and agricultural loans. As of December 31, 2020, the leveraged lending portfolio was reclassified from loans held for investment to loans held for sale and written down by $234 thousand to the estimated fair value of the loans in this portfolio of $42.8 million through a valuation allowance which was charged against non-interest income in the consolidated statements of income. As of December 31, 2020 and 2019, one commercial real estate (“CRE”) mortgage loan totaling $10.0 million and $12.6 million, respectively, was classified as held for sale. The loan was reclassified from loans held for investment to loans held for sale and written down from $16.3 million to the loan’s estimated fair value of $12.6 million as of June 30, 2019, through a $3.7 million charge-off during the 2019 second quarter. During the 2020 second quarter, an additional write-down was recognized for the decrease in the estimated fair value of the loan by $2.6 million to $10.0 million through a valuation allowance which was charged against non-interest income in the consolidated statements of income.

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

Page -68-

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

Page -69-

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

Page -70-

The following tables represent loans categorized by internally assigned risk grades as of December 31, 2020 and December 31, 2019. In the December 31, 2020 table, the years noted represent the year of origination for non-revolving loans.

	December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Revolving-Term	Total
Commercial real estate owner occupied:
Pass	$92,053	$96,679	$47,224	$66,320	$25,852	$153,766	$—	$—	$481,894
Watch	727	1,373	8,038	10,737	3,425	23,919	—	—	48,219
Special mention	1,843	—	3,875	10,857	823	4,600	—	—	21,998
Substandard	469	553	—	—	2,426	1,517	—	—	4,965
Total commercial real estate owner occupied	95,092	98,605	59,137	87,914	32,526	183,802	—	—	557,076

Commercial real estate non-owner occupied:
Pass	181,811	249,782	108,086	180,235	54,252	214,620	—	—	988,786
Watch	7,314	7,700	12,845	12,117	12,209	24,089	—	—	76,274
Special mention	—	—	—	—	—	290	—	—	290
Substandard	—	—	—	9,006	6,038	1,049	—	—	16,093
Total commercial real estate non-owner occupied	189,125	257,482	120,931	201,358	72,499	240,048	—	—	1,081,443

Multi-family:
Pass	159,301	293,752	40,840	86,169	118,846	106,044	—	—	804,952
Watch	15,436	2,724	—	19,331	35,976	12,825	—	—	86,292
Special mention	—	—	—	8,098	—	388	—	—	8,486
Substandard	—	—	—	—	—	—	—	—	—
Total multi-family	174,737	296,476	40,840	113,598	154,822	119,257	—	—	899,730

Residential real estate:
Pass	20,033	32,564	71,903	95,712	23,589	106,518	53,217	7,012	410,548
Watch	—	—	406	321	541	1,740	—	1,145	4,153
Special mention	—	1,103	758	—	—	6,879	818	633	10,191
Substandard	—	466	569	937	—	6,967	—	858	9,797
Total residential real estate	20,033	34,133	73,636	96,970	24,130	122,104	54,035	9,648	434,689

Commercial, industrial and agricultural:
Pass	949,257	62,410	30,736	17,646	12,685	26,606	304,781	5,086	1,409,207
Watch	8,062	6,140	8,265	1,574	1,188	3,048	40,448	1,527	70,252
Special mention	2,914	838	572	1,507	545	1,323	18,984	2,073	28,756
Substandard	—	905	1,233	3,514	470	9,660	200	2,950	18,932
Total commercial, industrial and agricultural	960,233	70,293	40,806	24,241	14,888	40,637	364,413	11,636	1,527,147

Real estate construction and land loans:
Pass	37,684	20,948	8,229	11,308	—	1,701	—	—	79,870
Watch	—	—	—	1,150	—	270	—	—	1,420
Special mention	—	—	1,078	—	—	—	—	—	1,078
Substandard	—	—	—	—	—	111	—	—	111
Total real estate construction and land loans	37,684	20,948	9,307	12,458	—	2,082	—	—	82,479

Installment/consumer loans
Pass	1,656	215	166	93	—	710	17,382	1,257	21,479
Watch	—	—	—	—	—	—	496	40	536
Special mention	—	—	—	—	—	—	—	46	46
Substandard	—	—	—	—	—	—	50	908	958
Total installment/consumer loans	1,656	215	166	93	—	710	17,928	2,251	23,019

Total Loans	$1,478,560	$778,152	$344,823	$536,632	$298,865	$708,640	$436,376	$23,535	$4,605,583

	December 31, 2019
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Owner occupied	$511,444	$18,426	$1,218	$—	$531,088
Non-owner occupied	1,022,208	—	12,391	—	1,034,599
Multi-family	811,770	404	—	—	812,174
Residential real estate	475,949	12,400	4,795	—	493,144
Commercial, industrial and agricultural	643,413	15,670	20,361	—	679,444
Real estate construction and land loans	95,530	—	1,781	—	97,311
Installment/consumer loans	23,976	103	757	—	24,836
Total loans	$3,584,290	$47,003	$41,303	$—	$3,672,596

Page -71-

Past Due and Non-accrual Loans

The following tables represent the aging of past due loans as of December 31, 2020 and 2019:

	December 31, 2020
			90+ Days	Non-accrual
	30-59	60-89	Past Due	Including 90	Total Past
	Days	Days	And	Days or More	Due and
(In thousands)	Past Due	Past Due	Accruing	Past Due	Non-accrual	Current	Total Loans
Commercial real estate:
Owner occupied	$—	$—	$—	$636	$636	$556,440	$557,076
Non-owner occupied	—	—	—	6,771	6,771	1,074,672	1,081,443
Multi-family	—	—	—	—	—	899,730	899,730
Residential real estate	3,567	949	—	2,897	7,413	427,276	434,689
Commercial, industrial and agricultural	2,711	4,072	—	1,597	8,380	1,518,767	1,527,147
Real estate construction and land loans	210	—	—	111	321	82,158	82,479
Installment/consumer loans	100	4	—	150	254	22,765	23,019
Total loans	$6,588	$5,025	$—	$12,162	$23,775	$4,581,808	$4,605,583

In the absence of other intervening factors, loans granted payment deferrals related to COVID-19 are not reported as past due or placed on non-accrual status provided the borrowers have met the criteria in the CARES Act or otherwise have met the criteria included in an interagency statement issued by bank regulatory agencies.

During the year ended December 31, 2020, there was $93 thousand in interest earned on non-accrual loans and $406 thousand in accrued interest on non-accrual loans was reversed through interest income.

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

There was no other real estate owned at December 31, 2020 and 2019.

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

Page -72-

The following table presents loans modified as troubled debt restructurings during the years indicated:

	Modifications During the Year Ended December 31,
	2020			2019			2018
		Pre-	Post-		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate:
Owner occupied	—	$—	$—	3	$8,582	$8,582	—	$—	$—
Non-owner occupied	—	—	—	—	—	—	1	926	926
Residential real estate	—	—	—	1	338	338	1	644	644
Commercial, industrial and agricultural	3	1,138	1,138	15	12,828	12,828	10	7,649	7,649
Installment/consumer loans	—	—	—	—	—	—	—	—	—
Total	3	$1,138	$1,138	19	$21,748	$21,748	12	$9,219	$9,219

There were $1.7 million, $0.1 million and $0.4 million of charge-offs related to TDRs during the years ended December 31, 2020, 2019 and 2018, respectively. During the year ended December 31, 2020 there was one loan modified as a TDR for which there was a payment default within twelve months following the modification. There were two loans modified as TDRs during 2019 and one loan modified as a TDR during 2018 for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

At December 31, 2020 and 2019, the Company had $346 thousand and $405 thousand, respectively, of non-accrual TDRs and $22.2 million and $26.3 million, respectively, of performing TDRs. The decrease in performing TDRs is primarily due to one TDR relationship which became non-accrual during the 2020 second quarter and totaled $2.7 million at June 30, 2020. In the 2020 third quarter, a settlement agreement was entered into resulting in $1.4 million in payments and a charge-off totaling $1.3 million. At December 31, 2020, three non-accrual TDRs totaling $130 thousand were unsecured and one non-accrual TDR totaling $216 thousand was secured and at December 31, 2019, the non-accrual TDRs were unsecured. The Bank has no commitment to lend additional funds to these debtors.

The terms of certain other loans were modified during the year ended December 31, 2020 that did not meet the definition of a TDR. These loans have a total recorded investment at December 31, 2020 of $191.1 million. These loans were to borrowers who were not experiencing financial difficulties.

In connection with the COVID-19 relief provided by the CARES Act and interagency guidance issued in March 2020, the Company is supporting its customers who may experience financial difficulty due to COVID-19 through loan moratoriums and forbearance programs. The Company began offering 90-day payment modifications on a case-by-case basis to those customers whose income was adversely impacted by COVID-19. The loan modifications in this program primarily consist of three-month deferrals of interest and principal payments. Extensions may be granted on a case by case basis. As of December 31, 2020, approximately 500 loans totaling $635 million were granted payment moratoriums during 2020. These deferrals are not considered TDRs based on the CARES Act and/or the interagency guidance. As of January 21, 2021, $76.1 million in moratoriums were outstanding.

Collateral Dependent Loans

At December 31, 2020, the Company had collateral dependent loans which were individually evaluated to determine expected credit losses.  Collateral dependent commercial, industrial and agricultural loans totaled $9.6 million and had a related allowance for credit losses totaling $6.7 million. The loans were secured by taxi medallions. Collateral dependent commercial real estate loans totaled $10.8 million and had no related allowance for credit losses.

Impaired Loans (prior to the adoption of the CECL Standard)

At December 31, 2019 the Company had individually impaired loans as defined by FASB ASC 310, “Receivables” of $27.0 million. For a loan to be considered impaired, management determines after review whether it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management applies its normal loan review procedures in making these judgments. Impaired loans include individually classified non-

Page -73-

accrual loans and TDRs. At December 31, 2019 impaired loans included $1.1 million in other impaired performing loans related to borrowers with other performing TDRs. For impaired loans, the Bank evaluates the impairment of the loan in accordance with FASB ASC 310-10-35-22. Impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. The fair value of the collateral or present value of expected cash flows is compared to the carrying value to determine if any write-down or specific loan loss allowance allocation is required.

The following tables set forth the recorded investment, unpaid principal balance and related allowance for individually impaired loans at December 31, 2019 and 2018. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the years ended December 31, 2019 and 2018:

	December 31, 2019			Year Ended December 31, 2019
		Unpaid	Related	Average	Interest
	Recorded	Principal	Allocated	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,379	$3,401	$—	$1,286	$41
Non-owner occupied	2,296	2,296	—	2,149	99
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	294	300	—	74	—
Commercial, industrial and agricultural:
Secured	494	494	—	287	18
Unsecured	8,863	8,863	—	6,601	411
Total with no related allowance recorded	15,326	15,354	—	10,397	569

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial, industrial and agricultural:
Secured	9,612	9,612	3,435	6,189	223
Unsecured	2,045	2,051	1,241	1,838	86
Total with an allowance recorded	11,657	11,663	4,676	8,027	309

Total:
Commercial real estate:
Owner occupied	3,379	3,401	—	1,286	41
Non-owner occupied	2,296	2,296	—	2,149	99
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	294	300	—	74	—
Commercial, industrial and agricultural:
Secured	10,106	10,106	3,435	6,476	241
Unsecured	10,908	10,914	1,241	8,439	497
Total	$26,983	$27,017	$4,676	$18,424	$878

Page -74-

	December 31, 2018			Year Ended December 31, 2018
		Unpaid	Related	Average	Interest
	Recorded	Principal	Allocated	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate:
Owner occupied	$268	$278	$—	$177	$—
Non-owner occupied	2,816	2,816	—	1,583	88
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial, industrial and agricultural:
Secured	8,234	8,234	—	5,644	196
Unsecured	5,316	5,316	—	5,127	284
Total with no related allowance recorded	16,634	16,644	—	12,531	568

With an allowance recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial, industrial and agricultural:
Secured	2,721	2,721	189	2,757	91
Unsecured	—	—	—	—	—
Total with an allowance recorded	2,721	2,721	189	2,757	91

Total:
Commercial real estate:
Owner occupied	268	278	—	177	—
Non-owner occupied	2,816	2,816	—	1,583	88
Residential real estate:
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial, industrial and agricultural:
Secured	10,955	10,955	189	8,401	287
Unsecured	5,316	5,316	—	5,127	284
Total	$19,355	$19,365	$189	$15,288	$659

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

Related Party Loans

Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2020 and 2019.

The following table sets forth selected information about related party loans for the year ended December 31, 2020:

Year Ended
December 31,
(In thousands)	2020
Balance at beginning of period	$12,349
New loans	724
Repayments	(1,575)
Balance at end of period	$11,498

Page -75-

The following tables represent the changes in the allowance for credit losses for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance, prior to adoption of CECL	$12,150	$4,829	$1,882	$12,583	$1,066	$276	$32,786
Impact of adopting CECL	(7,712)	(3,589)	2,182	8,699	1,274	771	1,625
Charge-offs	(1)	—	—	(2,004)	—	(7)	(2,012)
Recoveries	—	—	3	298	—	—	301
Provision (credit) for credit losses	4,097	496	(1,005)	7,787	(165)	290	11,500
Ending balance	$8,534	$1,736	$3,062	$27,363	$2,175	$1,330	$44,200

	Year Ended December 31, 2019
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$10,792	$2,566	$3,935	$12,722	$1,297	$106	$31,418
Charge-offs	(3,670)	—	—	(799)	—	(13)	(4,482)
Recoveries	1	—	112	25	—	12	150
Provision (credit) for credit losses	5,027	2,263	(2,165)	635	(231)	171	5,700
Ending balance	$12,150	$4,829	$1,882	$12,583	$1,066	$276	$32,786

	Year Ended December 31, 2018
			Residential	Commercial,	Real Estate
	Commercial		Real Estate	Industrial and	Construction	Installment/
	Real Estate	Multi-family	Mortgage	Agricultural	and Land	Consumer
(In thousands)	Mortgage Loans	Loans	Loans	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$11,048	$4,521	$2,438	$12,838	$740	$122	$31,707
Charge-offs	—	—	(24)	(2,806)	—	(11)	(2,841)
Recoveries	—	—	3	747	—	2	752
(Credit) provision for credit losses	(256)	(1,955)	1,518	1,943	557	(7)	1,800
Ending balance	$10,792	$2,566	$3,935	$12,722	$1,297	$106	$31,418

The increase in allowance for credit losses in the first half of 2020 was primarily related to the reasonable and supportable forecast component of the newly adopted CECL Standard which includes the impact of the COVID-19 pandemic. The COVID-19 pandemic continues to have a profound impact on economic activity. While there have been some signs of economic improvement during the latter half of 2020, significant uncertainty remains.  Management still believes that the economic recovery will continue during 2021 and 2022, however, based on the aforementioned uncertainty and negative impact the virus has had to date, the decision was made to maintain the current risk level for the reasonable and supportable forecast component of the allowance for credit losses as of December 31, 2020.

The following table represents the balance in the allowance for loan losses and the recorded investment in loans, as defined under FASB ASC 310-10 (prior to adoption of the CECL Standard), and based on impairment method as of December 31, 2019:

Page -76-

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

5. PREMISES AND EQUIPMENT, NET

The following table details the components of premises and equipment:

	December 31,
(In thousands)	2020	2019
Land	$7,896	$7,896
Building and improvements	17,391	17,271
Furniture, fixtures and equipment	28,682	25,288
Leasehold improvements	13,355	12,356
	67,324	62,811
Accumulated depreciation and amortization	(32,452)	(28,749)
Total premises and equipment, net	$34,872	$34,062

Depreciation and amortization amounted to $4.3 million, $4.3 million and $3.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Page -77-

6. LEASES

The Company has operating leases for certain branch locations, corporate offices and equipment. Certain leases contain rent escalation clauses, which are reflected in the Company’s operating lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants.

The components of lease cost were as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Lease cost
Operating lease cost	$7,643	$7,038
Sublease income	(37)	(95)
Total lease cost	$7,606	$6,943

The Company reports lease cost in occupancy and equipment expense in the consolidated statements of income. The Company subleases a portion of its leased properties to commercial sublessees. Sublease income is included in other operating income in the consolidated statements of income.

Supplemental cash flow and balance sheet information related to operating leases were as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,363	$7,019
Operating right-of-use assets obtained in exchange for lease liabilities	$7,843	$48,101

	December 31, 2020		December 31, 2019
Weighted-average remaining lease term-operating leases	7.6	years	7.8	years
Weighted-average discount rate-operating leases (1)	2.91%		3.20%
(1)	The Company computes the present value of operating lease liabilities using its incremental borrowing rate as the discount rate.

Certain leases contain renewal options which are not reflected in the tables below.  The exercise of renewal options, which extend the lease term from five to ten years, is at the Company’s discretion.

The maturities of operating lease liabilities were as follows:

(In thousands)	December 31, 2020
2021	$7,387
2022	7,260
2023	6,548
2024	6,297
2025	6,177
Thereafter	18,649
Total operating lease payments	$52,318
Less: Interest	(5,605)
Present value of operating lease liabilities	$46,713

Page -78-

7. GOODWILL AND OTHER INTANGIBLE ASSETS

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

Goodwill

At December 31, 2020 and 2019, the carrying amount of the Company’s goodwill was $106.0 million.

The Company tested goodwill for impairment during the fourth quarter of 2020. The Company has one reporting unit, Dime Community Bancshares, Inc., and evaluated goodwill at that reporting unit level. The Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value and no further testing was required. The results of this assessment indicated that goodwill was not impaired.

Other Intangible Assets

The Company’s other intangible assets consist of core deposit intangibles, a trademark, and servicing assets.  At December 31, 2020 and 2019, the carrying amount of the Company’s servicing assets was $1.7 million and $1.3 million, respectively.

Acquired Intangible Assets

The following table reflects acquired intangible assets:

	December 31,
	2020		2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Core deposit intangibles	$7,211	$5,769	$7,211	$5,113
Intangible assets not subject to amortization:
Trademark	259	—	259	—
Total intangible assets	$7,470	$5,769	$7,470	$5,113

Aggregate amortization expense for intangible assets with finite lives for the years ended December 31, 2020, 2019, and 2018 was $0.7 million, $0.8 million, and $0.9 million, respectively.

The Company acquired a trademark related to the Bank’s name change from “Bridgehampton National Bank” to “BNB Bank” during the year ended December 31, 2017. At December 31, 2020 and 2019, the carrying amount of the Company’s trademark was $259 thousand.

The following table reflects estimated amortization expense for each of the next five years:

(In thousands)	Total
2021	$530
2022	413
2023	281
2024	164
2025	54
Total	$1,442

Page -79-

8. DEPOSITS

Time Deposits

The following table presents the remaining maturities of the Bank’s time deposits at December 31, 2020:

(In thousands)	Total
2021	$238,117
2022	26,702
2023	14,258
2024	4,897
2025	4,265
Thereafter	206
Total	$288,445

The deposits that met or exceeded the FDIC insurance limit of $250,000 at December 31, 2020 and 2019 were $121.8 million and $129.6 million, respectively. Deposits from principal officers, directors and their affiliates at December 31, 2020 and 2019 were approximately $25.0 million and $16.7 million, respectively.

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $1.2 million at December 31, 2020 and $1.0 million at December 31, 2019. The repurchase agreements were collateralized by investment securities, of which 34% were U.S. GSE residential collateralized mortgage obligations and 66% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.2 million at December 31, 2020 and 17% were U.S. GSE residential collateralized mortgage obligations and 83% were U.S. GSE residential mortgage-backed securities with a carrying amount of $2.1 million at December 31, 2019.

Securities sold under agreements to repurchase are financing arrangements with $1.2 million maturing during the first quarter of 2021. At maturity, the securities underlying the agreements are returned to the Company. The primary risk associated with these secured borrowings is the requirement to pledge a market value-based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Company’s policies, eligible counterparties are defined and monitored to minimize exposure.

The following table summarizes information concerning securities sold under agreements to repurchase:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Average daily balance during the year	$1,529	$849
Average interest rate during the year	0.05%	0.05%
Maximum month-end balance during the year	$1,943	$1,037
Weighted average interest rate at year-end	0.05%	0.05%

10. FEDERAL HOME LOAN BANK ADVANCES

The following table summarizes information concerning FHLB advances:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Average daily balance during the year	$284,719	$245,283
Average interest rate during the year	1.40%	1.86%
Maximum month-end balance during the year	$340,000	$435,000
Weighted average interest rate at year-end	0.35%	1.82%

Page -80-

The following tables present the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years. There are no FHLB advances with contractual maturities after 2021.

	December 31, 2020
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2021	215,000	0.35
Total FHLB advances	$215,000	0.35%

	December 31, 2019
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$195,000	1.81%

2020	240,000	1.84
Total FHLB advances	$435,000	1.82%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.7 billion and $1.4 billion of residential and commercial mortgage loans under a blanket lien arrangement at December 31, 2020 and 2019, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to a total of $1.9 billion at December 31, 2020.

11. SUBORDINATED DEBENTURES

In September 2015, the Company issued $80.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. $40.0 million of the subordinated debentures are callable at par after five years, have a stated maturity of September 30, 2025 and bear interest at a fixed annual rate of 5.25% per year, from and including September 21, 2015 until but excluding September 30, 2020. From and including September 30, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 360 basis points. The remaining $40.0 million of the subordinated debentures are callable at par after ten years, have a stated maturity of September 30, 2030 and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points. The subordinated debentures totaled $79.1 million at December 31, 2020 and $78.9 million at December 31, 2019.

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

Page -81-

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

Interest rate swaps with notional amounts totaling $280.0 million and $290.0 million as of December 31, 2020 and 2019, respectively, were designated as cash flow hedges of certain FHLB advances. The swaps were determined to be fully effective during the periods presented. The aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at December 31, 2020 and 2019:

	December 31,
(Dollars in thousands)	2020		2019
Notional amounts	$280,000		$290,000
Weighted average pay rates	1.33%		1.84%
Weighted average receive rates	0.23%		1.94%
Weighted average maturity	3.14	years	2.91	years

Four interest rate swaps, with notional amounts totaling $125.0 million, were terminated resulting in $3.4 million in loss on termination of swaps, which is reported as a component of non-interest income, for the year ended December 31, 2020.

Interest expense recorded on these swap transactions totaled $1.7 million during the year ended December 31, 2020. Interest income recorded on these swap transactions totaled $1.6 million and $1.1 million during the years ended December 31, 2019 and 2018, respectively. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the year ended December 31, 2020, the Company had $1.7 million of reclassifications as a reduction to interest expense. During the year ended December 31, 2020, the Company accelerated the reclassification of $3.4 million loss from other comprehensive income to earnings as a result of hedged forecasted transactions becoming probable not to occur. During the next twelve months, the Company estimates that $2.1 million will be reclassified as an increase in interest expense.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the years ended December 31, 2020, 2019 and 2018:

			Amount of gain (loss)	Amount of gain
			reclassified from	reclassified from
	Amount of (loss) gain	Amount of (loss) gain	Accumulated OCI	Accumulated OCI
(In thousands)	recognized in OCI	recognized in OCI	into income	into income
Interest rate contracts	included component	excluded component	included component	excluded component
Year ended December 31, 2020	$(10,455)	$—	$(5,016)	$—
Year ended December 31, 2019	(3,601)	—	1,588	—
Year ended December 31, 2018	2,493	—	1,068	—

Page -82-

The following table reflects the cash flow hedges included in the consolidated balance sheets at the dates indicated:

	December 31,
	2020			2019
		Fair	Fair		Fair	Fair
(In thousands)	Notional	Value	Value	Notional	Value	Value
Included in other assets/(liabilities):	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate swaps related to FHLB advances	$215,000	$—	$(6,651)	$240,000	$1,233	$(978)
Forward starting interest rate swaps related to FHLB advances	$65,000	$11	$(222)	$50,000	$—	$(1,427)

Non-Designated Hedges

Derivatives not designated as hedges may be used to manage the Company’s exposure to interest rate movements or to provide service to customers but do not meet the requirements for hedge accounting under U.S. GAAP. The Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third party in order to minimize the net risk exposure resulting from such transactions. These interest-rate swap agreements do not qualify for hedge accounting treatment, and therefore changes in fair value are reported in current period earnings. The Company’s existing credit derivatives result from participations in interest rate swaps provided by external lenders as part of loan participation arrangements, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain lenders which participate in loans.

Interest rate swaps with notional amounts totaled $1.1 billion at December 31, 2020. Of the $1.1 billion notional amounts, $548.5 million were from loan customers and $548.5 million were from bank counterparties. Interest rate swaps with notional amounts totaled $823.9 million at December 31, 2019. Of the $823.9 million notional amounts, $411.9 million were from loan customers and $411.9 million were from bank counterparties.

The following table presents summary information about the interest rate swaps at December 31, 2020 and 2019:

	December 31,
(Dollars in thousands)	2020		2019
Notional amounts	$1,097,100		$823,894
Weighted average pay rates	2.94%		3.75%
Weighted average receive rates	2.94%		3.75%
Weighted average maturity	10.02	years	10.77	years
Fair value of combined interest rate swaps	$—		$—

Loan swap fees recorded on these swap transactions, which is reported as a component of non-interest income, totaled $3.7 million, $7.5 million, and $716 thousand for the years ended December 31, 2020, 2019, and 2018, respectively.

Credit-Risk-Related Contingent Features

As of December 31, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $57.1 million, while there were no derivatives in a net asset position. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. At December 31, 2020, the Company posted collateral of $57.9 million to its counterparties under the agreements in a net liability position and received no collateral from its counterparties under the agreements in a net asset position. If the Company had breached any of these provisions at December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value.

Page -83-

13. INCOME TAXES

The following table details the components of income tax expense:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current:
Federal	$16,262	$12,665	$5,270
State	1,457	639	1,023
Total current	17,719	13,304	6,293
Deferred:
Federal	(3,782)	(419)	3,299
State	(252)	1,175	(451)
Total deferred	(4,034)	756	2,848
Total income tax expense	$13,685	$14,060	$9,141

The following table is a reconciliation of the expected federal income tax expense at the statutory tax rate to the actual provision:

	Year Ended December 31,
	2020		2019		2018
		Percentage		Percentage		Percentage
		of Pre-tax		of Pre-tax		of Pre-tax
(Dollars in thousands)	Amount	Earnings	Amount	Earnings	Amount	Earnings
Federal income tax expense computed by applying the statutory rate to income before income taxes	$11,703	21%	$13,808	21%	$10,157	21%
Tax-exempt income	(851)	(1)	(920)	(1)	(1,002)	(2)
State taxes, net of federal income tax benefit	1,214	2	1,425	2	1,999	4
Other	1,619	3	(253)	(1)	(2,013)	(4)
Income tax expense	$13,685	25%	$14,060	21%	$9,141	19%

The following table summarizes the composition of deferred tax assets and liabilities:

	December 31,
(In thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses and off-balance sheet credit exposure	$13,983	$10,305
Net unrealized losses on securities	—	343
Compensation and related benefit obligations	1,674	2,368
Net deferred loan costs and fees	2,588	—
Purchase accounting fair value adjustments	3,574	4,735
Net change in pension and other post-retirement benefits plans	3,608	2,809
Net operating loss carryforward	786	3,229
Net loss on cash flow hedges	1,905	304
Operating lease liabilities	13,684	13,444
Other	1,234	200
Total deferred tax assets	43,036	37,737

Deferred tax liabilities:
Pension and SERP expense	(5,366)	(4,904)
Net unrealized gains on securities	(1,285)	—
Depreciation	(546)	(956)
REIT undistributed net income	(3,178)	(2,403)
Net deferred loan costs and fees	—	(2,413)
State and local taxes	(1,345)	(1,227)
Operating lease right-of-use assets	(13,172)	(12,934)
Other	(970)	(835)
Total deferred tax liabilities	(25,862)	(25,672)
Net deferred tax asset	$17,174	$12,065

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State and City of New York and the State of New Jersey. The Company is no longer subject to examination by taxing authorities for years

Page -84-

before 2015. There are no unrecorded tax benefits, and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

In connection with the acquisition of FNBNY, the Company acquired a federal net operating loss (“NOL”) carryforward subject to Internal Revenue Code Section 382. The Company recorded a deferred tax asset that it expects to realize within the carryforward period. At December 31, 2020, the remaining federal NOL carryforward was $2.9 million. At December 31, 2020, the Company had New York State NOL carryforward of $2.1 million, and recorded a deferred tax asset that it expects to recover within the carryforward period. At December 31, 2020, the Company had New York City NOL carryforward of zero. The New York State and New York City NOLs at December 31, 2020 included NOLs acquired in connection with the CNB and FNBNY acquisitions.

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

The following table provides information about changes in obligations and plan assets of the defined benefit Pension Plan and the defined benefit plan component of the SERP:

	Pension Benefits		SERP Benefits
	Year Ended December 31,		Year Ended December 31,
(In thousands)	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$28,757	$23,611	$5,323	$3,811
Service cost	940	952	371	261
Interest cost	794	908	149	147
Benefits paid and expected expenses	(609)	(475)	(112)	(112)
Assumption changes and other	3,865	3,761	238	1,216
Benefit obligation at end of year	$33,747	$28,757	$5,969	$5,323

Change in plan assets:
Fair value of plan assets at beginning of year	$39,745	$33,874	$—	$—
Actual return on plan assets	3,764	6,346	—	—
Employer contribution	1,160	—	112	112
Benefits paid and actual expenses	(609)	(475)	(112)	(112)
Fair value of plan assets at end of year	$44,060	$39,745	$—	$—

Funded status at end of year	$10,313	$10,988	$(5,969)	$(5,323)

Page -85-

The following table presents amounts recognized in accumulated other comprehensive income at December 31:

	Pension Benefits		SERP Benefits
	December 31,		December 31,
(In thousands)	2020	2019	2020	2019
Net actuarial loss	$10,572	$7,997	$2,083	$2,071
Prior service cost	(408)	(484)	—	—
Net amount recognized	$10,164	$7,513	$2,083	$2,071

As of December 31, 2020, the accumulated benefit obligation was $32.3 million for the Pension Plan and $6.0 million for the SERP. As of December 31, 2019, the accumulated benefit obligation was $27.4 million for the Pension Plan and $3.6 million for the SERP.

The following table summarizes the components of net periodic benefit (credit) cost and other amounts recognized in other comprehensive income:

	Pension Benefits			SERP Benefits
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2020	2019	2018	2020	2019	2018
Components of net periodic benefit (credit) cost and other amounts recognized in other comprehensive income:
Service cost	$940	$952	$1,106	$371	$261	$290
Interest cost	794	908	794	149	147	127
Expected return on plan assets	(2,905)	(2,445)	(2,547)	—	—	—
Amortization of net loss	431	494	335	227	70	121
Amortization of prior service credit	(77)	(77)	(77)	—	—	—
Amortization of transition obligation	—	—	—	—	—	5
Net periodic benefit (credit) cost	$(817)	$(168)	$(389)	$747	$478	$543

Net loss (gain)	$3,006	$(140)	$1,980	$239	$1,216	$(413)
Amortization of net loss	(431)	(494)	(335)	(227)	(70)	(121)
Amortization of prior service credit	77	77	77	—	—	—
Amortization of transition obligation	—	—	—	—	—	(5)
Total recognized in other comprehensive income	$2,652	$(557)	$1,722	$12	$1,146	$(539)

The Company's service cost component is reported in the Company's income statement in salaries and employee benefits, which is the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net periodic benefit (credit) cost are reported in the other operating expenses income statement line.

The estimated net loss and prior service credit for the defined benefit Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $650 thousand and $77 thousand, respectively. The estimated net loss for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $257 thousand.

Page -86-

Expected Long-Term Rate of Return

The Company’s expected long-term rate of return on Pension Plan assets is a long-term rate based on anticipated Pension Plan asset returns over an extended period of time, taking into account market conditions and broad asset mix considerations. The expected rate of return is a long-term assumption and generally does not change annually.

	Pension Benefits			SERP Benefits
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.33%	3.10%	4.14%	2.28%	3.08%	4.13%
Rate of compensation increase	3.00	3.00	3.00	—	5.00	5.00
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.10%	4.14%	3.52%	3.08%	4.13%	3.50%
Rate of compensation increase	3.00	3.00	3.00	—	5.00	5.00
Expected long-term rate of return	7.25	7.25	7.25	—	—	—

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

The following table indicates the target allocations for Plan assets:

				Weighted-Average-
	Target	Percentage of Plan Assets		Expected Long-
	Allocation	At December 31,		term Rate of
Asset Category	2021	2020	2019	Return
Cash equivalents	0 - 5%	5.6%	3.6%	—%
Equity securities	45 - 65	56.8	57.9	9.5
Fixed income securities	30 - 50	37.6	38.5	5.0
Total		100.0	100.0

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

Page -87-

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

In accordance with FASB ASC 715-20, the following table represents the Pension Plan’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	December 31, 2020
		Fair Value Measurements Using:
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,452	$—	$2,452	$—
Equities:
U.S. large cap	15,449	15,449	—	—
U.S. mid cap/small cap	3,471	3,471	—	—
International	6,029	6,029	—	—
Equities blend	74	74	—	—
Total equities	25,023	25,023	—	—
Fixed income securities:
Corporate	1,853	1,853	—	—
Government	2,342	—	2,342	—
Mortgage-backed	2,325	—	2,325	—
High yield bonds and bond funds	10,065	—	10,065	—
Total fixed income securities	16,585	1,853	14,732	—
Total plan assets	$44,060	$26,876	$17,184	$—

	December 31, 2019
		Fair Value Measurements Using:
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,444	$—	$1,444	$—
Equities:
U.S. large cap	12,097	12,097	—	—
U.S. mid cap/small cap	4,195	4,195	—	—
International	6,320	6,320	—	—
Equities blend	414	414	—	—
Total equities	23,026	23,026	—	—
Fixed income securities:
Corporate	2,024	2,024	—	—
Government	2,926	—	2,926	—
Mortgage-backed	1,033	—	1,033	—
High yield bonds and bond funds	9,292	—	9,292	—
Total fixed income securities	15,275	2,024	13,251	—
Total plan assets	$39,745	$25,050	$14,695	$—

The Company has no minimum required pension contribution due to the overfunded status of the plan.

Page -88-

Estimated Future Payments

The following table summarizes benefits expected to be paid under the Pension Plan and the SERP as of December 31, 2020, which reflect expected future service:

Pension and SERP Payments
Year	(in thousands)
2021	$1,093
2022	1,180
2023	1,315
2024	1,318
2025	1,395
2026-2030	10,228

401(k) Plan

The Company provides a 401(k) plan, which covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $19,500 for the calendar year ended December 31, 2020. Under the provisions of the 401(k) plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. The 401(k) plan does not allow for investment in the Company’s common stock. During the years ended December 31, 2020, 2019 and 2018 the Company made cash contributions of $1.4 million, $1.1 million, and $1.0 million, respectively. The 401(k) plan also includes a discretionary profit-sharing component. During the years ended December 31, 2020, 2019 and 2018, the Company made discretionary profit-sharing contributions of $546 thousand, $583 thousand, and $497 thousand, respectively.

Page -89-

15. STOCK-BASED COMPENSATION PLANS

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

The number of shares of the Company’s common stock available for stock-based awards under the 2019 Equity Incentive Plan is 370,000 plus 162,738 shares that were remaining under the 2012 Equity Incentive Plan. At December 31, 2020, 436,953 shares remain available for issuance, including shares that may be granted in the form of stock options, RSAs, or RSUs.

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

During the years ended December 31, 2020, 2019 and 2018, in accordance with the Long Term Incentive Plan (“LTI Plan”) for Named Executive Officers (“NEOs”), the Company granted 69,360, 63,267 and 47,393 stock options, respectively, with an exercise price set to equal a 10.0% premium over the grant date stock price. All of the stock options granted vest ratably over three years. The estimated weighted-average grant-date fair value of all stock options granted in the years ended December 31, 2020, 2019 and 2018 was $4.10, $5.05 and $6.52 per stock option, respectively, using the Black-Scholes option-pricing model with assumptions as follows:

	Year Ended December 31,
	2020		2019		2018
Dividend yield	3.03%		2.86%		2.80%
Expected volatility	23.11		23.80		27.53
Risk-free interest rate	1.47		2.52		2.67
Expected option life	6.0	years	6.0	years	6.5	years

Compensation expense attributable to stock options was $425 thousand, $197 thousand and $91 thousand for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $201 thousand of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 0.1 years.

Page -90-

The following table summarizes the status of the Company's stock options:

			Weighted
		Weighted	Average
	Number	Average	Remaining		Aggregate
	of	Exercise	Contractual		Intrinsic
(Dollars in thousands, except per share amounts)	Options	Price	Life		Value
Outstanding, January 1, 2020	110,660	$35.71
Granted	69,360	34.87
Outstanding, December 31, 2020	180,020	35.39	8.2	years	$—
Vested and Exercisable, December 31, 2020	110,660	35.71	7.7	years	—

Number of	Exercise
Options	Price
69,360	$34.87
63,267	35.35
47,393	36.19
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

The following table summarizes the unvested RSA activity for the year ended December 31, 2020:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2020	293,717	$30.37
Granted	91,428	31.02
Vested	(289,509)	30.34
Forfeited	(6,593)	32.16
Unvested, December 31, 2020	89,043	31.00

During the year ended December 31, 2020, the Company granted a total of 91,428 RSAs. Of the 91,428 RSAs granted, 57,850 time-vested RSAs vest ratably over five years and 33,578 time-vested RSAs vest ratably over three years. During the year ended December 31, 2019, the Company granted RSAs of 78,952 shares. Of the 78,952 shares granted, 49,925 shares vest over five years and 29,027 shares vest over three years. During the year ended December 31, 2018, the Company granted RSAs of 83,782 shares. Of the 83,782 shares granted, 44,750 shares vest over five years, 13,915 shares vest over three years and 25,117 performance-based RSAs vest ratably over two years, subject to the achievement of the Company’s 2018 corporate goals. As of December 31, 2020, there were 89,043 unvested RSAs, all of which were time-vested RSAs and there were no performance-based RSAs.

Compensation expense attributable to RSAs was $5.1 million, $2.2 million and $2.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018, was $8.8 million, $2.5 million and $1.5 million, respectively. As of December 31, 2020, there was $2.2 million of total unrecognized compensation costs related to non-vested RSAs. The cost is expected to be recognized over a weighted-average period of 0.1 years.

Page -91-

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

The following table summarizes the unvested NEO RSU activity for the year ended December 31, 2020:

		Weighted
		Average Grant-Date
	Shares	Fair Value
Unvested, January 1, 2020	85,342	$29.59
Granted	26,556	32.13
Reinvested dividends	4,491	30.08
Added by performance factor	605	33.69
Forfeited	(6,623)	28.68
Vested	(72,096)	29.10
Unvested, December 31, 2020	38,275	32.57

During the year ended December 31, 2020 in accordance with the LTI plan for NEOs, the Company granted 26,556 RSUs.  Of the 26,556 RSUs granted, 17,943 time-vested RSUs vest ratably over three years and 8,613 performance-based RSUs vest subject to the achievement of the Company’s three-year corporate goal for the three-year period ending December 31, 2022. During the year ended December 31, 2019 in accordance with the LTI plan for NEOs, the Company granted 22,305 RSUs.  Of the 22,305 RSUs granted, 13,255 time-vested RSUs vest ratably over five years and 9,050 performance-based RSUs vest subject to the achievement of the Company’s three-year corporate goal for the three-year period ending December 31, 2021.

Compensation expense attributable to LTI plan RSUs was $1.6 million, $693 thousand and $462 thousand in connection with these awards for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $0.6 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 0.1 years.

Directors Plan

In April 2009, the Company adopted a Directors Deferred Compensation Plan (“Directors Plan”). Under the Directors Plan, independent directors may elect to defer all or a portion of their annual retainer fee in the form of RSUs. In addition, directors receive a non-election retainer in the form of RSUs. These RSUs vest ratably over one year and have dividend rights but no voting rights. In connection with the Directors Plan, the Company recorded expense of $553 thousand, $570 thousand and $560 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Eligible employees purchased 11,413 shares, 7,888 shares and 3,758 shares of the Company’s common stock under the ESPP during the years ended December 31, 2020, 2019 and 2018, respectively. No expense was recorded related to ESPP for the years ended December 31, 2020, 2019 and 2018.

Page -92-

16. EARNINGS PER SHARE

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

The following table presents the computation of EPS for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Net income	$42,042	$51,691	$39,227
Dividends paid on and earnings allocated to participating securities	(872)	(1,096)	(853)
Income attributable to common stock	$41,170	$50,595	$38,374

Weighted average common shares outstanding, including participating securities	19,903	19,952	19,875
Weighted average participating securities	(409)	(424)	(434)
Weighted average common shares outstanding	19,494	19,528	19,441
Basic earnings per common share	$2.11	$2.59	$1.97

Income attributable to common stock	$41,170	$50,595	$38,374

Weighted average common shares outstanding	19,494	19,528	19,441
Incremental shares from assumed conversions of options and restricted stock units	55	31	27
Weighted average common and equivalent shares outstanding	19,549	19,559	19,468
Diluted earnings per common share	$2.11	$2.59	$1.97

There were 180,020, 110,660 and 47,393 stock options outstanding at December 31, 2020, 2019 and 2018, respectively, that were not included in the computation of diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 because the options’ exercise prices were greater than the average market price of common stock and were, therefore, antidilutive.

There were 8,941 RSUs that were antidilutive for the year ended December 31, 2020. There were no RSUs that were antidilutive for the year ended December 31, 2019. There were 3,156 RSUs that were antidilutive for the year ended December 31, 2018.

Page -93-

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

Loan Commitments and Related Financial Instruments

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

The following represents commitments outstanding:

	December 31,
(In thousands)	2020	2019
Standby letters of credit	$25,501	$23,670
Loan commitments outstanding (1)	150,515	117,044
Unused lines of credit	808,296	674,194
Total commitments outstanding	$984,312	$814,908
(1)	Of the $150.5 million of loan commitments outstanding at December 31, 2020, $5.1 million are fixed rate commitments and $145.4 million are variable rate commitments. Of the $117.0 million of loan commitments outstanding at December 31, 2019, $5.9 million are fixed rate commitments and $111.1 million are variable rate commitments.

Litigation

The Company and its subsidiaries are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, the resolution of any such pending or threatened litigation is not expected to have a material adverse effect on the Company’s consolidated financial statements.

Other

Effective March 26, 2020, the FRB Board reduced the reserve requirement ratios to zero percent, which eliminated reserve requirements for all depository institutions.

During 2020, the Bank invested overnight with the FRB and the average balance maintained during 2020 was $342.4 million.

During 2020, the Bank maintained an overnight line of credit with the FHLB. The Bank has the ability to borrow against its unencumbered residential and commercial mortgages and investment securities owned by the Bank. At December 31, 2020, the Bank had aggregate lines of credit of $418.0 million with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. Of these aggregate lines of credit, $398.0 million is available on an unsecured basis. As of December 31, 2020, the Bank had no such borrowings outstanding.

In March 2001, the Bank entered into a Master Repurchase Agreement with the FHLB whereby the FHLB agrees to purchase securities from the Bank, upon the Bank’s request, with the simultaneous agreement to sell the same or similar securities back to the Bank at a future date. Securities are limited, under the agreement, to government securities, securities issued, guaranteed or collateralized by any agency or instrumentality of the U.S. Government or any government sponsored enterprise, and non-agency AA and AAA rated mortgage-backed securities. At December 31, 2020, there was up to $1.9 billion available for transactions under this agreement, assuming availability of required collateral.

Page -94-

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1, and common equity tier 1 capital to risk-weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk-weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at December 31, 2020 and 2019.

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

As of December 31, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based, and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at December 31, 2020 and 2019:

	December 31, 2020
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets:
Consolidated	$424,652	10.3%	$185,479	4.5%	$288,523	7.0%	n/a	n/a
Bank	503,524	12.2	185,465	4.5	288,502	7.0	$267,895	6.5%
Total capital to risk-weighted assets:
Consolidated	537,664	13.0	329,740	8.0	432,784	10.5	n/a	n/a
Bank	544,536	13.2	329,716	8.0	432,753	10.5	412,145	10.0
Tier 1 capital to risk-weighted assets:
Consolidated	424,652	10.3	247,305	6.0	350,349	8.5	n/a	n/a
Bank	503,524	12.2	247,287	6.0	350,324	8.5	329,716	8.0
Tier 1 capital to average assets:
Consolidated	424,652	6.8	249,502	4.0	n/a	n/a	n/a	n/a
Bank	503,524	8.1	249,389	4.0	n/a	n/a	311,737	5.0

Page -95-

	December 31, 2019
					Minimum Capital		Minimum To Be Well
			Minimum Capital		Adequacy Requirement with		Capitalized Under Prompt
	Actual Capital		Adequacy Requirement		Capital Conservation Buffer		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets:
Consolidated	$397,800	10.2%	$176,121	4.5%	$273,967	7.0%	n/a	n/a
Bank	474,056	12.1	176,114	4.5	273,954	7.0	$254,386	6.5%
Total capital to risk-weighted assets:
Consolidated	510,862	13.1	313,105	8.0	410,950	10.5	n/a	n/a
Bank	507,118	13.0	313,091	8.0	410,932	10.5	391,363	10.0
Tier 1 capital to risk-weighted assets:
Consolidated	397,800	10.2	234,828	6.0	332,674	8.5	n/a	n/a
Bank	474,056	12.1	234,818	6.0	332,659	8.5	313,091	8.0
Tier 1 capital to average assets:
Consolidated	397,800	8.5	187,386	4.0	n/a	n/a	n/a	n/a
Bank	474,056	10.1	187,377	4.0	n/a	n/a	234,222	5.0

Page -96-

19. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Dime Community Bancshares, Inc. (Parent Company only) follows:

Condensed Balance Sheets

	December 31,
(In thousands)	2020	2019
Assets:
Cash and cash equivalents	$280	$3,663
Other assets	554	174
Investment in the Bank	596,703	573,410
Total assets	$597,537	$577,247

Liabilities and stockholders’ equity:
Subordinated debentures	$79,059	$78,920
Other liabilities	647	1,173
Total liabilities	79,706	80,093

Total stockholders’ equity	517,831	497,154
Total liabilities and stockholders’ equity	$597,537	$577,247

Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2020	2019	2018
Dividends from the Bank	$26,500	$24,500	$15,000
Interest expense	4,401	4,539	4,539
Non-interest expense	252	104	135
Income before income taxes and equity in undistributed earnings of the Bank	21,847	19,857	10,326
Income tax benefit	(1,280)	(994)	(1,005)
Income before equity in undistributed earnings of the Bank	23,127	20,851	11,331
Equity in undistributed earnings of the Bank	18,915	30,840	27,896
Net income	$42,042	$51,691	$39,227

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$42,042	$51,691	$39,227
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(18,915)	(30,840)	(27,896)
Amortization	139	139	140
(Increase) decrease in other assets	(379)	(73)	108
(Decrease) increase in other liabilities	(526)	39	11
Net cash provided by operating activities	22,361	20,956	11,590

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,267	1,102	1,017
Purchase of treasury stock	(4,633)	(625)	—
Repurchase of surrendered stock from vesting of stock plans	(3,181)	(887)	(586)
Cash dividends paid	(19,197)	(18,420)	(18,342)
Net cash used in financing activities	(25,744)	(18,830)	(17,911)

Net (decrease) increase in cash and cash equivalents	(3,383)	2,126	(6,321)
Cash and cash equivalents at beginning of year	3,663	1,537	7,858
Cash and cash equivalents at end of year	$280	$3,663	$1,537

Page -97-

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of other comprehensive (loss) income and related income tax effects:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Unrealized holding gains (losses) on available for sale securities	$9,069	$15,524	$(8,429)
Reclassification adjustments for (gains) losses realized in income	(3,525)	(201)	7,921
Income tax effect	(1,628)	(4,467)	160
Net change in unrealized gains (losses) on available for sale securities	3,916	10,856	(348)

Unrealized net losses arising during the period	(3,245)	(1,076)	(1,567)
Reclassification adjustments for amortization realized in income	581	487	384
Income tax effect	799	179	351
Net change in post-retirement obligation	(1,865)	(410)	(832)

Change in fair value of derivatives used for cash flow hedges	(10,455)	(3,601)	2,493
Reclassification adjustments for losses (gains) realized in income	5,016	(1,588)	(1,068)
Income tax effect	1,601	1,514	(418)
Net change in unrealized (losses) gains on cash flow hedges	(3,838)	(3,675)	1,007

Other comprehensive (loss) income	$(1,787)	$6,771	$(173)

The following is a summary of the accumulated other comprehensive (loss) income balances, net of income taxes, at the dates indicated:

		Other
	December 31,	Comprehensive	December 31,
(In thousands)	2019	Income (Loss)	2020
Unrealized (losses) gains on available for sale securities	$(829)	$3,916	$3,087
Unrealized losses on pension benefits	(6,775)	(1,865)	(8,640)
Unrealized losses on cash flow hedges	(737)	(3,838)	(4,575)
Accumulated other comprehensive loss, net of income taxes	$(8,341)	$(1,787)	$(10,128)

The following represents the reclassifications out of accumulated other comprehensive (loss) income:

	Year Ended December 31,			Affected Line Item in the
(In thousands)	2020	2019	2018	Consolidated Statements of Income
Realized gains (losses) on sale of available for sale securities	$3,525	$201	$(7,921)	Net securities gains (losses)
Amortization of defined benefit pension plan and defined benefit plan component of the SERP:
Prior service credit	77	77	77	Other operating expenses
Transition obligation	—	—	(5)	Other operating expenses
Actuarial losses	(658)	(564)	(456)	Other operating expenses
Realized (losses) gains on cash flow hedges	(1,651)	1,588	1,068	Interest expense
Realized loss on the termination of swaps	(3,365)	—	—	Loss on termination of swaps
Total reclassifications, before income tax	(2,072)	1,302	(7,237)
Income tax benefit (expense)	606	(380)	2,105	Income tax expense
Total reclassifications, net of income tax	$(1,466)	$922	$(5,132)

Page -98-

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected Consolidated Quarterly Financial Data follows:

	2020 Quarter Ended
(In thousands, except per share amounts)	March 31,	June 30,	September 30,		December 31,
Interest income	$44,602	$45,850	$46,296		$47,484
Interest expense	7,952	5,418	5,589		4,492
Net interest income	36,650	40,432	40,707		42,992
Provision for credit losses	5,000	4,500	1,500		500
Net interest income after provision for credit losses	31,650	35,932	39,207		42,492
Non-interest income	5,217	2,252	6,790		5,444
Non-interest expense	24,843	24,399	28,937	(1)	35,078	(2)
Income before income taxes	12,024	13,785	17,060		12,858
Income tax expense	2,676	3,129	3,999		3,881
Net income	$9,348	$10,656	$13,061		$8,977
Basic earnings per share	$0.47	$0.54	$0.66		$0.45
Diluted earnings per share	$0.47	$0.54	$0.66		$0.45

	2019 Quarter Ended
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Interest income	$44,515	$46,352	$46,354	$44,320
Interest expense	10,192	10,835	9,639	8,672
Net interest income	34,323	35,517	36,715	35,648
Provision for loan losses	600	3,500	1,000	600
Net interest income after provision for loan losses	33,723	32,017	35,715	35,048
Non-interest income	5,218	5,499	6,244	8,426
Non-interest expense	22,599	24,004	24,204	25,332
Income before income taxes	16,342	13,512	17,755	18,142
Income tax expense	3,415	2,859	3,852	3,934
Net income	$12,927	$10,653	$13,903	$14,208
Basic earnings per share	$0.65	$0.53	$0.70	$0.71
Diluted earnings per share	$0.65	$0.53	$0.70	$0.71

(1)  2020 amount includes pre-tax merger expenses of $2.4 million.

(2)  2020 amount includes pre-tax merger expenses of $2.1 million.

22. NET FRAUD LOSS

The Company incurred a pre-tax charge of $8.9 million in the year ended December 31, 2018 relating to the fraudulent conduct of a business customer through its deposit accounts at the Bank.  The Company continues to work with the appropriate law enforcement authorities in connection with this matter. The customer has filed a petition pursuant to Chapter 11 of the bankruptcy code.

In September 2020, the Company resolved its claim for the loss with its insurance carrier to the full extent of the available coverage.

Page -99-

23. SUBSEQUENT EVENT

Merger Agreement with Dime Community Bancshares, Inc.

On July 1, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Legacy Dime. Pursuant to the Merger Agreement, on February 1, 2021, Legacy Dime merged with and into Bridge, with Bridge as the surviving corporation under the name “Dime Community Bancshares, Inc.”

At the Effective Time, each outstanding share of Legacy Dime common stock, par value $0.01 per share, was converted into the right to receive 0.6480 shares of the Company’s common stock, par value $0.01 per share. The Company issued 21,232,920 shares of its common stock to Legacy Dime shareholders in connection with the Merger.

At the Effective Time, each outstanding share of Legacy Dime’s Series A preferred stock, par value $0.01 (the “Dime Preferred Stock”) was converted into the right to receive one share of a newly created series of Company preferred stock having the same powers, preferences and rights as the Dime Preferred Stock. The Company issued 5,299,200 shares of its 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A to Dime Preferred Stock holders in connection with the Merger.

Immediately following the Merger, Dime Community Bank, a New York-chartered commercial bank and a wholly-owned subsidiary of Legacy Dime, merged with and into BNB Bank, a New York-chartered commercial bank and a wholly-owned subsidiary of the Company, with BNB Bank as the surviving bank, under the name “Dime Community Bank.”

In connection with the Merger, the Company assumed $115.0 million in aggregate principal amount of 4.50% Fixed-to-Floating Rate Subordinated Debentures due 2027 of Legacy Dime.

Page -100-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Audit Committee

Dime Community Bancshares, Inc.
Hauppauge, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dime Community Bancshares, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020, due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326).  The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.  The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Page -101-

Allowance for Credit Losses – Loans: Qualitative Factors

As described in Note 1 to the consolidated financial statements, the Company adopted Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (the “CECL Standard”) as of January 1, 2020. See change in accounting principle explanatory paragraph above.  The adoption of the CECL Standard resulted in an after-tax cumulative-effect adjustment of $1.5 million recorded in retained earnings as of January 1, 2020.  As of December 31, 2020, the allowance for credit losses was $44.2 million and the provision for credit losses was $11.5 million for the year then ended; see Notes 1 and 4 to the consolidated financial statements.  The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses includes a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics. The Company employs a loss-rate model based on probability of default and loss given default estimates, utilizing a transition matrix approach. This model calculates an expected loss percentage for each loan pool by considering the probability of default, based upon the historical transition or migration of loans from performing (various pass loan risk ratings) to criticized, and classified loan risk ratings to default.

Loans are pooled by loan risk ratings based loan product type and other homogeneous characteristics.  Credit loss assumptions are applied to the loan pools using life-of-loan analysis runout periods and the historical severity of loss, based on the aggregate net lifetime losses (loss given default) per loan pool. The Company adjusts for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio. These adjustment factors (qualitative factors) include: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified or graded loans and the volume of non-accrual loans; (6) the quality of the Company’s loan review system; (7) the value of underlying collateral for collateralized loans; (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.  The factors above include management’s expectation of future conditions based on a reasonable and supportable forecasts of the economic conditions.

We determined that auditing management’s implementation and subsequent application of the qualitative factors used to reflect current and forecasted conditions in the allowance for credit losses for loans to be a critical audit matter due to the extent of audit effort and degree of auditor judgment required to evaluate the qualitative factors, given the volume and nature of inputs and the significant management judgment required.

To address this critical audit matter, we tested the operating effectiveness of the Company's controls related to the qualitative factors, including the following:

•	Management’s implementation and subsequent application of significant judgments related to the qualitative factors and the resulting allocation to the allowance for credit losses

•Management's review over the completeness and accuracy of the data used as the basis for the qualitative factors

•Management's testing over the mathematical accuracy of the allowance for credit losses

•An internal committee’s review of the allowance for credit losses and provision for credit losses

Our substantive procedures related to the qualitative factors included the following:

•Performing analytical procedures over the current and forecast qualitative factors

•	Evaluating the reasonableness of management’s initial selection and subsequent application of qualitative factors and the resulting allocation to the allowance for credit losses

•Testing the completeness and accuracy of certain data used in the qualitative factor calculations

•Testing the mathematical accuracy of the allowance for credit loss calculation

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

March 15, 2021

Page -102-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2020, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe LLP appears on the previous page.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Page -103-

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding Directors, Executive Officers and Corporate Governance will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2021 and is incorporated herein by reference thereto.

Item 11. Executive Compensation

The information regarding Executive Compensation will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2021 and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2021 and is incorporated herein by reference thereto.

Set forth below is certain information as of December 31, 2020, regarding the Company’s equity compensation plans that have been approved by stockholders. The Company does not have any equity compensation plans that have not been approved by stockholders.

	Number of securities to	Weighted average
Equity compensation	be issued upon exercise	exercise price with	Number of securities
plan approved by	of outstanding options	respect to outstanding	remaining available for
stockholders	and awards	stock options	issuance under the plan
2006 Stock-Based Incentive Plan	19,928	—	—
2012 Stock-Based Incentive Plan	203,789	$ 35.71	—
2019 Equity Incentive Plan	150,827	34.87	436,953
Employee Stock Purchase Plan	—	—	976,941
Total	374,544	$ 35.39	1,413,894

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions and Director Independence will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2021 and is incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services

The information regarding the Company’s independent registered public accounting firm’s fees and services will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2021 and is incorporated herein by reference thereto.

Page -104-

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

See Exhibit Index on page 106.

Item 16. Form 10-K Summary

Not applicable.

Page -105-

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed February 2, 2021)	*

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed February 1, 2021)	*

4.1	Description of the Registrant’s Securities

4.2

Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Dime Community Bancshares, Inc.’s Form 8-K, filed on June 13, 2017)

*

4.3

First Supplemental Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, including the form of the 4.50% fixed-to-floating rate subordinated debentures due 2027 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.2 to Dime Community Bancshares, Inc.’s Form 8-K, filed on June 13, 2017)

*

4.4

Second Supplemental Indenture, dated as of February 1, 2021, by and between the Registrant and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K, filed February 1, 2021)

*

10.1	Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 8-K, File No. 001-34096, filed June 24, 2015)	*

10.1(i)	First Amendment to the Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed May 10, 2016)	*

10.1(ii)	Second Amendment to the Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 10-Q, File No. 0-18546, filed August 8, 2016)	*

10.1(iii)	Third Amendment to the Amended and Restated Employment Contract – Howard H. Nolan (incorporated by reference to Registrant’s Form 10-K, File No. 001-34096, filed March 9, 2018)	*

10.2	Employment Agreement – Kevin M. O’Connor (incorporated by reference to Registrant’s Form 8-K, File No. 0-18546, filed October 15, 2007)	*

10.3	Equity Incentive Plan (incorporated by reference to Registrant’s Definitive Proxy Statement, File No. 0-18546, filed March 24, 2006)	*

10.4	Supplemental Executive Retirement Plan (Revised for 409A) (incorporated by reference to Registrant’s Form 10-K, File No. 0-18546, filed March 14, 2008)	*

10.5	2012 Stock-Based Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 2, 2012)	*

10.6	Bridge Bancorp, Inc. Amended and Restated Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Form 10-K, File No. 001-34096, filed March 11, 2018)	*

10.7

Form of Employment Agreement entered into with James J. Manseau, John M. McCaffery and Kevin L. Santacroce (incorporated by reference to Registrant’s Form 10-K, File No. 001-34096, filed March 9, 2018)

*

10.8	Bridge Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 2, 2018)	*

10.9	2019 Equity Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 1, 2019)	*

10.10

Form of Amendment to Employment Agreement and Amended and Restated Employment Agreement entered into with Howard H. Nolan, James J. Manseau, John M. McCaffery and Kevin L. Santacroce (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File No. 001-34096, filed March 11, 2020)

*

Page -106-

Exhibit Number	Description of Exhibit	Exhibit
21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

101

The following financial statements from Dime Community Bancshares, Inc.’s Annual Report on Form 10-K for the Year Ended December 31, 2020, filed on March 15, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover page to this Annual Report on Form 10-K, formatted in Inline XBRL
*	Denotes incorporated by reference.

Page -107-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIME COMMUNITY BANCSHARES, INC.
Registrant

March 15, 2021	/s/ Kevin M. O’Connor
Kevin M. O’Connor
Chief Executive Officer

March 15, 2021	/s/ Avinash Reddy
Avinash Reddy
Senior Executive Vice President and Chief Financial Officer

March 15, 2021	/s/ Leslie Veluswamy
Leslie Veluswamy
Senior Vice President, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2021	/s/ Kenneth J. Mahon	Director
Kenneth J. Mahon

March 15, 2021	/s/ Marcia Z. Hefter	Director
Marcia Z. Hefter

March 15, 2021	/s/ Rosemarie Chen	Director
Rosemarie Chen

March 15, 2021	/s/ Michael P. Devine	Director
Michael P. Devine

March 15, 2021	/s/ Matthew A. Lindenbaum	Director
Matthew A. Lindenbaum

March 15, 2021	/s/ Albert E. McCoy, Jr.	Director
Albert E. McCoy, Jr.

March 15, 2021	/s/ Raymond A. Nielsen	Director
Raymond A. Nielsen

March 15, 2021	/s/ Kevin M. O’Connor	Director
Kevin M. O’Connor

March 15, 2021	/s/ Vincent F. Palagiano	Director
Vincent F. Palagiano

March 15, 2021	/s/ Joseph J. Perry	Director
Joseph J. Perry

March 15, 2021	/s/ Kevin Stein	Director
Kevin Stein

March 15, 2021	/s/ Dennis A. Suskind	Director
Dennis A. Suskind

Page -108-