Form 10-Q
period 2021-03-31
Dime Community Bancshares, Inc. /NY/
filed 2021-05-10
CIK 846617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-34096

DIME COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

N/A

(Former name or former address, if changed since last report)

New York	11-2934195
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

898 Veterans Memorial Highway, Suite 560, Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

(631) 537-1000

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	DCOM	The NASDAQ Stock Market
Preferred Stock, Series A, $0.01 Par Value	DCOMP	The NASDAQ Stock Market

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer" "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at May 3, 2021
$0.01 Par Value	41,583,837

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may be identified by use of words such as “annualized,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions.

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (together with its direct and indirect subsidiaries, the “Company”), in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on such statements. These factors include, without limitation, the following:

●	increases in competitive pressure among financial institutions or from non-financial institutions;
●	fluctuation in market interest rates;
●	changes in deposit flows, loan demand or real estate values;
●	changes in the quality and composition of our loan or investment portfolios;
●	changes in accounting principles, policies or guidelines;
●	changes in corporate and/or individual income tax laws or policies;
●	general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry;
●	legislative, regulatory or policy changes;
●	the success or consummation of new business initiatives or the integration of any acquired entities may be more difficult or expensive than the Company anticipates; and
●	the risks referred to in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 as updated by our Quarterly Reports on Form 10-Q.

Further, the COVID-19 pandemic has caused local and national economic disruption and has had an impact on the Company’s operations and financial results. Given its ongoing and dynamic nature, it is difficult to predict what further effects the pandemic will have on our business and results of operations. The pandemic and related local and national economic disruption may, among other effects, result in a decline in demand for our products and services; increased levels of loan delinquencies, problem assets and foreclosures; branch closures, work stoppages and unavailability of personnel; and increased cybersecurity risks, as employees continue to increasingly work remotely.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.   Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share amounts)

	March 31,	December 31,
	2021	2020
Assets	(unaudited)
Cash and due from banks	$676,723	$243,603
Mortgage-backed securities available-for-sale, at fair value	846,529	426,979
Investment securities available-for-sale, at fair value	305,964	111,882
Marketable equity securities, at fair value	—	5,970
Loans held for sale	23,704	5,903
Loans held for investment, net:
Real estate	8,149,079	4,978,195
Commercial and industrial ("C&I") loans	2,332,610	641,533
Other loans	24,409	2,316
Allowance for credit losses	(98,200)	(41,461)
Total loans held for investment, net	10,407,898	5,580,583
Premises and fixed assets, net	53,829	19,053
Restricted stock	45,063	60,707
Bank Owned Life Insurance ("BOLI")	251,521	156,096
Goodwill	155,339	55,638
Other intangible assets	10,627	—
Operating lease assets	69,094	33,898
Derivative assets	45,760	18,932
Accrued interest receivable	51,100	34,815
Other assets	75,477	27,551
Total assets	$13,018,628	$6,781,610

Liabilities
Interest-bearing deposits	$7,271,876	$3,744,371
Non-interest-bearing deposits	3,538,936	780,751
Total deposits	10,810,812	4,525,122
FHLBNY advances	533,865	1,204,010
Other short-term borrowings	126,763	120,000
Subordinated debt, net	197,234	114,052
Operating lease liabilities	71,249	39,874
Derivative liabilities	41,816	37,374
Other liabilities	64,065	40,082
Total liabilities	11,845,804	6,080,514

Commitments and contingencies

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 9,000,000 shares authorized and 5,299,200 shares issued and outstanding at March 31, 2021 and December 31, 2020)	116,569	116,569
Common stock ($0.01 par 81,000,000 shares authorized, 41,583,837 shares and 34,813,302 shares issued at March 31, 2021 and December 31, 2020, respectively, and 41,536,054 shares and 21,232,984 shares outstanding at March 31, 2021 and December 31, 2020, respectively)	416	348
Additional paid-in capital	492,431	278,295
Retained earnings	574,297	600,641
Accumulated other comprehensive gain (loss), net of deferred taxes	531	(5,924)
Unearned equity awards	(10,107)	—
Common stock held by the Benefit Maintenance Plan ("BMP")	—	(1,496)
Treasury stock, at cost (47,783 shares and 13,580,318 shares at March 31, 2021 and December 31, 2020, respectively)	(1,313)	(287,337)
Total stockholders' equity	1,172,824	701,096
Total liabilities and stockholders' equity	$13,018,628	$6,781,610

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BACSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Interest income:
Loans	$81,382	$54,177
Securities	4,380	3,726
Other short-term investments	993	1,002
Total interest income	86,755	58,905
Interest expense:
Deposits and escrow	5,298	11,926
Borrowed funds	3,616	6,455
Total interest expense	8,914	18,381
Net interest income	77,841	40,524
Provision for credit losses	15,779	8,012
Net interest income after provision for credit losses	62,062	32,512
Non-interest income:
Service charges and other fees	2,920	1,203
Title fees	433	—
Loan level derivative income	1,792	1,163
BOLI income	1,339	1,887
Gain on sale of SBA loans	164	164
Gain on sale of residential loans	723	151
Net gain (loss) on equity securities	131	(472)
Net gain on sale of securities and other assets	710	8
Loss on termination of derivatives	(16,505)	—
Other	910	132
Total non-interest (loss) income	(7,383)	4,236
Non-interest expense:
Salaries and employee benefits	24,819	15,587
Occupancy and equipment	6,977	4,056
Data processing costs	3,528	2,024
Marketing	860	577
Professional services	1,865	1,514
Federal deposit insurance premiums	939	477
Loss from extinguishment of debt	1,594	—
Curtailment loss	1,543	—
Merger expenses and transaction costs	37,942	586
Amortization of core deposit intangible	357	—
Other	2,381	1,219
Total non-interest expense	82,805	26,040
(Loss) income before income taxes	(28,126)	10,708
Income tax (benefit) expense	(7,092)	2,316
Net (loss) income	(21,034)	8,392
Preferred stock dividends	(1,821)	—
Net (loss) income available to common stockholders	$(22,855)	$8,392
(Loss) earnings per common share:
Basic	$(0.66)	$0.37
Diluted	$(0.66)	$0.37

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Net (loss) income	$(21,034)	$8,392
Other comprehensive (loss) income:
Change in unrealized holding (loss) gain on securities available-for-sale	(16,721)	10,252
Change in pension and other postretirement obligations	2,006	271
Change in unrealized gain (loss) on derivatives	22,307	(20,377)
Other comprehensive income (loss) before income taxes	7,592	(9,854)
Deferred tax expense (benefit)	1,137	(3,162)
Other comprehensive income (loss), net of tax	6,455	(6,692)
Total comprehensive (loss) income	$(14,579)	$1,700

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31, 2021
						Accumulated
						Other
						Comprehensive		Common
	Number of			Additional		Loss,	Unearned	Stock	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Held by	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	BMP	at cost	Equity
Beginning balance as of January 1, 2021	21,232,984	$116,569	$348	$278,295	$600,641	$(5,924)	$—	$(1,496)	$(287,337)	$701,096
Cumulative change in accounting principle (Note 3)	—	—	—	—	1,686	—	—	—	—	1,686
Adjusted beginning balance on January 1, 2021	21,232,984	116,569	348	278,295	602,327	(5,924)	—	(1,496)	(287,337)	702,782
Net loss	—	—	—	—	(21,034)	—	—	—	—	(21,034)
Other comprehensive income, net of tax	—	—	—	—	—	6,455	—	—	—	6,455
Reverse merger with Bridge Bancorp, Inc.	19,992,284	—	65	206,641	—	—	(2,603)	—	287,107	491,210
Exercise of stock options	15,928	—	—	292	—	—	—	—	80	372
Release of shares, net of forfeitures	335,959	—	3	8,562	—	—	(8,340)	—	(33)	192
Stock-based compensation	—	—	—	—	—	—	836	—	—	836
Shares received to satisfy distribution of retirement benefits	(41,101)	—	—	(1,359)	—	—	—	1,496	(1,130)	(993)
Cash dividends declared and paid to preferred stockholders	—	—	—	—	(1,821)	—	—	—	—	(1,821)
Cash dividends declared and paid to common stockholders	—	—	—	—	(5,175)	—	—	—	—	(5,175)
Ending balance as of March 31, 2021	41,536,054	$116,569	$416	$492,431	$574,297	$531	$(10,107)	$—	$(1,313)	$1,172,824

	Three Months Ended March 31, 2020
						Accumulated
						Other
						Comprehensive		Common
	Number of			Additional		Loss,	Unearned	Stock	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Held by	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	BMP	at cost	Equity
Beginning balance as of January 1, 2020	22,780,208	$—	$348	$279,511	$581,817	$(5,940)	$(6,731)	$(1,496)	$(250,751)	$596,758
Net income	—	—	—	—	8,392	—	—	—	—	8,392
Other comprehensive loss, net of tax	—	—	—	—	—	(6,692)	—	—	—	(6,692)
Release of shares, net of forfeitures	59	—	—	5	—	—	(7)	—	2	—
Stock-based compensation	—	—	—	—	—	—	671	—	—	671
Proceeds from Preferred Stock issuance, net	—	72,224	—	—	—	—	—	—	—	72,224
Shares received related to tax withholding	(3,025)	—	—		—	—	—	—	(79)	(79)
Cash dividends declared and paid to common stockholders	—	—	—	—	(4,915)	—	—	—	—	(4,915)
Repurchase of shares of Common Stock	(825,992)	—	—	—	—	—	—	—	(20,711)	(20,711)
Ending balance as of March 31, 2020	21,951,250	$72,224	$348	$279,516	$585,294	$(12,632)	$(6,067)	$(1,496)	$(271,539)	$645,648

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(21,034)	$8,392
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gain on sales of securities available-for-sale and other assets	(710)	(8)
Net (gain) loss on equity securities	(131)	472
Net gain on sale of loans held for sale	(887)	(315)
Net depreciation, amortization and accretion	(977)	1,294
Stock-based compensation	836	671
Provision for credit losses	15,779	8,012
Originations of loans held for sale	(12,868)	(6,217)
Proceeds from sale of loans originated for sale	20,291	8,103
Increase in cash surrender value of BOLI	(1,340)	(756)
Gain from death benefits from BOLI	—	(1,131)
Deferred income tax benefit	(12,704)	(2,090)
Decrease in other assets	89,179	1,530
(Decrease) increase in other liabilities	(84,352)	2,515
Net cash (used in) provided by operating activities	(8,918)	20,472
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	134,558	4,199
Proceeds from sales of marketable equity securities	6,101	137
Purchases of securities available-for-sale	(327,222)	(33,244)
Acquisition of marketable equity securities	—	(113)
Proceeds from calls and principal repayments of securities available-for-sale	214,029	32,312
Purchase of BOLI	—	(20,000)
Loans purchased	—	(892)
Proceeds from the sale of portfolio loans transferred to held for sale	3,900	—
Net (increase) decrease in loans	(326,077)	131,569
Purchases of fixed assets, net	1,651	(1,034)
Sales (purchases) of FHLBNY capital stock, net	39,006	(1,127)
Net cash received in business combination	715,988	—
Net cash provided by investing activities	461,934	111,807
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits	870,519	(3,183)
Repayments of FHLBNY advances, long-term	(140,150)	(3,615,520)
(Repayments) proceeds of FHLBNY advances, short-term, net	(745,000)	3,640,570
Proceeds (repayments) of other short-term borrowings, net	6,763	(110,000)
Proceeds from preferred stock issuance, net	—	72,224
Proceeds from exercise of stock options	372	—
Release of stock for benefit plan awards	192	—
Payments related to tax withholding for equity awards	—	(79)
BMP ESOP shares received to satisfy distribution of retirement benefits	(993)	—
Treasury shares repurchased	—	(20,711)
Cash dividends paid to preferred stockholders	(1,821)	—
Cash dividends paid to common stockholders	(9,778)	(4,915)
Net cash used in financing activities	(19,896)	(41,614)
Increase in cash and cash equivalents	433,120	90,665
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	243,603	155,488
CASH AND CASH EQUIVALENTS, END OF PERIOD	$676,723	$246,153

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,625	$955
Cash paid for interest	8,624	16,881
Loans transferred to held for sale	18,144	2,509
Transfer of cash surrender value for BOLI to other assets	—	3,016
Cumulative change due to CECL adoption	1,686	—
Net non-cash liabilities assumed in Merger (See Note 2)	324,479	—

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

On February 1, 2021, Dime Community Bancshares, Inc., a Delaware corporation (“Legacy Dime”) merged with and into Bridge Bancorp, Inc., a New York corporation (“Bridge”) (the “Merger”), with Bridge as the surviving corporation under the name “Dime Community Bancshares, Inc.” (the “Holding Company”). At the effective time of the Merger (the “Effective Time”), each outstanding share of Legacy Dime common stock, par value $0.01 per share, was converted into the right to receive 0.6480 shares of the Holding Company’s common stock, par value $0.01 per share.

At the Effective Time, each outstanding share of Legacy Dime’s Series A preferred stock, par value $0.01 (the “Dime Preferred Stock”), was converted into the right to receive one share of a newly created series of the Holding Company’s preferred stock having the same powers, preferences and rights as the Dime Preferred Stock.

Immediately following the Merger, Dime Community Bank, a New York-chartered commercial bank and a wholly-owned subsidiary of Legacy Dime, merged with and into BNB Bank, a New York-chartered trust company and a wholly-owned subsidiary of Bridge, with BNB Bank as the surviving bank, under the name “Dime Community Bank” (the “Bank”).

The unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q include the collective results of the Holding Company and its wholly-owned subsidiary, the Bank, which are collectively herein referred to as “we”, “us”, “our” and the “Company.”

The Merger was accounted for as a reverse merger using the acquisition method of accounting, which means that for accounting and financial reporting purposes, Legacy Dime was deemed to have acquired Bridge in the Merger, even though Bridge was the legal acquirer. Accordingly, Legacy Dime’s historical financial statements are the historical financial statements of the combined company for all periods before February 1, 2021 (the “Merger Date”).

The Company’s results of operations for the first quarter of 2021 include the results of operations of Bridge on and after the Merger Date. Results for periods before the Merger Date reflect only those of Legacy Dime and do not include the results of operations of Bridge. The number of shares issued and outstanding, earnings per share, additional paid-in capital, dividends paid and all references to share quantities of the Company have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of Legacy Dime common stock in the Merger. The assets and liabilities of Bridge as of the Merger Date have been recorded at their estimated fair value and added to those of Legacy Dime. See Note 2. Merger for further information.

As of March 31, 2021, we operate 67 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, and the Bronx.

The Company is a bank holding company engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank, which was known as BNB Bank prior to the Merger. The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Company functions primarily as the holder of all of the Bank’s common stock. In May 1999, the Bank established a real estate investment trust subsidiary, Bridgehampton Community, Inc. (“BCI”), as an operating subsidiary. Our bank operations also include Bridge Abstract LLC (“Bridge Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. In connection with the Merger, on February 1, 2021, the Holding Company acquired Dime Community Bank and its wholly-owned subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Legacy Dime’s Annual Report on Form 10-K for the year ended December 31, 2019, which remain significantly unchanged and have been followed similarly as in prior periods except for the allowance for credit losses policy, resulting from the adoption of Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” and certain policies added as a result of the Merger.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which has spread to most countries, including the United States. The pandemic has adversely affected economic activity globally, nationally and locally.

In March 2020, the United States declared a National Public Health Emergency in response to the COVID-19 pandemic. In an effort to mitigate the spread of COVID-19, local state governments, including New York (in which the Bank has retail banking offices), have taken preventative or protective actions such as travel restrictions, advising or requiring individuals to limit or forego their time outside of their homes, and other forced closures for certain types of non-essential businesses. The impact of these actions is expected to continue to have an adverse impact on the economies and financial markets in the United States.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020. The CARES Act is intended to provide relief and lessen a severe economic downturn. The stimulus package includes direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and healthcare providers.

It is possible that there will be material, adverse impacts to significant estimates, asset valuations, and business operations, including intangible assets, investments, loans, deferred tax assets, and derivative counter party risk.

2.MERGER

As described in Note 1. Basis of Presentation, on February 1, 2021, we completed our Merger with Legacy Dime.

Pursuant to the merger agreement, Legacy Dime merged with and into Bridge with Bridge as the surviving corporation under the name “Dime Community Bancshares, Inc.” At the effective time of the Merger, each outstanding share of Legacy Dime common stock, par value $0.01 per share, was converted into 0.6480 shares of the Company’s common stock, par value $0.01 per share.

At the Effective Time, each outstanding share of Legacy Dime’s Series A preferred stock, par value $0.01 (the “Dime Preferred Stock”), was converted into one share of a newly created series of the Company’s preferred stock having the same powers, preferences and rights as the Dime Preferred Stock.

In connection with the Merger, the Company assumed $115.0 million in aggregate principal amount of the 4.50% Fixed-to-Floating Rate Subordinated Debentures due 2027 of Legacy Dime.

The Merger constituted a business combination and was accounted for as a reverse merger using the acquisition method of accounting. As a result, Legacy Dime was the accounting acquirer and Bridge was the legal acquirer and the accounting acquiree. Accordingly, the historical financial statements of Legacy Dime became the historical financial statements of the combined company. In addition, the assets and liabilities of Bridge have been recorded at their estimated fair values and added to those of Legacy Dime as of the Merger Date. The determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are subjective and subject to change.

The Company issued 21.2 million shares of its common stock to Legacy Dime stockholders in connection with the Merger, which represented 51.5% of the voting interests in the Company upon completion of the Merger. In accordance with FASB ASC 805-40-30-2, the purchase price in a reverse acquisition is determined based on the number of equity interests the legal acquiree would have had to issue to give the owners of the legal acquirer the same percentage equity interest in the combined entity that results from the reverse acquisition.

The table below summarizes the ownership of the combined company following the Merger, for each shareholder group, as well as the market capitalization of the combined company using shares of Bridge and Legacy Dime common stock outstanding at January 31, 2021 and Bridge’s closing price on January 31, 2021.

	Dime Community Bancshares, Inc. Ownership and Market Value
	Number of		Market Value at
	Bridge	Percentage	$24.43 Bridge
(Dollars and shares in thousands)	Outstanding Shares	Ownership	Share Price
Bridge shareholders	19,993	48.5%	$488,420
Legacy Dime shareholders	21,233	51.5%	518,720
Total	41,226	100.0%	$1,007,140

The table below summarizes the hypothetical number of shares as of January 31, 2021 that Legacy Dime would have to issue to give Bridge owners the same percentage ownership in the combined company.

	Hypothetical Legacy Dime Ownership
	Number of
	Legacy Dime	Percentage
(Shares in thousands)	Outstanding Shares	Ownership
Bridge shareholders	30,853	48.5%
Legacy Dime shareholders	32,767	51.5%
Total	63,620	100.0%

The purchase price is calculated based on the number of hypothetical shares of Legacy Dime common stock issued to Bridge shareholders multiplied by the share price as demonstrated in the table below.

(Dollars and shares in thousands)
Number of hypothetical Legacy Dime shares issued to Bridge shareholders	30,853
Legacy Dime market price per share as of February 1, 2021	$15.90
Purchase price determination of hypothetical Legacy Dime shares issued to Bridge shareholders	$490,560
Value of Bridge stock options hypothetically converted to options to acquire shares of Legacy Dime common stock	643
Cash in lieu of fractional shares	7
Purchase price consideration	$491,210

The following table provides the purchase price allocation as of the Merger Date and the Bridge assets acquired and liabilities assumed at their estimated fair value as of the Merger Date as recorded by Dime Community Bancshares. We recorded the estimate of fair value based on initial valuations available at the Merger Date and these estimates are considered preliminary and subject to adjustment for up to one year after the Merger Date. While we believe that the information available on the Merger Date provided a reasonable basis for estimating fair value, we expect that we may obtain additional information and evidence during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the Merger Date or the date we are able to determine that we have obtained all necessary information about the facts and circumstances that existed as of Merger Date. Subsequent adjustments to fair value, if necessary, will be reflected in our future filings.

(In thousands)
Purchase price consideration	$491,210

Fair value of assets acquired:
Cash and due from banks	715,988
Securities available-for-sale	651,997
Loans held for sale	10,000
Loans held for investment	4,531,640
Premises and fixed assets	37,881
Restricted stock	23,362
BOLI	94,085
Other intangible assets	10,984
Operating lease assets	45,603
Other assets	117,474
Total assets acquired	6,239,014
Fair value of liabilities assumed:
Deposits	5,405,575
Other short-term borrowings	216,298
Subordinated debt	83,200
Operating lease liabilities	45,285
Other liabilities	97,147
Total liabilities assumed	5,847,505
Fair value of net identifiable assets	391,509
Goodwill resulting from Merger	$99,701

As a result of the Merger, we recorded $99.7 million of goodwill. The goodwill recorded in not deductible for income tax purposes.

As described in detail in Note 3. Summary of Accounting Policies, the Company is required to record purchased financial assets with credit deterioration (PCD assets), defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD assets.  Changes in estimates of expected losses after acquisition are recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods as they arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration shall be allocated to each individual asset.  At the acquisition date, the initial allowance for credit losses determined on a collective basis shall be allocated to individual assets to appropriately allocate any non-credit discount or premium.  The non-credit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date. Information regarding loans acquired at the Merger Date are as follows:

(In thousands)
PCD loans:
Unpaid principal balance	$295,306
Non-credit discount at acquisition	(9,049)
Unpaid principal balance, net	286,257

Allowance for credit losses at acquisition	(52,285)
Fair value at acquisition	233,972

Non-PCD loans:
Unpaid principal balance	4,289,236
Premium at acquisition	8,432
Fair value at acquisition	4,297,668

Total fair value at acquisition	$4,531,640

Supplemental disclosures of cash flow information related to investing and financing activities regarding the Merger are as follows for the three months ended March 31, 2021:

(In thousands)
Business combination:
Fair value of tangible assets acquired	$6,228,030
Goodwill, core deposit intangible and other intangible assets acquired	110,685
Liabilities assumed	5,847,505
Purchase price consideration	491,210

Other intangible assets consisted of core deposit intangibles and a non-compete agreement with estimated fair values at the Merger Date of $10.2 million and $780 thousand, respectively. Core deposit intangibles are being amortized over a life of 10 years on an accelerated basis. The non-compete agreement is being amortized over a life of 13 months.

Pro Forma Combined Results of Operations

The following pro forma financial information presents the consolidated results of operations of Legacy Dime and Bridge as if the Merger occurred as of January 1, 2020 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of discounts (premiums) associated with the fair value adjustments of acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and other debt, and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2020. Merger related expenses incurred by the Company during the three months ended March 31, 2021 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had Legacy Dime merged with Bridge at the beginning of 2020.  The pro forma amounts for the three months ended March 31, 2021 and 2020 do not reflect the anticipated cost savings that have not yet been realized.

	Three Months Ended
	March 31,
(Dollars in thousands except per share amounts)	2021	2020
Net interest income	$90,476	$79,511
Non-interest (loss) income	(6,032)	9,453
Net (loss) income	(149)	18,685
Net (loss) income available to common shareholders	(1,560)	18,423
Earnings per share:
Basic	(0.04)	0.45
Diluted	(0.04)	0.45

3.SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of March 31, 2021 and December 31, 2020, the results of operations and statements of comprehensive income for the three-month periods ended March 31, 2021 and 2020, the changes in stockholders’ equity for the three-month periods ended March 31, 2021 and 2020, and cash flows for the three-month periods ended March 31, 2021 and 2020.

Please see "Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for a discussion of areas in the accompanying unaudited condensed consolidated financial statements utilizing significant estimates.

Recent Accounting Pronouncements

Allowance for Credit Losses – The Company adopted ASU No. 2016-13 on January 1, 2021 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures.  ASU 2016-13 was effective for the Company as of January 1, 2020. Under Section 4014 of the CARES Act, financial institutions required to adopt ASU 2016-13 as of January 1, 2020 were provided an option to delay the adoption of the Current Expected Credit Loss (“CECL” or the “CECL Standard”) framework. The Company elected to defer adoption of the CECL Standard until January 1, 2021. The CECL Standard requires that the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts. This standard requires financial institutions and other organizations to use forward-looking information to better inform their credit loss estimates. Results for reporting periods beginning after January 1, 2021 are presented under the CECL Standard while prior period amounts will continue to be reported in accordance with previously applicable GAAP.

The adoption of the CECL standard resulted in an initial decrease of $3.9 million to the allowance for credit losses and an increase of $1.4 million to the reserve for unfunded commitments in other liabilities. The after-tax cumulative-effect adjustment of $1.7 million was recorded in retained earnings as of January 1, 2021.

The allowance for credit losses is a valuation allowance that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loan losses are charged against the allowance when management believes it has confirmed the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

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

Management estimates the allowance balance required using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historically observed credit loss experience of peer banks within our geography provide the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or terms as well as changes in environmental conditions, such as changes in unemployment rates, gross domestic product, and real estate pricing. Management evaluates the adequacy of the allowance on a quarterly basis.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

One-to-four family residential, including condominium and cooperative apartment loans - Loans in this classification consist of residential real estate and one-to-four family real estate properties, and may have a mixed-use commercial aspect. Owner-occupied properties are generally underwritten based upon an appraisal performed by an independent, state licensed appraiser and the credit quality of the individual borrower. Investment properties require: (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 1.25x. The credit quality of this portfolio is largely dependent on economic factors, such as unemployment rates and housing prices.

Multifamily residential and residential mixed-use loans - Loans in this classification consist of multifamily residential real estate with a minimum of five residential units, and may have a mixed-use commercial aspect of less than 50% of the property’s rental income. The Bank’s underwriting standards for multifamily residential loans generally require: (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 1.20x. Repayment of multifamily residential loans is dependent, in significant part, on cash flow from the collateral property sufficient to satisfy operating expenses and debt service. Future increases in interest rates, increases in vacancy rates on multifamily residential or commercial buildings, and other economic events, such as unemployment rates, which are outside the control of the borrower or the Bank could negatively impact the future net operating income of such properties. Similarly, government regulations, such as the existing New York City Rent Regulation and Rent Stabilization laws, could limit future increases in the revenue from these buildings.

Commercial real estate and commercial mixed-use loans - Loans in this classification consist of commercial real estate, both owner-occupied and non-owner occupied, and may have a residential aspect of less than 50% of the property’s rental income. The Bank’s underwriting standards for commercial real estate loans generally require: (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of

1.25x. Included in commercial real estate loans are also certain Small Business Administration ("SBA") loans in which the loan is secured by underlying real estate as collateral. The Bank may sell a portion of the loan, guaranteed by the SBA, to a third-party investor. Repayment of commercial real estate loans is often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties. Repayment of such loans is generally more vulnerable to weak economic conditions, such as unemployment rates and commercial real estate prices.

Acquisition, development, and construction loans - Loans in this classification consist of loans to purchase land intended for further development, including single-family homes, multi-family housing, and commercial income properties. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property. The credit quality of this portfolio is largely dependent on economic factors, such as unemployment rates and commercial real estate prices.

Commercial, Industrial and Agricultural Loans - Loans in this classification consist of lines of credit, revolving lines of credit, and term loans, generally to businesses or high net worth individuals. The owners of these businesses typically provide recourse such that they guarantee the debt. The lines of credit are generally secured by the assets of the business, though they may at times be issued on an unsecured basis. Generally speaking, they are subject to renewal on an annual basis based upon review of the borrower’s financial statements. Term loans are generally secured by either specific or general asset liens of the borrower’s business. These loans are granted based upon the strength of the cash generation ability of the borrower. Included in C&I loans are also certain SBA loans in which the loan is secured by underlying assets of the business (excludes SBA Paycheck Protection Program loans from allowance for credit losses as these loans carry a 100% guarantee from the SBA). The Bank may sell a portion of the loan, guaranteed by the SBA, to a third-party investor. The credit quality of this portfolio is largely dependent on economic factors, such as unemployment rates.

Other Loans – Loans in this classification consist of installment and consumer loans. Repayment is dependent on the credit quality of the individual borrower. The credit quality of this portfolio is largely dependent on economic factors, such as unemployment rates and housing prices.

Loans that do not share risk characteristics are evaluated on an individual basis based on various factors. Loans evaluated individually are not included in the collective evaluation. Factors that may be considered are borrower delinquency trends and nonaccrual status, probability of foreclosure or note sale, changes in the borrower’s circumstances or cash collections, borrower’s industry, or other facts and circumstances of the loan or collateral.

Individually Evaluated Loans with an ACL and Other Real Estate Owned: For collateral-dependent loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral, less the estimated costs to sell, and the amortized cost basis of the loan as of the measurement date.  The fair value of real estate collateral is determined based on recent appraised values. The fair value of other real estate owned is also determined based on recent appraised values less the estimated cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Adjustments may relate to location, square footage, condition, amenities, market rate of leases as well as timing of comparable sales. All appraisals undergo a second review process to ensure that the methodology employed and the values derived are reasonable. The fair value of non-real estate collateral, which includes inventory, may be determined based on an appraisal, net book value per the borrower’s financial statements, aging reports, or by reference to  market activity, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the borrower and its business. For non-collateral-dependent loans, ACL is measured based on the difference between the present value of expected cash flows and the amortized cost basis of the loan as of the measurement date.

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures – The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures, which is included in other liabilities on the consolidated statements of financial condition, is adjusted as a provision for credit loss expense in other operating expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which is the same as the expected loss factor as determined based on the corresponding portfolio segment.

Loans acquired in a business combination – The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2021 which now requires the Company to record purchased financial assets with credit deterioration (PCD assets), defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD assets.  Changes in estimates of expected losses after acquisition are recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods as they arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration shall be allocated to each individual asset.  At the acquisition date, the initial allowance for credit losses determined on a collective basis shall be allocated to individual assets to appropriately allocate any non-credit discount or premium.  The non-credit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date.

A purchased financial asset that does not qualify as a PCD asset is accounted for similar to an originated financial asset.  Generally, this means that an entity recognizes the allowance for credit losses for non-PCD assets through net income at the time of acquisition.  In addition, both the credit discount and non-credit discount or premium resulting from acquiring a pool of purchased financial assets that do not qualify as PCD assets shall be allocated to each individual asset.  This combined discount or premium shall be accreted to interest income using the effective yield method.

For further discussion of our loan accounting and acquisitions, see Note 2 – Merger and Note 8 – Loans.

4.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
	Securities	Defined		Other
	Available-	Benefit		Comprehensive
(In thousands)	for-Sale	Plans	Derivatives	Income (Loss)
Balance as of January 1, 2021	$12,694	$(6,086)	$(12,532)	$(5,924)
Other comprehensive income (loss) before reclassifications	(10,570)	1,659	16,476	7,565
Amounts reclassified from accumulated other comprehensive loss	(822)	(288)	—	(1,110)
Net other comprehensive (loss) income during the period	(11,392)	1,371	16,476	6,455
Balance as of March 31, 2021	$1,302	$(4,715)	$3,944	$531

Balance as of January 1, 2020	$4,621	$(6,024)	$(4,537)	$(5,940)
Other comprehensive income (loss) before reclassifications	7,049	120	(14,060)	(6,891)
Amounts reclassified from accumulated other comprehensive loss	(5)	65	139	199
Net other comprehensive income (loss) during the period	7,044	185	(13,921)	(6,692)
Balance as of March 31, 2020	$11,665	$(5,839)	$(18,458)	$(12,632)

The before and after-tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Change in unrealized holding gain or loss on securities available-for-sale:
Change in net unrealized gain or loss during the period	$(15,534)	$10,260
Reclassification adjustment for net (gains) losses included in net gain on securities and other assets	(1,187)	(8)
Net change	(16,721)	10,252
Tax (benefit) expense	(5,329)	3,208
Net change in unrealized holding gain or loss on securities available-for-sale	(11,392)	7,044
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(422)	95
Reclassification adjustment for curtailment loss	1,543	—
Change in the net actuarial gain or loss	885	176
Net change	2,006	271
Tax expense	635	86
Net change in pension and other postretirement obligations	1,371	185
Change in unrealized gain or loss on derivatives:
Change in net unrealized gain or loss during the period	21,453	(20,581)
Reclassification adjustment for expense included in interest expense	854	204
Net change	22,307	(20,377)
Tax expense (benefit)	5,831	(6,456)
Net change in unrealized gain or loss on derivatives	16,476	(13,921)
Other comprehensive income (loss), net of tax	$6,455	$(6,692)

5.EARNINGS PER COMMON SHARE ("EPS")

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average common shares outstanding during the reporting period. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into Common Stock, and if all likely aggregate Long-term Incentive Plan ("LTIP") and Sales Incentive Plan ("SIP") shares are issued, when there are outstanding shares. In determining the weighted average shares outstanding for basic and diluted EPS, treasury shares are excluded. Vested restricted stock award ("RSA") shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS. Unvested RSA and SIP shares not yet awarded are recognized as a special class of participating securities under ASC 260, and are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended
	March 31,
(In thousands except share and per share amounts)	2021	2020

Net (loss) income available to common stockholders	$(22,855)	$8,392
Less: Dividends paid and earnings allocated to participating securities	165	(67)
(Loss) income attributable to common stock	$(22,690)	$8,325
Weighted average common shares outstanding, including participating securities	34,543,114	22,551,358
Less: weighted average participating securities	(282,176)	(174,386)
Weighted average common shares outstanding	34,260,938	22,376,972
Basic EPS	$(0.66)	$0.37

(Loss) income attributable to common stock	$(22,690)	$8,325
Weighted average common shares outstanding	34,260,938	22,376,972
Weighted average common equivalent shares outstanding	1,067	99,600
Weighted average common and equivalent shares outstanding	34,262,005	22,476,572
Diluted EPS	$(0.66)	$0.37

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 180,020 weighted-average stock options outstanding for the three-month period ended March 31, 2021, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period. There were no "out-of-the-money" stock options during the three-month period ended March 31, 2020.

For information about the calculation of expected aggregate LTIP and SIP share payouts, see Note 16.

6.PREFERRED STOCK

On February 5, 2020, Legacy Dime completed an underwritten public offering of 2,999,200 shares, or $75.0 million in aggregate liquidation preference, of its 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $25.00 per share. The net proceeds received from the issuance of preferred stock at the time of closing were $72.2 million. On June 10, 2020, Legacy Dime completed an underwritten public offering, a reopening of the February 5, 2020 original issuance, of 2,300,000 shares, or $57.5 million in aggregate liquidation preference, of its 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Preferred Stock”), with a liquidation preference of $25.00 per share. The net proceeds received from the issuance of preferred stock at the time of closing were $44.3 million.

At the Effective Time of the Merger, each outstanding share of the Preferred Stock was converted into the right to receive one share of a newly created series of the Company’s preferred stock having the same powers, preferences and rights as the Legacy Dime Preferred Stock.

The Company expects to pay dividends when, as, and if declared by its board of directors, at a fixed rate of 5.50% per annum, payable quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Preferred Stock is perpetual and has no stated maturity. The Company may redeem the Preferred Stock at its option at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after June 15, 2025 or within 90 days following a regulatory capital treatment event, as described in the prospectus supplement and accompanying prospectus relating to the offering.

7.INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following tables summarize the major categories of securities owned by the Company as of the dates indicated:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$72,500	$—	$(2,930)	$69,570
Treasury securities	92,547	—	(275)	92,272
Corporate securities	95,786	3,367	(420)	98,733
Pass-through MBS issued by GSEs	321,442	7,053	(4,788)	323,707
Agency Collateralized Mortgage Obligations ("CMOs")	522,841	6,305	(6,324)	522,822
State and municipal obligations	45,498	179	(288)	45,389
Total securities available-for-sale	$1,150,614	$16,904	$(15,025)	$1,152,493

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$47,500	$12	$(91)	$47,421
Corporate securities	62,021	2,440	—	64,461
Pass-through MBS issued by GSEs	135,842	7,672	(31)	143,483
Agency CMOs	274,898	8,674	(76)	283,496
Total securities available-for-sale	$520,261	$18,798	$(198)	$538,861

As a result of the Merger, the Company acquired $652.0 million of securities available-for-sale on the Merger Date.

The carrying amount of securities pledged as collateral was $637.1 million and $99.4 million at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The amortized cost and fair value of debt securities are shown by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	March 31, 2021
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$2,123	$2,130
One to five years	116,049	115,878
Five to ten years	183,014	182,961
Beyond ten years	5,145	4,995
Pass-through MBS issued by GSEs and agency CMO	844,283	846,529
Total	$1,150,614	$1,152,493

The following table presents the information related to sales of securities available-for-sale as of the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Corporate Securities:
Proceeds	$46,754	$—
Gross gains	709	—
Tax expense on gain	225	—
Gross losses	41	—
Tax benefit on loss	13	—
Pass through MBS issued by GSEs:
Proceeds	26,823	—
Gross gains	187	—
Tax expense on gain	59	—
Gross losses	35	—
Tax benefit on loss	11	—
Agency CMOs:
Proceeds	41,324	4,199
Gross gains	268	8
Tax expense on gain	85	3
Gross losses	44	—
Tax benefit on loss	14	—
State and municipal obligations:
Proceeds	19,657	—
Gross gains	143	—
Tax expense on gain	45	—

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Proceeds:
Marketable equity securities	$6,101	$137

Net gain of $131 thousand was recognized on marketable equity securities for the three-month period ended March 31, 2021. Net loss of $472 thousand was recognized on marketable equity securities for the three-month period ended March 31, 2020. Marketable equity securities were fully liquidated in connection with the termination of the BMP.

The following table summarizes the gross unrealized losses and fair value of investment securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	March 31, 2021
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$69,570	$2,930	$—	$—	$69,570	$2,930
Treasury securities	92,272	275	—	—	92,272	275
Corporate securities	18,278	420	—	—	18,278	420
Pass-through MBS issued by GSEs	181,917	4,788	—	—	181,917	4,788
Agency CMOs	239,145	6,324	—	—	239,145	6,324
State and municipal obligations	19,004	288	—	—	19,004	288

	December 31, 2020
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$22,409	$91	$—	$—	$22,409	$91
Corporate securities	—	—	—	—	—	—
Pass-through MBS issued by GSEs	5,007	31	—	—	5,007	31
Agency CMOs	6,563	30	4,954	46	11,517	76

The issuers of securities available-for-sale are primarily U.S. government-sponsored entities or agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. In accordance with the Company’s investment policy, corporate notes are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. It is likely that the Company will not be required to sell the securities before their anticipated recovery, and as such, the Company does not consider these securities to be other-than-temporarily-impaired at March 31, 2021.

On January 1, 2021, the Company adopted the CECL Standard, which requires that debt securities held to maturity be accounted for under the current expected credit losses model, including historical loss experience and impact of current conditions and reasonable and supportable forecasts, with an associated allowance for credit losses. In addition, while credit losses on debt securities available for sale should be measured in accordance with the other-than-temporary impairment (“OTTI”) framework under current GAAP, the amendments in the CECL Standard require that these credit losses be presented as an allowance for credit losses.  For AFS debt securities, a decline in fair value due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis. There are no held maturity securities as of March 31, 2021.

8.LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	March 31, 2021	December 31, 2020
One-to-four family residential and cooperative/condominium apartment	$696,415	$184,989
Multifamily residential and residential mixed-use	3,567,207	2,758,743
Commercial real estate ("CRE")	3,631,287	1,878,167
Acquisition, development, and construction ("ADC")	254,170	156,296
Total real estate loans	8,149,079	4,978,195
Commercial and industrial ("C&I")	2,332,610	641,533
Other loans	24,409	2,316
Total	10,506,098	5,622,044
Allowance for credit losses	(98,200)	(41,461)
Loans held for investment, net	$10,407,898	$5,580,583

As a result of the Merger, the Company recorded $4.53 billion of loans held for investment on the Merger Date.

As of March 31, 2021, included in C&I loans was $1.43 billion of Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans. There was $321.9 million of SBA PPP loans at December 31, 2020.  These loans carry a 100% guarantee from the SBA and have no allowance for credit losses allocated to them based on the nature of the guarantee.

The following tables present data regarding the allowance for credit losses activity for the periods indicated:

	At or for the Three Months Ended March 31, 2021
	Real Estate Loans
	One-to-Four
	Family
	Residential,
	Including	Multifamily	Commercial
	Condominium	Residential	Real Estate
	and	and	and
	Cooperative	Residential	Commercial		Total Real		Other
(In thousands)	Apartment	Mixed-Use	Mixed-Use	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance, prior to the adoption of CECL	$644	$17,016	$9,059	$1,993	$28,712	$12,737	$12	$41,461
Impact of adopting CECL	1,048	(8,254)	4,849	381	(1,976)	(1,935)	(8)	(3,919)
Adjusted beginning balance as of January 1, 2021	1,692	8,762	13,908	2,374	26,736	10,802	4	37,542
PCD Day 1	2,220	3,292	23,124	117	28,753	23,374	157	52,284
Provision (credit) for credit losses	1,235	(1,397)	7,813	1,408	9,059	3,219	371	12,649
Charge-offs	(14)	(236)	(8)	—	(258)	(4,017)	—	(4,275)
Ending balance	$5,133	$10,421	$44,837	$3,899	$64,290	$33,378	$532	$98,200

	At or for the Three Months Ended March 31, 2020
	Real Estate Loans
	One-to Four
	Family
	Residential,
	Including	Multifamily	Commercial
	Condominium	Residential	Real Estate
	and	and	and
	Cooperative	Residential	Commercial		Total Real		Other
(In thousands)	Apartment	Mixed-Use	Mixed-Use	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance	$269	$10,142	$3,900	$1,244	$15,555	$12,870	$16	$28,441
Provision (credit) for credit losses	376	4,127	2,442	427	7,372	641	(1)	8,012
Charge-offs	—	—	(6)	—	(6)	—	—	(6)
Recoveries	—	14	—	—	14	2	—	16
Ending balance	$645	$14,283	$6,336	$1,671	$22,935	$13,513	$15	$36,463

The increase in allowance for credit losses was primarily attributable to the Day 1 allowance recognized on acquired PCD loans of $52.3 million, coupled with the provision for credit losses on loans recognized of $12.6 million for the quarter, partially offset by $4.3 million in net charge-offs and the impact of the adoption of the CECL standard of $3.9 million. The provision of $12.6 million for the quarter primarily resulted from the provision for credit losses recorded on acquired non-PCD loans which totaled $20.3 million for the quarter, partially offset by a negative $7.6 million provision on the remainder of the portfolio as a result of the improvement in forecasted macroeconomic conditions.

The following table presents the amortized cost basis of loans on non-accrual status as of the period indicated:

	March 31, 2021
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
One-to-four family residential and cooperative/condominium apartment	$-	$5,384	$134
Multifamily residential and residential mixed-use	4,844	-	-
CRE	3,552	7,043	2,786
ADC	-	104	59
C&I	-	14,523	7,881
Other	-	99	58
Total	$8,396	$27,153	$10,918

The Company did not recognize interest income on non-accrual loans during the quarter ended March 31, 2021.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method, prior to the adoption of ASC 326, as of the dates indicated:

	December 31, 2020
	Real Estate Loans
	One-to-Four
	Family
	Residential,
	Including	Multifamily	Commercial
	Condominium	Residential	Real Estate
	and	and	and
	Cooperative	Residential	Commercial		Total Real		Other
(In thousands)	Apartment	Mixed-Use	Mixed-Use	ADC	Estate	C&I	Loans	Total
Allowance for loan losses:

Individually evaluated for impairment	$—	$—	$—	$—	$—	$6,474	$—	$6,474
Collectively evaluated for impairment	644	17,016	9,059	1,993	28,712	6,263	12	34,987
Total ending allowance balance	$644	$17,016	$9,059	$1,993	$28,712	$12,737	$12	$41,461

Loans:
Individually evaluated for impairment	$—	$1,863	$2,704	$—	$4,567	$12,502	$—	$17,069
Collectively evaluated for impairment	184,989	2,756,880	1,875,463	156,296	4,973,628	629,031	2,316	5,604,975
Total ending loans balance	$184,989	$2,758,743	$1,878,167	$156,296	$4,978,195	$641,533	$2,316	$5,622,044

Impaired Loans (prior to the adoption of ASC 326)

A loan is considered impaired when, based on then current information and events, it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays or shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Bank considers TDRs and all non-accrual loans, except non-accrual one-to-four family loans in less than the FNMA Limits, to be impaired. Non-accrual one-to-four family loans equal to or less than the FNMA Limits, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment unless considered a TDR.

Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or 3) the present value of estimated future cash flows (using the loan’s pre-modification rate for certain performing TDRs). If a TDR is substantially performing in accordance with its restructured terms, management will look to either the potential net liquidation proceeds of the underlying collateral or the present value of the expected cash flows from the debt service in measuring impairment (whichever is deemed most appropriate under the circumstances). If a TDR has re-defaulted, generally the likely realizable net proceeds from either a note sale or the liquidation of the collateral is considered when measuring impairment. Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses.

The following tables summarize impaired loans with no related allowance recorded and with related allowance recorded as of the periods indicated (by collateral type within the real estate loan segment):

The following table summarizes impaired loans recorded as of the date indicated:

	December 31, 2020
	Unpaid
	Principal	Recorded	Related
(In thousands)	Balance	Investment(1)	Allowance
With no related allowance recorded:
Multifamily residential and residential mixed-use	$1,863	$1,863	$—
CRE	2,704	2,704	—
Total with no related allowance recorded	4,567	4,567	—

With an allowance recorded:
C&I	12,502	12,502	6,474
Total with an allowance recorded	12,502	12,502	6,474
Total	$17,069	$17,069	$6,474
(1)	The recorded investment excludes net deferred costs due to immateriality.

The following table presents information for impaired loans for the period indicated:

	Three Months Ended
	March 31, 2020
	Average	Interest
	Recorded	Income
(In thousands)	Investment(1)	Recognized(2)
With no related allowance recorded:
One-to-four family residential and cooperative/condominium apartment	$2,948	$—
Multifamily residential and residential mixed-use	743	6
CRE	58	1
Total with no related allowance recorded	3,749	7

With an allowance recorded:
C&I	10,082	—
Total	$13,831	$7
(1)	The recorded investment excludes net deferred costs due to immateriality.
(2)	Cash basis interest and interest income recognized on accrual basis approximate each other.

The following tables summarize the past due status of the Company’s investment in loans (excluding net deferred costs and accrued interest) as of the dates indicated:

	March 31, 2021
			Loans 90
			Days or
	30 to 59	60 to 89	More Past Due
	Days	Days	and Still	Non-	Total		Total
(In thousands)	Past Due	Past Due	Accruing Interest	accrual (1)	Past Due	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$7,027	$686	$45	$5,384	$13,142	$683,273	$696,415
Multifamily residential and residential mixed-use	3,984	8,340	2,871	4,844	20,039	3,547,168	3,567,207
CRE	4,702	3,334	2,259	10,595	20,890	3,610,397	3,631,287
ADC	—	—	—	104	104	254,066	254,170
Total real estate	15,713	12,360	5,175	20,927	54,175	8,094,904	8,149,079
C&I	13,254	410	3,652	14,523	31,839	2,300,771	2,332,610
Other	9	89	—	99	197	24,212	24,409
Total	$28,976	$12,859	$8,827	$35,549	$86,211	$10,419,887	$10,506,098
(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of March 31, 2021.

	December 31, 2020
			Loans 90
			Days or
	30 to 59	60 to 89	More Past Due
	Days	Days	and Still	Non-	Total		Total
(In thousands)	Past Due	Past Due	Accruing Interest	accrual (1)	Past Due	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$—	$—	$44	$858	$902	$184,087	$184,989
Multifamily residential and residential mixed-use	—	—	437	1,863	2,300	2,756,443	2,758,743
CRE	15,351	—	—	2,704	18,055	1,860,112	1,878,167
ADC	—	—	—	—	—	156,296	156,296
Total real estate	15,351	—	481	5,425	21,257	4,956,938	4,978,195
C&I	—	917	2,848	12,502	16,267	625,266	641,533
Other	8	1	—	1	10	2,306	2,316
Total	$15,359	$918	$3,329	$17,928	$37,534	$5,584,510	$5,622,044
(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2020.

Accruing Loans 90 Days or More Past Due:

The Company continued accruing interest on eight loans with an outstanding balance of $8.8 million at March 31, 2021, and three loans with an outstanding balance of $3.3 million at December 31, 2020, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity. These loans were well secured and/or were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Collateral Dependent Loans:

At March 31, 2021, the Company had collateral dependent loans which were individually evaluated to determine expected credit losses.

Collateral dependent CRE loans totaled $66.0 million and had a related allowance for credit losses totaling $17.4 million at March 31, 2021.  The loans were secured by real estate.

Collateral dependent multi-family residential and residential mixed-use loans totaled $12.5 million and had a related allowance for credit losses totaling $2.6 million. The loans were secured by real estate.

Collateral dependent C&I loans totaled $8.0 million and had a related allowance for credit losses totaling $4.1 million. The loans were secured by business assets.

Loan payment deferrals due to COVID-19

Consistent with regulatory guidance to work with borrowers during the unprecedented situation caused by the COVID-19 pandemic and as outlined in the CARES Act, the Company established a formal payment deferral program in April 2020 for borrowers that have been adversely affected by the pandemic.

As of March 31, 2021, the Company had 34 loans, representing outstanding loan balances of $66.7 million, that were deferring both principal and interest (“P&I” deferrals).

The table below presents the P&I deferrals as of March 31, 2021:

	March 31, 2021
	Number
	of Loans	Balance(1)	% of Portfolio
(Dollars in thousands)
One-to-four family residential and cooperative/condominium apartment	15	$15,489	2.2%
Multifamily residential and residential mixed-use	—	—	—
CRE	8	24,174	0.7
ADC	1	13,500	5.3
C&I	10	13,491	0.6
Total	34	$66,654	0.6
(1)	Amount excludes net deferred costs due to immateriality.

Pursuant to regulatory guidance, and guidance under Section 4013 of the CARES Act, a qualified loan modification, such as a payment deferral, is exempt by law from classification as a TDR as defined by GAAP, was expected to expire on December 31, 2020.  The 2021 Consolidated Appropriations Act, which was signed into law December of 2020, extended the exemption for TDR classification until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak is lifted.

Risk-ratings on COVID-19 loan deferrals are evaluated on an ongoing basis.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit structure, loan documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying them as to credit risk. This analysis includes all loans, such as multifamily residential, mixed-use residential (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but 50% or more of such income is generated from the residential units), commercial real estate, mixed-use commercial real estate (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but over 50% of such income is generated from the commercial units), ADC, C&I, as well as all one-to- four family residential and cooperative and condominium apartment loans. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Bank’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of then existing facts, conditions, and values, highly questionable and improbable. All real estate and C&I loans not classified as Special Mention, Substandard, or Doubtful were deemed pass loans at both March 31, 2021 and December 31, 2020.

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	March 31, 2021
(In thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total
One-to-four family residential, and condominium/cooperative apartment:
Pass	$30,658	$102,503	$95,992	$105,587	$101,101	$177,780	$54,179	$13,426	$681,226
Special mention	—	—	381	152	371	5,106	846	1,106	7,962
Substandard	—	—	745	46	—	5,157	—	1,279	7,227
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	30,658	102,503	97,118	105,785	101,472	188,043	55,025	15,811	696,415

Multifamily residential and residential mixed-use:
Pass	95,876	365,073	518,902	215,459	464,424	1,672,655	9,698	11	3,342,098
Special mention	—	—	1,005	—	17,169	17,057	—	—	35,231
Substandard	—	—	34,421	27,280	32,564	95,117	496	—	189,878
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	95,876	365,073	554,328	242,739	514,157	1,784,829	10,194	11	3,567,207

CRE:
Pass	184,029	867,480	604,893	396,946	404,571	978,940	50,050	26,440	3,513,349
Special mention	—	4,256	2,673	9,031	13,536	11,578	—	—	41,074
Substandard	—	589	3,400	13,235	22,060	37,567	—	10	76,861
Doubtful	—	—	—	—	—	—	—	3	3
Total CRE	184,029	872,325	610,966	419,212	440,167	1,028,085	50,050	26,453	3,631,287

ADC:
Pass	8,105	39,106	23,599	10,520	5,615	1,355	121,537	29,651	239,488
Special mention	—	—	—	1,077	—	—	—	13,500	14,577
Substandard	—	—	—	—	—	105	—	—	105
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	8,105	39,106	23,599	11,597	5,615	1,460	121,537	43,151	254,170

C&I:
Pass	560,948	991,821	71,898	44,089	47,108	38,787	461,029	42,082	2,257,762
Special mention	—	2,345	1,270	5,553	765	559	22,566	3,078	36,136
Substandard	—	49	839	1,417	3,228	1,314	4,118	15,190	26,155
Doubtful	—	—	210	—	11,929	190	—	228	12,557
Total C&I	560,948	994,215	74,217	51,059	63,030	40,850	487,713	60,578	2,332,610

Total Loans	$879,616	$2,373,222	$1,360,228	$830,392	$1,124,441	$3,043,267	$724,519	$146,004	$10,481,689

	December 31, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential and condominium/cooperative apartment	$183,293	$—	$1,696	$—	$184,989
Multifamily residential and residential mixed-use	2,523,258	56,400	179,085	—	2,758,743
CRE	1,831,712	13,861	32,594	—	1,878,167
ADC	142,796	13,500	—	—	156,296
Total real estate	4,681,059	83,761	213,375	—	4,978,195
C&I	613,691	2,131	13,315	12,396	641,533
Total Real Estate and C&I	$5,294,750	$85,892	$226,690	$12,396	$5,619,728

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

(In thousands)	March 31, 2021	December 31, 2020
Performing	$24,310	$2,315
Non-accrual	99	1
Total	$24,409	$2,316

9.LEASES

As a result of the Merger, the Company acquired $45.6 million of operating lease assets and $45.3 million of operating lease liabilities on the Merger Date.

The Company recognizes operating lease assets and corresponding lease liabilities related to its office facilities and retail branches. The operating lease assets represent the Company’s right to use an underlying asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments over the lease term.

The operating lease asset and lease liability are determined at the commencement date of the lease based on the present value of the lease payments. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date.

The Company made a policy election to exclude the recognition requirements of ASU 2016-02 to short-term leases, those leases with original terms of 12 months or less. Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. The Company does not lease properties from any related parties.

Maturities of the Company’s operating lease liabilities at March 31, 2021 are as follows:

Rent to be
(In thousands)	Capitalized
2021	$10,570
2022	11,367
2023	9,665
2024	9,530
2025	9,141
Thereafter	26,289
Total undiscounted lease payments	76,562
Less amounts representing interest	5,313
Lease liability	$71,249

Other information related to operating leases was as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Operating lease cost	$3,158	$1,603
Cash paid for amounts included in the measurement of operating lease liabilities	3,050	1,811

The weighted average remaining lease term at March 31, 2021 and March 31, 2020 was 7.2 years and 7.9 years. The weighted average discount rate at March 31, 2021 and March 31, 2020 was 1.87% and 3.25% respectively.

10.DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s loan portfolio.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. The Company engages in both cash flow hedges and freestanding derivatives.

Cash Flow Hedges

Cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The Company uses these types of derivatives to hedge the variable cash flows associated with existing or forecasted issuances of short-term borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $117 thousand will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty-four months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

During the three-month period ended March 31, 2021, the Company terminated 34 derivatives with notional values totaling $785.0 million, resulting in a termination value of $16.5 million which was recognized in loss on termination of derivatives in non-interest income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of the periods indicated.

	March 31, 2021				December 31, 2020
		Notional	Fair Value	Fair Value		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Interest rate swaps related to FHLBNY advances	4	$150,000	$3,944	$—	—	$—	$—	$—
Interest rate swaps related to FHLBNY advances	—	$—	$—	$—	32	$655,000	$—	$(18,442)

The table below presents the effect of the cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) as of March 31, 2021 and 2020.

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Gain recognized in other comprehensive income	$21,453	$(20,581)
Gain reclassified from other comprehensive income into interest expense	854	204

All cash flow hedges are recorded gross on the balance sheet.

The cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Bank to post cash collateral if the derivative exposure exceeds a threshold amount. As of March 31, 2021, the bank did not post collateral to the third-party counterparties.

Freestanding Derivatives

The Company maintains an interest-rate risk protection program for its loan portfolio in order to offer loan level derivatives with certain borrowers and to generate loan level derivative income. The Company enters into interest rate swap or interest rate floor agreements with borrowers. These interest rate derivatives are designed such that the borrower synthetically attains a fixed-rate loan, while the Company receives floating rate loan payments. The Company offsets the loan level interest rate swap exposure by entering into an offsetting interest rate swap or interest rate floor with an unaffiliated and reputable bank counterparties. These interest rate derivatives do not qualify as designated hedges, under ASU 815; therefore, each interest rate derivative is accounted for as a freestanding derivative. The notional amounts of the interest rate derivatives do not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate derivative agreements. The following table reflects freestanding derivatives included in the Consolidated Statements of Financial Condition as of the period indicated:

	March 31, 2021
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	109	$689,408	$28,104	$—
Loan level interest rate swaps with borrower	72	543,095	—	(16,468)
Loan level interest rate floors with borrower	46	406,923	—	(5,294)
Loan level interest rate swaps with third-party counterparties	109	689,408	—	(28,104)
Loan level interest rate swaps with third-party counterparties	72	543,095	16,468	—
Loan level interest rate floors with third-party counterparties	46	406,923	5,294	—

	December 31, 2020
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	65	$570,277	$24,764	$—
Loan level interest rate floors with borrower	41	364,643	—	(5,832)
Loan level interest rate swaps with third-party counterparties	65	570,277	—	(24,764)
Loan level interest rate floors with third-party counterparties	41	364,643	5,832	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Loan level derivative income	$1,792	$1,163

The interest rate swap product with the borrower is cross collateralized with the underlying loan and therefore there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of March 31, 2021, posted collateral was $10.8 million.

Credit Risk Related Contingent Features

The Company’s agreements with each of its derivative counterparties state that if the Company defaults on any of its indebtedness, it could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty.

The Company’s agreements with certain of its derivative counterparties state that if the Bank fails to maintain its status as a well-capitalized institution, the Bank could be required to terminate its derivative positions with the counterparty.

As of March 31, 2021, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.1 million for those related to loan level derivatives. If the Company had breached any of the above provisions at March 31, 2021, it could have been required to settle its obligations under the agreements at the termination value with the respective counterparty. There were no provisions breached for the three-month period ended March 31, 2021.

11.FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1 Inputs – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs – Significant other observable inputs such as any of the following: (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates), or (4) inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level 3 Inputs – Significant unobservable inputs for the asset or liability. Significant unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Significant unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities

The Company’s marketable equity securities and available-for-sale securities are reported at fair value, which were determined utilizing prices obtained from independent parties. The valuations obtained are based upon market data, and often utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (obtained only from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable. Prioritization of inputs may vary on any given day based on market conditions.

All MBS, CMO, treasury securities and agency notes available-for-sale are guaranteed either implicitly or explicitly by GSEs as of March 31, 2021 and December 31, 2020. In accordance with the Company’s investment policy, corporate securities are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. Obtaining market values as of March 31, 2021 and December 31, 2020 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

Derivatives

Derivatives represent interest rate swaps and estimated fair values are based on valuation models using observable market data as of the measurement date.

The following tables present financial assets liabilities measured at fair value on a recurring basis as of the dates indicated, segmented by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements
		at March 31, 2021 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets
Securities available-for-sale:
Agency Notes	$69,570	$—	$69,570	$—
Treasury Securities	92,272	—	92,272	—
Corporate Securities	98,733	—	98,733	—
Pass-through MBS issued by GSEs	323,707	—	323,707	—
Agency CMOs	522,822	—	522,822	—
State and municipal obligations	45,389	—	45,389	—
Derivative – cash flow hedges	3,944	—	3,944	—
Derivative – freestanding derivatives, net	41,816	—	41,816	—
Financial Liabilities
Derivative – cash flow hedges	—	—	—	—
Derivative – freestanding derivatives, net	41,816	—	41,816	—

		Fair Value Measurements
		at December 31, 2020 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets
Marketable equity securities (Registered Mutual Funds)
Domestic equity mutual funds	$1,769	$1,769	$—	$—
International equity mutual funds	468	468	—	—
Fixed income mutual funds	3,733	3,733	—	—
Securities available-for-sale:
Agency Notes	47,421	—	47,421	—
Corporate Securities	64,461	—	64,461	—
Pass-through MBS issued by GSEs	143,483	—	143,483	—
Agency CMOs	283,496	—	283,496	—
Derivative – cash flow hedges	—	—	—	—
Derivative – freestanding derivatives	30,596	—	30,596	—
Financial Liabilities
Derivative – cash flow hedges	18,442	—	18,442	—
Derivative – freestanding derivatives	30,596	—	30,596	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances. Financial assets measured at fair value on a nonrecurring basis include certain individually evaluated loans (or impaired loans prior to the adoption of ASC 326) reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. There were no impaired loans carried at fair value at March 31, 2021 and December 31, 2020.

Financial Instruments Not Measured at Fair Value

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 24 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K.

The following tables present the carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or nonrecurring is as follows for the dates indicated, segmented by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements
		at March 31, 2021 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets
Cash and due from banks	$676,723	$676,723	$—	$—	$676,723
Loans, net	10,407,898	—	—	10,489,350	10,489,350
Accrued interest receivable	51,100	—	3,602	47,498	51,100
Financial Liabilities
Savings, money market and checking accounts	9,270,496	9,270,496	—	—	9,270,496
Certificates of Deposits ("CDs")	1,540,316	—	1,545,436	—	1,545,436
FHLBNY Advances	533,865	—	534,049	—	534,049
Subordinated debt, net	197,234	—	198,297	—	198,297
Other borrowings	126,763	126,763	—	—	126,763
Accrued interest payable	2,024	—	2,024	—	2,024

		Fair Value Measurements
		at December 31, 2020 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets
Cash and due from banks	$243,603	$243,603	$—	$—	$243,603
Loans, net	5,580,583	—	—	5,598,787	5,598,787
Accrued interest receivable	34,815	2	1,584	33,229	34,815
Financial Liabilities
Savings, money market and checking accounts	3,212,495	3,212,495	—	—	3,212,495
CDs	1,322,638	—	1,328,554	—	1,328,554
FHLBNY Advances	1,204,010	—	1,207,890	—	1,207,890
Subordinated debt, net	114,052	—	114,340	—	114,340
Other borrowings	120,000	120,000	—	—	120,000
Accrued interest payable	1,734	—	1,734	—	1,734

12.OTHER INTANGIBLE ASSETS

As a result of the Merger, the Company recorded $10.2 million of core deposit intangible assets and a $780 thousand non-compete agreement intangible asset on the Merger Date.

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable and arose from the Merger.

	Core Deposit	Non-complete
(In thousands)	Intangibles	Agreement	Total
Gross carrying value	$10,204	$780	$10,984
Accumulated amortization	(357)	-	(357)
Net carrying amount	$9,847	$780	$10,627

Amortization expense recognized on intangible assets was $357 thousand for the three months ended March 31, 2021. There was no amortization expense recognized on intangible assets for the three months ended March 31, 2020.

Estimated amortization expense for the remainder of 2021 through 2025 and thereafter is as follows:

(In thousands)	Total
2021	$2,265
2022	1,878
2023	1,425
2024	1,163
2025	958
Thereafter	2,938
Total	$10,627

13.FEDERAL HOME LOAN BANK ADVANCES

The following tables present the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years. There are no FHLB advances with contractual maturities after 2022.

	March 31, 2021
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$175,000	0.32%

2021	308,865	0.35
2022	50,000	0.37
Total FHLB advances	$533,865	0.34%

	December 31, 2020
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2021	1,144,010	0.52
2022	60,000	0.60
Total FHLB advances	$1,204,010	0.53%

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $3.8 billion and $2.2 billion of residential and commercial mortgage loans under a blanket lien arrangement at March 31, 2021 and December 31, 2020, respectively. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to a total of $3.9 billion at March 31, 2021.

As part of the Merger, $216.3 million of FHLB advances were acquired on the Merger Date. During the three-month period ended March 31, 2021, the Company extinguished $130.2 million of FHLBNY advances that had a weighted average rate of 1.91%. The prepayment penalty expense was recognized as a $1.6 million loss on extinguishment of debt in the first quarter of 2021. There were no prepayments of FHLBNY advances during the three months ended March 31, 2020.

14.SUBORDINATED DEBENTURES

In connection with the Merger, the Company assumed $115.0 million in aggregate principal amount of the 4.50% Fixed-to-Floating Rate Subordinated Debentures due 2027 of Legacy Dime on the Merger Date. During the year ended December 31, 2017, the Legacy Dime issued $115.0 million of fixed-to-floating rate subordinated notes due June 2027, which become callable commencing on June 15, 2022. The notes will mature on June 15, 2027 (the “Maturity Date”). From and including June 13, 2017 until but excluding June 15, 2022, interest will be paid semi-annually in arrears on each June 15 and December 15 at a fixed annual interest rate equal to 4.50%. From and including June 15, 2022 to, but excluding, the Maturity Date or earlier redemption date, the interest rate shall reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 266 basis points, payable quarterly in arrears. Debt issuance cost directly associated with subordinated debt offering was capitalized and netted with subordinated notes payable on the Consolidated Statements of Financial Condition.

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

The subordinated debentures totaled $197.2 million at March 31, 2021 and $114.1 million at December 31, 2020. Interest expense related to the subordinated debt was $1.9 million and $1.3 million during the quarters ended March 31, 2021 and 2020, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

15.RETIREMENT AND POSTRETIREMENT PLANS

As of March 31, 2021, the Company maintains one Legacy Dime employee benefit plan, the Retirement Plan of Dime Community Bank (the "Employee Retirement Plan").

The Company also maintains the two Bridge employee benefit plans that existed before the Merger: (i) the BNB Bank 401(k) Plan (the “401(k) Plan”) and (ii) the BNB Bank Pension Plan.

The Dime Community Bank KSOP Plan (“Dime KSOP Plan”) was terminated by resolution of the Board of Directors.  The effective date of the plan termination was January 31, 2021, the day immediately prior to the closing of the Merger. As such, all plan assets will be liquidated and transferred into the 401(k) Plan prior to July 31, 2021. The 401(k) Plan is available to all former Dime employees that continue to be employed following the Merger Date, that meet eligibility requirements, and provides tax deferred salary deductions and alternative investment options. Under the provisions of the 401(k) plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. While the Company does not allow for the investment of plan contributions in the Company’s common stock, former Dime employees that continue to be employed following the Merger Date may rollover and hold shares in-kind held in the Dime KSOP Plan to the 401(k) plan and hold the shares in the 401(k) plan. The 401(k) plan also includes a discretionary profit-sharing component.

The following table represents the components of net periodic benefit credits included in other non-interest expense, except for service cost which is reported in salaries and employee benefits expense, in the Consolidated Statements of Income for the Employee Retirement Plan and the BNB Bank Pension Plan. Net expenses associated with these plans were comprised of the following components:

	BNB Bank	Employee Retirement
	Pension Plan	Plan

	Three Months Ended March 31,
(In thousands)	2021	2020
Service cost	$148	$—
Interest cost	249	183
Expected return on assets	(984)	(428)
Amortization of unrealized loss	206	229
Net periodic benefit credit	$(381)	$(16)

There was no contribution to the BNB Bank Pension Plan for the three months ended March 31, 2021.

In connection with the Merger, the Outside Director Retirement Plan and the BMP were terminated resulting in lump sum payments to the participants in the amounts of $2.8 million for the Outside Director Retirement Plan and $6.2 million for the BMP. The total expense recognized as a curtailment loss in the three months ended March 31, 2021 was $1.5 million.

During the three months ended March 31, 2021, the Company made gross lump-sum distributions totaling $11.6 million. These distributions were satisfied by 88,081 shares of Common Stock with a market value of $2.4 million, held by the previous ESOP component of the BMP, of which 41,101 shares were returned to Treasury Stock to cover income tax liabilities, and cash of $9.2 million. As a result of the distribution, a non-cash tax benefit of $301 thousand was recognized as a discrete item in income tax expense in accordance to ASU 2016-09 for the difference between the market value and the cost basis of the Common Stock held by the BMP.

16.STOCK-BASED COMPENSATION

Before the Merger, Bridge and Legacy Dime granted share-based awards under their respective share-based compensation plans, including the Bridge Bancorp, Inc. 2019 Equity Incentive plan (the “2019 Equity Incentive  Plan”) and the Dime Community Bancshares, Inc. 2020 Equity and Incentive Plan (the “Legacy Dime 2020 Equity Plan") (collectively, the "Stock Plans"), which are both subject to the accounting requirements of ASC 718.  At March 31, 2021, there were 681,098 shares reserved for issuance under the Legacy Dime 2020 Equity Plan and there were 197,889 shares reserved for issuance under the 2019 Equity Incentive Plan.

In anticipation of the Merger, Legacy Dime accelerated and vested all unvested and outstanding share-based awards such that there were no outstanding RSA, PSA or ISAs as of December 31, 2020. In connection with the Merger, all outstanding stock options granted under Legacy Dime’s equity plans, were legally assumed by the combined company and adjusted so that its holder is entitled to receive a number of shares of Dime’s common stock equal to the product of (a) the number of shares of Legacy Dime common stock subject to such award multiplied by (b) the Exchange Ratio and (c) rounded, as applicable, to the nearest whole share, and otherwise subject to the same terms and conditions (including, without limitation, with respect to vesting conditions (taking into account any vesting that occurred at the Merger Date)).

In connection with the Merger, all outstanding stock options, performance-based restricted stock units and time-vesting restricted stock units of Bridge, which we refer to as the Bridge equity awards, which were outstanding immediately before the Merger Date continue to be awards in respect of Dime common stock following the Merger, subject to the same terms and conditions that were applicable to such awards before the Merger Date.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the period then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average Exercise	Contractual	Intrinsic
	Options	Price	Years	Value
Options outstanding at January 1, 2021	28,842	$15.05
Options outstanding at January 1, 2021 as adjusted for conversion	18,685	23.23
Options acquired (1)	180,020	35.39
Options exercised	15,928	23.37
Options outstanding at March 31, 2021	182,777	$35.19	8.0	$—
Options vested and exercisable at March 31, 2021	182,777	$35.19	8.0	$—
(1)	Options acquired in the Merger expire one year from the date of the Effective Date of the Merger.

Information related to stock options during each period is as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Cash received for option exercise cost	$372	$—
Income tax benefit recognized on stock option exercises	—	—
Intrinsic value of options exercised	66	—

Restricted Stock Awards

The Company has made restricted stock award grants to outside Directors and certain officers under the Stock Plans. Typically, awards to outside Directors fully vest on the first anniversary of the grant date, while awards to officers may vest in equal annual installments over a three or four-year period or at the end of the pre-determined requisite period. All awards were made at the fair value of Common Stock on the grant date. Compensation expense on all restricted stock awards is based upon the fair value of the shares on the respective dates of the grant.

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2021	—	$—
Shares acquired	89,043	31.00
Shares granted	431,114	25.54
Shares vested	(89,043)	31.00
Shares forfeited	(1,050)	25.98
Unvested allocated shares at March 31, 2021	430,064	$25.54

Information related to RSAs during each period is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Compensation expense recognized	$836	$461
Income tax benefit recognized on vesting of RSA	—	4
Weighted average remaining years for which compensation expense is to be recognized	3.0	2.4

As of March 31, 2021, there was $10.0 million of total unrecognized compensation cost related to unvested restricted stock awards.

Performance Based Equity Awards

Legacy Dime maintained the LTIP, a long term incentive award program for certain officers, which meets the criteria for equity-based accounting. For each award, threshold (50% of target), target (100% of target) and stretch (150% of target) opportunities are eligible to be earned over a three-year performance period based on the Company’s relative performance on certain goals that were established at the onset of the performance period and cannot be altered subsequently. Shares of Common Stock are issued on the grant date and held as unvested stock awards until the end of the performance period. Shares are issued at the stretch opportunity in order to ensure that an adequate number of shares are allocated for shares expected to vest at the end of the performance period.

At December 31, 2020, the Company modified certain performance based share awards to accelerate the vesting of all outstanding awards in connection with the Merger. There were no outstanding LTIP share awards at December 31, 2020. Total compensation expense of $155 thousand was recognized during the three-month period ended March 31, 2020.

Sales Incentive Awards

Legacy Dime maintained the SIP, a sales incentive award program for certain officers, which meets the criteria for equity-based accounting. For each quarter an individual can earn their shares based on their sales performance in that quarter. The shares then vest one year from the quarter in which they are earned. Shares of Common Stock are issued on the grant date and held as unvested stock awards until the end of the performance period. They are issued at the maximum opportunity in order to ensure that an adequate number of shares are allocated for shares expected to vest at the end of the performance period.

At December 31, 2020, the Company modified certain performance based share awards to accelerate the vesting of all outstanding awards in connection with the Merger. There were no outstanding SIP share awards at December 31, 2020. Total compensation expense of $55 thousand was recognized during the three-month period ended March 31, 2020.

17.INCOME TAXES

During the three months ended March 31, 2021 and 2020, the Company’s consolidated effective tax rates were 25.2% and 21.6%, respectively. There were no significant unusual income tax items during the three-month periods ended March 31, 2021 or 2020. The higher tax rate for the three months ended March 31, 2021 was primarily the result of non-deductible merger expenses and salary expenses during the period.

18.MERGER RELATED EXPENSES

Merger-related expenses were recorded in the Consolidated Statements of Income as a component of non-interest expense and include costs relating to the Company’s merger with Bridge, as described above. These charges represent one-time costs associated with merger activities and do not represent ongoing costs of the fully integrated combined organization. Accounting guidance requires that merger-related transactional and restructuring costs incurred by the Company be charged to expense as incurred. Costs associated with employee severance and other merger-related compensation expense incurred in connection with the merger with Bridge totaled $12.1 million for the quarter ended March 31, 2021, and were recorded in merger expenses and transaction costs expense on the consolidated statements of income. Merger expenses and transaction costs (inclusive of costs to terminate leases) in connection with the Merger with Bridge, totaled $922 thousand and $24.9 million, respectively, for the quarter ended March 31, 2021, and were recorded in merger expenses and transaction costs in the Consolidated Statements of Income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Who We Are and How We Generate Income

Dime Community Bancshares, Inc., a New York corporation previously known as “Bridge Bancorp, Inc.,” is a bank holding company formed in 1988. On a parent-only basis, the Holding Company has had minimal results of operations. The Holding Company is dependent on dividends from its wholly-owned subsidiary, Dime Community Bank, which was previously known as “BNB Bank,” its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non-interest income, such as fee income on deposit accounts and merchant credit and debit card processing programs, loan swap fees, investment services, income from its title insurance subsidiary, and net gains on sales of securities and loans. The level of non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from the Bank’s title insurance subsidiary, and income tax expense, further affects our net income. We believe the Merger created the opportunity for the resulting company to leverage complementary and diversified revenue streams and to potentially have superior future earnings and prospects compared to our current earnings and prospects on a stand-alone basis. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity.

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

See “Note 2. “Merger” of the Notes to the Consolidated Financial Statements for further information.

Recent Developments Relating to the COVID-19 Pandemic

The disruption to the economy and financial markets brought on by the COVID-19 pandemic will continue to have an impact on the Company’s operations and financial results. As banking was designated by New York State as an essential business, the Company remains committed to being a source of capital to businesses in its footprint. Our retail branch office locations remain open to conduct business. The locations are following the Centers for Disease Control and Prevention guidance on safe practices and social distancing, including social distancing signs and floor markings to guide employees and customers. All employees and customers must wear masks and floor traffic is limited to three customers in a branch. The Bank also offers mobile and digital banking platforms.

The Company also prioritizes the well-being of employees. The Company has deployed its Business Continuity Plans and shifted to a remote working environment during the "New York State on PAUSE" executive order, which began on March 22, 2020.  All non-branch staff have the ability to use remote desktop software to re-create their desktop environment in order to work from home.  The Company has not furloughed any of its employees.

The Company continues to follow the guidance of New York State in the reopening phases, with phase four which began for New York City on July 20, 2020. As the COVID-19 vaccine is becoming more readily available, the Company continues to assess its own internal “return to office” strategy. Guidelines have been established for those employees that are working from a corporate office location. Many of the Bank’s back office personnel are still working remotely.

Business Continuity Plan

When "New York State on PAUSE" was initiated, the Company had already invoked its Board-approved Business Continuity Plan (“BCP”), that was updated earlier in the year, to address specific risks and operational concerns related to the COVID-19 pandemic. The BCP includes a remote working environment for many of the Company’s back office personnel, strategic branch closures for locations that do not have plexiglass barriers, and other considerations. No material operational or internal control challenges or risks have been identified to date. The Company does not currently anticipate significant challenges to its ability to maintain its systems.

Lending operations and accommodations to borrowers

The Company’s business, financial condition and results of operations generally rely upon the ability of the Bank’s borrowers to repay their loans, the value of collateral underlying the Bank’s secured loans, and demand for loans and other products and services the Bank offers, which are highly dependent on the business environment in the Bank’s primary markets where it operates.

Consistent with regulatory guidance to work with borrowers during the unprecedented situation caused by the COVID-19 pandemic and as outlined in the CARES Act, the Company established a formal payment deferral program in April 2020 for borrowers that have been adversely affected by the pandemic. As of March 31, 2021, the Company had 34 loans, representing outstanding loan balances of $66.7 million, that were deferring both principal and interest.  In accordance with Section 4013 of the CARES Act, issued in March 2020, these deferrals are not considered troubled debt restructurings. Risk-ratings on COVID-19 loan deferrals are evaluated as part of the deferral request approval process. The loans will be subject to the Bank’s normal credit monitoring. The collectability of accrued interest will be evaluated on a periodic basis.

The Bank is closely monitoring the developments and uncertainties regarding the pandemic, including various segments of our loan portfolio that may be disproportionately impacted by the pandemic. The Company does not have any exposure to the energy industry, airline industry, leveraged lending, or auto loans. The Company does not have any hotel loans that are in full P&I deferral.

With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company participated in assisting its customers with applications for resources through the program.  Dime's PPP loans generally have a two-year or five-year term and earn interest at 1%.  The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of March 31, 2021, the Company had PPP loans totaling $1.4 billion, net of deferred fees. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through additional provision expense charged to earnings.

We continue to monitor unfunded commitments through the pandemic, including commercial and home equity lines of credit, for evidence of increased credit exposure as borrowers utilize these lines for liquidity purposes.

Selected Financial Highlights and Other Data

(Dollars in Thousands Except Per Share Amounts)

	At or For the
	Three Months Ended
	March 31,
	2021	2020
Per Share Data:
Reported EPS (Diluted)	$(0.66)	$0.37
Cash dividends paid per common share	0.24	0.22
Book value per common share	25.43	26.12
Dividend Payout Ratio	(36.36)%	58.39%
Performance and Other Selected Ratios:
Return on average assets	(0.79)%	0.54%
Return on average equity	(8.20)	5.35
Net interest spread	2.98	2.46
Net interest margin	3.14	2.72
Average interest-earning assets to average interest-bearing liabilities	144.13	120.93
Non-interest expense to average assets	3.11	1.68
Efficiency Ratio	117.5	58.2
Loan-to-Deposit ratio at end of period	97.2	120.8
Effective tax rate	25.22	21.63
Asset Quality Summary:
Non-performing loans (1)	$35,549	$18,157
Non-performing assets	35,549	18,157
Net charge-offs (recoveries)	4,275	(10)
Non-performing assets/Total assets	0.27%	0.29%
Non-performing loans/Total loans	0.34	0.35
Allowance for credit loss/Total loans	0.93	0.70
Allowance for credit loss/Non-performing loans	276.24	200.82
(1)	Non-performing loans are defined as all loans on non-accrual status.

Critical Accounting Policies

The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses (including reserves for loan commitments), are its most critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company’s consolidated results of operations or financial condition.

Allowance for Credit Losses. The Bank’s methods and assumptions utilized to periodically determine its allowance for credit losses are summarized in Note 3 to the Company’s condensed consolidated financial statements.

Liquidity and Capital Resources

The Board of Directors of the Bank has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy. The Bank’s Asset Liability Committee (“ALCO”) is responsible for general oversight and strategic implementation of the policy and management of the appropriate departments are designated responsibility for implementing any strategies established by ALCO. On a daily basis, appropriate senior management receives a current cash position report and one-week forecast to ensure that all short-term obligations are timely satisfied and that adequate liquidity exists to fund future activities. Reports detailing the Bank’s liquidity reserves  are presented to appropriate senior management on a monthly basis, and the Board of Directors at each of its meetings. In addition, a twelve-month liquidity forecast is presented to ALCO in order to assess potential future liquidity concerns. A forecast of cash flow data for the upcoming 12 months is presented to the Board of Directors on an annual basis.

The Bank’s primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments and advances from the FHLBNY. The Bank may also sell or securitize selected multifamily residential, mixed-use or one-to-four family residential real estate loans to private sector secondary market purchasers, and has in the past sold such loans to FNMA and FHLMC. The Company may additionally issue debt or equity under appropriate circumstances. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on real estate loans and MBS are influenced by interest rates, economic conditions and competition.

The Bank is a member of AFX, through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily.

The Bank gathers deposits in direct competition with commercial banks, savings banks and brokerage firms, many among the largest in the nation. It must additionally compete for deposit monies against the stock and bond markets, especially during periods of strong performance in those arenas. The Bank’s deposit flows are affected primarily by the pricing and marketing of its deposit products compared to its competitors, as well as the market performance of depositor investment alternatives such as the U.S. bond or equity markets. To the extent that the Bank is responsive to general market increases or declines in interest rates, its deposit flows should not be materially impacted. However, favorable performance of the equity or bond markets could adversely impact the Bank’s deposit flows.

Total deposits increased $6.36 billion during the three months ended March 31, 2021, compared to a decrease of $42.8 million for the three months ended March 31, 2020. Within deposits, core deposits (i.e., non-CDs) increased $6.15 billion during the three months ended March 31, 2020 and decreased $111.4 million during the three months ended March 31, 2020. CDs decreased $217.7 million during the three months ended March 31, 2021 compared to an increase of $68.6 million during the three months ended March 31, 2020. The increase in deposits during the current period was primarily due to the acquisition of deposits in the merger.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY or borrowing capacity through AFX and lines of credit with unaffiliated correspondent banks. At March 31, 2021, the Bank had an additional unused borrowing capacity of $2.3 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank decreased its outstanding FHLBNY advances by $670.1 million during the three months ended March 31, 2021, compared to a $25.1 million increase during the three months ended March 31, 2020. See Note 13. Federal Home Loan Bank Advances for further information.

During the three months ended March 31, 2021 and 2020, real estate loan originations totaled $349.1 million and $166.8 million, respectively. During the three months ended March 31, 2021 and 2020, C&I loan originations totaled $612.1 million (including $573.3 million of PPP loans) and $51.9 million, respectively.

Sales of available-for-sale securities totaled $133.8 million and $4.2 million during the three-month periods ended March 31, 2021 and 2020, respectively. Purchases of available-for-sale securities totaled $979.2 million and $33.2 million during the three-month periods ended March 31, 2021 and 2020, respectively. Proceeds from pay downs and calls and maturities of available-for-sale securities were $214.0 million and $32.3 million for the three-month periods ended March 31, 2021 and 2020, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At March 31, 2021, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well capitalized" for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at March 31, 2021
			Basel III
		Consolidated	Minimum	To Be Categorized as
	Bank	Company	Requirement	“Well Capitalized” (1)
Tier 1 common equity ratio	11.9%	9.7%	4.5%	6.5%
Tier 1 risk-based based capital ratio	11.9	10.9	6.0	8.0
Total risk-based based capital ratio	13.0	14.0	8.0	10.0
Tier 1 leverage ratio	10.5	9.6	4.0	5.0
(1)	Only the Bank is subject to these requirements.

In accordance with the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, will be eligible to opt into a “Community Bank Leverage Ratio” framework. The leverage ratio was temporarily lowered to 8% by the Federal Reserve Board in March 2020, gradually increasing back to 9% by 2022. The framework is available for use by election in the Bank’s Call Report. Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the “well capitalized” ratio requirements under the Prompt Corrective Action statutes. The agencies reserved the authority to disallow the use of the Community Bank Leverage Ratio by a financial institution or holding company based on the risk profile of the organization. As of March 31, 2021, the Bank has not opted into the Community Bank Leverage Ratio framework.

Legacy Dime repurchased 825,992 shares of its common stock during the three months ended March 31, 2020. The Holding Company did not repurchase any shares of its common stock during the three months ended March 31, 2021.  As of March 31, 2021, up to 797,870 shares remained available for purchase under the authorized share repurchase programs. See "Part II - Item 2. Other Information - Unregistered Sales of Equity Securities and Use of Proceeds" for additional information about repurchases of common stock.

The Holding Company paid $1.8 million in cash dividends on preferred stock during the three months ended March 31, 2021, and none during the three months ended March 31, 2020. The Holding Company paid $4.9 million in cash dividends on common stock during the three months ended March 31, 2020.

Contractual Obligations

The Bank is obligated to make rental payments under leases on certain of its branches and equipment. In addition, the Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances, or overnight or short-term borrowings, as well as customer and brokered CDs with fixed contractual interest rates.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards. Since these loan commitments may expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.

Asset Quality

General

The Bank does not originate or purchase loans, either whole loans or loans underlying mortgage-backed securities (“MBS”), which would have been considered subprime loans at origination, i.e., real estate loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history. See Note 6 to the Company’s Unaudited Condensed Consolidated Financial Statements for a discussion of evaluation for impaired securities.

COVID-19 Related Loan Deferrals

Consistent with regulatory guidance to work with borrowers during the unprecedented situation caused by the COVID-19 pandemic and as outlined in the CARES Act, the Company established a formal payment deferral program in April 2020 for borrowers that have been adversely affected by the pandemic.

As of March 31, 2021, the Company had 34 loans, representing outstanding loan balances of $66.7 million, that were deferring both principal and interest (“P&I” deferrals).

The table below presents the loans with P&I deferrals as of March 31, 2021:

	March 31, 2021
	Number
(Dollars in thousands)	of Loans	Balance (1)
One-to-four family residential and cooperative/condominium apartment	15	$15,489
Multifamily residential and residential mixed-use	—	—
CRE	8	24,174
ADC	1	13,500
C&I	10	13,491
Total	34	$66,654
(1)	Amount excludes net deferred costs due to immateriality.

Pursuant to regulatory guidance, and guidance under Section 4013 of the CARES Act, a qualified loan modification, such as a payment deferral, is exempt by law from classification as a TDR as defined by GAAP, was expected to expire on December 31, 2020.  The 2021 Consolidated Appropriations Act, which was signed into law December of 2020, extended the exemption for TDR classification until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak is lifted.

Risk-ratings on COVID-19 loan deferrals are evaluated on an ongoing basis.

While interest is expected to still accrue to income during the deferral period, should deterioration in the financial condition of the borrowers that would not support the ultimate repayment of interest emerge, interest income accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted.

Monitoring and Collection of Delinquent Loans

Management of the Bank reviews delinquent loans on a monthly basis and reports to its Board of Directors at each regularly scheduled Board meeting regarding the status of all non-performing and otherwise delinquent loans in the Bank’s portfolio.

The Bank’s loan servicing policies and procedures require that an automated late notice be sent to a delinquent borrower as soon as possible after a payment is ten days late in the case of multifamily residential, commercial real estate loans, and C&I loans, or fifteen days late in connection with one-to-four family or consumer loans. Thereafter, periodic letters are mailed and phone calls placed to the borrower until payment is received. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain the full payment due or negotiate a repayment schedule with the borrower to avoid foreclosure.

Accrual of interest is generally discontinued on a loan that meets any of the following three criteria: (i) full payment of principal or interest is not expected; (ii) principal or interest has been in default for a period of 90 days or more (unless the loan is both deemed to be well secured and in the process of collection); or (iii) an election has otherwise been made to maintain the loan on a cash basis due to deterioration in the financial condition of the borrower. Such non-accrual determination practices are applied consistently to all loans regardless of their internal classification or designation. Upon entering non-accrual status, the Bank reverses all outstanding accrued interest receivable.

The Bank generally initiates foreclosure proceedings on real estate loans when a loan enters non-accrual status based upon non-payment, unless the borrower is paying in accordance with an agreed upon modified payment agreement. The Bank obtains an updated appraisal upon the commencement of legal action to calculate a potential collateral shortfall and to reserve appropriately for the potential loss. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to Other Real Estate Owned (“OREO”) status. The Bank generally attempts to utilize all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances. In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

The C&I portfolio is actively managed by the Bank’s lenders and underwriters. All credit facilities at a minimum require an annual review of the exposure and typically terms of the loan require annual and interim financial reporting and have financial covenants to indicate expected performance levels. Guarantors are also required to, at a minimum, annually update their financial reporting. All exposures are risk rated and those entering adverse ratings due to financial performance concerns of the borrower or material delinquency of any payments or financial reporting are subjected to added management scrutiny. Measures taken typically include amendments to the amount of the available credit facility, requirements for increased collateral, a request for a capital infusion, additional guarantor support or a material enhancement to the frequency and quality of financial reporting. Loans determined to reach adverse risk rating standards are subject to quarterly updating to Credit Administration and executive management. When warranted, loans reaching a Substandard rating could be reassigned to the Workout Group for direct handling.

Non-accrual Loans

Within the Bank’s held-for-investment loan portfolio, non-accrual loans totaled $35.5 million at March 31, 2021, and $17.9 million at December 31, 2020. During the three months ended March 31, 2021, loans totaling $17.7 million were placed on non-accrual status, including $11.9 million in non-accrual PCD loans. There were no sales or payoffs of non-accrual loans during the three months ended March 31, 2021.

The following is a reconciliation of non-accrual loans as of the dates indicated:

	March 31,	December 31,	March 31,
	2021	2020	2020

	(Dollars in thousands)
Non-accrual loans (1):
One-to-four family residential, including condominium and cooperative apartment	$5,384	$858	$6,685
Multifamily residential and residential mixed-use real estate	4,844	1,863	1,332
CRE	10,595	2,704	56
ADC	104	—	—
C&I	14,523	12,502	10,082
Other	99	1	2
Total non-accrual loans	$35,549	$17,928	$18,157
Ratios:
Total non-accrual loans to total loans	0.34%	0.32%	0.35%
Total non-performing assets to total assets(2)	0.27	0.26	0.29
(1)	There were no TDRs for the periods indicated.
(2)	Non-performing assets includes non-accrual loans.

OREO

Property acquired by the Bank, or a subsidiary, as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO. Upon entering OREO status, the Bank obtains a current appraisal on the property and reassesses the likely realizable value (a/k/a fair value) of the property quarterly thereafter. OREO is carried at the lower of the fair value or book balance, with any write downs recognized through a provision recorded in non-interest expense. Only the appraised value, or either a contractual or formal marketed value that falls below the appraised value, is used when determining the likely realizable value of OREO at each reporting period. The Bank typically seeks to dispose of OREO properties in a timely manner. As a result, OREO properties have generally not warranted subsequent independent appraisals.

The Bank had no OREO properties at March 31, 2021 or December 31, 2020. The Bank did not recognize any provisions for losses on OREO properties during the three months ended March 31, 2021 or 2020.

Other Potential Problem Loans

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on eight loans with an aggregate outstanding balance of $8.8 million at March 31, 2021, and three loans with an aggregate outstanding balance of $3.3 million at December 31, 2020, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity. These loans were well secured and/or were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Loans Delinquent 30 to 89 Days

The Bank had loans totaling $41.8 million that were delinquent between 30 and 89 days at March 31, 2021 and $16.3 million at December 31, 2020. The increase in 30 to 89 day delinquencies was primarily attributable to acquired loans totaling $18.3 million. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Reserve for Loan Commitments

The Bank maintains a reserve associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $4.6 million at March 31, 2021 and $25 thousand at December 31, 2020. This reserve is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this reserve are recognized in provision for credit losses. The adoption of the CECL standard resulted in a $1.4 million increase in the reserve. An additional $3.1 million increase in the reserve was recorded as a provision for credit losses primarily attributable to acquired loan commitments.

Allowance for Credit Losses

On January 1, 2021, the Company adopted ASU No. 2016-13 "Financial Instruments – Credit Losses (Topic 326)". ASU 2016-13 was effective for the Company as of January 1, 2020.  Under Section 4014 of the CARES Act, financial institutions required to adopt ASU 2016-13 as of January 1, 2020 were provided an option to delay the adoption of the CECL framework. The Company elected to defer adoption of CECL until January 1, 2021. This standard requires that the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts. This standard requires financial institutions and other organizations to use forward-looking information to better inform their credit loss estimates.

The adoption of the CECL standard resulted in an initial decrease of $3.9 million to the allowance for credit losses and an increase of $1.4 million to the reserve for unfunded commitments. The after-tax cumulative-effect adjustment of $1.7 million was recorded in retained earnings as of January 1, 2021.

A provision of $15.8 million and $8.0 million were recorded during the three month periods ended March 31, 2021 and 2020, respectively. The $15.8 million credit loss provision for the first quarter of 2021 was primarily associated with the provision for credit losses recorded on acquired non-PCD loans which totaled $20.3 million for the first quarter of 2021 and a provision for unfunded commitments which totaled $3.1 million for the first quarter of 2021. The provision on the remainder of the portfolio for the first quarter of 2021 was negative $7.6 million primarily as a result of improvement in forecasted macroeconomic conditions. During the three-months ended March 31, 2020, the credit loss provision was driven mainly by an increase in the general allowance for credit losses due to the adjustment of qualitative factors to account for the effects of the COVID-19 pandemic and related economic disruption.

For a further discussion of the allowance for loan losses and related activity during the three-month periods ended March 31, 2021 and 2020, and as of December 31, 2020, please see Note 8 to the condensed consolidated financial statements.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Assets. Assets totaled $13.02 billion at March 31, 2021, $6.24 billion above their level at December 31, 2020, primarily due to an increase in the loan portfolio of $4.83 billion, an increase in securities of $607.7 million, an increase in BOLI of $95.4 million, an increase in derivative assets of $26.8 million, an increase in accrued interest receivable of $16.3 million, and an increase in other assets of $47.9 million, offset by a decrease in FHLBNY capital stock of $15.6 million.  These changes were mainly due to the acquisition of assets due to the Merger.

Total loans increased $4.83 billion during the three months ended March 31, 2021. During the period, the Bank had originations of $909.7 million. Additionally, the allowance for credit losses increased by $56.7 million which was due to the acquisition (credit mark on PCD loans plus provision on non-PCD), offset by CECL adoption and improvements in forecasted macroeconomic conditions during the three months ended March 31, 2021.

The $26.8 million increase in derivative assets was primarily the result of the Merger. The Company had 111 loan swaps that were acquired.  The $16.3 million increase in accrued interest receivables was primarily due to the acquired loan portfolio as part of the Merger.

Liabilities. Total liabilities increased $5.77 billion during the three months ended March 31, 2021, primarily due to an increase of $6.29 billion in deposits, an increase of $83.2 million in subordinated debt, an increase of $31.4 million in lease liability for operating leases, and an increase of $4.4 million in derivative liabilities. These changes were mainly due to the assumption of liabilities due to the Merger. FHLBNY advances and other borrowings declined by $670.1 million, as the Company used excess liquidity on the balance sheet to paydown borrowings.

The Company terminated 28 interest rates swaps related to FHLBNY advances totaling $505.0 million during the quarter with a termination fee of $16.0 million.  The remaining four interest rate swaps are in an asset position as of the end of the quarter.

Stockholders’ Equity. Stockholders’ equity increased $471.7 million during the three months ended March 31, 2021, due to share issuances associated with the Merger of $491.2 million and income from other comprehensive income of $6.5 million, offset by net loss in the period of $21.0 million, common stock dividends of $5.2 million and preferred stock dividends of $1.8 million.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

General. Net loss was $22.9 million during the three months ended March 31, 2021, lower than net income of $8.4 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, net interest income increased by $37.3 million, non-interest income decreased by $11.6 million, non-interest expense increased by $56.8 million, income tax expense decreased by $9.4 million and the loan loss provision increased by $7.8 million, compared to the three months ended March 31, 2020. Please see "Provision for Credit Losses" for a discussion of the increase in the credit loss provision for the period ended March 31, 2021.

Net Interest Income. The discussion of net interest income for the three months ended March 31, 2021 and 2020 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended March 31,
	2021			2020
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$7,039,881	$66,144	3.81%	$4,954,391	$50,117	4.05%
Commercial and industrial loans	730,850	9,835	5.46	327,653	4,045	4.94
SBA PPP loans	1,020,910	5,049	2.01	—	—	—
Other loans	17,509	354	8.20	1,443	15	4.16
Mortgage-backed securities	665,190	3,080	1.88	486,722	3,305	2.72
Investment securities	199,918	1,300	2.64	47,060	421	3.58
Other short-term investments	383,340	993	1.05	132,094	1,002	3.03
Total interest-earning assets	10,057,598	86,755	3.50%	5,949,363	58,905	3.96%
Non-interest earning assets	609,021			258,586
Total assets	$10,666,619			$6,207,949

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking	$662,273	$351	0.21%	$159,027	$87	0.22%
Money market	2,893,723	1,987	0.28	1,580,779	3,586	0.91
Savings	863,409	207	0.10	383,769	367	0.38
Certificates of deposit	1,522,017	2,753	0.73	1,586,549	7,886	2.00
Total interest-bearing deposits	5,941,422	5,298	0.36	3,710,124	11,926	1.29
FHLBNY Advances	853,162	1,711	0.81	1,085,553	5,085	1.88
Subordinated debt, net	168,607	1,902	4.57	113,918	1,330	4.70
Other short-term borrowings	15,021	3	0.08	9,890	40	1.63
Total borrowings	1,036,790	3,616	1.41	1,209,361	6,455	2.15
Total interest-bearing liabilities	6,978,212	8,914	0.52%	4,919,485	18,381	1.50%
Non-interest-bearing checking	2,494,630			467,468
Other non-interest-bearing liabilities	164,859			193,652
Total liabilities	9,637,701			5,580,605
Stockholders' equity	1,028,918			627,344
Total liabilities and stockholders' equity	$10,666,619			$6,207,949
Net interest income		$77,841			$40,524
Net interest spread			2.98%			2.46%
Net interest-earning assets	$3,079,386			$1,029,878
Net interest margin			3.14%			2.72%
Ratio of interest-earning assets to interest-bearing liabilities			144.13%			120.93%
Deposits (including non-interest-bearing checking accounts)	$8,436,052	$5,298	0.25%	$4,177,592	$11,926	1.14%

Rate/Volume Analysis

	Three Months Ended March 31, 2021
	Compared to Three Months Ended March 31, 2020
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$20,048	$(4,021)	$16,027
Commercial and industrial loans	5,256	534	5,790
SBA PPP loans	2,514	2,535	5,049
Other loans	246	93	339
Mortgage-backed securities	1,005	(1,230)	(225)
Investment securities	1,179	(300)	879
Other short-term investments	1,274	(1,283)	(9)
Total interest-earning assets	$31,522	$(3,672)	$27,850
Interest-bearing liabilities:
Interest-bearing checking	$272	$(8)	$264
Money market	1,928	(3,527)	(1,599)
Savings	283	(443)	(160)
Certificates of deposit	(222)	(4,911)	(5,133)
FHLBNY Advances	(788)	(2,586)	(3,374)
Subordinated debt, net	624	(52)	572
Other short-term borrowings	11	(48)	(37)
Total interest-bearing liabilities	$2,108	$(11,575)	$(9,467)
Net change in net interest income	$29,414	$7,903	$37,317

Net interest income was $77.8 million during the three months ended March 31, 2021, an increase of $37.3 million from the three months ended March 31, 2020. Average interest-earning assets were $10.06 billion for the three months ended March 31, 2021, an increase of $4.11 billion from $5.95 billion for the three months ended March 31, 2020. Net interest margin (“NIM”) was 3.14% during the three months ended March 31, 2021, up from 2.72% during the three months ended March 31, 2020.

Interest Income. Interest income was $86.8 million during the three months ended March 31, 2021, an increase of $27.9 million from the three months ended March 31, 2020, primarily reflecting increases in interest income of $16.0 million on real estate loans, $5.8 million on C&I loans, $5.0 million on SBA PPP loans, $0.3 million on other loans, $0.9 million on investment securities, partially offset by decreases of $0.2 million in mortgaged-backed securities and other short term investments. The increased interest income on real estate loans was related to an increase of $2.09 billion in the average balance of such loans in the period, offset by a 24-basis point decrease in the yield. The increased interest income on C&I loans was due to an increase of $407.5 million in the average balance of such loans during the period.

Interest Expense. Interest expense decreased $9.5 million, to $8.9 million, during the three months ended March 31, 2021, from $18.4 million during the three months ended March 31, 2020. The decreased interest expense was mainly attributable to a reduction in interest rates offered on CDs as well as a decrease in average balances of $64.5 million in CD products, and a decrease in average balances of $232.4 million in FHLBNY advances.

Provision for Credit Losses. The Company recognized a provision for credit losses of $15.8 million during the three months ended March 31, 2021, compared to a provision of $8.0 million for the three months ended March 31, 2020. The $15.8 million credit loss provision for the first quarter of 2021 was primarily associated with the provision for credit losses recorded on acquired non-PCD loans which totaled $20.3 million for the first quarter of 2021 and a provision for unfunded commitments which totaled $3.1 million for the first quarter of 2021. The provision on the remainder of the portfolio for the first quarter of 2021 was negative $7.6 million primarily as a result of improvement in forecasted macroeconomic conditions.

Non-Interest Income. Non-interest loss was $7.4 million during the three months ended March 31, 2021, compared to non-interest income of $4.2 million during the three months ended March 31, 2020, primarily due to loss on termination of derivatives of $16.5 million, offset by an increase of service charges and other fees of $1.7 million, an increase of $0.6 million of loan level derivative income, and an increase of $0.6 million in gains on sale of loans for the three months ended March 31, 2021.

Non-Interest Expense. Non-interest expense was $82.8 million during the three months ended March 31, 2021, an increase of $56.8 million from $26.0 million during the three months ended March 31, 2020,  primarily the result of merger expenses of $25.8 million during the quarter, an increase in salaries and employee benefit expense of $9.1 million, and an increase in severance of $12.0 million.

Non-interest expense was 1.61% and 1.68% of average assets during the three-month periods ended March 31, 2021 and 2020, respectively.

Income Tax Expense. Income tax benefit was $7.1 million during the three months ended March 31, 2021, compared to tax expense of $2.3 million during the three months ended March 31, 2020. The Company’s consolidated tax rate was 25.2% during the three months ended March 31, 2021, compared to 21.6% during the three months ended March 31, 2020. The higher tax rate for the three months ended March 31, 2021 was primarily the result of non-deductible merger expenses and salary expenses during the period.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2020 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2021. The following is an update of the discussion provided therein.

General. The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. the three months ended March 31, 2021, the Company conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Interest Rate Risk Exposure Analysis

Economic Value of Equity ("EVE") Analysis. In accordance with agency regulatory guidelines, the Company simulates the impact of interest rate volatility upon EVE using several interest rate scenarios. EVE is the difference between the present value of the expected future cash flows of the Company’s assets and liabilities and the value of any off-balance sheet items, such as derivatives, if applicable.

Traditionally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. Increases in interest rates thus result in decreases in the fair value of interest-earning assets, which could adversely affect the Company’s consolidated results of operations in the event they were to be sold, or, in the case of interest-earning assets classified as available-for-sale, reduce the Company’s consolidated stockholders’ equity, if retained. The changes in the value of assets and liabilities due to fluctuations in interest rates measure the interest rate sensitivity of those assets and liabilities.

In order to measure the Company’s sensitivity to changes in interest rates, EVE is calculated under market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under various other interest rate scenarios ("Rate Shock Scenarios") representing immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed in the Pre-Shock Scenario. An increase in the EVE is considered favorable, while a decline is considered unfavorable. The changes in EVE between the Pre-Shock Scenario and various Rate Shock Scenarios due to fluctuations in interest rates reflect the interest rate sensitivity of the Company’s assets, liabilities, and off-balance sheet items that are included in the EVE. Management reports the EVE results to the Board of Directors on a quarterly basis. The report compares the Company’s estimated Pre-Shock Scenario EVE to the estimated EVE calculated under the various Rate Shock Scenarios.

The Company’s valuation model makes various estimates regarding cash flows from principal repayments on loans and deposit decay rates at each level of interest rate change. The Company’s estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio, as well as the interest rate composition of the existing portfolio, especially in relation to the existing interest rate environment. In addition, the Company considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows. Regarding deposit decay rates, the Company tracks and analyzes the decay rate of its deposits over time, with the assistance of a reputable third party, and over various interest rate scenarios. Such results are utilized in determining estimates of deposit decay rates in the valuation model. The Company also generates a series of spot discount rates that are integral to the valuation of the projected monthly cash flows of its assets and liabilities. The valuation model employs discount rates that it considers representative of prevailing market rates of interest with appropriate adjustments it believes are suited to the heterogeneous characteristics of the Company’s various asset and liability portfolios. No matter the care and precision with which the estimates are derived, actual cash flows could differ significantly from the Company’s estimates resulting in significantly different EVE calculations.

The analysis that follows presents, as of March 31, 2021 and December 31, 2020, the estimated EVE at both the Pre-Shock Scenario and the +100 Basis Point Rate Shock Scenario.

	March 31, 2021			December 31, 2020
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 100 Basis Points	$1,157,079	$120,381	11.61%	$597,398	$3,971	0.67%
Pre-Shock Scenario	1,036,698	—	—	593,427	—	—

The Company’s Pre-Shock Scenario EVE increased from $593.4 million at December 31, 2020 to $1.04 billion at March 31, 2021. The primary factor contributing to the significant increase in EVE at March 31, 2021, was the completion of the Merger in the first quarter.

The Company’s EVE in the +100 Basis Point Rate Shock Scenario increased from $597.4 million at December 31, 2020 to $1.16 billion at March 31, 2021.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income over the 12-month period beginning March 31, 2021 assuming gradual changes in interest rates for the given rate scenarios:

Percentage Change in
Gradual Change in Interest rates of:	Net Interest Income
+ 200 Basis Points	2.16%
+ 100 Basis Points	0.90%

Item 4.Controls and Procedures

Management of the Company, with the participation of its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2021, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company was not involved in any actions or proceedings that were likely to have a material adverse impact on its financial condition and results of operations as of March 31, 2021.

Item 1A.Risk Factors

There have been no changes to the risks disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.

(c)

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Programs (1) (2)
January 2021	33,416	$25.41	—	797,780
February 2021	40,606	27.68	—	797,780
March 2021	—	—	—	797,780
(1)	In February 2019, the Company announced the adoption of a new stock repurchase plan for up to 1,000,000 shares, replacing the previous plan. There is no expiration date for the stock repurchase plan. No shares were purchased under the repurchase program during the three months ended March 31, 2021. There are 797,780 shares remaining to be purchased in the plan.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

None.

Item 6.Exhibits

2.1

Agreement and Plan of Merger, dated July 1, 2020, by and between Bridge Bancorp, Inc. and Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on July 2, 2020 (File No. 001-34096))

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 2, 2021 (File No. 001-34096)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021 (File No. 001-34096))
4.1

Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Dime Community Bancshares, Inc.’s Current Report on Form 8-K, filed on June 13, 2017 (File No. 000-27782))

4.2

First Supplemental Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee, including the form of 4.50% fixed-to-floating rate subordinated debentures due 2027 (incorporated by reference to Exhibit 4.2 to Dime Community Bancshares, Inc.’s Current Report on Form 8-K, filed on June 13, 2017 (File No. 000-27782))

4.3

Second Supplemental Indenture, dated as of February 1, 2021, by and between the Registrant and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021 (File No. 001-34096))

10.1	Settlement and Release Agreement with Howard Nolan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021 (File No. 001-34096))
10.2	Non-Competition and Consulting Agreement with Howard Nolan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021 (File No. 001-34096))
10.3

Form of Employment Agreement entered into with Kevin M. O’ Connor, Stuart H. Lubow, Avinash Reddy, John McCaffery and Conrad J. Gunther (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.4

Form of Retention and Award Agreement entered into with Kevin M. O’ Connor, Stuart H. Lubow, Avinash Reddy, John M. McCaffery, Kevin L. Santacroce, Conrad J. Gunther and James J. Manseau (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.5

Form of Defense of Tax Position Agreement entered into with Kevin M. O’ Connor, Kenneth J. Mahon, Stuart H. Lubow, Avinash Reddy, John McCaffery and Conrad J. Gunther (incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.6

Executive Chairman and Separation Agreement entered into with Kenneth J. Mahon (incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.7

Amendment to Employment Agreement entered into with Kevin L. Santacroce (incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101

The following financial statements from Dime Community Bancshares, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2021, filed on May 10, 2021, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2021 and 2020, (iv) Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2021 and 2020, (v) Consolidated

Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020, and (vi) the Condensed Notes to Consolidated Financial Statements.
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

Dime Community Bancshares, Inc.

Dated: May 10, 2021	By:	/s/ KEVIN M. O’CONNOR
Kevin M. O’Connor
Chief Executive Officer

Dated: May 10, 2021	By:	/s/ AVINASH REDDY
Avinash Reddy
Senior Executive Vice President and Chief Financial Officer