Form 10-Q
period 2021-06-30
Dime Community Bancshares, Inc. /NY/
filed 2021-08-09
CIK 846617

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at July 31, 2021
$0.01 Par Value	40,971,292

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

Item 1.   Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands except share amounts)

	June 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$1,184,183	$243,603
Mortgage-backed securities available-for-sale, at fair value	863,239	426,979
Investment securities available-for-sale, at fair value	398,549	111,882
Marketable equity securities, at fair value	—	5,970
Loans held for sale	29,335	5,903
Loans held for investment, net:
Real estate	8,179,487	4,978,195
Commercial and industrial ("C&I") loans	1,343,869	641,533
Other loans	23,275	2,316
Allowance for credit losses	(92,760)	(41,461)
Total loans held for investment, net	9,453,871	5,580,583
Premises and fixed assets, net	51,127	19,053
Premises held for sale	2,799	—
Restricted stock	22,449	60,707
Bank Owned Life Insurance ("BOLI")	293,113	156,096
Goodwill	155,339	55,638
Other intangible assets	9,792	—
Operating lease assets	69,189	33,898
Derivative assets	45,439	18,932
Accrued interest receivable	47,209	34,815
Other assets	78,052	27,551
Total assets	$12,703,685	$6,781,610

Liabilities
Interest-bearing deposits	$7,377,121	$3,744,371
Non-interest-bearing deposits	3,689,072	780,751
Total deposits	11,066,193	4,525,122
Federal Home Loan Bank of New York ("FHLBNY") advances	25,000	1,204,010
Other short-term borrowings	1,841	120,000
Subordinated debt, net	197,188	114,052
Operating lease liabilities	72,170	39,874
Derivative liabilities	42,892	37,374
Other liabilities	94,125	40,082
Total liabilities	11,499,409	6,080,514

Commitments and contingencies

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at June 30, 2021 and December 31, 2020)	116,569	116,569
Common stock ($0.01 par 80,000,000 shares authorized, 41,589,687 shares and 34,813,302 shares issued at June 30, 2021 and December 31, 2020, respectively, and 41,159,568 shares and 21,232,984 shares outstanding at June 30, 2021 and December 31, 2020, respectively)	416	348
Additional paid-in capital	492,848	278,295
Retained earnings	613,791	600,641
Accumulated other comprehensive gain (loss), net of deferred taxes	4,576	(5,924)
Unearned equity awards	(8,529)	—
Common stock held by the Benefit Maintenance Plan ("BMP")	—	(1,496)
Treasury stock, at cost (430,119 shares and 13,580,318 shares at June 30, 2021 and December 31, 2020, respectively)	(15,395)	(287,337)
Total stockholders' equity	1,204,276	701,096
Total liabilities and stockholders' equity	$12,703,685	$6,781,610

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Loans	$94,288	$54,142	$175,670	$108,319
Securities	5,126	3,646	9,506	7,372
Other short-term investments	987	846	1,980	1,848
Total interest income	100,401	58,634	187,156	117,539
Interest expense:
Deposits and escrow	4,803	9,700	10,101	21,626
Borrowed funds	2,344	5,378	5,960	11,833
Total interest expense	7,147	15,078	16,061	33,459
Net interest income	93,254	43,556	171,095	84,080
(Credit) provision for credit losses	(4,248)	6,060	11,531	14,072
Net interest income after (credit) provision for credit losses	97,502	37,496	159,564	70,008
Non-interest income:
Service charges and other fees	3,876	1,083	6,796	2,286
Title fees	688	—	1,121	—
Loan level derivative income	559	2,494	2,351	3,657
BOLI income	1,593	911	2,932	2,798
Gain on sale of SBA loans	21,670	—	21,834	164
Gain on sale of residential loans	506	206	1,229	357
Net gain (loss) on equity securities	—	436	131	(36)
Net gain on sale of securities and other assets	20	3,134	730	3,142
Loss on termination of derivatives	—	—	(16,505)	—
Other	632	122	1,542	254
Total non-interest income	29,544	8,386	22,161	12,622
Non-interest expense:
Salaries and employee benefits	27,598	15,197	52,417	30,714
Severance	1,875	3,930	1,875	4,000
Occupancy and equipment	8,122	3,959	15,099	8,015
Data processing costs	5,031	2,007	8,559	4,031
Marketing	788	218	1,648	795
Professional services	2,538	264	4,403	1,778
Federal deposit insurance premiums	934	529	1,873	1,006
Loss from extinguishment of debt	157	—	1,751	—
Curtailment loss	—	—	1,543	—
Merger expenses and transaction costs	1,836	1,072	39,778	1,658
Branch restructuring costs	1,659	—	1,659	—
Amortization of other intangible assets	835	—	1,192	—
Other	3,509	2,170	5,890	3,389
Total non-interest expense	54,882	29,346	137,687	55,386
Income before income taxes	72,164	16,536	44,038	27,244
Income tax expense	20,886	3,570	13,794	5,886
Net income	51,278	12,966	30,244	21,358
Preferred stock dividends	1,822	1,140	3,643	1,140
Net income available to common stockholders	$49,456	$11,826	$26,601	$20,218
Earnings per common share:
Basic	$1.19	$0.55	$0.70	$0.92
Diluted	$1.19	$0.55	$0.70	$0.91

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$51,278	$12,966	$30,244	$21,358
Other comprehensive income (loss):
Change in unrealized holding gain or loss on securities available-for-sale:
Change in net unrealized gain or loss during the period	8,966	3,793	(6,568)	14,053
Reclassification adjustment for net gains included in net gain on securities and other assets	(20)	(3,134)	(1,207)	(3,142)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(438)	95	(860)	190
Reclassification adjustment for curtailment loss	—	—	1,543	—
Change in the net actuarial gain or loss	644	176	1,529	352
Change in unrealized gain or loss on derivatives:
Change in net unrealized gain or loss during the period	(1,406)	(4,617)	3,542	(25,198)
Reclassification adjustment for loss included in loss on termination of derivatives	—	—	16,505	—
Reclassification adjustment for expense included in interest expense	10	1,156	864	1,360
Other comprehensive income (loss) before income taxes	7,756	(2,531)	15,348	(12,385)
Deferred tax expense (benefit)	3,711	(760)	4,848	(3,922)
Total other comprehensive income (loss), net of tax	4,045	(1,771)	10,500	(8,463)
Total comprehensive income	$55,323	$11,195	$40,744	$12,895

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Six Month Period Ended June 30, 2021
						Accumulated
						Other
						Comprehensive		Common
	Number of			Additional		Loss,	Unearned	Stock	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Held by	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	BMP	at cost	Equity
Beginning balance as of January 1, 2021	21,232,984	$116,569	$348	$278,295	$600,641	$(5,924)	$—	$(1,496)	$(287,337)	$701,096
Cumulative change in accounting principle (Note 3)	—	—	—	—	1,686	—	—	—	—	1,686
Adjusted beginning balance on January 1, 2021	21,232,984	116,569	348	278,295	602,327	(5,924)	—	(1,496)	(287,337)	702,782
Net loss	—	—	—	—	(21,034)	—	—	—	—	(21,034)
Other comprehensive income, net of tax	—	—	—	—	—	6,455	—	—	—	6,455
Reverse merger with Bridge Bancorp Inc.	19,992,284	—	65	206,641	—	—	(2,603)	—	287,107	491,210
Exercise of stock options	15,928	—	—	292	—	—	—	—	80	372
Release of shares, net of forfeitures	335,959	—	3	8,562	—	—	(8,340)	—	(33)	192
Stock-based compensation	—	—	—	—	—	—	836	—	—	836
Shares received to satisfy distribution of retirement benefits	(41,101)	—	—	(1,359)	—	—	—	1,496	(1,130)	(993)
Cash dividends declared and paid to preferred stockholders	—	—	—	—	(1,821)	—	—	—	—	(1,821)
Cash dividends declared and paid to common stockholders	—	—	—	—	(5,175)	—	—	—	—	(5,175)
Ending balance as of March 31, 2021	41,536,054	116,569	416	492,431	574,297	531	(10,107)	—	(1,313)	1,172,824

Net income	—	—	—	—	51,278	—	—	—	—	51,278
Other comprehensive income, net of tax	—	—	—	—	—	4,045	—	—	—	4,045
Exercise of stock options	1,174	—	—	(7)	—	—	—	—	31	24
Release of shares, net of forfeitures	49,803	—	—	424	—	—	64	—	(141)	347
Stock-based compensation	—	—	—	—	—	—	1,514	—	—	1,514
Shares received related to tax withholding	(3,342)	—	—	—	—	—	—	—	(147)	(147)
Cash dividends declared and paid to preferred stockholders	—	—	—	—	(1,822)	—	—	—	—	(1,822)
Cash dividends declared and paid to common stockholders	—	—	—	—	(9,962)	—	—	—	—	(9,962)
Repurchase of shares of Common Stock	(424,121)	—	—	—	—	—	—	—	(13,825)	(13,825)
Ending balance as of June 30, 2021	41,159,568	$116,569	$416	$492,848	$613,791	$4,576	$(8,529)	$—	$(15,395)	$1,204,276

	Six Month Period Ended June 30, 2020
						Accumulated
						Other
						Comprehensive		Common
	Number of			Additional		Loss,	Unearned	Stock	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Held by	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	BMP	at cost	Equity
Beginning balance as of January 1, 2020	22,780,208	$—	$348	$279,511	$581,817	$(5,940)	$(6,731)	$(1,496)	$(250,751)	$596,758
Net income	—	—	—	—	8,392	—	—	—	—	8,392
Other comprehensive loss, net of tax	—	—	—	—	—	(6,692)	—	—	—	(6,692)
Release of shares, net of forfeitures	59	—	—	5	—	—	(7)	—	2	—
Stock-based compensation	—	—	—	—	—	—	671	—	—	671
Proceeds from Preferred Stock issuance, net	—	72,224	—	—	—	—	—	—	—	72,224
Shares received related to tax withholding	(3,025)	—	—	—	—	—	—	—	(79)	(79)
Cash dividends declared and paid to common stockholders, net	—	—	—	—	(4,915)	—	—	—	—	(4,915)
Repurchase of shares of Common Stock	(825,992)	—	—	—	—	—	—	—	(20,711)	(20,711)
Ending balance as of March 31, 2020	21,951,250	72,224	348	279,516	585,294	(12,632)	(6,067)	(1,496)	(271,539)	645,648
Net income	—	—	—	—	12,966	—	—	—	—	12,966
Other comprehensive loss, net of tax	—	—	—	—	—	(1,771)	—	—	—	(1,771)
Exercise of stock options, net	1,973	—	—	38	—	—	—	—	—	38
Release of shares, net of forfeitures	127,582	—	—	(784)	—	—	(1,960)	—	2,772	28
Stock-based compensation	—	—	—	—	—	—	478	—	—	478
Proceeds from Preferred Stock issuance, net	—	44,345	—	—	—	—	—	—	—	44,345
Shares received related to tax withholding	(6,912)	—	—	—	—	—	—	—	(169)	(169)
Cash dividends declared and paid to preferred stockholders	—	—	—	—	(1,140)	—	—	—	—	(1,140)
Cash dividends declared and paid to common stockholders	—	—	—	—	(4,623)	—	—	—	—	(4,623)
Repurchase of shares of Common Stock	(631,841)	—	—	—	—	—	—	—	(14,257)	(14,257)
Ending balance as of June 30, 2020	21,442,051	$116,569	$348	$278,770	$592,497	$(14,403)	$(7,549)	$(1,496)	$(283,193)	$681,543

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,244	$21,358
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sales of securities available-for-sale and other assets	(730)	(3,142)
Net (gain) loss on equity securities	(131)	36
Net gain on sale of loans held for sale	(23,063)	(521)
Loss on termination of derivatives	16,505	—
Net depreciation, amortization and accretion	2,009	2,489
Stock-based compensation	2,350	1,149
Provision for credit losses	11,531	14,072
Originations of loans held for sale	(26,198)	(12,308)
Proceeds from sale of loans originated for sale	42,679	14,024
Increase in cash surrender value of BOLI	(2,932)	(1,664)
Gain from death benefits from BOLI	—	(1,134)
Deferred income tax benefit	(12,704)	(4,263)
Decrease (increase) in other assets	107,810	(12,946)
(Decrease) increase in other liabilities	(89,649)	6,431
Net cash provided by operating activities	57,721	23,581
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	138,077	62,797
Proceeds from sales of marketable equity securities	—	273
Purchases of securities available-for-sale	(508,315)	(107,342)
Acquisition of marketable equity securities	6,101	(122)
Proceeds from calls and principal repayments of securities available-for-sale	290,439	67,250
Purchase of BOLI	(40,000)	(40,000)
Proceeds received from cash surrender value of BOLI	—	1,452
Loans purchased	—	(18,892)
Proceeds from the sale of portfolio loans transferred to held for sale	667,629	7,074
Net increase in loans	(24,351)	(94,706)
Purchases of fixed assets, net	(643)	(1,297)
Redemptions of FHLBNY capital stock, net	61,620	3,714
Net cash received in business combination	715,988	—
Net cash provided by (used in) investing activities	1,306,545	(119,799)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	1,125,900	166,952
Repayments of FHLBNY advances, long-term	(190,150)	(159,900)
Repayments of FHLBNY advances, short-term, net	(2,663,865)	(4,430,620)
Proceeds from FHLBNY advances, short-term	1,435,000	4,443,120
Proceeds from FHLBNY advances, long-term	25,000	72,450
Repayments of other short-term borrowings, net	(118,159)	(105,000)
Proceeds from preferred stock issuance, net	—	116,569
Proceeds from exercise of stock options	396	38
Release of stock for benefit plan awards	539	28
Payments related to tax withholding for equity awards	(147)	(248)
BMP ESOP shares received to satisfy distribution of retirement benefits	(993)	—
Treasury shares repurchased	(13,825)	(34,968)
Cash dividends paid to preferred stockholders	(3,643)	(1,140)
Cash dividends paid to common stockholders	(19,739)	(9,538)
Net cash (used in) provided by financing activities	(423,686)	57,743
Increase (decrease) in cash and cash equivalents	940,580	(38,475)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	243,603	155,488
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,184,183	$117,013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,655	$8,055
Cash paid for interest	17,302	36,068
Loans transferred to held for sale	674,350	9,583
Transfer of cash surrender value for BOLI to other assets	—	1,567
Premises held for investment transferred to held for sale	2,799	—
Premises held for sale transferred to investment	—	(514)
Operating lease assets in exchange for operating lease liabilities	4,048	1,524
Cumulative change due to CECL adoption	1,686	—
Net non-cash liabilities assumed in Merger (See Note 2)	324,479	—

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

The Company’s results of operations for 2021 include the results of operations of Bridge on and after the Merger Date. Results for periods before the Merger Date reflect only those of Legacy Dime and do not include the results of operations of Bridge. The number of shares issued and outstanding, earnings per share, additional paid-in capital, dividends paid and all references to share quantities of the Company have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of Legacy Dime common stock in the Merger. The assets and liabilities of Bridge as of the Merger Date have been recorded at their estimated fair value and added to those of Legacy Dime. See Note 2. Merger for further information.

As of June 30, 2021, we operate 67 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, and the Bronx. In June 2021, the Company announced its plans to combine five branch locations into other existing branches, occurring in the fourth quarter of 2021.

The Company is a bank holding company engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank, which was known as BNB Bank prior to the Merger. The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations include Dime Community Inc., a real estate investment trust subsidiary which was formerly known as Bridgehampton Community, Inc., as an operating subsidiary. Our bank operations also include Bridge Abstract LLC (“Bridge Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. In connection with the Merger, on February 1, 2021, the Holding Company acquired Dime Community Bank and its wholly-owned subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Legacy Dime’s Annual Report on Form 10-K for the year ended December 31, 2019, which remain significantly unchanged and have been followed similarly as in prior periods except for the allowance for credit losses policy, resulting from the adoption of Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” and certain policies added as a result of the Merger.

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

In December 2020, the 2021 Consolidated Appropriations Act was signed into law to provide additional relief.  Additional relief packages were being considered in 2021 as well.

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

At the Effective Time, each outstanding share of Legacy Dime’s Series A preferred stock, par value $0.01 was converted into one share of a newly created series of the Company’s preferred stock having the same powers, preferences and rights as the Dime Preferred Stock.

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

The following table provides the purchase price allocation as of the Merger Date and the Bridge assets acquired and liabilities assumed at their estimated fair value as of the Merger Date as recorded by Dime Community Bancshares. We recorded the estimate of fair value based on initial valuations available at the Merger Date and these estimates are considered preliminary and subject to adjustment for up to one year after the Merger Date. While we believe that the information available on the Merger Date provided a reasonable basis for estimating fair value, we are currently within the measurement period and our estimates of fair value are provisional. We expect that we may obtain additional information and evidence during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the Merger Date or the date we are able to determine that we have obtained all necessary information about the facts and circumstances that existed as of Merger Date. Subsequent adjustments to fair value, if necessary, will be reflected in our future filings.

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

As a result of the Merger, we recorded $99.7 million of goodwill. The goodwill recorded is not deductible for income tax purposes.

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

(In thousands)
PCD loans:
Unpaid principal balance	$295,306
Non-credit discount at acquisition	(9,050)
Unpaid principal balance, net	286,256

Allowance for credit losses at acquisition	(52,284)
Fair value at acquisition	233,972

Non-PCD loans:
Unpaid principal balance	4,289,236
Premium at acquisition	8,432
Fair value at acquisition	4,297,668

Total fair value at acquisition	$4,531,640

Supplemental disclosures of cash flow information related to investing and financing activities regarding the Merger are as follows for the six months ended June 30, 2021:

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

Pro Forma Combined Results of Operations

The following pro forma financial information presents the consolidated results of operations of Legacy Dime and Bridge as if the Merger occurred as of January 1, 2020 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of discounts (premiums) associated with the fair value adjustments of acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and other debt, and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2020. Merger related expenses incurred by the Company during the three and six months ended June 30, 2021 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had Legacy Dime merged with Bridge at the beginning of 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands except per share amounts)	2021	2020	2021	2020
Net interest income	$90,771	$86,126	$181,183	$165,637
Non-interest income	29,544	10,638	23,512	20,091
Net income	53,000	23,755	52,804	42,044
Net income available to common shareholders	50,620	22,351	48,690	40,378
Earnings per share:
Basic	1.24	0.54	1.18	0.98
Diluted	1.24	0.54	1.18	0.98

3.SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of June 30, 2021 and December 31, 2020, the results of operations and statements of comprehensive income for the three and six months ended June 30, 2021 and 2020, the changes in stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020.

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

The CECL Standard requires that debt securities held to maturity be accounted for under the current expected credit losses model, including historical loss experience and impact of current conditions and reasonable and supportable forecasts, with an associated allowance for credit losses. In addition, while credit losses on debt securities available for sale should be measured in accordance with the other-than-temporary impairment (“OTTI”) framework under current GAAP, the amendments in the CECL Standard require that these credit losses be presented as an allowance for credit losses.  For AFS debt securities, a decline in fair value due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis.

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

As allowed by ASC 326, the Entity elected to maintain pools of loans accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings (“TDRs”) as of the date of adoption.

TDRs – A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flows at the original interest rate of the loan.  The allowance for credit losses on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring.

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

4.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
	Securities	Defined		Other
	Available-	Benefit		Comprehensive
(In thousands)	for-Sale	Plans	Derivatives	Income (Loss)
Balance as of January 1, 2021	$12,694	$(6,086)	$(12,532)	$(5,924)
Other comprehensive (loss) income before reclassifications	(4,451)	2,061	13,700	11,310
Amounts reclassified from accumulated other comprehensive loss	(812)	(579)	581	(810)
Net other comprehensive (loss) income during the period	(5,263)	1,482	14,281	10,500
Balance as of June 30, 2021	$7,431	$(4,604)	$1,749	$4,576

Balance as of January 1, 2020	$4,621	$(6,024)	$(4,537)	$(5,940)
Other comprehensive income (loss) before reclassifications	9,609	241	(17,218)	(7,368)
Amounts reclassified from accumulated other comprehensive loss	(2,154)	130	929	(1,095)
Net other comprehensive income (loss) during the period	7,455	371	(16,289)	(8,463)
Balance as of June 30, 2020	$12,076	$(5,653)	$(20,826)	$(14,403)

The before and after-tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Change in unrealized holding gain or loss on securities available-for-sale:
Change in net unrealized gain or loss during the period	$8,966	$3,793	$(6,568)	$14,053
Reclassification adjustment for net gains included in net gain on securities and other assets	(20)	(3,134)	(1,207)	(3,142)
Net change	8,946	659	(7,775)	10,911
Tax expense (benefit)	2,817	248	(2,512)	3,456
Net change in unrealized holding gain or loss on securities available-for-sale, net of reclassification adjustments and tax	6,129	411	(5,263)	7,455
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(438)	95	(860)	190
Reclassification adjustment for curtailment loss	—	—	1,543	—
Change in the net actuarial gain or loss	644	176	1,529	352
Net change	206	271	2,212	542
Tax expense	95	85	730	171
Net change in pension and other postretirement obligations	111	186	1,482	371
Change in unrealized gain or loss on derivatives:
Change in net unrealized gain or loss during the period	(1,406)	(4,617)	3,542	(25,198)
Reclassification adjustment for loss included in loss on termination of derivatives	—	—	16,505	—
Reclassification adjustment for expense included in interest expense	10	1,156	864	1,360
Net change	(1,396)	(3,461)	20,911	(23,838)
Tax expense (benefit)	799	(1,093)	6,630	(7,549)
Net change in unrealized gain or loss on derivatives, net of reclassification adjustments and tax	(2,195)	(2,368)	14,281	(16,289)
Other comprehensive income (loss), net of tax	$4,045	$(1,771)	$10,500	$(8,463)

5.EARNINGS PER COMMON SHARE ("EPS")

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average common shares outstanding during the reporting period. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into Common Stock, and if all likely aggregate performance-based share awards ("PSA”) are issued, when there are outstanding shares. In determining the weighted average shares outstanding for basic and diluted EPS, treasury shares are excluded. Vested restricted stock award ("RSA") shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS. Unvested RSA and PSA shares not yet awarded are recognized as a special class of participating securities under ASC 260, and are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except share and per share amounts)	2021	2020	2021	2020

Net income available to common stockholders	$49,456	$11,826	$26,601	$20,218
Less: Dividends paid and earnings allocated to participating securities	(539)	(46)	(276)	(113)
Income attributable to common stock	$48,917	$11,780	$26,325	$20,105
Weighted average common shares outstanding, including participating securities	41,432,256	21,615,403	38,006,716	22,086,209
Less: weighted average participating securities	(451,179)	(207,565)	(367,144)	(193,803)
Weighted average common shares outstanding	40,981,077	21,407,838	37,639,572	21,892,406
Basic EPS	$1.19	$0.55	$0.70	$0.92

Income attributable to common stock	$48,917	$11,780	$26,325	$20,105
Weighted average common shares outstanding	40,981,077	21,407,838	37,639,572	21,892,406
Weighted average common equivalent shares outstanding	508	134,078	832	135,786
Weighted average common and equivalent shares outstanding	40,981,585	21,541,916	37,640,404	22,028,192
Diluted EPS	$1.19	$0.55	$0.70	$0.91

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 180,020 weighted-average stock options outstanding for the three- and six-month periods ended June 30, 2021, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period. There were no "out-of-the-money" stock options during the three-month period ended June 30, 2020 or the six-month period ended June 30, 2020.

For information about the calculation of expected aggregate PSA share payouts, see Note 16.

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

At the Effective Time of the Merger, each outstanding share of the Legacy Dime Preferred Stock was converted into the right to receive one share of a newly created series of the Company’s preferred stock having the same powers, preferences and rights as the Legacy Dime Preferred Stock.

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

7.INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following tables summarize the major categories of securities owned by the Company as of the dates indicated:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$82,474	$—	$(1,439)	$81,035
Treasury securities	167,984	114	(100)	167,998
Corporate securities	103,740	4,380	(56)	108,064
Pass-through MBS issued by GSEs	326,786	6,908	(1,945)	331,749
Agency Collateralized Mortgage Obligations ("CMOs")	528,649	6,532	(3,691)	531,490
State and municipal obligations	41,329	231	(108)	41,452
Total securities available-for-sale	$1,250,962	$18,165	$(7,339)	$1,261,788

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$47,500	$12	$(91)	$47,421
Corporate securities	62,021	2,440	—	64,461
Pass-through MBS issued by GSEs	135,842	7,672	(31)	143,483
Agency CMOs	274,898	8,674	(76)	283,496
Total securities available-for-sale	$520,261	$18,798	$(198)	$538,861

As a result of the Merger, the Company acquired $652.0 million of securities available-for-sale on the Merger Date.

The carrying amount of securities pledged as collateral was $505.5 million and $99.4 million at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The amortized cost and fair value of debt securities are shown by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	June 30, 2021
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$949	$958
One to five years	174,565	174,660
Five to ten years	212,080	215,115
Beyond ten years	7,933	7,816
Pass-through MBS issued by GSEs and agency CMO	855,435	863,239
Total	$1,250,962	$1,261,788

The following table presents the information related to sales of securities available-for-sale as of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Agency Notes:
Proceeds	$—	$273	$—	$273
Gross gains	—	—	—	—
Tax expense on gain	—	—	—	—
Gross losses	—	—	—	—
Tax benefit on loss	—	—	—	—
Corporate Securities:
Proceeds	3,519	25,403	50,273	25,403
Gross gains	20	1,344	729	1,344
Tax expense on gain	6	423	232	423
Gross losses	—	—	41	—
Tax benefit on loss	—	—	13	—
Pass through MBS issued by GSEs:
Proceeds	—	33,195	26,823	33,195
Gross gains	—	1,790	187	1,790
Tax expense on gain	—	563	59	563
Gross losses	—	—	35	—
Tax benefit on loss	—	—	11	—
Agency CMOs:
Proceeds	—	—	41,324	4,199
Gross gains	—	—	268	8
Tax expense on gain	—	—	85	3
Gross losses	—	—	44	—
Tax benefit on loss	—	—	14	—
State and municipal obligations:
Proceeds	—	—	19,657	—
Gross gains	—	—	143	—
Tax expense on gain	—	—	45	—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Proceeds:
Marketable equity securities	$—	$136	$6,101	$273

There were no gains on marketable equity securities for the three months ended June 30, 2021. Net gain of $436 thousand was recognized on marketable equity securities for the three months ended June 30, 2020. Net gain (loss) of $131 thousand and $(36) thousand were recognized on marketable equity securities for the six months ended June 30, 2021 and 2020, respectively. Marketable equity securities were fully liquidated in connection with the termination of the BMP.

The following table summarizes the gross unrealized losses and fair value of investment and mortgage-backed securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	June 30, 2021
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$81,035	$1,439	$—	$—	$81,035	$1,439
Treasury securities	70,963	100	—	—	70,963	100
Corporate securities	6,855	56	—	—	6,855	56
Pass-through MBS issued by GSEs	177,409	1,945	—	—	177,409	1,945
Agency CMOs	235,036	3,691	—	—	235,036	3,691
State and municipal obligations	7,723	108	—	—	7,723	108

	December 31, 2020
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$22,409	$91	$—	$—	$22,409	$91
Pass-through MBS issued by GSEs	5,007	31	—	—	5,007	31
Agency CMOs	6,563	30	4,954	46	11,517	76

The issuers of securities available-for-sale are primarily U.S. government-sponsored entities or agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. In accordance with the Company’s investment policy, corporate notes are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. It is likely that the Company will not be required to sell the securities before their anticipated recovery, and as such, the Company does not consider these securities to be other-than-temporarily-impaired at June 30, 2021.

8.LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	June 30, 2021	December 31, 2020
One-to-four family residential and cooperative/condominium apartment	$704,489	$184,989
Multifamily residential and residential mixed-use	3,503,205	2,758,743
Commercial real estate ("CRE")	3,681,331	1,878,167
Acquisition, development, and construction ("ADC")	290,462	156,296
Total real estate loans	8,179,487	4,978,195
Commercial and industrial ("C&I")	1,343,869	641,533
Other loans	23,275	2,316
Total	9,546,631	5,622,044
Allowance for credit losses	(92,760)	(41,461)
Loans held for investment, net	$9,453,871	$5,580,583

As a result of the Merger, the Company recorded $4.53 billion of loans held for investment on the Merger Date.

As of June 30, 2021, included in C&I loans was $465.5 million of Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans. There was $313.4 million of SBA PPP loans at December 31, 2020.  These loans carry a 100% guarantee from the SBA and have no allowance for credit losses allocated to them based on the nature of the guarantee. During the three and six months ended June 30, 2021, $596.2 million of SBA PPP loans were sold for a gain of $20.7 million.

The following tables present data regarding the allowance for credit losses activity for the periods indicated:

	At or for the Three Months Ended June 30, 2021
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
(In thousands)	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance	$5,133	$10,421	$44,837	$3,899	$64,290	$33,378	$532	$98,200
Provision (credit) for credit losses	394	34	(3,232)	1,259	(1,545)	(2,947)	(31)	(4,523)
Charge-offs	(5)	(173)	(405)	—	(583)	(445)	(5)	(1,033)
Recoveries	—	3	1	—	4	109	3	116
Ending balance	$5,522	$10,285	$41,201	$5,158	$62,166	$30,095	$499	$92,760

	At or for the Three Months Ended June 30, 2020
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
(In thousands)	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance	$645	$14,283	$6,336	$1,671	$22,935	$13,513	$15	$36,463
Provision (credit) for credit losses	30	2,415	3,523	106	6,074	(16)	2	6,060
Charge-offs	(4)	(32)	—	—	(36)	—	—	(36)
Recoveries	—	—	—	—	—	5	—	5
Ending balance	$671	$16,666	$9,859	$1,777	$28,973	$13,502	$17	$42,492

	At or for the Six Months Ended June 30, 2021
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance, prior to the adoption of CECL	$644	$17,016	$9,059	$1,993	$28,712	$12,737	$12	$41,461
Impact of adopting CECL	1,048	(8,254)	4,849	381	(1,976)	(1,935)	(8)	(3,919)
Adjusted beginning balance as of January 1, 2021	1,692	8,762	13,908	2,374	26,736	10,802	4	37,542
PCD Day 1	2,220	3,292	23,124	117	28,753	23,374	157	52,284
Provision (credit) for credit loss expense	1,629	(1,363)	4,581	2,667	7,514	272	340	8,126
Charge-offs	(19)	(409)	(413)	—	(841)	(4,462)	(5)	(5,308)
Recoveries	—	3	1	—	4	109	3	116
Ending balance	$5,522	$10,285	$41,201	$5,158	$62,166	$30,095	$499	$92,760

	At or for the Six Months Ended June 30, 2020
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance	$269	$10,142	$3,900	$1,244	$15,555	$12,870	$16	$28,441
Provision for credit losses	406	6,542	5,965	533	13,446	625	1	14,072
Charge-offs	(4)	(32)	(6)	—	(42)	—	—	(42)
Recoveries	—	14	—	—	14	7	—	21
Ending balance	$671	$16,666	$9,859	$1,777	$28,973	$13,502	$17	$42,492

The following table presents the amortized cost basis of loans on non-accrual status as of the period indicated:

	June 30, 2021
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
One-to-four family residential and cooperative/condominium apartment	$-	$4,933	$665
Multifamily residential and residential mixed-use	-	-	-
CRE	35	9,117	2,663
ADC	-	-	-
C&I	-	14,109	7,096
Other	-	92	58
Total	$35	$28,251	$10,482

The Company did not recognize interest income on non-accrual loans during the three and six-months ended June 30, 2021.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method, prior to the adoption of ASC 326, as of the dates indicated:

	December 31, 2020
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
(In thousands)	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$6,474	$—	$6,474
Collectively evaluated for impairment	644	17,016	9,059	1,993	28,712	6,263	12	34,987
Total ending allowance balance	$644	$17,016	$9,059	$1,993	$28,712	$12,737	$12	$41,461

Loans:
Individually evaluated for impairment	$—	$1,863	$2,704	$—	$4,567	$12,502	$—	$17,069
Collectively evaluated for impairment	184,989	2,756,880	1,875,463	156,296	4,973,628	629,031	2,316	5,604,975
Total ending loans balance	$184,989	$2,758,743	$1,878,167	$156,296	$4,978,195	$641,533	$2,316	$5,622,044

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

The following tables summarize impaired loans with no related allowance recorded and with related allowance recorded as of the periods indicated (by collateral type within the real estate loan segment):

	December 31, 2020
	Unpaid
	Principal	Recorded	Related
(In thousands)	Balance	Investment(1)	Allowance
With no related allowance recorded:
Multifamily residential and residential mixed-use	$1,863	$1,863	$—
CRE	2,704	2,704	—
Total with no related allowance recorded	4,567	4,567	—

With an allowance recorded:
C&I	12,502	12,502	6,474
Total with an allowance recorded	12,502	12,502	6,474
Total	$17,069	$17,069	$6,474
(1)	The recorded investment excludes net deferred costs due to immateriality.

The following table presents information for impaired loans for the period indicated:

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment(1)	Recognized(2)	Investment(1)	Recognized(2)
With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$2,948	$—	$11	$—
Multifamily residential and residential mixed-use	1,355	—	608	9
Commercial real estate and commercial mixed-use	1,529	—	6,789	91
Total with no related allowance recorded	5,832	—	7,408	100

With an allowance recorded:
C&I	10,129	—	116	—
Total	$15,961	$—	$7,524	$100
(1)	The recorded investment excludes net deferred costs due to immateriality.
(2)	Cash basis interest and interest income recognized on accrual basis approximate each other.

The following tables summarize the past due status of the Company’s investment in loans (net deferred costs are excluded from delinquency loan balances) as of the dates indicated:

	June 30, 2021
			Loans 90
			Days or
	30 to 59	60 to 89	More Past Due
	Days	Days	and Still	Non-	Total		Total
(In thousands)	Past Due	Past Due	Accruing Interest	accrual (1)	Past Due	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$3,852	$4,124	$5,066	$4,933	$17,975	$686,514	$704,489
Multifamily residential and residential mixed-use	110,712	3,267	157	—	114,136	3,389,069	3,503,205
CRE	32,638	2,928	—	9,152	44,718	3,636,613	3,681,331
ADC	—	—	—	—	—	290,462	290,462
Total real estate	147,202	10,319	5,223	14,085	176,829	8,002,658	8,179,487
C&I	506	472	1,487	14,109	16,574	1,327,295	1,343,869
Other	8	—	—	92	100	23,175	23,275
Total	$147,716	$10,791	$6,710	$28,286	$193,503	$9,353,128	$9,546,631
(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of June 30, 2021.

	December 31, 2020
			Loans 90
			Days or
	30 to 59	60 to 89	More Past Due
	Days	Days	and Still	Non-	Total		Total
(In thousands)	Past Due	Past Due	Accruing Interest	accrual (1)	Past Due	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$—	$—	$44	$858	$902	$184,087	$184,989
Multifamily residential and residential mixed-use	—	—	437	1,863	2,300	2,756,443	2,758,743
CRE	15,351	—	—	2,704	18,055	1,860,112	1,878,167
ADC	—	—	—	—	—	156,296	156,296
Total real estate	15,351	—	481	5,425	21,257	4,956,938	4,978,195
C&I	—	917	2,848	12,502	16,267	625,266	641,533
Other	8	1	—	1	10	2,306	2,316
Total	$15,359	$918	$3,329	$17,928	$37,534	$5,584,510	$5,622,044
(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2020.

Accruing Loans 90 Days or More Past Due:

The Company continued accruing interest on eleven loans with an outstanding balance of $6.7 million at June 30, 2021, and three loans with an outstanding balance of $3.3 million at December 31, 2020, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity. These loans were well secured and/or were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Collateral Dependent Loans:

At June 30, 2021, the Company had collateral dependent loans which were individually evaluated to determine expected credit losses.

Collateral dependent CRE loans totaled $57.7 million and had a related allowance for credit losses totaling $17.0 million at June 30, 2021.  The loans were secured by real estate.

Collateral dependent multi-family residential and residential mixed-use loans totaled $7.7 million and had a related allowance for credit losses totaling $2.6 million. The loans were secured by real estate.

Collateral dependent C&I loans totaled $6.3 million and had a related allowance for credit losses totaling $4.1 million. The loans were secured by business assets.

TDRs

As of June 30, 2021, the Company had a recorded investment in TDRs of $514 thousand. There were none at December 31, 2020. TDRs had an immaterial impact to the allowance for credit losses.  There were no TDR charge-offs during the six months ended June 30, 2021.

The following table present the loans by class modified as TDRs that occurred during the six months ended June 30, 2021:

Modifications During the Six Months Ended June 30, 2021
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
One-to-four family residential and cooperative/condominium apartment	1	$50	$50
Multifamily residential and residential mixed-use	-	-	-
Commercial real estate ("CRE")	-	-	-
Acquisition, development, and construction ("ADC")	-	-	-
Commercial and industrial ("C&I")	1	456	456
Other loans	-	-	-
Total	2	$506	$506

Loan payment deferrals due to COVID-19

Consistent with regulatory guidance to work with borrowers during the unprecedented situation caused by the COVID-19 pandemic and as outlined in the CARES Act, the Company established a formal payment deferral program in April 2020 for borrowers that have been adversely affected by the pandemic.

As of June 30, 2021, the Company had 25 loans, representing outstanding loan balances of $44.5 million, that were deferring both principal and interest (“P&I” deferrals).

The table below presents the P&I deferrals as of June 30, 2021:

	June 30, 2021
	Number
	of Loans	Balance(1)	% of Portfolio
(Dollars in thousands)
One-to-four family residential and cooperative/condominium apartment	13	$12,658	1.8%
Multifamily residential and residential mixed-use	—	—	—
CRE	3	18,343	0.5
ADC	—	—	—
C&I	9	13,460	1.0
Total	25	$44,461	0.5
(1)	Amount excludes net deferred costs due to immateriality.

Pursuant to guidance under Section 4013 of the CARES Act, a qualified loan modification, such as a payment deferral, is exempt from classification as a TDR as defined by GAAP. This applies if the loan was current as of December 31, 2019 and the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate of the loan. This guidance was expected to expire on December 31, 2020.  The 2021 Consolidated Appropriations Act, which was signed into law December of 2020, extended the exemption for TDR classification until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak is lifted.

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

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of then existing facts, conditions, and values, highly questionable and improbable. All real estate and C&I loans not classified as Special Mention, Substandard, or Doubtful were deemed pass loans at both June 30, 2021 and December 31, 2020.

For the three and six months ended June 30, 2021, there were $50.7 million and $54.6 million of sales of criticized loans, respectively. For the six months ended June 30, 2020, there were $7.1 million of sales of criticized loans.  There were no sales of criticized loans for the three months ended June 30, 2020.

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	June 30, 2021
(In thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total
One-to-four family residential, and condominium/cooperative apartment:
Pass	$86,022	$100,125	$90,239	$91,137	$89,074	$160,866	$55,128	$11,691	$684,282
Special mention	—	—	379	915	355	5,299	847	1,098	8,893
Substandard	—	—	1,083	589	742	7,887	—	1,013	11,314
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	86,022	100,125	91,701	92,641	90,171	174,052	55,975	13,802	704,489

Multifamily residential and residential mixed-use:
Pass	234,199	362,014	516,988	226,705	407,607	1,529,746	5,339	—	3,282,598
Special mention	—	—	—	—	18,329	14,244	—	—	32,573
Substandard	—	—	35,421	27,250	29,323	92,612	3,428	—	188,034
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	234,199	362,014	552,409	253,955	455,259	1,636,602	8,767	—	3,503,205

CRE:
Pass	410,562	865,541	590,972	351,435	365,870	912,770	39,993	4,986	3,542,129
Special mention	—	4,229	1,673	4,851	11,190	11,444	—	—	33,387
Substandard	—	1,046	5,502	42,437	23,532	33,298	—	—	105,815
Doubtful	—	—	—	—	—	—	—	—	—
Total CRE	410,562	870,816	598,147	398,723	400,592	957,512	39,993	4,986	3,681,331

ADC:
Pass	61,748	60,895	81,000	43,906	8,807	1,279	17,538	613	275,786
Special mention	—	—	—	1,078	—	—	—	—	1,078
Substandard	—	—	—	13,500	—	98	—	—	13,598
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	61,748	60,895	81,000	58,484	8,807	1,377	17,538	613	290,462

C&I:
Pass	41,557	549,694	63,141	60,724	40,088	29,378	466,245	7,067	1,257,894
Special mention	—	3,515	291	2,241	643	116	6,127	2,637	15,570
Substandard	—	4,557	14,419	6,698	3,185	1,171	22,780	4,585	57,395
Doubtful	—	—	197	752	11,929	132	—	—	13,010
Total C&I	41,557	557,766	78,048	70,415	55,845	30,797	495,152	14,289	1,343,869

Total:
Pass	834,088	1,938,269	1,342,340	773,907	911,446	2,634,039	584,243	24,357	9,042,689
Special mention	—	7,744	2,343	9,085	30,517	31,103	6,974	3,735	91,501
Substandard	—	5,603	56,425	90,474	56,782	135,066	26,208	5,598	376,156
Doubtful	—	—	197	752	11,929	132	—	—	13,010
Total Loans	$834,088	$1,951,616	$1,401,305	$874,218	$1,010,674	$2,800,340	$617,425	$33,690	$9,523,356

	December 31, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential and condominium/cooperative apartment	$183,293	$—	$1,696	$—	$184,989
Multifamily residential and residential mixed-use	2,523,258	56,400	179,085	—	2,758,743
CRE	1,831,712	13,861	32,594	—	1,878,167
ADC	142,796	13,500	—	—	156,296
Total real estate	4,681,059	83,761	213,375	—	4,978,195
C&I	613,691	2,131	13,315	12,396	641,533
Total Real Estate and C&I	$5,294,750	$85,892	$226,690	$12,396	$5,619,728

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

(In thousands)	June 30, 2021	December 31, 2020
Performing	$23,183	$2,315
Non-accrual	92	1
Total	$23,275	$2,316

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

Maturities of the Company’s operating lease liabilities at June 30, 2021 are as follows:

Rent to be
(In thousands)	Capitalized
2021	$11,833
2022	11,215
2023	9,520
2024	9,405
2025	9,160
Thereafter	25,876
Total undiscounted lease payments	77,009
Less amounts representing interest	4,839
Operating lease liabilities	$72,170

Other information related to operating leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Operating lease cost	$4,008	$1,628	$7,166	$3,231
Cash paid for amounts included in the measurement of operating lease liabilities	3,722	1,739	6,772	3,550

The weighted average remaining lease term at June 30, 2021 and June 30, 2020 was 6.5 years and 7.7 years. The weighted average discount rate at June 30, 2021 and June 30, 2020 was 1.92% and 3.23% respectively.

10.DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s loan portfolio.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $201 thousand will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty-four months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

During the three and six months ended June 30, 2021, the Company terminated 34 derivatives with notional values totaling $785.0 million, resulting in a termination value of $16.5 million which was recognized in loss on termination of derivatives in non-interest income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of the dates indicated.

	June 30, 2021				December 31, 2020
		Notional	Fair Value	Fair Value		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Interest rate swaps related to FHLBNY advances	4	$150,000	$2,547	$—	—	$—	$—	$—
Interest rate swaps related to FHLBNY advances	—	$—	$—	$—	32	$655,000	$—	$(18,442)

The table below presents the effect of the cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
(Loss) gain recognized in other comprehensive income	$(1,406)	$(4,617)	$3,542	$(25,198)
Gain recognized on termination of derivatives	—	—	16,505	—
Gain (loss) reclassified from other comprehensive income into interest expense	(10)	(1,156)	(864)	(1,360)

All cash flow hedges are recorded gross on the balance sheet.

The cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Bank to post cash collateral if the derivative exposure exceeds a threshold amount. As of June 30, 2021, the bank did not post collateral to the third-party counterparties.

Freestanding Derivatives

The Company maintains an interest-rate risk protection program for its loan portfolio in order to offer loan level derivatives with certain borrowers and to generate loan level derivative income. The Company enters into interest rate swap or interest rate floor agreements with borrowers. These interest rate derivatives are designed such that the borrower synthetically attains a fixed-rate loan, while the Company receives floating rate loan payments. The Company offsets the loan level interest rate swap exposure by entering into an offsetting interest rate swap or interest rate floor with an unaffiliated and reputable bank counterparty. These interest rate derivatives do not qualify as designated hedges, under ASU 815; therefore, each interest rate derivative is accounted for as a freestanding derivative. The notional amounts of the interest rate derivatives do not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate derivative agreements. The following tables reflect freestanding derivatives included in the Consolidated Statements of Financial Condition as of the dates indicated:

	June 30, 2021
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	137	$937,092	$42,753	$—
Loan level interest rate swaps with borrower	49	314,786	—	(4,750)
Loan level interest rate floors with borrower	47	407,249	—	(4,743)
Loan level interest rate swaps with third-party counterparties	137	937,092	—	(42,753)
Loan level interest rate swaps with third-party counterparties	49	314,786	4,750	—
Loan level interest rate floors with third-party counterparties	47	407,249	4,743	—

	December 31, 2020
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	65	$570,277	$24,764	$—
Loan level interest rate floors with borrower	41	364,643	—	(5,832)
Loan level interest rate swaps with third-party counterparties	65	570,277	—	(24,764)
Loan level interest rate floors with third-party counterparties	41	364,643	5,832	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Loan level derivative income	$559	$2,494	$2,351	$3,657

The interest rate swap product with the borrower is cross collateralized with the underlying loan and therefore there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of June 30, 2021, posted collateral was $30.2 million.

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

As of June 30, 2021, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $33.3 million for those related to loan level derivatives. If the Company had breached any of the above provisions at June 30, 2021, it could have been required to settle its obligations under the agreements at the termination value with the respective counterparty. There were no provisions breached for the six months ended June 30, 2021.

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

All MBS, CMO, treasury securities and agency notes available-for-sale are guaranteed either implicitly or explicitly by GSEs as of June 30, 2021 and December 31, 2020. In accordance with the Company’s investment policy, corporate securities are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. Obtaining market values as of June 30, 2021 and December 31, 2020 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

Derivatives

Derivatives represent interest rate swaps and estimated fair values are based on valuation models using observable market data as of the measurement date.

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated, segmented by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements
		at June 30, 2021 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$81,035	$—	$81,035	$—
Treasury securities	167,998	—	167,998	—
Corporate securities	108,064	—	108,064	—
Pass-through MBS issued by GSEs	331,749	—	331,749	—
Agency CMOs	531,490	—	531,490	—
State and municipal obligations	41,452	—	41,452	—
Derivative – cash flow hedges	2,547	—	2,547	—
Derivative – freestanding derivatives, net	42,892	—	42,892	—
Financial Liabilities:
Derivative – freestanding derivatives, net	42,892	—	42,892	—

		Fair Value Measurements
		at December 31, 2020 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Marketable equity securities (Registered mutual funds)
Domestic equity mutual funds	$1,769	$1,769	$—	$—
International equity mutual funds	468	468	—	—
Fixed income mutual funds	3,733	3,733	—	—
Securities available-for-sale:
Agency notes	47,421	—	47,421	—
Corporate securities	64,461	—	64,461	—
Pass-through MBS issued by GSEs	143,483	—	143,483	—
Agency CMOs	283,496	—	283,496	—
Derivative – freestanding derivatives	30,596	—	30,596	—
Financial Liabilities:
Derivative – cash flow hedges	18,442	—	18,442	—
Derivative – freestanding derivatives	30,596	—	30,596	—

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

June 30, 2021
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$47,951			$47,951

Individually evaluated loans with an allowance for credit losses at June 30, 2021 had a carrying amount of $48.0 million, which is made up of the outstanding balance of $71.6 million, net of a valuation allowance of $23.7 million. This resulted in an additional provision for credit losses of $0.5 million and $0.4 million that is included in the amount reported on the consolidated statements of income for the three and six months ended June 30, 2021, respectively. There were no impaired loans (prior to the adoption of CECL standard) with an allowance for credit losses at December 31, 2020.

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

		Fair Value Measurements
		at June 30, 2021 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets
Cash and due from banks	$1,184,183	$1,184,183	$—	$—	$1,184,183
Loans, net	9,453,871	—	—	9,523,466	9,523,466
Accrued interest receivable	47,209	—	3,415	43,794	47,209
Financial Liabilities
Savings, money market and checking accounts	9,765,228	9,765,228	—	—	9,765,228
Certificates of Deposits ("CDs")	1,300,965	—	1,307,876	—	1,307,876
FHLBNY Advances	25,000	—	25,013	—	25,013
Subordinated debt, net	197,188	—	203,201	—	203,201
Other borrowings	1,841	1,841	—	—	1,841
Accrued interest payable	1,068	—	1,068	—	1,068

		Fair Value Measurements
		at December 31, 2020 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets
Cash and due from banks	$243,603	$243,603	$—	$—	$243,603
Loans, net	5,580,583	—	—	5,598,787	5,598,787
Accrued interest receivable	34,815	2	1,584	33,229	34,815
Financial Liabilities
Savings, money market and checking accounts	3,212,495	3,212,495	—	—	3,212,495
CDs	1,322,638	—	1,328,554	—	1,328,554
FHLBNY Advances	1,204,010	—	1,207,890	—	1,207,890
Subordinated debt, net	114,052	—	114,340	—	114,340
Other borrowings	120,000	120,000	—	—	120,000
Accrued interest payable	1,734	—	1,734	—	1,734

12.OTHER INTANGIBLE ASSETS

As a result of the Merger, the Company recorded $10.2 million of core deposit intangible assets and a $780 thousand non-compete agreement intangible asset on the Merger Date.

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable and arose from the Merger. There were no intangible assets at December 31, 2020.

	June 30, 2021
	Core Deposit	Non-complete
(In thousands)	Intangibles	Agreement	Total
Gross carrying value	$10,204	$780	$10,984
Accumulated amortization	(892)	(300)	(1,192)
Net carrying amount	$9,312	$480	$9,792

Amortization expense recognized on intangible assets was $835 thousand and $1.2 million for the three and six months ended June 30, 2021, respectively.  There was no amortization expense recognized on intangible assets for the three or six months ended June 30, 2020.

Estimated amortization expense for the remainder of 2021 through 2025 and thereafter is as follows:

(In thousands)	Total
2021	$1,430
2022	1,878
2023	1,425
2024	1,163
2025	958
Thereafter	2,938
Total	$9,792

13.FEDERAL HOME LOAN BANK ADVANCES

The following tables present the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years. There are no FHLB advances with contractual maturities after 2021.

	June 30, 2021
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2021	25,000	0.33
Total FHLB advances	$25,000	0.33%

	December 31, 2020
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2021	1,144,010	0.52
2022	60,000	0.60
Total FHLB advances	$1,204,010	0.53%

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $4.1 billion and $2.2 billion of residential and commercial mortgage loans under a blanket lien arrangement at June 30, 2021 and December 31, 2020, respectively. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to a total of $3.8 billion at June 30, 2021.

As part of the Merger, $216.3 million of FHLB advances were acquired on the Merger Date.  During the three months ended June 30, 2021, the Company extinguished $78.9 million of FHLBNY advances that had a weighted average rate of 0.33%. The prepayment penalty expense was recognized as a $157 thousand loss on extinguishment of debt in the second quarter of 2021. During the six months ended June 30, 2021, the Company extinguished $209.0 million of FHLBNY advances that had a weighted average rate of 1.31%. The prepayment penalty expense was recognized as a $1.8 million loss on extinguishment of debt in the first six months of 2021.  There were no prepayments of FHLBNY advances during the three or six months ended June 30, 2020.

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

The subordinated debentures totaled $197.2 million at June 30, 2021 and $114.1 million at December 31, 2020. Interest expense related to the subordinated debt was $2.2 million and $1.3 million during the three months ended June 30, 2021 and 2020, respectively. Interest expense related to the subordinated debt was $4.1 million and $2.7 million during the six months ended June 30, 2021 and 2020, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

15.RETIREMENT AND POSTRETIREMENT PLANS

As of June 30, 2021, the Company maintains one Legacy Dime employee benefit plan, the Retirement Plan of Dime Community Bank (the "Employee Retirement Plan").

The Company also maintains the two Bridge employee benefit plans that existed before the Merger: (i) the BNB Bank 401(k) Plan (the “401(k) Plan”) and (ii) the BNB Bank Pension Plan.

The Dime Community Bank KSOP Plan (“Dime KSOP Plan”) was terminated by resolution of the Legacy Dime Board of Directors.  The effective date of the plan termination was January 31, 2021, the day immediately prior to the closing of the Merger. As such, all plan assets will be liquidated and transferred into the 401(k) Plan. The 401(k) Plan is available to all former Dime employees that continue to be employed following the Merger Date, that meet eligibility requirements, and provides tax deferred salary deductions and alternative investment options. Under the provisions of the 401(k) plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. While the Company does not allow for the investment of plan contributions in the Company’s common stock, former Dime employees that continue to be employed following the Merger Date may rollover and hold shares in-kind held in the Dime KSOP Plan to the 401(k) plan and hold the shares in the 401(k) plan. The 401(k) plan also includes a discretionary profit-sharing component.

The following table represents the components of net periodic benefit credits included in other non-interest expense, except for service cost which is reported in salaries and employee benefits expense, in the Consolidated Statements of Income for the Employee Retirement Plan and the BNB Bank Pension Plan. Net expenses associated with these plans were comprised of the following components:

	Three Months Ended June 30,
	2021		2020
				BMP, Postretirement
	BNB Bank	Employee	Employee	and Outside Director
(In thousands)	Pension Plan	Retirement Plan	Retirement Plan	Retirement Plans
Service cost	$223	$—	$—	$—
Interest cost	303	183	10	241
Expected return on assets	(1,245)	(428)	—	(428)
Unrecognized past service liability	—	—	(2)	—
Amortization of unrealized loss	206	229	—	274
Net periodic benefit (credit) cost	$(513)	$(16)	$8	$87

	Six Months Ended June 30,
	2021		2020
				BMP, Postretirement
	BNB Bank	Employee	Employee	and Outside Director
(In thousands)	Pension Plan	Retirement Plan	Retirement Plan	Retirement Plans
Service cost	$371	$—	$—	$—
Interest cost	552	366	20	482
Expected return on assets	(2,229)	(856)	—	(856)
Unrecognized past service liability	—	—	(4)	—
Amortization of unrealized loss	412	458	—	548
Net periodic (credit) cost	$(894)	$(32)	$16	$174

There was no contribution to the BNB Bank Pension Plan for the six months ended June 30, 2021.

In connection with the Merger, the Outside Director Retirement Plan and the BMP were terminated resulting in lump sum payments to the participants in the amounts of $2.8 million for the Outside Director Retirement Plan and $6.2 million for the BMP. The total expense recognized as a curtailment loss in the three months ended March 31, 2021 was $1.5 million.

During the three months ended March 31, 2021, the Company made gross lump-sum distributions totaling $11.6 million from the BMP. These distributions were satisfied by 88,081 shares of Common Stock with a market value of $2.4 million, held by the previous ESOP component of the BMP, of which 41,101 shares were returned to Treasury Stock to cover income tax liabilities, and cash of $9.2 million. As a result of the distribution, a non-cash tax benefit of $301 thousand was recognized as a discrete item in income tax expense in accordance to ASU 2016-09 for the difference between the market value and the cost basis of the Common Stock held by the BMP.

16.STOCK-BASED COMPENSATION

Before the Merger, Bridge and Legacy Dime granted share-based awards under their respective share-based compensation plans, including the Bridge Bancorp, Inc. 2019 Equity Incentive plan (the “2019 Equity Incentive  Plan”) and the Dime Community Bancshares, Inc. 2020 Equity and Incentive Plan (the “Legacy Dime 2020 Equity Plan") (collectively, the "Stock Plans"), which are both subject to the accounting requirements of ASC 718.  At June 30, 2021, there were 681,098 shares reserved for issuance under the Legacy Dime 2020 Equity Plan and there were 197,889 shares reserved for issuance under the 2019 Equity Incentive Plan.

In anticipation of the Merger, Legacy Dime accelerated and vested all unvested and outstanding share-based awards such that there were no outstanding awards as of December 31, 2020. In connection with the Merger, all outstanding stock options granted under Legacy Dime’s equity plans, were legally assumed by the combined company and adjusted so that its holder is entitled to receive a number of shares of Dime’s common stock equal to the product of (a) the number of shares of Legacy Dime common stock subject to such award multiplied by (b) the Exchange Ratio and (c) rounded, as applicable, to the nearest whole share, and otherwise subject to the same terms and conditions (including, without limitation, with respect to vesting conditions (taking into account any vesting that occurred at the Merger Date)).

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

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the period then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average Exercise	Contractual	Intrinsic
	Options	Price	Years	Value

Options outstanding at January 1, 2021	28,842	$15.05
Options outstanding at January 1, 2021 as adjusted for conversion	18,685	23.23
Options acquired (1)	180,020	35.39
Options exercised	17,102	23.40
Options outstanding at June 30, 2021	181,603	$35.26	8.1	$19
Options vested and exercisable at June 30, 2021	181,603	$35.26	8.1	$19
(1)	Options acquired in the Merger expire one year from the date of the Effective Date of the Merger.

Information related to stock options during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Cash received for option exercise cost	$28	$38	$396	$38
Income tax benefit recognized on stock option exercises	—	—	—	—
Intrinsic value of options exercised	11	8	77	8

Restricted Stock Awards

The Company has made restricted stock award grants to outside Directors and certain officers under the Stock Plans. Typically, awards to outside Directors fully vest on the first anniversary of the grant date, while awards to officers still vest over a pre-determined requisite period. All awards were made at the fair value of Common Stock on the grant date. Compensation expense on all restricted stock awards is based upon the fair value of the shares on the respective dates of the grant.

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested allocated shares outstanding at January 1, 2021	—	$—
Shares acquired in the merger	89,043	31.00
Shares granted	454,067	25.77
Shares vested	(98,881)	30.44
Shares forfeited	(30,489)	25.62
Unvested allocated shares at June 30, 2021	413,740	$25.79

Information related to RSAs during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Compensation expense recognized	$1,514	$406	$2,350	$867
Income tax benefit recognized on vesting of RSA	(86)	(61)	(86)	(57)
Weighted average remaining years for which compensation expense is to be recognized	2.8	—	2.8	—

As of June 30, 2021, there was $8.5 million of total unrecognized compensation cost related to unvested restricted stock awards.

Performance Based Share Awards

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

At December 31, 2020, the Company modified certain performance based share awards to accelerate the vesting of all outstanding awards in connection with the Merger. There were no outstanding PSAs at December 31, 2020. This plan continued into 2021.  As of June 30, 2021, no shares have been granted. Total compensation benefit of $3 thousand was recognized during the three-month period ended June 30, 2020, and total compensation expense of $152 thousand was recognized for the six-month period ended June 30, 2020.

Sales Incentive Awards

Legacy Dime maintained a sales incentive award program for certain officers, which meets the criteria for equity-based accounting. For each quarter an individual can earn their shares based on their sales performance in that quarter. The shares then vest one year from the quarter in which they are earned. Shares of Common Stock are issued on the grant date and held as unvested stock awards until the end of the performance period. They are issued at the maximum opportunity in order to ensure that an adequate number of shares are allocated for shares expected to vest at the end of the performance period.

At December 31, 2020, the Company modified certain performance based share awards to accelerate the vesting of all outstanding awards in connection with the Merger. There were no outstanding sales incentive share awards at December

31, 2020. Total compensation expense of $75 thousand was recognized during the three-month period ended June 30, 2020, and $130 thousand for the six-month period ended June 30, 2020.

17.INCOME TAXES

During the three months ended June 30, 2021 and 2020, the Company’s consolidated effective tax rates were 28.9% and 21.6%, respectively. During the six months ended June 30, 2021 and June 30, 2020, the Company's consolidated effective tax rates were 31.3% and 21.6%, respectively.  There were no significant unusual income tax items during the six-month periods ended June 30, 2021 or 2020.

18.MERGER RELATED EXPENSES

Merger-related expenses were recorded in the Consolidated Statements of Income as a component of non-interest expense and include costs relating to the Company’s merger with Bridge, as described above. These charges represent one-time costs associated with merger activities and do not represent ongoing costs of the fully integrated combined organization. Accounting guidance requires that merger-related transactional and restructuring costs incurred by the Company be charged to expense as incurred. Costs associated with employee severance and other merger-related compensation expense incurred in connection with the merger with Bridge totaled $1.8 million and $13.9 million for the three and six months ended June 30, 2021, respectively, and were recorded in merger expenses and transaction costs expense on the consolidated statements of income. Transaction costs (inclusive of costs to terminate leases) in connection with the Merger with Bridge, totaled $37 thousand and $25.9 million, respectively, for the three and six months ended June 30, 2021, and were recorded in merger expenses and transaction costs in the consolidated statements of income. There were no costs associated with employee severance and other merger-related compensation expense incurred in connection with the merger with Bridge for the three and six months ended June 30, 2020, respectively. Transaction costs (inclusive of costs to terminate leases) in connection with the Merger with Bridge, totaled $1.7 million for the three and six months ended June 30, 2020 and were recorded in merger expenses and transaction costs in the consolidated statements of income.

19.BRANCH RESTRUCTURING COSTS

On June 29, 2021, the Company issued a press release announcing that the Bank plans to combine five branch locations into other existing branches. The combinations are expected to take place in October 2021. Costs associated with early lease terminations and accelerated depreciation of fixed assets totaled $1.7 million for the three and six months ended June 30, 2021, and were recorded in branch restructuring costs in the consolidated statements of income.  There were no branch restructuring costs for the three or six months periods ended June 30, 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Who We Are and How We Generate Income

Dime Community Bancshares, Inc., a New York corporation previously known as “Bridge Bancorp, Inc.,” is a bank holding company formed in 1988. On a parent-only basis, the Holding Company has minimal operations, other than as owner of Dime Community Bank. The Holding Company is dependent on dividends from its wholly-owned subsidiary, Dime Community Bank, which was previously known as “BNB Bank,” its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non-interest income, such as fee income on deposit accounts, merchant credit and debit card processing programs, loan swap fees, investment services, income from its title insurance subsidiary, and net gains on sales of securities and loans. The level of non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from the Bank’s title insurance subsidiary, and income tax expense, further affects our net income. We believe the merger created the opportunity for the resulting company to leverage complementary and diversified revenue streams and to potentially have superior future earnings and prospects compared to our current earnings and prospects on a stand-alone basis. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity.

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

The Company also prioritizes the well-being of its employees. The Company has deployed its Business Continuity Plans and shifted to a remote working environment during the "New York State on PAUSE" executive order, which began on March 22, 2020.  All non-branch staff have the ability to use remote desktop software to re-create their desktop environment in order to work from home.  The Company has not furloughed any of its employees.

The Company continues to follow the guidance of New York State in the reopening phases, and continues to assess its own internal “return to office” strategy. Guidelines have been established for those employees that are working from a corporate office location. Many of the Bank’s back office personnel are still working remotely.

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

Consistent with regulatory guidance to work with borrowers during the unprecedented situation caused by the COVID-19 pandemic and as outlined in the CARES Act, the Company established a formal payment deferral program in April 2020 for borrowers that have been adversely affected by the pandemic. As of June 30, 2021, the Company had 25 loans, representing outstanding loan balances of $44.5 million, that were deferring both principal and interest.  In accordance with Section 4013 of the CARES Act, issued in March 2020, these deferrals are not considered troubled debt restructurings. Risk-ratings on COVID-19 loan deferrals are evaluated as part of the deferral request approval process. The loans will be subject to the Bank’s normal credit monitoring. The collectability of accrued interest will be evaluated on a periodic basis.

The Bank is closely monitoring the developments and uncertainties regarding the pandemic, including various segments of our loan portfolio that may be disproportionately impacted by the pandemic. The Company does not have any exposure to the energy industry, airline industry, leveraged lending, or auto loans. The Company does not have any hotel loans that are in full P&I deferral.

With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company participated in assisting its customers with applications for resources through the program.  Dime's PPP loans generally have a two-year or five-year term and earn interest at 1%.  The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of June 30, 2021, the Company had PPP loans totaling $465.5 million, net of deferred fees. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through additional provision expense charged to earnings.

We continue to monitor unfunded commitments through the pandemic, including commercial and home equity lines of credit, for evidence of increased credit exposure as borrowers utilize these lines for liquidity purposes.

Selected Financial Highlights and Other Data

(Dollars in Thousands Except Per Share Amounts)

	At or For the		At or For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Per Share Data:
Reported EPS (Diluted)	$1.19	$0.55	$0.70	$0.91
Cash dividends paid per common share	0.24	0.22	0.48	0.43
Book value per common share	26.43	26.35
Dividend payout ratio	20.17%	40.00%	68.57%	47.25%
Performance and Other Selected Ratios:
Return on average assets	1.61%	0.81%	0.45%	0.64%
Return on average equity	17.22	7.96	4.79	6.32
Net interest spread	2.99	2.61	2.98	2.53
Net interest margin	3.12	2.86	3.13	2.79
Average interest-earning assets to average interest-bearing liabilities	154.94	124.97	149.85	122.94
Non-interest expense to average assets	1.72	1.84	2.35	1.76
Efficiency Ratio	44.7	56.5	71.2	57.3
Loan-to-deposit ratio at end of period	86.3	121.0
Effective tax rate	28.94	21.59	31.32	21.60
Asset Quality Summary:
Non-performing loans (1)	$28,286	$15,383
Non-performing assets	28,286	15,383
Net charge-offs	917	31	5,192	21
Non-performing assets/Total assets	0.22%	0.25%
Non-performing loans/Total loans	0.30	0.28
Allowance for credit loss/Total loans	0.97	0.78
Allowance for credit loss/Non-performing loans	327.94	276.23
(1)	Non-performing loans are defined as all loans on non-accrual status.

Critical Accounting Policies

The Company’s policies with respect to the methodologies it uses to determine the allowance for credit losses (including reserves for loan commitments) and loans acquired in a business combination, are its most critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company’s consolidated results of operations or financial condition.

Allowance for Credit Losses. The Bank’s methods and assumptions utilized to periodically determine its allowance for credit losses are summarized in Note 3 to the Company’s condensed consolidated financial statements.

Loans Acquired in a Business Combination. The Bank’s methods are summarized in Note 3 to the Company’s condensed consolidated financial statements.

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

Total deposits increased $6.54 billion during the six months ended June 30, 2021, compared to an increase of $155.8 million for the six months ended June 30, 2020. Within deposits, core deposits (i.e., non-CDs) increased $6.56 billion during the six months ended June 30, 2020 and increased $335.1 million during the six months ended June 30, 2020. CDs decreased $21.7 million during the six months ended June 30, 2021 compared to a decrease of $179.3 million during the six months ended June 30, 2020. The increase in deposits during the current period was primarily due to the acquisition of deposits in the merger.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY or borrowing capacity through AFX and lines of credit with unaffiliated correspondent banks. At June 30, 2021, the Bank had an additional unused borrowing capacity of $2.9 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank decreased its outstanding FHLBNY advances by $1.18 billion during the six months ended June 30, 2021, compared to a $75.0 million decrease during the six months ended June 30, 2020. See Note 13. Federal Home Loan Bank Advances for further information.

During the six months ended June 30, 2021 and 2020, real estate loan originations totaled $762.0 million and $375.6 million, respectively. During the six months ended June 30, 2021 and 2020, C&I loan originations totaled $641.1 million (including $609.7 million of PPP loans) and $386.3 million (including $319.4 million of PPP loans), respectively.

Sales of available-for-sale securities totaled $137.6 million and $62.8 million during the six-month periods ended June 30, 2021 and 2020, respectively. Purchases of available-for-sale securities totaled $508.3 million and $107.3 million during the six-month periods ended June 30, 2021 and 2020, respectively. Proceeds from pay downs and calls and maturities of available-for-sale securities were $290.4 million and $67.3 million for the six-month periods ended June 30, 2021 and 2020, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At June 30, 2021, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well capitalized" for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at June 30, 2021
			Basel III
		Consolidated	Minimum	To Be Categorized as
	Bank	Company	Requirement	“Well Capitalized” (1)
Tier 1 common equity ratio	12.6%	10.1%	4.5%	6.5%
Tier 1 risk-based based capital ratio	12.6	11.3	6.0	8.0
Total risk-based based capital ratio	13.7	14.5	8.0	10.0
Tier 1 leverage ratio	9.2	8.2	4.0	5.0
(1)	Only the Bank is subject to these requirements.

Legacy Dime repurchased 1,457,833 shares of its common stock during the six months ended June 30, 2020. The Holding Company repurchased 424,121 shares of its common stock during the six months ended June 30, 2021.  As of June 30, 2021, up to 373,659 shares remained available for purchase under the authorized share repurchase programs. See "Part II - Item 2. Other Information - Unregistered Sales of Equity Securities and Use of Proceeds" for additional information about repurchases of common stock.

The Holding Company paid $3.6 million in cash dividends on preferred stock during the six months ended June 30, 2021, and $1.1 million during the six months ended June 30, 2020. The Holding Company paid $15.1 million and $9.5 million in cash dividends on common stock during the six months ended June 30, 2021 and 2020, respectively.

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

Asset Quality

General

The Bank does not originate or purchase loans, either whole loans or loans underlying mortgage-backed securities (“MBS”), which would have been considered subprime loans at origination, i.e., real estate loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history. See Note 7 to the Company’s Unaudited Condensed Consolidated Financial Statements for a discussion of evaluation for impaired securities.

COVID-19 Related Loan Deferrals

Consistent with regulatory guidance to work with borrowers during the unprecedented situation caused by the COVID-19 pandemic and as outlined in the CARES Act, the Company established a formal payment deferral program in April 2020 for borrowers that have been adversely affected by the pandemic.

As of June 30, 2021, the Company had 25 loans, representing outstanding loan balances of $44.5 million, that were deferring both principal and interest (“P&I” deferrals).

The table below presents the loans with P&I deferrals as of June 30, 2021:

	June 30, 2021
	Number
(Dollars in thousands)	of Loans	Balance (1)
One-to-four family residential and cooperative/condominium apartment	13	$12,658
Multifamily residential and residential mixed-use	—	—
CRE	3	18,343
ADC	—	—
C&I	9	13,460
Total	25	$44,461
(1)	Amount excludes net deferred costs due to immateriality.

Pursuant to guidance under Section 4013 of the CARES Act, a qualified loan modification, such as a payment deferral, is exempt from classification as a TDR as defined by GAAP. This applies if the loan was current as of December 31, 2019 and the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate of the loan. This guidance was expected to expire on December 31, 2020.  The 2021 Consolidated Appropriations Act, which was signed into law December of 2020, extended the exemption for TDR classification until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak is lifted.

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

Monitoring and Collection of Delinquent Loans

Management of the Bank reviews delinquent loans on a quarterly basis and reports to its Board of Directors at each regularly scheduled Board meeting regarding the status of all non-performing and otherwise delinquent loans in the Bank’s portfolio.

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

Non-accrual Loans

Within the Bank’s held-for-investment loan portfolio, non-accrual loans totaled $28.3 million at June 30, 2021, and $17.9 million at December 31, 2020. During the three months ended June 30, 2021, loans totaling $5.2 million were placed on non-accrual status, including $181 thousand in PCD loans. There were $7.9 million of non-accrual loan sales during the three months ended June 30, 2021. There were $16 thousand of non-accrual loans paid off during the three months ended June 30, 2021. During the six months ended June 30, 2020, loans totaling $11.4 million were placed on non-accrual status, of which loans totaling $7.1 million were sold. Principal amortization of $0.03 million was recognized on non-accrual loans during the six months ended June 30, 2020.

The following is a reconciliation of non-accrual loans as of the dates indicated:

	June 30,	December 31,	June 30,
	2021	2020	2020 (1)

	(Dollars in thousands)
Non-accrual loans:
One-to-four family residential, including condominium and cooperative apartment	$4,933	$858	$819
Multifamily residential and residential mixed-use real estate	—	1,863	1,377
CRE	9,152	2,704	3,003
C&I	14,109	12,502	10,176
Other	92	1	2
Total non-accrual loans	$28,286	$17,928	$15,377
TDRs:
C&I	479	—	—
Total TDRs	$479	$—	$—
Ratios:
Total non-accrual loans to total loans	0.30%	0.32%	0.28%
Total non-performing assets to total assets	0.22	0.26	0.24
(1)	Non-performing assets includes non-accrual loans.

TDRs

The Bank is required to recognize loans for which certain modifications or concessions have been made as TDRs.  A TDR has been created in the event that, for economic or legal reasons, any of the following concessions has been granted that would not have otherwise been considered to a debtor experiencing financial difficulties. The following criteria are considered concessions:

●	A reduction of interest rate has been made for the remaining term of the loan
●	The maturity date of the loan has been extended with a stated interest rate lower than the current market rate for new debt with similar risk
●	The outstanding principal amount and/or accrued interest have been reduced

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank modified two loans in a manner that met the criteria for a TDR during the six months ended June 30, 2021. The Bank did not modify any loans in a manner that met the criteria for a TDR during the six months ended June 30, 2020.

Accrual status for TDRs is determined separately for each TDR in accordance with the Bank's policies for determining accrual or non-accrual status.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least three months. Conversely, if at the time of restructuring the loan is performing (and accruing) it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank's policy and agency regulations.

The Bank does not accept receivables or equity interests in satisfaction of TDRs.

For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

Please refer to Note 8 to the condensed consolidated financial statements for a further discussion of TDRs

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

The Bank had no OREO properties at June 30, 2021 or December 31, 2020. The Bank did not recognize any provisions for losses on OREO properties during the three or six months ended June 30, 2021 or 2020.

Other Potential Problem Loans

Loans Delinquent 30 to 59 Days

At June 30, 2021, the Company had loans totaling $147.7 million that were past due between 30 and 59 days. By July 22, 2021, loans delinquent 30 to 59 days declined to $38 million. At December 31, 2020, the Company had loans totaling $15.4 million that were past due between 30 and 59 days. The 30 to 59 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At June 30, 2021, the Company had loans totaling $10.8 million that were past due between 60 and 89 days. At December 31, 2020, the Company had loans totaling $918 thousand that were past due between 60 and 89 days. The 60 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on eleven loans with an aggregate outstanding balance of $6.7 million at June 30, 2021, and three loans with an aggregate outstanding balance of $3.3 million at December 31, 2020, all of which were 90 days or more past due. These loans were well secured and/or awaiting a forbearance extension or formal payment deferral, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Reserve for Loan Commitments

The Bank maintains a reserve associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $4.9 million, recorded in other liabilities, at June 30, 2021 and $25 thousand at December 31, 2020. This reserve is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this reserve are recognized in provision for credit losses. The adoption of the CECL standard resulted in a $1.4 million increase in the reserve. An additional $3.5 million increase in the reserve was recorded as a provision for credit losses primarily attributable to acquired loan commitments during the six months ended June 30, 2021.

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

The adoption of the CECL standard resulted in an initial decrease of $3.9 million to the allowance for credit losses and an increase of $1.4 million to the reserve for unfunded commitments. The after-tax cumulative-effect adjustment of $1.7 million was recorded as an increase to retained earnings as of January 1, 2021.

A provision of $11.5 million and $14.1 million were recorded during the six-month periods ended June 30, 2021 and 2020, respectively. The $11.5 million credit loss provision for the six months ended June 30, 2021 was primarily associated with the provision for credit losses recorded on acquired non-PCD loans which totaled $20.3 million for the Day 2 accounting of acquired loans from the Merger, and a provision for unfunded commitments which totaled $3.4 million. The provision on the remainder of the portfolio for the six months ended June 30, 2021 was negative $12.2 million primarily as a result of improvement in forecasted macroeconomic conditions, as well as releases of reserves on PDC individually analyzed loans. During the six months ended June 30, 2020, the credit loss provision was driven mainly by an increase in the general allowance for credit losses due to the adjustment of qualitative factors to account for the effects of the COVID-19 pandemic and related economic disruption. During the three months ended June 30, 2021 and 2020, a release of $4.2 million and a provision of $6.1 million were recorded, respectively. During the three months ended June 30, 2021, the change in the provision was primarily the result of improvement in forecasted macroeconomic conditions, as well as releases of reserves on PCD individually analyzed loans.  During the three months ended June 30, 2020, the credit loss provision was driven mainly by an increase in the general allowance for credit losses due to the adjustment of qualitative factors to account for the effects of the COVID-19 pandemic and related economic disruption.

For a further discussion of the allowance for credit losses and related activity during the three- or six-month periods ended June 30, 2021 and 2020, and as of December 31, 2020, please see Note 8 to the unaudited condensed consolidated financial statements.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Assets. Assets totaled $12.70 billion at June 30, 2021, $5.92 billion above their level at December 31, 2020, primarily due to an increase in the loan portfolio of $3.87 billion, an increase in securities of $717.0 million, an increase in BOLI of $137.0 million, an increase in derivative assets of $26.5 million, an increase in accrued interest receivable of $12.4 million, and an increase in other assets of $50.5 million, offset by a decrease in FHLBNY capital stock of $38.3 million.  These changes were mainly due to the acquisition of assets due to the Merger.

Total loans increased $3.87 billion during the six months ended June 30, 2021, to $9.45 billion at period end. During the period, the Bank had originations of $1.37 billion. Additionally, the allowance for credit losses increased by $51.3 million which was due to the acquisition (credit mark on PCD loans plus provision on non-PCD), offset by CECL adoption,  improvements in forecasted macroeconomic conditions, and releases of reserves on PCD individually analyzed loans during the six months ended June 30, 2021.

The $137.0 million increase in BOLI was mainly due to purchases of $40 million during the six months ended June 30, 2021, and acquisition of $94.1 million in the merger.

Liabilities. Total liabilities increased $5.42 billion during the six months ended June 30, 2021, to $11.53 billion at period end, primarily due to an increase of $6.54 billion in deposits, an increase of $83.4 million in subordinated debt, an increase of $32.3 million in lease liability for operating leases, and an increase of $5.5 million in derivative liabilities. These changes were mainly due to the assumption of liabilities due to the Merger. FHLBNY advances and other borrowings declined by $1.18 billion, as the Company used excess liquidity on the balance sheet to paydown borrowings.

The Company terminated 28 interest rates swaps related to FHLBNY advances totaling $505.0 million during the six months ended June 30, 2021 with a termination fee of $16.5 million.  The remaining four interest rate swaps are in an asset position as of June 30, 2021.

Stockholders’ Equity. Stockholders’ equity increased $503.2 million during the six months ended June 30, 2021 to $1.20 billion at period end, due to share issuances associated with the Merger of $491.2 million, net income for the period of $30.2 million, and income from other comprehensive income of $10.5 million, offset by common stock dividends of $15.1 million and preferred stock dividends of $3.6 million.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020

The Company’s results of operations for the second quarter of 2021 include income for the full quarter from the merger with Bridge Bancorp, Inc. (“Bridge”), compared to two months for the first quarter of 2021 following the completion of the merger on February 1, 2021. The Company’s historical information for the second quarter of 2020 does not include the historical GAAP results of Bridge.

General. Net income was $51.3 million during the three months ended June 30, 2021, higher than net income of $13.0 million for the three months ended June 30, 2020. During the three months ended June 30, 2021, net interest income increased by $49.7 million, non-interest income increased by $21.2 million, non-interest expense increased by $25.5 million, income tax expense increased by $17.3 million and the credit loss  provision decreased by $10.3 million, compared to the three months ended June 30, 2020. Please see "Provision for Credit Losses" for a discussion of the decrease in the credit loss provision for the three month period ended June 30, 2021.

Net Interest Income.  The discussion of net interest income for the three months ended June 30, 2021 and 2020 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended June 30,
	2021			2020
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$8,156,368	$74,437	3.66%	$4,867,970	$49,058	4.03%
Commercial and industrial loans	932,297	13,277	5.71	326,269	3,583	4.39
SBA PPP loans	1,282,347	6,174	1.93	192,730	1,488	3.09
Other loans	24,349	400	6.59	870	13	5.98
Mortgage-backed securities	825,949	3,483	1.69	468,705	3,064	2.61
Investment securities	312,012	1,643	2.11	65,155	582	3.57
Other short-term investments	456,785	987	0.87	169,846	846	1.99
Total interest-earning assets	11,990,107	100,401	3.36%	6,091,545	58,634	3.85%
Non-interest earning assets	766,802			298,223
Total assets	$12,756,909			$6,389,768

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking	$1,067,043	$501	0.19%	$222,694	$212	0.38%
Money market	3,712,344	1,941	0.21	1,656,394	2,495	0.61
Savings	1,189,460	212	0.07	404,389	305	0.30
Certificates of deposit	1,421,480	2,149	0.61	1,511,598	6,688	1.78
Total interest-bearing deposits	7,390,327	4,803	0.26	3,795,075	9,700	1.03
FHLBNY Advances	145,324	132	0.36	962,657	4,047	1.69
Subordinated debt, net	197,218	2,211	4.50	113,955	1,330	4.69
Other short-term borrowings	5,514	1	0.07	2,747	1	0.15
Total borrowings	348,056	2,344	2.70	1,079,359	5,378	2.00
Total interest-bearing liabilities	7,738,383	7,147	0.37%	4,874,434	15,078	1.24%
Non-interest-bearing checking	3,652,482			618,107
Other non-interest-bearing liabilities	175,031			245,908
Total liabilities	11,565,896			5,738,449
Stockholders' equity	1,191,013			651,319
Total liabilities and stockholders' equity	$12,756,909			$6,389,768
Net interest income		$93,254			$43,556
Net interest spread			2.99%			2.61%
Net interest-earning assets	$4,251,724			$1,217,111
Net interest margin			3.12%			2.86%
Ratio of interest-earning assets to interest-bearing liabilities			154.94%			124.97%
Deposits (including non-interest-bearing checking accounts)	$11,042,809	$4,803	0.17%	$4,413,182	$9,700	0.88%

Rate/Volume Analysis

	Three Months Ended June 30, 2021
	Compared to Three Months Ended June 30, 2020
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$31,455	$(6,076)	$25,379
Commercial and industrial loans	7,627	2,067	9,694
SBA PPP loans	6,819	(2,133)	4,686
Other loans	368	19	387
Mortgage-backed securities	1,910	(1,491)	419
Investment securities	1,747	(686)	1,061
Other short-term investments	1,020	(879)	141
Total interest-earning assets	$50,946	$(9,179)	$41,767
Interest-bearing liabilities:
Interest-bearing checking	$597	$(308)	$289
Money market	2,066	(2,620)	(554)
Savings	363	(456)	(93)
Certificates of deposit	(282)	(4,257)	(4,539)
FHLBNY Advances	(2,086)	(1,829)	(3,915)
Subordinated debt, net	949	(68)	881
Other short-term borrowings	1	(1)	—
Total interest-bearing liabilities	$1,608	$(9,539)	$(7,931)
Net change in net interest income	$49,338	$360	$49,698

Net interest income was $93.3 million during the three months ended June 30, 2021, an increase of $49.7 million from the three months ended June 30, 2020. Average interest-earning assets were $11.99 billion for the three months ended June 30, 2021, an increase of $5.98 billion from $6.02 billion for the three months ended June 30, 2020. Net interest margin (“NIM”) was 3.12% during the three months ended June 30, 2021, up from 2.86% during the three months ended June 30, 2020.

Interest Income. Interest income was $100.4 million during the three months ended June 30, 2021, an increase of $41.8 million from the three months ended June 30, 2020, primarily reflecting increases in interest income of $25.4 million on real estate loans, $9.7 million on C&I loans, $4.7 million on SBA PPP loans, $0.4 million on other loans, $1.1 million on investment securities, $0.4 million on mortgage-backed securities, and $0.1 million on other short-term investments. The increased interest income on real estate loans was related to an increase of $3.29 billion in the average balance of such loans in the period, offset by a 37-basis point decrease in the yield. The increased interest income on C&I loans was due to an increase of $606.0 million in the average balance of such loans during the period. The increased average balances were due to the merger.

Interest Expense. Interest expense decreased $7.9 million, to $7.1 million, during the three months ended June 30, 2021, from $15.1 million during the three months ended June 30, 2020. The decreased interest expense was mainly attributable to a reduction in interest rates offered on CDs as well as a decrease in average balances of $90.1 million in CD products, and a decrease in average balances of $817.3 million in FHLBNY advances.

Provision for Credit Losses. The Company recognized a credit loss recovery of $4.2 million during the three months ended June 30, 2021, compared to a provision of $6.1 million for the three months ended June 30, 2020. The $4.2 million credit loss recovery for the second quarter of 2021 was primarily associated with the improvement in forecasted macroeconomic conditions, as well as releases of reserves on PCD individually analyzed loans.

Non-Interest Income. Non-interest income was $29.5 million during the three months ended June 30, 2021, compared to non-interest income of $8.4 million during the three months ended June 30, 2020, primarily due to one-time gain on sale of SBA PPP loans of $20.7 million, an increase of service charges and other fees of $2.8 million, offset by a decrease of

$1.9 million of loan level derivative income, and a decrease of $3.6 million in gains on sales of securities and other investments for the three months ended June 30, 2021.

Non-Interest Expense. Non-interest expense was $54.9 million during the three months ended June 30, 2021, an increase of $25.6 million from $29.3 million during the three months ended June 30, 2020,  primarily the result of an increase in merger expenses of $0.8 million during the quarter, an increase in salaries and employee benefit expense of $12.4 million, an increase in occupancy and equipment of $4.2 million, an increase in data processing costs of $3.0 million, an increase in professional services of $2.3 million, branch restructuring costs of $1.7 million, and offset by a decrease in severance of $1.9 million.

Non-interest expense was 1.72% and 1.84% of average assets during the three-month periods ended June 30, 2021 and 2020, respectively.

Income Tax Expense. Income tax expense was $20.9 million during the three months ended June 30, 2021, compared to tax expense of $3.6 million during the three months ended June 30, 2020. The reported effective tax rate for the second quarter of 2021 was 28.9%, and 21.6% for the second quarter of 2020. The increase in the effective tax rate during the second quarter of 2021 compared to the year ago quarter was primarily the result of the loss of benefits from the Company’s REITs and non-deductible expenses during the period.

Comparison of Operating Results for the Six Months Ended June 30, 2021 and 2020

General.  Net income was $30.2 million during the six months ended June 30, 2021, an increase of $8.9 million from net income of $21.4 million during the six months ended June 30, 2020.  During the six months ended June 30, 2021,  non-interest expense increased by $82.3 million and income tax expense increased by $7.9 million. This was offset by a provision for credit losses decrease of $2.5 million, an increase in net interest income of $87.0 million, and an increase in non-interest income of $9.5 million.

Net Interest Income.  The discussion of net interest income for the six months ended June 30, 2021 and 2020 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Six Months Ended June 30,
	2021			2020
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$7,649,460	$140,581	3.71%	$4,911,181	$99,175	4.04%
Commercial and industrial loans	832,130	23,113	5.60	326,961	7,628	4.67
SBA PPP loans	1,104,100	11,223	2.05	96,365	1,488	3.09
Other loans	20,948	753	7.25	1,157	28	4.84
Mortgage-backed securities	746,013	6,562	1.77	477,714	6,369	2.67
Investment securities	256,275	2,944	2.32	56,108	1,003	3.58
Other short-term investments	420,266	1,980	0.95	150,970	1,848	2.45
Total interest-earning assets	11,029,192	187,156	3.42%	6,020,456	117,539	3.90%
Non-interest earning assets	688,144			278,405
Total assets	$11,717,336			$6,298,861

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking	$865,776	$813	0.19%	$190,861	$299	0.31%
Money market	3,305,295	3,967	0.24	1,618,587	6,081	0.75
Savings	1,027,335	419	0.08	394,079	672	0.34
Certificates of deposit	1,471,471	4,902	0.67	1,549,074	14,574	1.89
Total interest-bearing deposits	6,669,877	10,101	0.31	3,752,601	21,626	1.16
FHLBNY Advances	497,288	1,842	0.75	1,024,105	9,131	1.79
Subordinated debt, net	182,991	4,113	4.53	113,937	2,661	4.68
Other short-term borrowings	10,241	5	0.10	6,319	41	1.30
Total borrowings	690,520	5,960	1.74	1,144,361	11,833	2.07
Total interest-bearing liabilities	7,360,397	16,061	0.44%	4,896,962	33,459	1.37%
Non-interest-bearing checking	3,076,754			542,788
Other non-interest-bearing liabilities	169,973			219,780
Total liabilities	10,607,124			5,659,530
Stockholders' equity	1,110,212			639,331
Total liabilities and stockholders' equity	$11,717,336			$6,298,861
Net interest income		$171,095			$84,080
Net interest spread			2.98%			2.53%
Net interest-earning assets	$3,668,795			$1,123,494
Net interest margin			3.13%			2.79%
Ratio of interest-earning assets to interest-bearing liabilities			149.85%			122.94%
Deposits (including non-interest-bearing checking accounts)	$9,746,631	$10,101	0.21%	$4,295,389	$21,626	1.01%

Rate/Volume Analysis

	Six Months Ended June 30, 2021
	Compared to Six Months Ended June 30, 2020
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$52,151	$(10,745)	$41,406
Commercial and industrial loans	12,838	2,647	15,485
SBA PPP loans	12,837	(3,102)	9,735
Other loans	593	132	725
Mortgage-backed securities	2,939	(2,746)	193
Investment securities	2,923	(982)	1,941
Other short-term investments	2,264	(2,132)	132
Total interest-earning assets	$86,545	$(16,928)	$69,617
Interest-bearing liabilities:
Interest-bearing checking	$833	$(319)	$514
Money market	4,126	(6,240)	(2,114)
Savings	662	(915)	(253)
Certificates of deposit	(550)	(9,122)	(9,672)
FHLBNY Advances	(3,354)	(3,935)	(7,289)
Subordinated debt, net	1,565	(113)	1,452
Other short-term borrowings	13	(49)	(36)
Total interest-bearing liabilities	$3,295	$(20,693)	$(17,398)
Net change in net interest income	$83,250	$3,765	$87,015

Net Interest Income.  Net interest income was $171.1 million during the six months ended June 30, 2021, an increase of $87.0 million from $84.1 million during the six months ended June 30, 2021.  Average interest-earning assets were $11.03 billion for the six months ended June 30, 2021, an increase of $5.01 billion compared to $6.02 billion for the six months ended June 30, 2020. Net interest margin was 3.13% during the six months ended June 30, 2021, up from 2.79% during the six months ended June 30, 2020.

Interest Income.  Interest income was $187.2 million during the six months ended June 30, 2021, an increase of $69.6 million from the six months ended June 30, 2020, primarily reflecting increases in interest income of $41.4 million on real estate loans, $15.5 million on C&I loans, $9.7 million on SBA PPP loans, $0.7 million on other loans, $0.2 million on mortgage-backed securities, $1.9 million on investment securities, and $0.1 million on other short-term investments. The increased interest income on real estate loans was due to an increase of $2.74 billion in the average balance of such loans in the period, offset in part by a 33 basis point decrease in the yield. The increased interest income on other interest-earning assets was due to the increase in average balances versus the year-ago time period.  The increased interest income on C&I loans was due to growth of $505.2 million in the average balances of C&I loans during the period.   The increased interest income from mortgage-backed securities was due to the increase in the average balances of $268.3 million. The increased average balances were related to increased balances from the merger.

Interest Expense.  Interest expense decreased $17.4 million, to $16.1 million, during the six months ended June 30, 2021, from $33.5 million during the six months ended June 30, 2020. The decrease in interest expense was due to decreased rates offered on CD  accounts, and a decrease of $77.7  million in the average balances of such accounts, and a decrease of $526.8  million in the average balances of FHLBNY advances and a decrease of 104 basis points in the cost of such borrowings.

Provision for Credit Losses. The Company recognized a provision for credit losses of $11.5 million during the six months ended June 30, 2021, compared to $14.1 million for the six months ended June 30, 2020.  The change in provision for the six months ended June 30, 2021 primarily associated with the provision for credit losses recorded on acquired non-PCD loans which totaled $20.3 million for the Day 2 accounting of acquired loans from the Merger. The provision on the remainder of the portfolio for the six months ended June 30, 2021 was negative $12.2 million primarily as a result of improvement in forecasted macroeconomic conditions, as well as releases of reserves on PCD individually analyzed loans.

Non-Interest Income. Non-interest income was $22.2 million during the six months ended June 30, 2021, an increase of $9.6  million from $12.6 million during the six months ended June 30, 2020, due to increases in gains on the sales of SBA loans of $21.6 million and service charges and other fees of $4.5 million, offset by losses on loan swap terminations of $16.5 million, and decreases in gains on sales of securities and other assets of $2.4 million and decreases in loan level derivative income of $1.3 million.

Non-Interest Expense.  Non-interest expense was $137.7 million during the six months ended June 30, 2021 an increase of $82.3 million from $55.4 million during the six months ended June 30, 2020, reflecting an increase of $21.7 million in salaries and employee benefits expense, an increase of $7.1 million in occupancy and equipment expense, an increase of $0.8 million in marketing expense, an increase of $4.5 million in data processing costs, an increase of $2.6 million in professional services expense, an increase of $0.9 million in federal deposit insurance premiums, and an increase of $38.1 million of merger related expenses.

Non-interest expense was 2.35% and 1.76% of average assets during the six-month periods ended June 30, 2021 and 2020, respectively.

Income Tax Expense.   Income tax expense was $13.8 million during the six months ended June 30, 2021, an increase of $7.9 million from $5.9 million during the six months ended June 30, 2020.  The Company's consolidated tax rate was 28.9% during the six months ended June 30, 2021, an increase from 21.6% during the six months ended June 30, 2020. The increase in the effective tax rate during the six months ended June 30, 2021 compared to the year ago period was primarily the result of the loss of benefits from the Company’s REIT and non-deductible expenses during the period.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2020 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2021. The following is an update of the discussion provided therein.

General. The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the three and six months ended June 30, 2021, the Company conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

The analysis that follows presents, as of June 30, 2021 and December 31, 2020, the estimated EVE at both the Pre-Shock Scenario and the +100 Basis Point Rate Shock Scenario.

	June 30, 2021			December 31, 2020
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 100 Basis Points	$1,229,834	$170,692	16.12%	$597,398	$3,971	0.67%
Pre-Shock Scenario	1,059,142	—	—	593,427	—	—

The Company’s Pre-Shock Scenario EVE increased from $593.4 million at December 31, 2020 to $1.06 billion at June 30, 2021. The primary factor contributing to the significant increase in EVE at June 30, 2021, was the completion of the Merger in the first quarter.

The Company’s EVE in the +100 Basis Point Rate Shock Scenario increased from $597.4 million at December 31, 2020 to $1.23 billion at June 30, 2021.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income over the 12-month period beginning June 30, 2021 assuming gradual changes in interest rates for the given rate scenarios:

Percentage Change in
Gradual Change in Interest rates of:	Net Interest Income
+ 200 Basis Points	1.76%
+ 100 Basis Points	0.72%

Item 4.Controls and Procedures

Management of the Company, with the participation of its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2021, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were changes in the Company’s internal control over financial reporting related to CECL and business combinations that occurred during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company was not involved in any actions or proceedings that were likely to have a material adverse impact on its financial condition and results of operations as of June 30, 2021.

Item 1A.Risk Factors

There have been no changes to the risks disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.

(c)

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Programs (1)
April 2021	—	$—	—	797,780
May 2021	206,827	34.22	206,827	590,953
June 2021	217,294	34.34	217,294	373,659
(1)	In February 2019, the Company announced the adoption of a new stock repurchase plan for up to 1,000,000 shares, replacing the previous plan. There is no expiration date for the stock repurchase plan. As of June 30, 2021, there were 373,659 shares remaining to be purchased in the plan.

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
4.1

Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Dime Community Bancshares, Inc.’s Current Report on Form 8-K, filed on June 13, 2017 (File No. 000-27782))

4.2

First Supplemental Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee, including the form of 4.50% fixed-to-floating rate subordinated debentures due 2027 (incorporated by reference to Exhibit 4.2 to Dime Community Bancshares, Inc.’s Current Report on Form 8-K, filed on June 13, 2017 (File No. 000-27782))

4.3

Second Supplemental Indenture, dated as of February 1, 2021, by and between the Registrant and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021 (File No. 001-34096))

10.1

Form of Amendment to Employment Agreement entered into with Kevin M. O’Connor, Stuart H. Lubow, Avinash Reddy and Conrad J. Gunther (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 28, 2021 (File No. 001-34096))

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101

The following financial statements from Dime Community Bancshares, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021, filed on August 9, 2021, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2021 and 2020, (iv) Consolidated Statements of Stockholders' Equity for the Three and Six Months Ended June 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

Dime Community Bancshares, Inc.

Dated: August 9, 2021	By:	/s/ KEVIN M. O’CONNOR
Kevin M. O’Connor
Chief Executive Officer

Dated: August 9, 2021	By:	/s/ AVINASH REDDY
Avinash Reddy
Senior Executive Vice President and Chief Financial Officer