Form 10-Q
period 2021-09-30
Dime Community Bancshares, Inc. /NY/
filed 2021-11-09
CIK 846617

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at October 31, 2021
$0.01 Par Value	40,454,438

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

Item 1.   Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands except share amounts)

	September 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$629,011	$243,603
Mortgage-backed securities available-for-sale, at fair value	1,212,383	426,979
Investment securities available-for-sale, at fair value	496,680	111,882
Investment securities held-to-maturity	40,303	—
Marketable equity securities, at fair value	—	5,970
Loans held for sale	14,720	5,903
Loans held for investment, net:
Real estate	8,251,743	4,978,195
Commercial and industrial ("C&I") loans	1,012,415	641,533
Other loans	20,713	2,316
Allowance for credit losses	(81,255)	(41,461)
Total loans held for investment, net	9,203,616	5,580,583
Premises and fixed assets, net	49,615	19,053
Premises held for sale	2,799	—
Restricted stock	37,719	60,707
Bank Owned Life Insurance ("BOLI")	293,898	156,096
Goodwill	155,339	55,638
Other intangible assets	9,077	—
Operating lease assets	56,836	33,898
Derivative assets	41,700	18,932
Accrued interest receivable	43,284	34,815
Other assets	77,401	27,551
Total assets	$12,364,381	$6,781,610

Liabilities
Interest-bearing deposits	$6,852,205	$3,744,371
Non-interest-bearing deposits	3,821,832	780,751
Total deposits	10,674,037	4,525,122
Federal Home Loan Bank of New York ("FHLBNY") advances	25,000	1,204,010
Other short-term borrowings	2,629	120,000
Subordinated debt, net	197,142	114,052
Operating lease liabilities	62,870	39,874
Derivative liabilities	38,889	37,374
Other liabilities	162,697	40,082
Total liabilities	11,163,264	6,080,514

Commitments and contingencies

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at September 30, 2021 and December 31, 2020)	116,569	116,569
Common stock ($0.01 par 80,000,000 shares authorized, 41,599,973 shares and 34,813,302 shares issued at September 30, 2021 and December 31, 2020, respectively, and 40,714,828 shares and 21,232,984 shares outstanding at September 30, 2021 and December 31, 2020, respectively)	416	348
Additional paid-in capital	493,775	278,295
Retained earnings	630,744	600,641
Accumulated other comprehensive loss, net of deferred taxes	(1,042)	(5,924)
Unearned equity awards	(9,417)	—
Common stock held by the Benefit Maintenance Plan ("BMP")	—	(1,496)
Treasury stock, at cost (885,145 shares and 13,580,318 shares at September 30, 2021 and December 31, 2020, respectively)	(29,928)	(287,337)
Total stockholders' equity	1,201,117	701,096
Total liabilities and stockholders' equity	$12,364,381	$6,781,610

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Loans	$94,045	$53,245	$269,715	$161,564
Securities	6,030	3,422	15,536	10,794
Other short-term investments	583	729	2,563	2,577
Total interest income	100,658	57,396	287,814	174,935
Interest expense:
Deposits and escrow	3,565	6,672	13,666	28,298
Borrowed funds	2,265	5,780	8,225	17,613
Total interest expense	5,830	12,452	21,891	45,911
Net interest income	94,828	44,944	265,923	129,024
(Credit) provision for credit losses	(5,187)	5,931	6,344	20,003
Net interest income after (credit) provision for credit losses	100,015	39,013	259,579	109,021
Non-interest income:
Service charges and other fees	4,581	1,632	11,377	3,918
Title fees	482	—	1,603	—
Loan level derivative income	445	1,544	2,796	5,201
BOLI income	2,249	1,033	5,181	3,831
Gain on sale of SBA loans	348	808	22,182	972
Gain on sale of residential loans	304	617	1,533	974
Net gain on equity securities	—	175	131	139
Net gain on sale of securities and other assets	—	215	730	3,357
Loss on termination of derivatives	—	—	(16,505)	—
Other	1,319	125	2,861	379
Total non-interest income	9,728	6,149	31,889	18,771
Non-interest expense:
Salaries and employee benefits	28,276	14,316	80,693	45,030
Severance	—	—	1,875	4,000
Occupancy and equipment	7,814	4,046	22,913	12,061
Data processing costs	3,573	2,146	12,132	6,177
Marketing	1,054	345	2,702	1,140
Professional services	2,751	935	7,154	2,713
Federal deposit insurance premiums	1,173	761	3,046	1,767
Loss from extinguishment of debt	—	—	1,751	—
Curtailment loss	—	—	1,543	—
Merger expenses and transaction costs	2,472	769	42,250	2,427
Branch restructuring costs	4,518	—	6,177	—
Amortization of other intangible assets	715	—	1,907	—
Other	4,437	1,535	10,327	4,924
Total non-interest expense	56,783	24,853	194,470	80,239
Income before income taxes	52,960	20,309	96,998	47,553
Income tax expense	14,565	4,441	28,359	10,327
Net income	38,395	15,868	68,639	37,226
Preferred stock dividends	1,822	1,822	5,465	2,962
Net income available to common stockholders	$36,573	$14,046	$63,174	$34,264
Earnings per common share:
Basic	$0.89	$0.66	$1.62	$1.57
Diluted	$0.89	$0.65	$1.62	$1.56

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$38,395	$15,868	$68,639	$37,226
Other comprehensive income (loss):
Change in unrealized holding gain or loss on securities available-for-sale:
Change in net unrealized gain or loss during the period	(8,654)	1,716	(15,222)	15,769
Reclassification adjustment for net gains included in net gain on securities and other assets	—	(215)	(1,207)	(3,357)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(735)	4	(1,595)	194
Reclassification adjustment for curtailment loss	—	—	1,543	—
Change in the net actuarial gain or loss	941	267	2,470	619
Change in unrealized gain or loss on derivatives:
Change in net unrealized gain or loss during the period	225	100	3,767	(25,098)
Reclassification adjustment for loss included in loss on termination of derivatives	—	—	16,505	—
Reclassification adjustment for expense included in interest expense	38	2,319	902	3,679
Other comprehensive (loss) income before income taxes	(8,185)	4,191	7,163	(8,194)
Deferred tax (benefit) expense	(2,567)	1,327	2,281	(2,595)
Total other comprehensive (loss) income, net of tax	(5,618)	2,864	4,882	(5,599)
Total comprehensive income	$32,777	$18,732	$73,521	$31,627

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Nine Month Period Ended September 30, 2021
						Accumulated
						Other
						Comprehensive		Common
	Number of			Additional		Loss,	Unearned	Stock	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Held by	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	BMP	at cost	Equity
Beginning balance as of January 1, 2021	21,232,984	$116,569	$348	$278,295	$600,641	$(5,924)	$—	$(1,496)	$(287,337)	$701,096
Cumulative change in accounting principle (Note 3)	—	—	—	—	1,686	—	—	—	—	1,686
Adjusted beginning balance on January 1, 2021	21,232,984	116,569	348	278,295	602,327	(5,924)	—	(1,496)	(287,337)	702,782
Net loss	—	—	—	—	(21,034)	—	—	—	—	(21,034)
Other comprehensive income, net of tax	—	—	—	—	—	6,455	—	—	—	6,455
Reverse merger with Bridge Bancorp Inc.	19,992,284	—	65	206,641	—	—	(2,603)	—	287,107	491,210
Exercise of stock options	15,928	—	—	292	—	—	—	—	80	372
Release of shares, net of forfeitures	335,959	—	3	8,562	—	—	(8,340)	—	(33)	192
Stock-based compensation	—	—	—	—	—	—	836	—	—	836
Shares received to satisfy distribution of retirement benefits	(41,101)	—	—	(1,359)	—	—	—	1,496	(1,130)	(993)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(5,175)	—	—	—	—	(5,175)
Ending balance as of March 31, 2021	41,536,054	116,569	416	492,431	574,297	531	(10,107)	—	(1,313)	1,172,824

Net income	—	—	—	—	51,278	—	—	—	—	51,278
Other comprehensive income, net of tax	—	—	—	—	—	4,045	—	—	—	4,045
Exercise of stock options	1,174	—	—	(7)	—	—	—	—	31	24
Release of shares, net of forfeitures	3,098	—	—	424	—	—	64	—	(141)	347
Stock-based compensation	—	—	—	—	—	—	1,514	—	—	1,514
Shares received related to tax withholding	(3,342)	—	—	—	—	—	—	—	(147)	(147)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(9,962)	—	—	—	—	(9,962)
Repurchase of shares of common stock	(424,121)	—	—	—	—	—	—	—	(13,825)	(13,825)
Ending balance as of June 30, 2021	41,112,863	$116,569	$416	$492,848	$613,791	$4,576	$(8,529)	$—	$(15,395)	$1,204,276

Net income	—	—	—	—	38,395	—	—	—	—	38,395
Other comprehensive loss, net of tax	—	—	—	—	—	(5,618)	—	—	—	(5,618)
Release of shares, net of forfeitures	82,004	—	—	1,048	—	—	(2,423)	—	1,615	240
Stock-based compensation	—	—	—	—	—	—	1,535	—	—	1,535
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(19,620)	—	—	—	—	(19,620)
Redemption of real estate investment trust ("REIT") preferred stock	—	—	—	(121)	—	—	—	—	—	(121)
Repurchase of shares of common stock	(480,039)	—	—	—	—	—	—	—	(16,148)	(16,148)
Ending balance as of September 30, 2021	40,714,828	$116,569	$416	$493,775	$630,744	$(1,042)	$(9,417)	$—	$(29,928)	$1,201,117

	Nine Month Period Ended September 30, 2020
						Accumulated
						Other
						Comprehensive		Common
	Number of			Additional		Loss,	Unearned	Stock	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Held by	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	BMP	at cost	Equity
Beginning balance as of January 1, 2020	22,780,208	$—	$348	$279,511	$581,817	$(5,940)	$(6,731)	$(1,496)	$(250,751)	$596,758
Net income	—	—	—	—	8,392	—	—	—	—	8,392
Other comprehensive loss, net of tax	—	—	—	—	—	(6,692)	—	—	—	(6,692)
Release of shares, net of forfeitures	59	—	—	5	—	—	(7)	—	2	—
Stock-based compensation	—	—	—	—	—	—	671	—	—	671
Proceeds from Preferred Stock issuance, net	—	72,224	—	—	—	—	—	—	—	72,224
Shares received related to tax withholding	(3,025)	—	—	—	—	—	—	—	(79)	(79)
Cash dividends declared to common stockholders, net	—	—	—	—	(4,915)	—	—	—	—	(4,915)
Repurchase of shares of common stock	(825,992)	—	—	—	—	—	—	—	(20,711)	(20,711)
Ending balance as of March 31, 2020	21,951,250	72,224	348	279,516	585,294	(12,632)	(6,067)	(1,496)	(271,539)	645,648

Net income	—	—	—	—	12,966	—	—	—	—	12,966
Other comprehensive loss, net of tax	—	—	—	—	—	(1,771)	—	—	—	(1,771)
Exercise of stock options, net	1,973	—	—	38	—	—	—	—	—	38
Release of shares, net of forfeitures	127,582	—	—	(784)	—	—	(1,960)	—	2,772	28
Stock-based compensation	—	—	—	—	—	—	478	—	—	478
Proceeds from Preferred Stock issuance, net	—	44,345	—	—	—	—	—	—	—	44,345
Shares received related to tax withholding	(6,912)	—	—	—	—	—	—	—	(169)	(169)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,140)	—	—	—	—	(1,140)
Cash dividends declared to common stockholders	—	—	—	—	(4,623)	—	—	—	—	(4,623)
Repurchase of shares of common stock	(631,842)	—	—	—	—	—	—	—	(14,257)	(14,257)
Ending balance as of June 30, 2020	21,442,051	$116,569	$348	$278,770	$592,497	$(14,403)	$(7,549)	$(1,496)	$(283,193)	$681,543

Net income	—	—	—	—	15,868	—	—	—	—	15,868
Other comprehensive income, net of tax	—	—	—	—	—	2,864	—	—	—	2,864
Release of shares, net of forfeitures	(2,368)	—	—	(1)	—	—	50	—	(49)	—
Stock-based compensation	—	—	—	—	—	—	804	—	—	804
Shares received related to tax withholding	(4,203)	—	—	—	—	—	—	—	(81)	(81)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(4,630)	—	—	—	—	(4,630)
Repurchase of shares of common stock	(19,196)	—	—	—	—	—	—	—	(388)	(388)
Ending balance as of September 30, 2020	21,416,284	$116,569	$348	$278,769	$601,913	$(11,539)	$(6,695)	$(1,496)	$(283,711)	$694,158

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,639	$37,226
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sales of securities available-for-sale and other assets	(730)	(3,357)
Net gain on equity securities	(131)	(139)
Net gain on sale of loans held for sale	(23,715)	(1,946)
Loss on termination of derivatives	16,505	—
Net depreciation, amortization and accretion	4,907	3,786
Amortization of other intangible assets	1,907	—
Stock-based compensation	3,885	1,953
Provision for credit losses	6,344	20,003
Originations of loans held for sale	(38,709)	(26,007)
Proceeds from sale of loans originated for sale	57,558	38,789
Increase in cash surrender value of BOLI	(4,831)	(2,697)
Gain from death benefits from BOLI	(350)	(1,134)
Deferred income tax benefit	(12,704)	(6,841)
Decrease (increase) in other assets	126,377	(17,810)
(Decrease) increase in other liabilities	(45,669)	6,148
Net cash provided by operating activities	159,283	47,974
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	138,077	68,784
Proceeds from sales of marketable equity securities	6,101	410
Purchases of securities available-for-sale	(1,025,697)	(149,353)
Purchases of securities held-to-maturity	(40,303)	—
Acquisition of marketable equity securities	—	(136)
Proceeds from calls and principal repayments of securities available-for-sale	350,598	121,169
Purchase of BOLI	(40,000)	(40,000)
Proceeds received from cash surrender value of BOLI	1,464	3,020
Loans purchased	(9,855)	(18,892)
Proceeds from the sale of portfolio loans transferred to held for sale	681,956	35,025
Net decrease (increase) in loans	244,995	(266,490)
Purchases of fixed assets, net	(781)	(1,442)
Redemptions (purchases) of restricted stock, net	46,350	(1,286)
Net cash received in business combination	715,988	—
Net cash provided by (used in) investing activities	1,068,893	(249,191)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	733,744	133,042
Repayments of FHLBNY advances, long-term	(190,150)	(188,800)
Repayments of FHLBNY advances, short-term, net	(2,663,865)	—
Proceeds from FHLBNY advances, short-term	1,435,000	127,500
Proceeds from FHLBNY advances, long-term	25,000	97,450
Repayments of other short-term borrowings, net	(117,371)	(40,000)
Proceeds from preferred stock issuance, net	—	116,569
Proceeds from exercise of stock options	396	38
Release of stock for benefit plan awards	779	28
Payments related to tax withholding for equity awards	(147)	(329)
BMP ESOP shares received to satisfy distribution of retirement benefits	(993)	—
Treasury shares repurchased	(29,973)	(35,356)
Redemption of REIT preferred stock	(121)	—
Cash dividends paid to preferred stockholders	(5,465)	(2,962)
Cash dividends paid to common stockholders	(29,602)	(14,168)
Net cash (used in) provided by financing activities	(842,768)	193,012
Increase (decrease) in cash and cash equivalents	385,408	(8,205)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	243,603	155,488
CASH AND CASH EQUIVALENTS, END OF PERIOD	$629,011	$147,283

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$17,930	$13,755
Cash paid for interest	21,995	46,972
Loans transferred to held for sale	685,747	47,938
Loans transferred to held for investment	10,000	—
Premises held for investment transferred to held for sale	2,799	—
Premises held for sale transferred to premises and fixed assets, net	—	(514)
Operating lease assets in exchange for operating lease liabilities	4,048	1,524
Cumulative change due to CECL adoption	1,686	—
Net non-cash liabilities assumed in Merger (See Note 2)	324,479	—

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

As of September 30, 2021, we operated 65 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, and the Bronx.

The Company is a bank holding company engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank, which was known as BNB Bank prior to the Merger. The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations include Dime Community Inc., a real estate investment trust subsidiary which was formerly known as Bridgehampton Community, Inc., as an operating subsidiary. Our bank operations also include Bridge Abstract LLC (“Bridge Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. In connection with the Merger, on February 1, 2021, the Holding Company acquired Dime Community Bank and its wholly-owned subsidiaries. In September 2021, the Company dissolved two REITs, DSBW Preferred Funding Corporation and DSBW Residential Preferred Funding Corporation, which were wholly-owned subsidiaries of the Bank. The preferred shares issued by the REITs were redeemed in connection with the dissolutions.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Legacy Dime’s Annual Report on Form 10-K for the year ended December 31, 2019, which remain significantly unchanged and have been followed similarly as in prior periods except for the allowance for credit losses policy, resulting from the adoption of Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” and certain policies added as a result of the Merger.

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

It is possible that there will be continued material, adverse impacts to significant estimates, asset valuations, and business operations, including intangible assets, investments, loans, deferred tax assets, and derivative counter party risk.

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

The following table provides the purchase price allocation as of the Merger Date and the Bridge assets acquired and liabilities assumed at their estimated fair value as of the Merger Date as recorded by Dime Community Bancshares. We recorded the estimate of fair value based on initial valuations available at the Merger Date and these estimates are considered preliminary and subject to adjustment for up to one year after the Merger Date. While we believe that the information available on the Merger Date provided a reasonable basis for estimating fair value, we are currently within the measurement period and our estimates of fair value are provisional. During the third quarter of 2021, no material fair value adjustments to acquired assets and assumed liabilities were identified. We expect that we may obtain additional information and evidence during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the Merger Date or the date we are able to determine that we have obtained all necessary information about the facts and circumstances that existed as of Merger Date. We expect to finalize all valuations and record final adjustments during the fourth quarter of 2021. Subsequent adjustments to fair value, if necessary, will be reflected in our future filings.

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

Supplemental disclosures of cash flow information related to investing and financing activities regarding the Merger are as follows for the nine months ended September 30, 2021:

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

Pro Forma Combined Results of Operations

The following pro forma financial information presents the consolidated results of operations of Legacy Dime and Bridge as if the Merger occurred as of January 1, 2020 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of discounts (premiums) associated with the fair value adjustments of acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and other debt, and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2020. Merger related expenses incurred by the Company during the three and nine months ended September 30, 2021 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had Legacy Dime merged with Bridge at the beginning of 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands except per share amounts)	2021	2020	2021	2020
Net interest income	$93,316	$86,818	$274,499	$252,455
Non-interest income	9,728	12,939	33,240	33,030
Net income	39,978	29,971	92,782	72,015
Net income available to common shareholders	37,700	27,791	86,390	68,169
Earnings per share:
Basic	0.93	0.68	2.11	1.66
Diluted	0.93	0.68	2.11	1.66

3.SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of September 30, 2021 and December 31, 2020, the results of operations and statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020, the changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020.

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

The adoption of the CECL Standard resulted in an initial decrease of $3.9 million to the allowance for credit losses and an increase of $1.4 million to the reserve for unfunded commitments in other liabilities. The after-tax cumulative-effect adjustment of $1.7 million was recorded in retained earnings as of January 1, 2021. There were no held-to-maturity securities as of January 1, 2021 and, therefore, no impact from the adoption of the CECL Standard.

The allowance for credit losses is a valuation allowance that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loan losses are charged against the allowance when management believes it has confirmed the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The CECL Standard requires that debt securities held-to-maturity be accounted for under the current expected credit losses model, including historical loss experience and impact of current conditions and reasonable and supportable forecasts, with an associated allowance for credit losses. In addition, while credit losses on debt securities available-for-sale should be measured in accordance with the other-than-temporary impairment (“OTTI”) framework under current GAAP, the amendments in the CECL Standard require that these credit losses be presented as an allowance for credit losses.  For AFS debt securities, a decline in fair value due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis.

Management estimates the allowance for credit losses for the Company’s loan portfolio required using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historically observed credit loss experience of peer banks within our geography provide the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or terms as well as changes in environmental conditions, such as changes in unemployment rates, gross domestic product, and real estate pricing. Management evaluates the adequacy of the allowance on a quarterly basis.

Accrued interest receivable is excluded from the estimate of credit losses.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

One-to-four family residential, including condominium and cooperative apartment loans - Loans in this classification consist of residential real estate and one-to-four family real estate properties, and may have a mixed-use commercial aspect. Included in one-to-four family loans are also certain Small Business Administration ("SBA") loans in which the loan is secured by underlying real estate as collateral. The Bank may sell a portion of the loan, guaranteed by the SBA, to a third-party investor. Owner-occupied properties are generally underwritten based upon an appraisal performed by an independent, state licensed appraiser and the credit quality of the individual borrower. Investment properties require: (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 1.25x. The credit quality of this portfolio is largely dependent on economic factors, such as unemployment rates and housing prices.

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

Commercial real estate and commercial mixed-use loans - Loans in this classification consist of commercial real estate, both owner-occupied and non-owner occupied, and may have a residential aspect of less than 50% of the property’s rental income. The Bank’s underwriting standards for commercial real estate loans generally require: (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 1.25x. Included in commercial real estate loans are also certain SBA loans in which the loan is secured by underlying real estate as collateral. The Bank may sell a portion of the loan, guaranteed by the SBA, to a third-party investor. Repayment of commercial real estate loans is often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties. Repayment of such loans is generally more vulnerable to weak economic conditions, such as unemployment rates and commercial real estate prices.

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

Commercial, Industrial and Agricultural Loans - Loans in this classification consist of lines of credit, revolving lines of credit, and term loans, generally to businesses or high net worth individuals. The owners of these businesses typically provide recourse such that they guarantee the debt. The lines of credit are generally secured by the assets of the business, though they may at times be issued on an unsecured basis. Generally speaking, they are subject to renewal on an annual basis based upon review of the borrower’s financial statements. Term loans are generally secured by either specific or general asset liens of the borrower’s business. These loans are granted based upon the strength of the cash generation ability of the borrower. Included in C&I loans are also certain SBA loans in which the loan is secured by underlying assets of the business (excludes SBA Paycheck Protection Program (“PPP”) loans from allowance for credit losses as these loans carry a 100% guarantee from the SBA). The Bank may sell a portion of the loan, guaranteed by the SBA, to a third-party investor. The credit quality of this portfolio is largely dependent on economic factors, such as unemployment rates.

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

Loans that do not share risk characteristics are evaluated on an individual basis based on various factors. Loans evaluated individually are not included in the collective evaluation. Factors that may be considered are borrower delinquency trends and non-accrual status, probability of foreclosure or note sale, changes in the borrower’s circumstances or cash collections, borrower’s industry, or other facts and circumstances of the loan or collateral.

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures – The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures, which is included in other liabilities on the consolidated statements of financial condition, is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which is the same as the expected loss factor as determined based on the corresponding portfolio segment.

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

Held-to-maturity debt securities and the allowance for credit losses

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

With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities (“GSEs”), the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Therefore, the Company did not record an allowance for expected credit losses on its securities issued by GSEs at September 30, 2021.

Accrued interest receivable is excluded from the estimate of credit losses.

Available-for-sale debt securities and the allowance for credit losses

For available-for-sale debt securities in an unrealized loss position, management first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes in the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are excluded from earnings and reported, net of tax, in other comprehensive income (“OCI”).

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense.  Losses are charged against the allowance when management believes the collectability of an available-for-sale security is confirmed or when the criteria regarding intent or requirement to sell is met.

Accrued interest receivable is excluded from the estimate of credit losses.

4.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
	Securities	Defined		Other
	Available-	Benefit		Comprehensive
(In thousands)	for-Sale	Plans	Derivatives	Income (Loss)
Balance as of January 1, 2021	$12,694	$(6,086)	$(12,532)	$(5,924)
Other comprehensive (loss) income before reclassifications	(10,378)	2,706	13,850	6,178
Amounts reclassified from accumulated other comprehensive loss	(826)	(1,082)	612	(1,296)
Net other comprehensive (loss) income during the period	(11,204)	1,624	14,462	4,882
Balance as of September 30, 2021	$1,490	$(4,462)	$1,930	$(1,042)

Balance as of January 1, 2020	$4,621	$(6,024)	$(4,537)	$(5,940)
Other comprehensive income (loss) before reclassifications	10,783	423	(17,150)	(5,944)
Amounts reclassified from accumulated other comprehensive loss	(2,302)	133	2,514	345
Net other comprehensive income (loss) during the period	8,481	556	(14,636)	(5,599)
Balance as of September 30, 2020	$13,102	$(5,468)	$(19,173)	$(11,539)

The before and after-tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Change in unrealized holding gain or loss on securities available-for-sale:
Change in net unrealized gain or loss during the period	$(8,654)	$1,716	$(15,222)	$15,769
Reclassification adjustment for net gains included in net gain on securities and other assets	—	(215)	(1,207)	(3,357)
Net change	(8,654)	1,501	(16,429)	12,412
Tax (benefit) expense	(2,714)	475	(5,226)	3,931
Net change in unrealized holding gain or loss on securities available-for-sale, net of reclassification adjustments and tax	(5,940)	1,026	(11,203)	8,481
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(735)	4	(1,595)	194
Reclassification adjustment for curtailment loss	—	—	1,543	—
Change in the net actuarial gain or loss	941	267	2,470	619
Net change	206	271	2,418	813
Tax expense	65	86	795	257
Net change in pension and other postretirement obligations	141	185	1,623	556
Change in unrealized gain or loss on derivatives:
Change in net unrealized gain or loss during the period	225	100	3,767	(25,098)
Reclassification adjustment for loss included in loss on termination of derivatives	—	—	16,505	—
Reclassification adjustment for expense included in interest expense	38	2,319	902	3,679
Net change	263	2,419	21,174	(21,419)
Tax expense (benefit)	82	766	6,712	(6,783)
Net change in unrealized gain or loss on derivatives, net of reclassification adjustments and tax	181	1,653	14,462	(14,636)
Other comprehensive (loss) income, net of tax	$(5,618)	$2,864	$4,882	$(5,599)

5.EARNINGS PER COMMON SHARE ("EPS")

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average common shares outstanding during the reporting period. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into common stock, and prior to 2021, if all likely aggregate performance-based share awards ("PSA”) were issued. In determining the weighted average shares outstanding for basic and diluted EPS, treasury shares are excluded. Vested restricted stock award ("RSA") shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS. Unvested RSA and PSA shares not yet awarded are recognized as a special class of participating securities under ASC 260, and are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except share and per share amounts)	2021	2020	2021	2020

Net income available to common stockholders	$36,573	$14,046	$63,174	$34,264
Less: Dividends paid and earnings allocated to participating securities	(437)	(83)	(811)	(195)
Income attributable to common stock	$36,136	$13,963	$62,363	$34,069
Weighted average common shares outstanding, including participating securities	40,915,012	21,378,332	38,979,259	21,848,184
Less: weighted average participating securities	(489,274)	(187,781)	(405,102)	(191,438)
Weighted average common shares outstanding	40,425,738	21,190,551	38,574,157	21,656,746
Basic EPS	$0.89	$0.66	$1.62	$1.57

Income attributable to common stock	$36,136	$13,963	$62,363	$34,069
Weighted average common shares outstanding	40,425,738	21,190,551	38,574,157	21,656,746
Weighted average common equivalent shares outstanding	423	133,636	700	134,334
Weighted average common and equivalent shares outstanding	40,426,161	21,324,187	38,574,857	21,791,080
Diluted EPS	$0.89	$0.65	$1.62	$1.56

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 174,584 and 177,953 weighted-average stock options outstanding for the three and nine-month periods ended September 30, 2021, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period. There were no "out-of-the-money" stock options during the three-month or the nine-month period ended September 30, 2020.

6.PREFERRED STOCK

On February 5, 2020, Legacy Dime completed an underwritten public offering of 2,999,200 shares, or $75.0 million in aggregate liquidation preference, of its 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $25.00 per share (the “Legacy Dime Preferred Stock”). The net proceeds received from the issuance of preferred stock at the time of closing were $72.2 million. On June 10, 2020, Legacy Dime completed an underwritten public offering, a reopening of the February 5, 2020 original issuance, of 2,300,000 shares, or $57.5 million in aggregate liquidation preference, of the Legacy Dime Preferred Stock. The net proceeds received from the issuance of preferred stock at the time of closing were $44.3 million.

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

7.INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following tables summarize the major categories of securities owned by the Company as of the dates indicated:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$82,475	$—	$(1,457)	$81,018
Treasury securities	248,173	5	(482)	247,696
Corporate securities	122,476	4,758	(401)	126,833
Pass-through MBS issued by GSEs	622,225	6,005	(6,273)	621,957
Agency Collateralized Mortgage Obligations ("CMOs")	590,385	5,159	(5,118)	590,426
State and municipal obligations	41,158	153	(178)	41,133
Total securities available-for-sale	$1,706,892	$16,080	$(13,909)	$1,709,063

	September 30, 2021
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Pass-through MBS issued by GSEs	$25,325	$—	$—	$25,325
Agency Collateralized Mortgage Obligations ("CMOs")	14,978	—	—	14,978
Total securities held-to-maturity	$40,303	$—	$—	$40,303

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$47,500	$12	$(91)	$47,421
Corporate securities	62,021	2,440	—	64,461
Pass-through MBS issued by GSEs	135,842	7,672	(31)	143,483
Agency CMOs	274,898	8,674	(76)	283,496
Total securities available-for-sale	$520,261	$18,798	$(198)	$538,861

As a result of the Merger, the Company acquired $652.0 million of securities available-for-sale on the Merger Date.

As of December 31, 2020, there were no securities held-to-maturity.

The carrying amount of securities pledged as collateral was $684.0 million and $99.4 million at September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The amortized cost and fair value of debt securities are shown by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	September 30, 2021
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$1,346	$1,351
One to five years	270,069	269,665
Five to ten years	209,938	212,881
Beyond ten years	12,929	12,783
Pass-through MBS issued by GSEs and agency CMO	1,212,610	1,212,383
Total	$1,706,892	$1,709,063

Held-to-maturity
Pass-through MBS issued by GSEs and agency CMO	$40,303	$40,303
Total	$40,303	$40,303

The following table presents the information related to sales of securities available-for-sale as of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Agency Notes:
Proceeds	$—	$—	$—	$273
Gross gains	—	—	—	—
Tax expense on gain	—	—	—	—
Gross losses	—	—	—	—
Tax benefit on loss	—	—	—	—
Corporate Securities:
Proceeds	—	—	50,273	25,403
Gross gains	—	—	729	1,344
Tax expense on gain	—	—	232	423
Gross losses	—	—	41	—
Tax benefit on loss	—	—	13	—
Pass through MBS issued by GSEs:
Proceeds	—	5,987	26,823	39,182
Gross gains	—	215	187	2,005
Tax expense on gain	—	67	59	630
Gross losses	—	—	35	—
Tax benefit on loss	—	—	11	—
Agency CMOs:
Proceeds	—	—	41,324	4,199
Gross gains	—	—	268	8
Tax expense on gain	—	—	85	3
Gross losses	—	—	44	—
Tax benefit on loss	—	—	14	—
State and municipal obligations:
Proceeds	—	—	19,657	—
Gross gains	—	—	143	—
Tax expense on gain	—	—	45	—
Gross losses	—	—	—	—
Tax benefit on loss	—	—	—	—

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Proceeds:
Marketable equity securities	$—	$137	$—	$410

There were no gains on marketable equity securities for the three months ended September 30, 2021. Net gain of $175 thousand was recognized on marketable equity securities for the three months ended September 30, 2020. Net gains of $131 thousand and $139 thousand were recognized on marketable equity securities for the nine months ended September 30, 2021 and 2020, respectively. Marketable equity securities were fully liquidated in connection with the termination of the BMP.

There were no sales of securities held-to-maturity during the three months ended September 30, 2021 and 2020.  There were no sales of securities held-to-maturity during the nine months ended September 30, 2021 and 2020.

There were no transfers to or from securities held-to-maturity during the three months ended September 30, 2021 and 2020.  There were no transfers to or from securities held-to-maturity during the nine months ended September 30, 2021 and 2020.

The following table summarizes the gross unrealized losses and fair value of investment and mortgage-backed securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	September 30, 2021
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$81,018	$1,457	$—	$—	$81,018	$1,457
Treasury securities	231,984	482	—	—	231,984	482
Corporate securities	17,863	401	—	—	17,863	401
Pass-through MBS issued by GSEs	446,864	6,273	—	—	446,864	6,273
Agency CMOs	347,726	5,118	—	—	347,726	5,118
State and municipal obligations	16,412	178	—	—	16,412	178

	December 31, 2020
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$22,409	$91	$—	$—	$22,409	$91
Pass-through MBS issued by GSEs	5,007	31	—	—	5,007	31
Agency CMOs	6,563	30	4,954	46	11,517	76

The issuers of securities available-for-sale are primarily U.S. government-sponsored entities or agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. In accordance with the Company’s investment policy, corporate notes are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. It is likely that the Company will not be required to sell the securities before their anticipated recovery, and as such, the Company does not consider these securities to be other-than-temporarily-impaired at September 30, 2021.

8.LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	September 30, 2021	December 31, 2020
One-to-four family residential and cooperative/condominium apartment	$683,665	$184,989
Multifamily residential and residential mixed-use	3,468,262	2,758,743
Commercial real estate ("CRE")	3,814,437	1,878,167
Acquisition, development, and construction ("ADC")	285,379	156,296
Total real estate loans	8,251,743	4,978,195
Commercial and industrial ("C&I")	1,012,415	641,533
Other loans	20,713	2,316
Total	9,284,871	5,622,044
Allowance for credit losses	(81,255)	(41,461)
Loans held for investment, net	$9,203,616	$5,580,583

As a result of the Merger, the Company recorded $4.53 billion of loans held for investment on the Merger Date.

As of September 30, 2021, included in C&I loans was $134.1 million of SBA PPP loans. There was $313.4 million of SBA PPP loans at December 31, 2020.  These loans carry a 100% guarantee from the SBA and have no allowance for credit losses allocated to them based on the nature of the guarantee. In June 2021, the Company sold $596.2 million of SBA PPP loans and recorded a gain of $20.7 million in Gain on sale of SBA loans in the consolidated statements of income.

The following tables present data regarding the allowance for credit losses activity for the periods indicated:

	At or for the Three Months Ended September 30, 2021
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
(In thousands)	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance	$5,522	$10,285	$41,201	$5,158	$62,166	$30,095	$499	$92,760
Provision (credit) for credit losses	583	(1,998)	(8,649)	(139)	(10,203)	1,943	946	(7,314)
Charge-offs	(1)	(58)	(2,952)	—	(3,011)	(497)	(768)	(4,276)
Recoveries	—	78	3	—	81	4	—	85
Ending balance	$6,104	$8,307	$29,603	$5,019	$49,033	$31,545	$677	$81,255

	At or for the Three Months Ended September 30, 2020
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
(In thousands)	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance	$671	$16,666	$9,859	$1,777	$28,973	$13,502	$17	$42,492
Provision (credit) for credit losses	134	3,468	2,162	274	6,038	(107)	—	5,931
Charge-offs	(6)	(13)	—	—	(19)	—	(1)	(20)
Recoveries	—	89	—	—	89	—	—	89
Ending balance	$799	$20,210	$12,021	$2,051	$35,081	$13,395	$16	$48,492

	At or for the Nine Months Ended September 30, 2021
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance, prior to the adoption of CECL	$644	$17,016	$9,059	$1,993	$28,712	$12,737	$12	$41,461
Impact of adopting CECL	1,048	(8,254)	4,849	381	(1,976)	(1,935)	(8)	(3,919)
Adjusted beginning balance as of January 1, 2021	1,692	8,762	13,908	2,374	26,736	10,802	4	37,542
PCD Day 1	2,220	3,292	23,124	117	28,753	23,374	157	52,284
Provision (credit) for credit losses	2,212	(3,361)	(4,068)	2,528	(2,689)	2,215	1,286	812
Charge-offs	(20)	(467)	(3,365)	—	(3,852)	(4,959)	(773)	(9,584)
Recoveries	—	81	4	—	85	113	3	201
Ending balance	$6,104	$8,307	$29,603	$5,019	$49,033	$31,545	$677	$81,255

	At or for the Nine Months Ended September 30, 2020
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance	$269	$10,142	$3,900	$1,244	$15,555	$12,870	$16	$28,441
Provision for credit losses	540	10,010	8,127	807	19,484	518	1	20,003
Charge-offs	(10)	(45)	(6)	—	(61)	—	(1)	(62)
Recoveries	—	103	—	—	103	7	—	110
Ending balance	$799	$20,210	$12,021	$2,051	$35,081	$13,395	$16	$48,492

The following table presents the amortized cost basis of loans on non-accrual status as of the period indicated:

	September 30, 2021
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
One-to-four family residential and cooperative/condominium apartment	$-	$4,938	$781
Multifamily residential and residential mixed-use	859	-	-
CRE	1,240	2,882	812
C&I	-	23,727	11,191
Other	-	374	371
Total	$2,099	$31,921	$13,155

The Company did not recognize interest income on non-accrual loans during the three and nine-months ended September 30, 2021.

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

The Bank considers TDRs and all non-accrual loans, except non-accrual one-to-four family loans in less than the Federal National Mortgage Association (“FNMA”) Limits, to be impaired. Non-accrual one-to-four family loans equal to or less than the FNMA Limits, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment unless considered a TDR.

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

The following tables summarize impaired loans with no related allowance recorded and with related allowance recorded as of the periods indicated (by collateral type within the real estate loan segment):

	December 31, 2020
	Unpaid
	Principal	Recorded	Related
(In thousands)	Balance	Investment(1)	Allowance
With no related allowance recorded:
Multifamily residential and residential mixed-use	$1,863	$1,863	$—
CRE	2,704	2,704	—
Total with no related allowance recorded	4,567	4,567	—

With an allowance recorded:
C&I	12,502	12,502	6,474
Total with an allowance recorded	12,502	12,502	6,474
Total	$17,069	$17,069	$6,474
(1)	The recorded investment excludes net deferred costs due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment(1)	Recognized(2)	Investment(1)	Recognized(2)
With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$—	$—	$10	$4
Multifamily residential and residential mixed-use	1,295	—	416	7
Commercial real estate and commercial mixed-use	1,525	—	2,688	54
Total with no related allowance recorded	2,820	—	3,114	65

With an allowance recorded:
C&I	10,232	—	7,500	153
Total	$13,052	$—	$10,614	$218
(1)	The recorded investment excludes net deferred costs due to immateriality.
(2)	Cash basis interest and interest income recognized on accrual basis approximate each other.

The following tables summarize the past due status of the Company’s investment in loans as of the dates indicated:

	September 30, 2021
			Loans 90
			Days or
	30 to 59	60 to 89	More Past Due
	Days	Days	and Still		Total		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Past Due	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$3,135	$1,245	$5,021	$4,938	$14,339	$669,326	$683,665
Multifamily residential and residential mixed-use	10,251	2,738	—	859	13,848	3,454,414	3,468,262
CRE	8,360	1,069	1,004	4,122	14,555	3,799,882	3,814,437
ADC	17,700	—	—	—	17,700	267,679	285,379
Total real estate	39,446	5,052	6,025	9,919	60,442	8,191,301	8,251,743
C&I	10,962	2,455	257	23,727	37,401	975,014	1,012,415
Other	730	2	—	374	1,106	19,607	20,713
Total	$51,138	$7,509	$6,282	$34,020	$98,949	$9,185,922	$9,284,871

	December 31, 2020
			Loans 90
			Days or
	30 to 59	60 to 89	More Past Due
	Days	Days	and Still		Total		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Past Due	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$—	$—	$44	$858	$902	$184,087	$184,989
Multifamily residential and residential mixed-use	—	—	437	1,863	2,300	2,756,443	2,758,743
CRE	15,351	—	—	2,704	18,055	1,860,112	1,878,167
ADC	—	—	—	—	—	156,296	156,296
Total real estate	15,351	—	481	5,425	21,257	4,956,938	4,978,195
C&I	—	917	2,848	12,502	16,267	625,266	641,533
Other	8	1	—	1	10	2,306	2,316
Total	$15,359	$918	$3,329	$17,928	$37,534	$5,584,510	$5,622,044

Accruing Loans 90 Days or More Past Due:

The Company continued accruing interest on loans with an outstanding balance of $6.3 million at September 30, 2021, and loans with an outstanding balance of $3.3 million at December 31, 2020, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity. These loans were well secured and/or were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Collateral Dependent Loans:

At September 30, 2021, the Company had collateral dependent loans which were individually evaluated to determine expected credit losses.

Collateral dependent CRE loans totaled $53.2 million and had a related allowance for credit losses totaling $7.6 million at September 30, 2021.  The loans were secured by real estate.

Collateral dependent multi-family residential and residential mixed-use loans totaled $8.5 million and had a related allowance for credit losses totaling $0.6 million at September 30, 2021. The loans were secured by real estate.

Collateral dependent C&I loans totaled $4.4 million and had a related allowance for credit losses totaling $0.7 million at September 30, 2021. The loans were secured by business assets.

TDRs

As of September 30, 2021, the Company had TDRs totaling $528 thousand. The Company has allocated $481 thousand of allowance for those loans at September 30, 2021, with no commitments to lend additional amounts.

During the nine months ended September 30, 2021, TDR modifications included reduction of outstanding principal, extensions of maturity dates, or favorable interest rates and loan terms than the prevailing market interest rates and loan terms.

During the three months ended September 30, 2021, the Company modified one CRE loan as a TDR, which subsequently paid off during the quarter.

The following table presents the loans by category modified as TDRs that occurred during the nine months ended September 30, 2021:

	Modifications During the Nine Months Ended September 30, 2021
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
One-to-four family residential and cooperative/condominium apartment	1	$50	$50
Commercial real estate ("CRE")	1	10,000	10,000
Commercial and industrial ("C&I")	1	456	488
Total	3	$10,506	$10,538

There were no TDR charge-offs during the three and nine months ended September 30, 2021. TDRs did not have a material impact to the allowance for credit losses. There were no TDRs that subsequently defaulted.

Loan payment deferrals due to COVID-19

Consistent with regulatory guidance to work with borrowers during the unprecedented situation caused by the COVID-19 pandemic and as outlined in the CARES Act, the Company established a formal payment deferral program in April 2020 for borrowers that have been adversely affected by the pandemic.

As of September 30, 2021, the Company had 17 loans, representing outstanding loan balances of $26.6 million, that were deferring full principal and interest (“P&I” deferrals).

The table below presents the P&I deferrals as of September 30, 2021:

	September 30, 2021
	Number
	of Loans	Balance(1)	% of Portfolio
(Dollars in thousands)
One-to-four family residential and cooperative/condominium apartment	10	$9,255	1.4%
CRE	1	3,487	0.1
C&I	6	13,861	1.4
Total	17	$26,603	0.3
(1)	Amount excludes net deferred costs due to immateriality.

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

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of then existing facts, conditions, and values, highly questionable and improbable. All real estate and C&I loans not classified as Special Mention, Substandard, or Doubtful were deemed pass loans at both September 30, 2021 and December 31, 2020.

For the three and nine months ended September 30, 2021, there were $11.9 million and $66.5 million of sales of criticized loans, respectively. For the three and nine months ended September 30, 2020, there were $3.0 million and $10.0 million of sales of criticized loans, respectively.

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	September 30, 2021
(In thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total
One-to-four family residential, and condominium/cooperative apartment:
Pass	$104,830	$93,315	$86,214	$79,981	$84,075	$143,807	$52,483	$11,162	$655,867
Special mention	—	—	337	756	345	2,168	846	1,089	5,541
Substandard	—	1,461	2,048	862	2,206	14,691	—	966	22,234
Doubtful	—	—	—	23	—	—	—	—	23
Total one-to-four family residential, and condominium/cooperative apartment	104,830	94,776	88,599	81,622	86,626	160,666	53,329	13,217	683,665

Multifamily residential and residential mixed-use:
Pass	426,164	347,900	493,077	193,738	373,965	1,329,688	5,111	825	3,170,468
Special mention	—	12,550	14,551	—	11,842	22,378	—	—	61,321
Substandard	—	—	35,886	27,265	51,680	118,179	3,463	—	236,473
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	426,164	360,450	543,514	221,003	437,487	1,470,245	8,574	825	3,468,262

CRE:
Pass	636,234	872,347	578,758	331,636	337,930	863,215	39,323	5,164	3,664,607
Special mention	5,354	2,384	—	4,191	11,109	15,416	—	—	38,454
Substandard	2,335	1,752	7,110	39,892	19,733	40,448	—	—	111,270
Doubtful	—	—	106	—	—	—	—	—	106
Total CRE	643,923	876,483	585,974	375,719	368,772	919,079	39,323	5,164	3,814,437

ADC:
Pass	101,947	69,546	62,414	24,587	8,120	807	2,686	600	270,707
Special mention	—	—	—	1,078	—	—	—	—	1,078
Substandard	—	—	—	13,500	—	94	—	—	13,594
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	101,947	69,546	62,414	39,165	8,120	901	2,686	600	285,379

C&I:
Pass	52,667	199,677	58,835	54,190	38,065	25,948	479,111	10,359	918,852
Special mention	—	1,690	265	2,260	611	61	1,685	1,368	7,940
Substandard	—	5,949	4,842	6,175	2,982	1,057	34,996	6,764	62,765
Doubtful	—	—	10,087	752	11,989	30	—	—	22,858
Total C&I	52,667	207,316	74,029	63,377	53,647	27,096	515,792	18,491	1,012,415

Total:
Pass	1,321,842	1,582,785	1,279,298	684,132	842,155	2,363,465	578,714	28,110	8,680,501
Special mention	5,354	16,624	15,153	8,285	23,907	40,023	2,531	2,457	114,334
Substandard	2,335	9,162	49,886	87,694	76,601	174,469	38,459	7,730	446,336
Doubtful	—	—	10,193	775	11,989	30	—	—	22,987
Total Loans	$1,329,531	$1,608,571	$1,354,530	$780,886	$954,652	$2,577,987	$619,704	$38,297	$9,264,158

	December 31, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential and condominium/cooperative apartment	$183,293	$—	$1,696	$—	$184,989
Multifamily residential and residential mixed-use	2,523,258	56,400	179,085	—	2,758,743
CRE	1,831,712	13,861	32,594	—	1,878,167
ADC	142,796	13,500	—	—	156,296
Total real estate	4,681,059	83,761	213,375	—	4,978,195
C&I	613,691	2,131	13,315	12,396	641,533
Total Real Estate and C&I	$5,294,750	$85,892	$226,690	$12,396	$5,619,728

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

(In thousands)	September 30, 2021	December 31, 2020
Performing	$20,339	$2,315
Non-accrual	374	1
Total	$20,713	$2,316

9.LEASES

As a result of the Merger, the Company acquired $45.6 million of operating lease assets and $45.3 million of operating lease liabilities on the Merger Date.

During the nine months ended September 30, 2021, the Company elected to terminate three leases in connection with the combination of three branches into other locations, which resulted in a decrease to the Company’s operating lease liabilities of $3.7 million, and an early termination fee of $4.0 million.  The early termination fee is reported in branch restructuring costs in the consolidated statements of income.

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

Maturities of the Company’s operating lease liabilities at September 30, 2021 are as follows:

Rent to be
(In thousands)	Capitalized
2021	$3,374
2022	11,006
2023	9,301
2024	9,186
2025	8,941
Thereafter	25,439
Total undiscounted lease payments	67,247
Less amounts representing interest	(4,377)
Operating lease liabilities	$62,870

Other information related to operating leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Operating lease cost	$4,012	$1,636	$11,178	$4,867
Cash paid for amounts included in the measurement of operating lease liabilities	3,724	1,745	10,496	5,295

The weighted average remaining lease term at September 30, 2021 and December 31, 2020 was 6.9 years and 6.5 years, respectively. The weighted average discount rate at September 30, 2021 and December 31, 2020 was 1.82% and 3.23%, respectively.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $356 thousand will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty-four months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

During the three months ended September 30, 2021, the Company did not terminate any derivatives. During the nine months ended September 30, 2021, the Company terminated 34 derivatives with notional values totaling $785.0 million, resulting in a termination value of $16.5 million which was recognized in loss on termination of derivatives in non-interest income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of the dates indicated.

	September 30, 2021				December 31, 2020
		Notional	Fair Value	Fair Value		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Interest rate swaps related to FHLBNY advances	4	$150,000	$2,811	$—	—	$—	$—	$—
Interest rate swaps related to FHLBNY advances	—	$—	$—	$—	32	$655,000	$—	$(18,442)

The table below presents the effect of the cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Gain (loss) recognized in other comprehensive income	$225	$100	$3,767	$(25,098)
Gain recognized on termination of derivatives	—	—	16,505	—
Loss reclassified from other comprehensive income into interest expense	(38)	(2,319)	(902)	(3,679)

All cash flow hedges are recorded gross on the balance sheet.

The cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Bank to post cash collateral if the derivative exposure exceeds a threshold amount. As of September 30, 2021, the bank did not post collateral to the third-party counterparties.

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

	September 30, 2021
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	128	$818,370	$36,095	$—
Loan level interest rate swaps with borrower	61	439,198	—	(7,414)
Loan level interest rate floors with borrower	47	405,685	—	(4,072)
Loan level interest rate swaps with third-party counterparties	128	818,370	—	(36,095)
Loan level interest rate swaps with third-party counterparties	61	439,198	7,414	—
Loan level interest rate floors with third-party counterparties	47	405,685	4,072	—

	December 31, 2020
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	65	$570,277	$24,764	$—
Loan level interest rate floors with borrower	41	364,643	—	(5,832)
Loan level interest rate swaps with third-party counterparties	65	570,277	—	(24,764)
Loan level interest rate floors with third-party counterparties	41	364,643	5,832	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Loan level derivative income	$445	$1,544	$2,796	$5,201

The interest rate swap product with the borrower is cross collateralized with the underlying loan and therefore there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of September 30, 2021, posted collateral was $23.5 million.

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

As of September 30, 2021, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $24.6 million for those related to loan level derivatives. If the Company had breached any of the above provisions at September 30, 2021, it could have been required to settle its obligations under the agreements at the termination value with the respective counterparty. There were no provisions breached for the nine months ended September 30, 2021.

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

All MBS, CMOs, treasury securities, agency notes, and state and municipal obligations available-for-sale are guaranteed either implicitly or explicitly by GSEs as of September 30, 2021 and December 31, 2020. In accordance with the Company’s investment policy, corporate securities are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. Obtaining market values as of September 30, 2021 and December 31, 2020 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

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

		Fair Value Measurements
		at September 30, 2021 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$81,018	$—	$81,018	$—
Treasury securities	247,696	—	247,696	—
Corporate securities	126,833	—	126,833	—
Pass-through MBS issued by GSEs	621,957	—	621,957	—
Agency CMOs	590,426	—	590,426	—
State and municipal obligations	41,133	—	41,133	—
Derivative – cash flow hedges	2,811	—	2,811	—
Derivative – freestanding derivatives, net	38,889	—	38,889	—
Financial Liabilities:
Derivative – freestanding derivatives, net	38,889	—	38,889	—

		Fair Value Measurements
		at December 31, 2020 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Marketable equity securities (Registered mutual funds)
Domestic equity mutual funds	$1,769	$1,769	$—	$—
International equity mutual funds	468	468	—	—
Fixed income mutual funds	3,733	3,733	—	—
Securities available-for-sale:
Agency notes	47,421	—	47,421	—
Corporate securities	64,461	—	64,461	—
Pass-through MBS issued by GSEs	143,483	—	143,483	—
Agency CMOs	283,496	—	283,496	—
Derivative – freestanding derivatives	30,596	—	30,596	—
Financial Liabilities:
Derivative – cash flow hedges	18,442	—	18,442	—
Derivative – freestanding derivatives	30,596	—	30,596	—

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances. Financial assets measured at fair value on a non-recurring basis include certain individually evaluated loans (or impaired loans prior to the adoption of ASC 326) reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.

September 30, 2021
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$55,146	$—	$—	$55,146

Individually evaluated loans with an allowance for credit losses at September 30, 2021 had a carrying amount of $55.1 million, which is made up of the outstanding balance of $63.9 million, net of a valuation allowance of $8.8 million. Collateral dependent individually analyzed loans as of September 30, 2021 resulted in a credit loss recovery of $9.0 million and $8.7 million, which is included in the amounts reported in the consolidated statements of income for the three and nine months ended September 30, 2021, respectively. There were no collateral dependent impaired loans (prior to the adoption of the CECL Standard) with an allowance for credit losses at December 31, 2020.

Financial Instruments Not Measured at Fair Value

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 24 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K.

The following tables present the carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or nonrecurring basis for the dates indicated, segmented by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements
		at September 30, 2021 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$629,011	$629,011	$—	$—	$629,011
Securities held-to-maturity	40,303	—	40,303	—	40,303
Loans held for investment, net	9,148,470	—	—	9,212,454	9,212,454
Accrued interest receivable	43,284	—	4,228	39,056	43,284
Financial Liabilities:
Savings, money market and checking accounts	9,657,821	9,657,821	—	—	9,657,821
Certificates of Deposits ("CDs")	1,016,216	—	1,021,029	—	1,021,029
FHLBNY advances	25,000	—	25,015	—	25,015
Subordinated debt, net	197,142	—	203,355	—	203,355
Other short-term borrowings	2,629	2,629	—	—	2,629
Accrued interest payable	1,630	—	1,630	—	1,630

		Fair Value Measurements
		at December 31, 2020 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$243,603	$243,603	$—	$—	$243,603
Loans held for investment, net	5,580,583	—	—	5,598,787	5,598,787
Accrued interest receivable	34,815	2	1,584	33,229	34,815
Financial Liabilities:
Savings, money market and checking accounts	3,202,484	3,202,484	—	—	3,202,484
CDs	1,322,638	—	1,328,554	—	1,328,554
FHLBNY advances	1,204,010	—	1,207,890	—	1,207,890
Subordinated debt, net	114,052	—	114,340	—	114,340
Other short-term borrowings	120,000	120,000	—	—	120,000
Accrued interest payable	1,734	—	1,734	—	1,734

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

	September 30, 2021
	Core Deposit	Non-complete
(In thousands)	Intangibles	Agreement	Total
Gross carrying value	$10,204	$780	$10,984
Accumulated amortization	(1,427)	(480)	(1,907)
Net carrying amount	$8,777	$300	$9,077

Amortization expense recognized on intangible assets was $715 thousand and $1.9 million for the three and nine months ended September 30, 2021, respectively.  There was no amortization expense recognized on intangible assets for the three or nine months ended September 30, 2020.

Estimated amortization expense for the remainder of 2021 through 2025 and thereafter is as follows:

(In thousands)	Total
2021	$715
2022	1,878
2023	1,425
2024	1,163
2025	958
Thereafter	2,938
Total	$9,077

13.FEDERAL HOME LOAN BANK OF NEW YORK ADVANCES

The following tables present the contractual maturities and weighted average interest rates of FHLBNY advances for each of the next five years. There were no FHLBNY advances with an overnight contractual maturity at September 30, 2021 and December 31, 2020. There are no FHLBNY advances with contractual maturities after 2021 and 2022 at September 30, 2021 and December 31, 2020, respectively.

	September 30, 2021
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
2021	$25,000	0.35%
Total FHLBNY advances	$25,000	0.35%

	December 31, 2020
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
2021	$1,144,010	0.52%
2022	60,000	0.60
Total FHLBNY advances	$1,204,010	0.53%

Each FHLBNY advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $4.25 billion and $2.15 billion of residential and commercial mortgage loans under a blanket lien arrangement at September 30, 2021 and December 31, 2020, respectively. Based on this collateral and the Company's holdings of FHLBNY stock, the Company is eligible to borrow up to a total of $3.71 billion at September 30, 2021.

As part of the Merger, $216.3 million of FHLBNY advances were acquired on the Merger Date.  During the three months ended September 30, 2021, the Company did not extinguish any FHLBNY advances. During the nine months ended September 30, 2021, the Company extinguished $209.0 million of FHLBNY advances that had a weighted average rate of 1.31%. The prepayment penalty expense was recognized as a $1.8 million loss on extinguishment of debt during the first nine months of 2021.  There were no prepayments of FHLBNY advances during the three or nine months ended September 30, 2020.

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

The subordinated debentures totaled $197.1 million at September 30, 2021 and $114.1 million at December 31, 2020. Interest expense related to the subordinated debt was $2.2 million and $1.3 million during the three months ended September 30, 2021 and 2020, respectively. Interest expense related to the subordinated debt was $6.3 million and $4.0 million during the nine months ended September 30, 2021 and 2020, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

15.RETIREMENT AND POSTRETIREMENT PLANS

As of September 30, 2021, the Company maintains one Legacy Dime employee benefit plan, the Retirement Plan of Dime Community Bank (the "Employee Retirement Plan").

The Company also maintains the two Bridge employee benefit plans that existed before the Merger: (i) the BNB Bank 401(k) Plan (the “401(k) Plan”) and (ii) the BNB Bank Pension Plan.

The Dime Community Bank KSOP Plan (“Dime KSOP Plan”) was terminated by resolution of the Legacy Dime Board of Directors.  The effective date of the Dime KSOP Plan termination was January 31, 2021, the day immediately prior to the closing of the Merger. As such, all participants were required to transfer their assets out of the Dime KSOP Plan. The 401(k) Plan is available to all former Dime employees that continue to be employed following the Merger Date, that meet eligibility requirements, and provides tax deferred salary deductions and alternative investment options. Under the provisions of the 401(k) plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. While the Company does not allow for the investment of plan contributions in the Company’s common stock, former Legacy Dime employees that continue to be employed following the Merger Date may rollover and hold shares in-kind held in the Dime KSOP Plan to the 401(k) plan and hold the shares in the 401(k) plan. The 401(k) plan also includes a discretionary profit-sharing component.

The following table represents the components of net periodic benefit (credit) cost included in other non-interest expense, except for service cost which is reported in salaries and employee benefits expense, in the consolidated statements of income. Net expenses associated with these plans were comprised of the following components:

	Three Months Ended September 30,
	2021		2020
				BMP, Postretirement
	BNB Bank	Employee	Employee	and Outside Director
(In thousands)	Pension Plan	Retirement Plan	Retirement Plan	Retirement Plans
Service cost	$223	$—	$—	$—
Interest cost	302	183	10	241
Expected return on assets	(1,244)	(428)	—	(428)
Unrecognized past service liability	—	—	(2)	—
Amortization of unrealized loss	207	229	—	274
Net periodic benefit (credit) cost	$(512)	$(16)	$8	$87

	Nine Months Ended September 30,
	2021		2020
				BMP, Postretirement
	BNB Bank	Employee	Employee	and Outside Director
(In thousands)	Pension Plan	Retirement Plan	Retirement Plan	Retirement Plans
Service cost	$594	$—	$—	$—
Interest cost	854	549	30	723
Expected return on assets	(3,473)	(1,284)	—	(1,284)
Unrecognized past service liability	—	—	(6)	—
Amortization of unrealized loss	619	687	—	822
Net periodic (credit) cost	$(1,406)	$(48)	$24	$261

There were no contributions to the BNB Bank Pension Plan or the Employee Retirement Plan for the nine months ended September 30, 2021.

In connection with the Merger, the Outside Director Retirement Plan and the BMP were terminated resulting in lump sum payments to the participants in the amounts of $2.8 million for the Outside Director Retirement Plan and $6.2 million for the BMP. The total expense recognized as a curtailment loss during the three months ended March 31, 2021 was $1.5 million.

During the year ended December 31, 2020, Legacy Dime approved the termination of the Postretirement Plan in anticipation of the Merger.

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

16.STOCK-BASED COMPENSATION

Before the Merger, Bridge and Legacy Dime granted share-based awards under their respective share-based compensation plans, (collectively, the “Legacy Stock Plans”), which are both subject to the accounting requirements of ASC 718.

In May 2021, the Company’s shareholders approved the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. The Company no longer makes grants under the Legacy Stock Plans. Awards outstanding under the Legacy Stock Plans will continue to remain outstanding and subject to the terms and conditions of the Legacy Stock Plans. At September 30, 2021, there were 1,123,639 shares reserved for issuance under the 2021 Equity Incentive Plan.

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

In connection with the Merger, all outstanding stock options and time-vesting restricted stock units of Bridge, which we refer to as the Bridge equity awards, which were outstanding immediately before the Merger Date continue to be awards in respect of Dime common stock following the Merger, subject to the same terms and conditions that were applicable to such awards before the Merger Date.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average Exercise	Contractual	Value
	Options	Price	Years	(In thousands)

Options outstanding at January 1, 2021	28,842	$15.05
Options outstanding at January 1, 2021 as adjusted for conversion	18,685	23.23
Options acquired	180,020	35.39
Options exercised	(17,102)	23.40
Options forfeited	(29,421)	35.38
Options outstanding at September 30, 2021	152,182	$35.24	7.4	$18
Options vested and exercisable at September 30, 2021	152,182	$35.24	7.4	$18

Information related to stock options during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Cash received for option exercise cost	$—	$—	$396	$38
Income tax benefit recognized on stock option exercises	—	—	—	—
Intrinsic value of options exercised	—	—	77	8

Restricted Stock Awards

The Company has made RSA grants to outside Directors and certain officers under the Legacy Stock Plans and the 2021 Equity Incentive Plan. Typically, awards to outside Directors fully vest on the first anniversary of the grant date, while awards to officers vest over a pre-determined requisite period. All awards were made at the fair value of the Company’s common stock on the grant date. Compensation expense on all RSAs is based upon the fair value of the shares on the respective dates of the grant.

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested allocated shares outstanding at January 1, 2021	—	$—
Shares acquired in the Merger	101,778	25.98
Shares granted	390,027	26.48
Shares vested	(9,838)	25.41
Shares forfeited	(33,089)	25.73
Unvested allocated shares at September 30, 2021	448,878	$26.45

Information related to RSAs during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Compensation expense recognized	$1,454	$444	$3,804	$1,311
Income tax expense recognized on vesting of RSA	—	(38)	(86)	(95)

As of September 30, 2021, there was $8.3 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 2.8 years.

Performance Based Share Awards

The Company maintained a long-term incentive award program (“LTIP”) for certain officers, which meets the criteria for equity-based accounting. For each award, threshold (50% of target), target (100% of target) and stretch (150% of target) opportunities are eligible to be earned over a three-year performance period based on the Company’s relative performance on certain goals that were established at the onset of the performance period and cannot be altered subsequently. Shares of common stock are issued on the grant date and held as unvested stock awards until the end of the performance period. Shares are issued at the stretch opportunity in order to ensure that an adequate number of shares are allocated for shares expected to vest at the end of the performance period.

At December 31, 2020, Legacy Dime modified certain PSAs to accelerate the vesting of all outstanding awards in connection with the Merger. There were no outstanding PSAs at December 31, 2020. This plan continued into 2021, and as of September 30, 2021, 38,948 shares have been granted.

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Maximum aggregate share payout at January 1, 2021	—	$—
Shares granted	38,948	31.40
Maximum aggregate share payout at September 30, 2021	38,948	$31.40
Minimum aggregate share payout	—	—
Expected aggregate share payout	25,963	$31.40

Information related to PSAs during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Compensation expense recognized	$81	$210	$81	$362
Income tax expense recognized on vesting of LTIP	—	—	—	—

As of September 30, 2021, there was $1.0 million of total unrecognized compensation cost related to unvested PSAs.

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

At December 31, 2020, the Legacy Dime modified certain performance based share awards to accelerate the vesting of all outstanding awards in connection with the Merger. There were no outstanding sales incentive share awards at December 31, 2020. Total compensation expense of $150 thousand was recognized during the three-month period ended September 30, 2020, and $280 thousand for the nine-month period ended September 30, 2020.

17.INCOME TAXES

During the three months ended September 30, 2021 and 2020, the Company’s consolidated effective tax rates were 27.5% and 21.9%, respectively. During the nine months ended September 30, 2021 and 2020, the Company's consolidated effective tax rates were 29.2% and 21.7%, respectively.  There were no significant unusual income tax items during the nine-month periods ended September 30, 2021 or 2020.

18.MERGER RELATED EXPENSES

Merger-related expenses were recorded in the consolidated statements of income as a component of non-interest expense and include costs relating to the Merger, as described in Note 2. Merger. These charges represent one-time costs associated with merger activities and do not represent ongoing costs of the fully integrated combined organization. Accounting guidance requires that merger-related transactional and restructuring costs incurred by the Company be charged to expense as incurred. Costs associated with employee severance and other merger-related compensation expense incurred in connection with the Merger totaled $1.1 million and $15.0 million for the three and nine months ended September 30, 2021, respectively, and were recorded in merger expenses and transaction costs expense in the consolidated statements of income. Transaction costs (inclusive of costs to terminate leases) in connection with the Merger totaled $1.4 million and $27.3 million, respectively, for the three and nine months ended September 30, 2021, and were recorded in merger expenses and transaction costs in the consolidated statements of income. There were no costs associated with employee severance and other merger-related compensation expense incurred in connection with the Merger with Bridge for the three and nine months ended September 30, 2020, respectively. Transaction costs in connection with the Merger totaled $769 thousand and $2.4 million for the three and nine months ended September 30, 2020, respectively, and were recorded in merger expenses and transaction costs in the consolidated statements of income.

19.BRANCH RESTRUCTURING COSTS

On June 29, 2021, the Company issued a press release announcing that the Bank planned to combine five branch locations into other existing branches. The combinations took place in October 2021. Costs associated with early lease terminations and accelerated depreciation of fixed assets totaled $4.5 million and $6.2 million for the three and nine months ended September 30, 2021, and were recorded in branch restructuring costs in the consolidated statements of income.  There were no branch restructuring costs for the three or nine months periods ended September 30, 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Who We Are and How We Generate Income

Dime Community Bancshares, Inc., a New York corporation previously known as “Bridge Bancorp, Inc.,” is a bank holding company formed in 1988. On a parent-only basis, the Holding Company has minimal operations, other than as owner of Dime Community Bank. The Holding Company is dependent on dividends from its wholly-owned subsidiary, Dime Community Bank, which was previously known as “BNB Bank,” its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non-interest income, such as fee income on deposit and loan accounts, merchant credit and debit card processing programs, loan swap fees, investment services, income from its title insurance subsidiary, and net gains on sales of securities and loans. The level of non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from the Bank’s title insurance subsidiary, and income tax expense, further affects our net income. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity.

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

See “Note 2. “Merger” of the Notes to the Consolidated Financial Statements for further information.

Recent Developments Relating to the COVID-19 Pandemic

As Banking was designated by New York State as an essential business, the Company remains committed to being a source of capital to businesses in its footprint. Over the past several years, the Company has taken numerous steps, including hiring personnel and adding new processes and systems, that have put the Bank in a position to help its business customers, through programs such as the SBA Paycheck Protection Program (“PPP”). Our retail branch office locations remain open to conduct business. The locations are following the Centers for Disease Control and Prevention guidance on safe practices and social distancing, including social distancing signs and floor markings to guide employees and customers. The Bank also offers mobile and digital banking platforms. All employees and customers must wear masks when unable to socially distance. The Company also allows for a remote working environment for many of the Company’s back office personnel. The Company has not identified any material operational or internal control challenges.

The Company also prioritizes the well-being of employees, including the creation of the Safety and Wellness Committee.

The Bank adheres to the NY Health & Essential Rights (“HERO”) Act, under which the Company has adopted additional guidelines and safety measures to protect employees against exposure.

Future government actions in response to the COVID-19 pandemic, including vaccination mandates, may affect the Company’s workforce, human capital resources and infrastructure.

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

Consistent with regulatory guidance to work with borrowers during the unprecedented situation caused by the COVID-19 pandemic and as outlined in the CARES Act, the Company established a formal payment deferral program in April 2020 for borrowers that have been adversely affected by the pandemic. As of September 30, 2021, the Company had 17 loans, representing outstanding loan balances of $26.6 million, that were deferring full principal and interest.  In accordance with Section 4013 of the CARES Act, issued in March 2020, these deferrals are not considered troubled debt restructurings (“TDRs”). Risk-ratings on COVID-19 loan deferrals are evaluated on an ongoing basis. The loans will be subject to the Bank’s normal credit monitoring. The collectability of accrued interest is evaluated on a periodic basis.

The Bank is closely monitoring the developments and uncertainties regarding the pandemic, including various segments of our loan portfolio that may be disproportionately impacted by the pandemic. The Company does not have any exposure to the energy industry, airline industry, leveraged lending, or auto loans. The Company does not have any hotel loans that are in full P&I deferral.

With the passage of the PPP, administered by the SBA, the Company participated in assisting its customers with applications for resources through the program.  Since the inception of the program, the consolidated PPP originations for the Company, including originations by Legacy Dime and Bridge, through September 30, 2021 exceeded $1.90 billion. The Company’s ability to respond quickly to the SBA guidelines allowed the Company to be a source of funding for local businesses during the COVID-19 pandemic. The Company’s SBA PPP loans generally have a two-year or five-year term and earn interest at 1%.  Following the completion of the PPP, the Company was able to sell $596.2 million of the SBA PPP loan portfolio in order to re-deploy funds to service ongoing loan portfolio growth. The Company believes that the remainder of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of September 30, 2021, the Company had SBA PPP loans totaling $134.1 million, net of deferred fees. It is the Company’s understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional provision expense charged to earnings.

We continue to monitor unfunded commitments through the pandemic, including commercial and home equity lines of credit, for evidence of increased credit exposure as borrowers utilize these lines for liquidity purposes.

Selected Financial Highlights and Other Data

(Dollars in Thousands Except Per Share Amounts)

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Per Share Data:
Reported EPS (Diluted)	$0.89	$0.65	$1.62	$1.56
Cash dividends paid per common share	0.24	0.22	0.72	0.65
Book value per common share	26.64	26.97	26.64	26.97
Dividend payout ratio	26.97%	33.33%	44.44%	41.58%
Performance and Other Selected Ratios:
Return on average assets	1.22%	0.98%	0.76%	0.78%
Return on average equity	12.69	9.22	8.00	7.59
Net interest spread	3.08	2.71	3.02	2.59
Net interest margin	3.20	2.92	3.15	2.83
Average interest-earning assets to average interest-bearing liabilities	159.05	125.10	152.96	123.68
Non-interest expense to average assets	1.80	1.53	2.16	1.68
Efficiency ratio	54.3	48.6	65.3	54.3
Loan-to-deposit ratio at end of period	87.0	125.3	87.0	125.3
Effective tax rate	27.50	21.87	29.24	21.72
Asset Quality Summary:
Non-performing loans (1)	$34,020	$12,424	$34,020	$12,424
Non-performing assets	34,020	12,424	34,020	12,424
Net charge-offs (recoveries)	4,191	(69)	9,383	(48)
Non-performing assets/Total assets	0.28%	0.19%	0.28%	0.19%
Non-performing loans/Total loans	0.37	0.22	0.37	0.22
Allowance for credit loss/Total loans	0.88	0.87	0.88	0.87
Allowance for credit loss/Non-performing loans	238.84	390.31	238.84	390.31
(1)	Non-performing loans are defined as all loans on non-accrual status.

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

The Bank utilizes securities sold under agreements to repurchase (“repurchase agreements”) as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities. As of September 30, 2021, the Bank’s repurchase agreements totaled $2.7 million, included in other short-term borrowings on the consolidated balance sheets.

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

Total deposits increased $6.15 billion during the nine months ended September 30, 2021, compared to an increase of $89.9 million for the nine months ended September 30, 2020. The increase in total deposits during the current period was primarily due to the acquisition of deposits in the Merger. Within deposits, core deposits (i.e., non-CDs) increased $6.46 billion during the nine months ended September 30, 2021 and increased $305.3 million during the nine months ended September 30, 2020. CDs decreased $306.4 million during the nine months ended September 30, 2021 compared to a decrease of $215.4 million during the nine months ended September 30, 2020. The decrease in CDs during the current period was primarily due to higher-cost CDs not being renewed. In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY or borrowing capacity through AFX and lines of credit with unaffiliated correspondent banks. At September 30, 2021, the Bank had an additional unused borrowing capacity of $3.25 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank decreased its outstanding FHLBNY advances by $1.18 billion during the nine months ended September 30, 2021, compared to a $36.2 million increase during the nine months ended September 30, 2020. See Note 13. Federal Home Loan Bank Advances for further information.

During the nine months ended September 30, 2021 and 2020, real estate loan originations totaled $1.24 billion and $681.6 million, respectively. During the nine months ended September 30, 2021 and 2020, C&I loan originations totaled $631.3 million (including $579.9 million of PPP loans) and $442.4 million (including $334.3 million of PPP loans), respectively. The increase in both real estate loan originations and C&I loan originations during the current period was primarily due to the Merger.

Sales of available-for-sale securities totaled $138.1 million and $68.8 million during the nine-month periods ended September 30, 2021 and 2020, respectively. Purchases of available-for-sale securities totaled $1.03 billion and $149.4 million during the nine-month periods ended September 30, 2021 and 2020, respectively. Proceeds from pay downs and calls and maturities of available-for-sale securities were $350.6 million and $121.2 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At September 30, 2021, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well capitalized" for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at September 30, 2021
			Basel III
		Consolidated	Minimum	To Be Categorized as
	Bank	Company	Requirement	“Well Capitalized” (1)
Tier 1 common equity ratio	12.7%	9.9%	4.5%	6.5%
Tier 1 risk-based capital ratio	12.7	11.2	6.0	8.0
Total risk-based capital ratio	13.7	14.1	8.0	10.0
Tier 1 leverage ratio	9.6	8.4	4.0	5.0
(1)	Only the Bank is subject to these requirements.

The Holding Company repurchased 904,160 shares of its common stock during the nine months ended September 30, 2021. Legacy Dime repurchased 1,477,030 shares of its common stock during the nine months ended September 30, 2020.   As of September 30, 2021, up to 1,937,588 shares remained available for purchase under the authorized share repurchase programs. See "Part II - Item 2. Other Information - Unregistered Sales of Equity Securities and Use of Proceeds" for additional information about repurchases of common stock.

The Holding Company paid $5.5 million in cash dividends on its preferred stock during the nine months ended September 30, 2021. Legacy Dime paid $3.0 million in cash dividends on its preferred stock during the nine months ended September 30, 2020.

The Holding Company paid $29.6 million in cash dividends on its common stock during the nine months ended September 30, 2021. Legacy Dime paid $14.2 million in cash dividends on its common stock during the nine months ended September 30, 2020.

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

As of September 30, 2021, the Company had 17 loans, representing outstanding loan balances of $26.6 million, that were P&I deferrals.

The table below presents the loans with P&I deferrals as of the period indicated:

	September 30, 2021
	Number
(Dollars in thousands)	of Loans	Balance (1)
One-to-four family residential and cooperative/condominium apartment	10	$9,255
CRE	1	3,487
C&I	6	13,861
Total	17	$26,603
(1)	Amount excludes net deferred costs due to immateriality.

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

Non-accrual Loans

Within the Bank’s held-for-investment loan portfolio, non-accrual loans totaled $34.0 million at September 30, 2021, and $17.9 million at December 31, 2020. Compared to June 30, 2021, non-accrual loans as of September 30, 2021 included $14.3 million of additional loans placed on non-accrual status. There were no non-accrual loan sales during the three months ended September 30, 2021.

The following is a reconciliation of non-accrual loans as of the dates indicated:

	September 30,	December 31,	September 30,
	2021	2020	2020

	(Dollars in thousands)
Non-accrual loans:
One-to-four family residential, including condominium and cooperative apartment	$4,938	$858	$867
Multifamily residential and residential mixed-use real estate	859	1,863	1,213
CRE	4,122	2,704	47
C&I	23,727	12,502	10,287
Other	374	1	10
Total non-accrual loans	$34,020	$17,928	$12,424
TDRs:
One-to-four family residential, including condominium and cooperative apartment	49	—	—
C&I	479	—	—
Total TDRs	$528	$—	$—
Ratios:
Total non-accrual loans to total loans	0.37%	0.32%	0.22%
Total non-performing assets to total assets	0.28	0.26	0.19

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank modified three loans in a manner that met the criteria for a TDR during the nine months ended September 30, 2021. The Bank did not modify any loans in a manner that met the criteria for a TDR during the nine months ended September 30, 2020.

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

Please refer to Note 8 to the condensed consolidated financial statements for a further discussion of TDRs.

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

There was no carrying value of OREO properties on the Bank’s consolidated balance sheets at September 30, 2021 or December 31, 2020. The Bank did not recognize any provisions for losses on OREO properties during the three or nine months ended September 30, 2021 or 2020.

Other Potential Problem Loans

The delinquencies noted below as of December 31, 2020 reflect those for Legacy Dime prior to the Merger with Bridge on February 1, 2021.  See Note 2 for further information regarding the Merger.

Loans Delinquent 30 to 59 Days

At September 30, 2021, the Company had loans totaling $51.1 million that were past due between 30 and 59 days. At December 31, 2020, the Company had loans totaling $15.4 million that were past due between 30 and 59 days. The 30 to 59-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At September 30, 2021, the Company had loans totaling $7.5 million that were past due between 60 and 89 days. At December 31, 2020, the Company had loans totaling $918 thousand that were past due between 60 and 89 days. The 60 to 89-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on ten loans with an aggregate outstanding balance of $6.3 million at September 30, 2021, and three loans with an aggregate outstanding balance of $3.3 million at December 31, 2020, all of which were 90 days or more past due. These loans were well secured and/or awaiting a forbearance extension or formal payment deferral, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Reserve for Loan Commitments

The Bank maintains a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $7.0 million at September 30, 2021 and $25 thousand at December 31, 2020. This reserve is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this reserve are recognized in provision for credit losses. The adoption of the CECL Standard resulted in a $1.4 million increase in the reserve. An additional $5.6 million increase in the reserve was recorded as a provision for credit losses primarily attributable to acquired loan commitments during the nine months ended September 30, 2021.

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

A provision of $6.3 million and $20.0 million were recorded during the nine-month periods ended September 30, 2021 and 2020, respectively. The $6.3 million credit loss provision for the nine months ended September 30, 2021 was due to a provision for credit losses recorded on acquired non-PCD loans which totaled $20.3 million for the Day 2 accounting of acquired loans from the Merger, and a provision for unfunded commitments which approximated $5.5 million, offset by a credit of $19.5 million as a result of improvement in forecasted macroeconomic conditions, as well as releases of reserves on individually analyzed loans. During the nine months ended September 30, 2020, the credit loss provision was driven mainly by an increase in the general allowance for credit losses due to the adjustment of qualitative factors to account for the effects of the COVID-19 pandemic and related economic disruption. During the three months ended September 30, 2021 and 2020, a credit of $5.2 million and a provision of $5.9 million were recorded, respectively. During the three months ended September 30, 2021, the credit was primarily the result of improvement in forecasted macroeconomic conditions, as well as releases of reserves on individually analyzed loans.  During the three months ended September 30, 2020, the credit loss provision was driven mainly by an increase in the general allowance for credit losses due to the adjustment of qualitative factors to account for the effects of the COVID-19 pandemic and related economic disruption.

For a further discussion of the allowance for credit losses and related activity during the three- or nine-month periods ended September 30, 2021 and 2020, and as of December 31, 2020, please see Note 8 to the unaudited condensed consolidated financial statements.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Assets. Assets totaled $12.36 billion at September 30, 2021, $5.58 billion above their level at December 31, 2020, primarily due to an increase in the loan portfolio of $3.62 billion, an increase in securities of $1.20 billion, and an increase in cash and due from banks of $385.4 million. These changes were mainly due to the acquisition of assets due to the Merger.

Total loans increased $3.62 billion during the nine months ended September 30, 2021, to $9.20 billion at period end. During the period, the Bank had originations of $1.87 billion. Additionally, the allowance for credit losses increased by $39.8 million, which was due to the Merger (credit mark on PCD loans plus provision on non-PCD), offset by CECL adoption,  improvements in forecasted macroeconomic conditions, and releases of reserves on individually analyzed loans during the nine months ended September 30, 2021.

The $137.8 million increase in BOLI was mainly due to purchases of $40.0 million during the nine months ended September 30, 2021, and acquisition of $94.1 million in BOLI as a result of the Merger.

Liabilities. Total liabilities increased $5.08 billion during the nine months ended September 30, 2021, to $11.16 billion at period end, primarily due to an increase of $6.15 billion in deposits, an increase of $83.1 million in subordinated debt, an increase of $23.0 million in lease liability for operating leases, and an increase of $1.5 million in derivative liabilities. The increases in total liabilities in the current year were mainly due to the assumption of liabilities due to the Merger.  The increases due to the Merger were partially offset by a decrease of $1.18 billion in FHLBNY advances and a decrease of $118.2 million in other short-term borrowings. The Company used excess liquidity on the balance sheet to pay down FHLBNY advances and other short-term borrowings in the current year.

The Company terminated 28 interest rates swaps related to FHLBNY advances totaling $505.0 million during the nine months ended September 30, 2021 with a termination fee of $16.5 million.  The remaining four interest rate swaps are in an asset position as of September 30, 2021.

Stockholders’ Equity. Stockholders’ equity increased $500.0 million during the nine months ended September 30, 2021 to $1.20 billion at period end, due to share issuances associated with the Merger of $491.2 million, net income for the period of $38.4 million, and income from other comprehensive income of $4.9 million, offset in part by common stock dividends of $34.8 million and preferred stock dividends of $5.5 million.

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020

The Company’s results of operations for the third quarter of 2021 include income for the full quarter from the Merger with Bridge Bancorp, Inc. (“Bridge”), compared to the Company’s historical information for the third quarter of 2020, which does not include the historical GAAP results of Bridge.

General. Net income was $38.4 million during the three months ended September 30, 2021, higher than net income of $15.9 million for the three months ended September 30, 2020. During the three months ended September 30, 2021, net interest income increased by $49.9 million, non-interest income increased by $3.6 million, non-interest expense increased by $31.9 million, income tax expense increased by $10.1 million and the credit loss provision decreased by $11.1 million, compared to the three months ended September 30, 2020. Please see "Provision for Credit Losses" for a discussion of the decrease in the credit loss provision for the three-month period ended September 30, 2021.

Net Interest Income.  The discussion of net interest income for the three months ended September 30, 2021 and 2020 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended September 30,
	2021			2020
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$8,234,182	$78,626	3.79%	$4,874,780	$47,482	3.90%
Commercial and industrial loans	923,698	12,337	5.30	326,636	3,574	4.38
SBA PPP loans	266,472	2,643	3.94	316,747	2,178	2.75
Other loans	21,992	439	7.92	1,444	11	3.05
Mortgage-backed securities	976,198	3,999	1.63	435,920	2,707	2.48
Investment securities	462,150	2,031	1.74	78,405	715	3.65
Other short-term investments	880,606	583	0.26	130,520	729	2.23
Total interest-earning assets	11,765,298	100,658	3.39%	6,164,452	57,396	3.72%
Non-interest earning assets	819,074			327,721
Total assets	$12,584,372			$6,492,173

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking	$1,000,435	$388	0.15%	$241,248	$186	0.31%
Money market	3,698,124	1,467	0.16	1,696,297	1,858	0.44
Savings	1,335,310	170	0.05	405,582	170	0.17
Certificates of deposit	1,138,853	1,540	0.54	1,425,083	4,458	1.24
Total interest-bearing deposits	7,172,722	3,565	0.20	3,768,210	6,672	0.70
FHLBNY advances	25,000	59	0.94	1,040,127	4,448	1.70
Subordinated debt, net	197,172	2,206	4.44	113,992	1,330	4.64
Other short-term borrowings	2,290	—	—	5,283	2	0.12
Total borrowings	224,462	2,265	4.00	1,159,402	5,780	1.98
Total interest-bearing liabilities	7,397,184	5,830	0.31%	4,927,612	12,452	1.01%
Non-interest-bearing checking	3,789,623			652,880
Other non-interest-bearing liabilities	186,977			223,285
Total liabilities	11,373,784			5,803,777
Stockholders' equity	1,210,588			688,396
Total liabilities and stockholders' equity	$12,584,372			$6,492,173
Net interest income		$94,828			$44,944
Net interest spread			3.08%			2.71%
Net interest-earning assets	$4,368,114			$1,236,840
Net interest margin			3.20%			2.92%
Ratio of interest-earning assets to interest-bearing liabilities			159.05%			125.10%
Deposits (including non-interest-bearing checking accounts)	$10,962,345	$3,565	0.13%	$4,421,090	$6,672	0.60%

Rate/Volume Analysis

	Three Months Ended September 30, 2021
	Compared to Three Months Ended September 30, 2020
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$32,703	$(1,559)	$31,144
Commercial and industrial loans	7,323	1,440	8,763
SBA PPP loans	(358)	823	465
Other loans	276	152	428
Mortgage-backed securities	2,877	(1,585)	1,292
Investment securities	2,606	(1,290)	1,316
Other short-term investments	2,526	(2,672)	(146)
Total interest-earning assets	$47,953	$(4,691)	$43,262
Interest-bearing liabilities:
Interest-bearing checking	$451	$(249)	$202
Money market	1,582	(1,973)	(391)
Savings	298	(298)	—
Certificates of deposit	(758)	(2,160)	(2,918)
FHLBNY advances	(3,144)	(1,245)	(4,389)
Subordinated debt, net	961	(85)	876
Other short-term borrowings	(7)	5	(2)
Total interest-bearing liabilities	$(617)	$(6,005)	$(6,622)
Net change in net interest income	$48,570	$1,314	$49,884

Net interest income was $94.8 million during the three months ended September 30, 2021, an increase of $49.9 million from the three months ended September 30, 2020. Average interest-earning assets were $11.77 billion for the three months ended September 30, 2021, an increase of $5.60 billion from $6.16 billion for the three months ended September 30, 2020. Net interest margin (“NIM”) was 3.20% during the three months ended September 30, 2021, up from 2.92% during the three months ended September 30, 2020.

Interest Income. Interest income was $100.7 million during the three months ended September 30, 2021, an increase of $43.3 million from the three months ended September 30, 2020, primarily reflecting increases in interest income of $31.1 million on real estate loans, $8.8 million on C&I loans, $0.5 million on SBA PPP loans, $0.4 million on other loans, $1.3 million on investment securities, and $1.3 million on mortgage-backed securities. The increased interest income on real estate loans was related to an increase of $3.36 billion in the average balance of such loans in the period, offset by an 11-basis point decrease in the yield. The increased interest income on C&I loans was due to an increase of $597.1 million in the average balance of such loans during the period. The increased average balances were due to the Merger.

Interest Expense. Interest expense decreased $6.6 million, to $5.8 million, during the three months ended September 30, 2021, from $12.5 million during the three months ended September 30, 2020. The decreased interest expense was mainly attributable to a reduction in interest rates offered on CDs as well as a decrease in average balances of $286.2 million in CD products, and a decrease in average balances of $1.02 billion in FHLBNY advances.

Provision for Credit Losses. The Company recognized a credit loss recovery of $5.2 million during the three months ended September 30, 2021, compared to a provision of $5.9 million for the three months ended September 30, 2020. The $5.2 million credit loss recovery for the third quarter of 2021 was primarily associated with the improvement in forecasted macroeconomic conditions, as well as releases of reserves on individually analyzed loans.

Non-Interest Income. Non-interest income was $9.7 million during the three months ended September 30, 2021, compared to non-interest income of $6.1 million during the three months ended September 30, 2020, primarily due to an increase of service charges and other fees of $2.9 million, and an increase in BOLI income of $1.2 million, offset by a decrease of $1.1 million of loan level derivative income for the three months ended September 30, 2021.

Non-Interest Expense. Non-interest expense was $56.8 million during the three months ended September 30, 2021, an increase of $31.9 million from $24.9 million during the three months ended September 30, 2020, as a result of an increase in salaries and employee benefits expenses of $14.0 million, an increase in occupancy and equipment expense of $3.8 million, an increase in professional services of $1.8 million, an increase in merger expense and transaction costs of $1.7 million, and an increase in data processing costs of $1.4 million, primarily due to the Merger. The Company also incurred branch restructuring costs of $4.5 million during the third quarter of 2021.

Non-interest expense was 1.80% and 1.53% of average assets during the three-month periods ended September 30, 2021 and 2020, respectively.

Income Tax Expense. Income tax expense was $14.6 million during the three months ended September 30, 2021, compared to tax expense of $4.4 million during the three months ended September 30, 2020. The reported effective tax rate for the third quarter of 2021 was 27.5%, and 21.9% for the third quarter of 2020. The increase in the effective tax rate during the third quarter of 2021 compared to the year ago quarter was primarily the result of the loss of benefits from the Company’s REITs and non-deductible expenses during the current period.

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and 2020

The Company’s results of operations for the nine months ended September 30, 2021 include income for the eight months following the Merger with Bridge on February 1, 2021. The Company’s historical operating results for the nine months ended September 30, 2020 do not include the historical results of Bridge.

General.  Net income was $68.6 million during the nine months ended September 30, 2021, an increase of $31.4 million from net income of $37.2 million during the nine months ended September 30, 2020.  During the nine months ended September 30, 2021, net interest income increased by $136.9 million, provision for credit losses decreased by $13.7 million, and non-interest income increased by $13.1 million.  These increases to net income were partially offset by a non-interest expense increase of $114.2 million and an income tax expense increase of $18.0 million.

Net Interest Income.  The discussion of net interest income for the nine months ended September 30, 2021 and 2020 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Nine Months Ended September 30,
	2021			2020
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$7,846,509	$219,207	3.74%	$4,898,959	$146,657	3.99%
Commercial and industrial loans	862,988	35,449	5.49	326,852	11,202	4.57
SBA PPP loans	821,822	13,866	2.26	170,362	3,666	2.87
Other loans	21,300	1,193	7.49	1,253	39	4.15
Mortgage-backed securities	823,585	10,562	1.71	463,681	9,076	2.61
Investment securities	325,654	4,974	2.04	63,594	1,718	3.60
Other short-term investments	575,399	2,563	0.60	144,414	2,577	2.38
Total interest-earning assets	11,277,257	287,814	3.41%	6,069,115	174,935	3.84%
Non-interest earning assets	732,265			294,653
Total assets	$12,009,522			$6,363,768

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking	$911,156	$1,240	0.18%	$207,779	$486	0.31%
Money market	3,437,677	5,395	0.21	1,644,679	7,938	0.64
Savings	1,131,122	589	0.07	397,941	842	0.28
Certificates of deposit	1,359,380	6,442	0.63	1,507,442	19,032	1.69
Total interest-bearing deposits	6,839,335	13,666	0.27	3,757,841	28,298	1.01
FHLBNY advances	338,129	1,902	0.75	1,029,485	13,580	1.76
Subordinated debt, net	187,770	6,319	4.50	113,955	3,991	4.68
Other short-term borrowings	7,562	4	0.07	5,971	42	0.95
Total borrowings	533,461	8,225	2.06	1,149,411	17,613	2.05
Total interest-bearing liabilities	7,372,796	21,891	0.40%	4,907,252	45,911	1.25%
Non-interest-bearing checking	3,316,989			579,753
Other non-interest-bearing liabilities	175,703			222,659
Total liabilities	10,865,488			5,709,664
Stockholders' equity	1,144,034			654,104
Total liabilities and stockholders' equity	$12,009,522			$6,363,768
Net interest income		$265,923			$129,024
Net interest spread			3.02%			2.59%
Net interest-earning assets	$3,904,461			$1,161,863
Net interest margin			3.15%			2.83%
Ratio of interest-earning assets to interest-bearing liabilities			152.96%			123.68%
Deposits (including non-interest-bearing checking accounts)	$10,156,324	$13,666	0.18%	$4,337,594	$28,298	0.87%

Rate/Volume Analysis

	Nine Months Ended September 30, 2021
	Compared to Nine Months Ended September 30, 2020
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$84,854	$(12,304)	$72,550
Commercial and industrial loans	20,161	4,086	24,247
SBA PPP loans	12,479	(2,279)	10,200
Other loans	870	284	1,154
Mortgage-backed securities	5,816	(4,330)	1,486
Investment securities	5,529	(2,273)	3,256
Other short-term investments	4,790	(4,804)	(14)
Total interest-earning assets	$134,499	$(21,620)	$112,879
Interest-bearing liabilities:
Interest-bearing checking	$1,299	$(545)	$754
Money market	5,689	(8,232)	(2,543)
Savings	960	(1,213)	(253)
Certificates of deposit	(1,308)	(11,282)	(12,590)
FHLBNY advances	(6,498)	(5,180)	(11,678)
Subordinated debt, net	2,526	(198)	2,328
Other short-term borrowings	6	(44)	(38)
Total interest-bearing liabilities	$2,674	$(26,694)	$(24,020)
Net change in net interest income	$131,825	$5,074	$136,899

Net Interest Income.  Net interest income was $265.9 million during the nine months ended September 30, 2021, an increase of $136.9 million from $129.0 million during the nine months ended September 30, 2021.  Average interest-earning assets were $11.28 billion for the nine months ended September 30, 2021, an increase of $5.21 billion compared to $6.07 billion for the nine months ended September 30, 2020. Net interest margin was 3.15% during the nine months ended September 30, 2021, up from 2.83% during the nine months ended September 30, 2020.

Interest Income.  Interest income was $287.8 million during the nine months ended September 30, 2021, an increase of $112.9 million from the nine months ended September 30, 2020, primarily reflecting increases in interest income of $72.6 million on real estate loans, $24.2 million on C&I loans, $10.2 million on SBA PPP loans, $1.2 million on other loans, $1.5 million on mortgage-backed securities, and $3.3 million on investment securities. The increased interest income on real estate loans was due to an increase of $2.95 billion in the average balance of such loans in the period, offset in part by a 25-basis point decrease in the yield. The increased interest income on C&I loans was primarily due to growth of $536.1 million in the average balances, and a 92-basis point increase in yield during the period.   The increased interest income from mortgage-backed securities was primarily due to the increase in the average balances of $359.9 million. The increased average balances were related to increased balances from the Merger.

Interest Expense.  Interest expense decreased $24.0 million, to $21.9 million, during the nine months ended September 30, 2021, from $45.9 million during the nine months ended September 30, 2020. The decrease in interest expense was due to decreased rates offered on CD accounts, a decrease of $148.1 million in the average balances of such accounts, a decrease of $691.4 million in the average balances of FHLBNY advances, and a decrease of 101 basis points in the cost of such borrowings.

Provision for Credit Losses. The Company recognized a provision for credit losses of $6.3 million during the nine months ended September 30, 2021, compared to $20.0 million for the nine months ended September 30, 2020.  The change in provision for the nine months ended September 30, 2021 was due to a provision for credit losses recorded on acquired non-PCD loans which totaled $20.3 million for the Day 2 accounting of acquired loans from the Merger. Excluding acquired non-PCD loans, the provision on the remainder of the portfolio for the nine months ended September 30, 2021 was a credit loss recovery of $19.5 million primarily as a result of improvement in forecasted macroeconomic conditions, as well as releases of reserves on individually analyzed loans.

Non-Interest Income. Non-interest income was $31.9 million during the nine months ended September 30, 2021, an increase of $13.1 million from $18.8 million during the nine months ended September 30, 2020, primarily due to increases in gains on the sales of SBA loans of $21.2 million and increases in service charges and other fees of $7.5 million, partially offset by a loss on termination of derivatives of $16.5 million in the 2021 period, a decrease in gains on sales of securities and other assets of $2.6 million, and a decrease in loan level derivative income of $2.4 million.

Non-Interest Expense.  Non-interest expense was $194.5 million during the nine months ended September 30, 2021, an increase of $114.3 million from $80.2 million during the nine months ended September 30, 2020, reflecting an increase of $39.8 million in merger expenses and transaction costs, an increase of $35.7 million in salaries and employee benefits expense, an increase of $10.9 million in occupancy and equipment expense, an increase of $6.0 million in data processing costs, and an increase of $4.4 million in professional services expenses, primarily due to the Merger. The Company also incurred branch restructuring costs of $6.2 million during the 2021 period.

Non-interest expense was 2.16% and 1.68% of average assets during the nine-month periods ended September 30, 2021 and 2020, respectively.

Income Tax Expense.   Income tax expense was $28.4 million during the nine months ended September 30, 2021, an increase of $18.0 million from $10.3 million during the nine months ended September 30, 2020.  The Company's consolidated tax rate was 29.2% during the nine months ended September 30, 2021, an increase from 21.7% during the nine months ended September 30, 2020. The increase in the effective tax rate during the nine months ended September 30, 2021 compared to the year ago period was primarily the result of the loss of benefits from the Company’s REIT and non-deductible expenses during the period.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2020 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2021. The following is an update of the discussion provided therein.

General. The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the three and nine months ended September 30, 2021, the Company conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

The analysis that follows presents, as of September 30, 2021 and December 31, 2020, the estimated EVE at both the Pre-Shock Scenario and the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios.

	September 30, 2021			December 31, 2020
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$1,369,702	$222,016	19.34%	$601,319	$7,892	1.33%
+ 100 Basis Points	1,280,262	132,576	11.55%	597,398	3,971	0.67%
Pre-Shock Scenario	1,147,686	—	—	593,427	—	—

The Company’s Pre-Shock Scenario EVE increased from $593.4 million at December 31, 2020 to $1.15 billion at September 30, 2021. The primary factor contributing to the significant increase in EVE at September 30, 2021, was the completion of the Merger in the first quarter.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios increased from $597.4 million and $601.3 million, respectively, at December 31, 2020, to $1.28 billion and $1.37 billion, respectively, at September 30, 2021.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income over the 12-month period beginning September 30, 2021 assuming gradual changes in interest rates for the given rate scenarios:

Percentage Change in
Gradual Change in Interest rates of:	Net Interest Income
+ 200 Basis Points	1.28%
+ 100 Basis Points	0.47%

Item 4.Controls and Procedures

Management of the Company, with the participation of its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2021, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were changes in the Company’s internal control over financial reporting related to CECL and business combinations that occurred during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company was not involved in any actions or proceedings that were likely to have a material adverse impact on its financial condition and results of operations as of September 30, 2021.

Item 1A.Risk Factors

There have been no changes to the risks disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.

(c)

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Programs (1)
July 2021	253,145	$31.84	253,145	120,514
August 2021	71,284	33.38	71,284	2,093,198
September 2021	155,610	32.10	155,610	1,937,588
(1)	In August 2021, the Company announced the adoption of a new stock repurchase program of up to 2,043,968 shares, upon the completion of its existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason. As of September 30, 2021, there were 1,937,588 shares remaining to be purchased in the program.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

None.

Item 6.Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 2, 2021 (File No. 001-34096))
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021 (File No. 001-34096))
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101

The following financial statements from Dime Community Bancshares, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2021, filed on November 9, 2021, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2021 and 2020, (iv) Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

Dime Community Bancshares, Inc.

Dated: November 9, 2021	By:	/s/ KEVIN M. O’CONNOR
Kevin M. O’Connor
Chief Executive Officer

Dated: November 9, 2021	By:	/s/ AVINASH REDDY
Avinash Reddy
Senior Executive Vice President and Chief Financial Officer