Form 10-K
period 2021-12-31
Dime Community Bancshares, Inc. /NY/
filed 2022-03-01
CIK 846617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number 001-34096

Dime Community Bancshares, Inc.

(Exact name of registrant as specified in its charter)

New York	11-2934195
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

898 Veterans Memorial Highway, Suite 560, Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 537-1000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.01 per share	DCOM	The Nasdaq Stock Market
Preferred Stock, Series A, par value $0.01 per share	DCOMP	The Nasdaq Stock Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $1.15 billion based upon the $33.62 closing price on the NASDAQ National Market for a share of the registrant’s common stock on June 30, 2021.

The registrant had 39,647,623 shares of common stock, $0.01 par value, outstanding as of February 22, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 26, 2022 and any adjournment thereof, are incorporated by reference in Part III.

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. together with its direct and indirect subsidiaries, the “Company”) in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on such statements. These factors include, without limitation, the following:

●	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
●	the net interest margin is subject to material short-term fluctuation based upon market rates;
●	changes in deposit flows, loan demand or real estate values may affect the business of Dime Community Bank (the “Bank”);
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently;
●	changes in corporate and/or individual income tax laws may adversely affect the Company’s business or financial condition or results of operations;
●	general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry, may be different than the Company currently anticipates;
●	legislative, regulatory or policy changes may adversely affect the Company’s business or results of operations;
●	technological changes may be more difficult or expensive than the Company anticipates;
●	success or consummation of new business initiatives or the integration of any acquired entities may be more difficult or expensive than the Company anticipates;
●	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than the Company anticipates; and
●	the Company may be subject to other risks, as enumerated under Item 1A. Risk Factors in this Annual Report on Form 10-K and in quarterly and other reports filed by us with the Securities and Exchange Commission.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

PART I

Item 1. Business

General

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

As of December 31, 2021, we operated 60 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, and the Bronx.

The Company is a bank holding company engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank. The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations include Dime Community Inc., a real estate investment trust subsidiary which was formerly known as Bridgehampton Community, Inc., as an operating subsidiary. Our bank operations also include Bridge Abstract LLC (“Bridge Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. In September 2021, the Company dissolved two REITs, DSBW Preferred Funding Corporation and DSBW Residential Preferred Funding Corporation, which were wholly-owned subsidiaries of the Bank. The preferred shares issued by the REITs were redeemed in connection with the dissolutions.

For over a century, we have maintained our focus on building customer relationships in our market area. Our mission is to grow through the provision of exceptional service to our customers, our employees, and the community. We strive to achieve excellence in financial performance and build long-term shareholder value. We engage in a full service commercial and consumer banking business, including accepting time, savings and demand deposits from the businesses, consumers,  and local municipalities in our market area. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family mortgage loans; (3) residential mortgage loans; (4) secured and unsecured commercial and consumer loans; (5) home equity loans; (6) construction and land loans; (7) Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“Fannie Mae”), Government National Mortgage Association (“Ginnie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) U.S. Treasury securities; (9) New York State and local municipal obligations; (10) U.S. government-sponsored enterprise (“U.S. GSE”) securities; and (11) corporate bonds. We also offer the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, providing multi-millions of dollars of Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits to our customers. In addition, we offer merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, and individual retirement accounts as well as investment services through Bridge Financial Services LLC, which offers a full range of investment products and services through a third-party broker dealer. Through its title insurance abstract subsidiary, the Bank acts as a broker for title insurance services. Our customer base is comprised principally of small and medium sized businesses, municipal relationships and consumer relationships.

Human Capital Resources

Demographics and Culture

As of December 31, 2021, we employed 802 full-time equivalent employees. As a result of the Merger, on February 1, 2021, we added 373 full-time equivalent employees. Our employees are not represented by a collective bargaining agreement. Our culture in the workplace encourages employees to care about each other, the communities they serve, and the work they do. We believe strong community ties, customer focus, accountability, and development of the communities in which we operate will have a favorable long-term impact on our business performance. Our employees are passionate and empowered to build relationships and provide customized banking solutions to the communities we serve. We believe in hiring well-qualified people from a wide range of backgrounds who align to values like integrity, innovation, and teamwork. As an equal opportunity employer, our decisions to select and promote employees are unbiased as we seek to build a diverse and inclusive team of employees.

Labor Policies and Benefits

We offer our employees a comprehensive benefits package that will support, maintain, and protect their physical, mental, and financial health. We sponsor various wellness programs that promote the health and wellness of our employees. In March 2020, the United States declared a National Public Health Emergency in response to the COVID-19 pandemic, which presented a challenge of maintaining the health and safety of our employees.  Our employees complete daily COVID-19 health assessments and must remain at home if they experience COVID-19 symptoms, tested positive, or have been in close contact with a person who has tested positive for COVID-19. As the pandemic evolved, we pivoted the schedules of corporate staff to ensure their safety while still providing support to our customers. Our branch network remained operational with minimal disruption throughout the pandemic.

Training, Development and Retention

We are committed to retaining employees by being competitive in providing cash and non-cash rewards, benefits, recognition, and professional development opportunities.  We offered an 8-week summer internship program through local colleges that provided students with a valuable experience in the professional fields they are considering career paths in. It also provides a post-graduation pipeline of future employees.  In addition, we maintain equity incentive plans under which we may issue shares of our common stock. Refer to Note 20. “Stock-Based Compensation” of the Notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details of our equity incentive plans. We promote career development and continuing education by offering internal training programs and tuition reimbursement for programs that develop skills related to our business.

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

As of December 31, 2021, our principal market area is Greater Long Island, which includes the counties of Kings, Queens, Nassau and Suffolk, and Manhattan, which have a sizable industry base. Industries represented across the principal market areas include retail establishments; construction and trades; restaurants and bars; lodging and recreation; professional entities; real estate; health services; passenger transportation; high-tech manufacturing; and agricultural and related businesses. Given its proximity, Long Island’s economy is closely linked with New York City’s and major employers in the area include municipalities, school districts, hospitals, and financial institutions.

Taxation

The Holding Company, the Bank and its subsidiaries, with the exception of the real estate investment trust, which files its own federal and state income tax returns, report their income on a consolidated basis using the accrual method of accounting and are subject to federal taxation as well as income tax of the State, City of New York and the State of New Jersey. In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses realized by banks from the sale of available-for-sale securities are generally treated as ordinary income, rather than capital gains or losses. The taxation of net income is similar to federal taxable income subject to certain modifications.

Regulation and Supervision

Dime Community Bank

The Bank is a New York State-chartered trust company and a member of the Federal Reserve System (a “member bank”). The lending, investment, and other business operations of the Bank are governed by New York and federal laws and regulations. The Bank is subject to extensive regulation by the New York State Department of Financial Services (“NYSDFS”) and, as a member bank, by the Board of Governors of the Federal Reserve System (“FRB”). The Bank’s deposit accounts are insured up to applicable limits by the FDIC under its Deposit Insurance Fund (“DIF”) and the FDIC has certain regulatory authority as deposit insurer. A summary of the primary laws and regulations that govern the Bank’s operations are set forth below.

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

The FDIC assesses insured depository institutions to maintain the DIF. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments.  Assessments for institutions with $10 billion or more of assets are primarily based on a scorecard approach by the FDIC, including factors such as examination ratings, financial measures, and modeling measuring the institution’s ability to withstand asset-related and funding-related stress and potential loss to the DIF in the event of the institution’s failure. The assessment range (inclusive of possible adjustments specified by the regulations) for institutions with total assets of more than $10 billion is 1.5 to 40 basis points.

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

Capitalization

Federal regulations require FDIC insured depository institutions, including state member banks, to meet several minimum capital standards:  a common equity tier 1 capital to risk-based assets ratio of 4.5%, a tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a tier 1 capital to total assets leverage ratio of 4.0%. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. Common equity tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity tier 1 and additional tier 1 capital. Additional tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes tier 1 capital (common equity tier 1 capital plus additional tier 1 capital) and tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock, mandatory convertible securities, and subordinated debt. Also included in tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity tier 1 capital (including unrealized gains and losses on available-for-sale-securities).  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

Liquidity

Pursuant to FDIC regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation.

Branching

Subject to certain limitations, NYS and federal law permit NYS-chartered banks to establish branches in any state of the United States. In general, federal law allows the FDIC, and the NYBL allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger. The NYBL authorizes NYS-chartered banks to open and occupy de novo branches outside the State of New York. Pursuant to the Reform Act, the FDIC is authorized to approve the establishment by a state bank of a de novo interstate branch if the intended host state allows de novo branching within that state by banks chartered by that state.

Acquisitions

Under the Federal Bank Merger Act, prior approval of the FDIC is required for the Bank to merge with or purchase the assets or assume the deposits of another insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, the FDIC will consider, among other factors, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA (see “Community Reinvestment”) and its compliance with fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities.

Privacy and Security Protection

The federal banking agencies have adopted regulations for consumer privacy protection that require financial institutions to adopt procedures to protect customers and their “non-public personal information.” The regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship, and annually thereafter if there are changes to its policy. In addition, the Bank is required to provide its customers the ability to “opt-out” of: (1) the sharing of their personal information with unaffiliated third parties if the sharing of such information does not satisfy any of the permitted exceptions; and (2) the receipt of marketing solicitations from Bank affiliates.

The Bank is additionally subject to regulatory guidelines establishing standards for safeguarding customer information. The guidelines describe the federal banking agencies’ expectations for the creation, implementation and maintenance of an information security program, including administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, and protect against anticipated threats or hazards to the security or integrity of such records and unauthorized access to or use of such records or information that could result in substantial customer harm or inconvenience.

Federal law additionally permits each state to enact legislation that is more protective of consumers’ personal information. There are periodically privacy bills considered by the New York legislature. Management of the Company cannot predict the impact, if any, of these bills if enacted.

Cybersecurity more broadly has become a focus of federal and state regulators. In March 2015, federal regulators issued two statements regarding cybersecurity to reiterate regulatory expectations regarding cyberattacks compromising credentials and business continuity planning to ensure the rapid recovery of an institution’s operations after a cyberattack involving destructive malware. In October 2016, federal regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. Once established, the enhanced cyber risk management standards would help to reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system. The advance notice of proposed rulemaking addressed five categories of cyber standards: (1) cyber risk governance; (2) cyber risk management; (3) internal dependency management; (4) external dependency management; and (5) incident response, cyber resilience, and situational awareness. In March 2017, the NYSDFS made effective regulations that require financial institutions regulated by the NYSDFS, including the Bank, to, among other things, (i) establish and maintain a cyber security program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cyber security policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer.  In January 2020, the FDIC issued a “Statement on Heightened Cybersecurity Risk” to remind regulated institutions of sound cybersecurity risk management principles. The Company will continue to monitor any developments related to these proposed rulemakings as part of its ongoing cyber risk management. See “Item 1A - Risk Factors” for a further discussion of cybersecurity risks.

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

Federal law provides that institutions with more than $10 billion in total assets, such as the Bank, are examined by the Consumer Financial Protection Bureau (“CFPB”), rather than its primary federal bank regulator, as to compliance with certain federal consumer protection and fair lending laws and regulations.

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

The FRB previously adopted consolidated capital adequacy guidelines for bank holding companies structured similarly, but not identically, to those applicable to the Bank. The Dodd-Frank Act directed the FRB to issue consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The FRB subsequently issued regulations amending its regulatory capital requirements to implement the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer was phased-in between 2016 and 2019. We met all capital adequacy requirements under the FRB’s capital rules on December 31, 2021.

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

FRB policy is that a bank holding company should pay cash dividends only to the extent that the company’s net income is sufficient to fund the dividends and the prospective rate of earnings retention is consistent with the company’s capital needs, asset quality and overall financial condition. In addition, FRB guidance sets forth the supervisory expectation that bank holding companies will inform and consult with FRB staff in advance of issuing a dividend that exceeds earnings for the quarter and should inform the FRB and should eliminate, defer or significantly reduce dividends if (i) net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, the guidance indicates that a bank holding company should notify the FRB in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. FRB guidance also provides for consultation and nonobjection for material increases in the amount of a bank holding company’s common stock dividend.

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

Other Information

Through a link on the Investor Relations section of our website of www.dime.com, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) for 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. Copies of such reports and other information also are available at no charge to any person who requests them or at www.sec.gov. Such requests may be directed to Dime Community Bancshares, Inc., Investor Relations, 898 Veterans Memorial Highway, Suite 560, Hauppauge, NY 11788, (631) 537-1000.

Item 1A. Risk Factors

Risks Related to the COVID-19 Outbreak

The economic impact of the COVID-19 outbreak may continue to have an adverse impact on our business and results of operations.

The COVID-19 pandemic has caused significant economic dislocation in the United States. Since March 2020, many state and local governments, including New York, have from time to time ordered non-essential businesses to close and residents to shelter in place at home, or placed other restrictions on businesses and individuals, resulting in a slow-down in economic activity and increases in unemployment. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark federal funds rate to a target range of 0% to 0.25%.  Various state governments and federal agencies required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  From time to time, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  Government actions and business practices continue to evolve in response to the advent of COVID-19 variants.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business.  The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be fully reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we may be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if economic activity slows or high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	if the Federal Reserve Board’s target federal funds remains near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
●	we rely on third-party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
●	government actions in response to the pandemic, such as vaccination mandates, may affect our business and operations, workforce, human capital resources and infrastructure.

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

Risks Related to our Loan Portfolio

The concentration of our loan portfolio in loans secured by commercial, multi-family and residential real estate properties located in Greater Long Island and Manhattan could materially adversely affect our financial condition and results of operations if general economic conditions or real estate values in this area decline.

Unlike larger banks that are more geographically diversified, our loan portfolio consists primarily of real estate loans secured by commercial, multi-family and residential real estate properties located in Greater Long Island and Manhattan. The local economic conditions in Greater Long Island and Manhattan have a significant impact on the volume of loan originations and the quality of loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. A considerable decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and results of operations. Additionally, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

If our regulators impose limitations on our commercial real estate lending activities, earnings could be adversely affected.

In 2006, the federal bank regulatory agencies (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. The Consolidated Company’s non-owner occupied commercial real estate level equaled 519% of total risk-based capital at December 31, 2021. Including owner-occupied commercial real estate, the Consolidated Company’s ratio of commercial real estate loans to total risk-based capital ratio would be 598% at December 31, 2021.

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

The Financial Accounting Standards Board (“FASB”) has issued an accounting standard that we adopted in the first quarter of 2021. This standard, referred to as ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“CECL” or the “CECL Standard”), requires that we determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This changed the previous method of providing allowances for loan losses that are probable, and greatly increases the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses.

Customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Hence, we may experience significant credit losses, which could have a material adverse effect on its operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, we rely on loan quality reviews, our past loss experience and that of our peer group, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover expected losses in the loan portfolio, resulting in additions to the allowance for credit losses. Material additions to the allowance for credit losses through charges to earnings would materially decrease our net income.

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

In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. The FRB has indicated its intent to increase market interest rates beginning in 2022.

A sustained decrease in market interest rates could adversely affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates. Under those circumstances, we may not be able to reinvest those prepayments in assets earning interest rates as high as the rates on those prepaid loans or in investment securities.

Changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. As of December 31, 2021, the securities portfolio totaled $1.74 billion.

Management is unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy, domestic and international disorder and instability in domestic and foreign financial markets, and investor and consumer demand.

We are required to transition from the use of LIBOR.

In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021.  LIBOR will be discontinued after June 2023.  At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Regulators, industry groups and certain committees (e.g. the Alternative Reference Rates Committee) have published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for the LIBOR (e.g. the Secured Overnight Financing Rate), and proposed implementations of the recommended alternatives in floating-rate financial instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. We have material contracts that are indexed to LIBOR and are monitoring this activity and evaluating the related risks. When LIBOR rates are no longer available and we are required to implement substitute indices for the calculation of interest rates, we may incur expenses in effecting the transition, and may be subject to disputes or litigation with customers and security holders over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations. Additionally, since alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition may change our market risk profile, requiring changes to risk and pricing models.

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

In 2015, Bridge issued $40.0 million of 5.25% fixed-to-floating rate subordinated debentures due 2025 and $40.0 million of 5.75% fixed-to-floating rate subordinated debentures due 2030. In 2017, Legacy Dime issued $115.0 million of 4.50% Fixed-to-Floating Rate Subordinated Debentures due 2027, which were assumed by the Company in the Merger. Because these subordinated debentures rank senior to our common stock, if we fail to timely make principal and interest payments on the subordinated debentures, we may not pay any dividends on our common stock. Further, if we declare bankruptcy, dissolve or liquidate, we must satisfy all of our subordinated debenture obligations before we may pay any distributions on our common stock.

Operational Risk Factors

Strong competition within our market area may limit our growth and profitability.

Our primary market area is located in Greater Long Island and Manhattan. Competition in the banking and financial services industry remains intense. Our profitability depends on the continued ability to successfully compete. We compete with commercial banks, savings banks, credit unions, insurance companies, and brokerage and investment banking firms. Many of our competitors have substantially greater resources and lending limits than us and may offer certain services that we do not provide. In addition, competitors may offer deposits at higher rates and loans with lower fixed rates, more attractive terms and less stringent credit structures than we have been willing to offer.

Our future success depends on the success and growth of Dime Community Bank.

Our primary business activity for the foreseeable future will be to act as the holding company of the Bank. Therefore, our future profitability will depend on the success and growth of this subsidiary. The continued and successful implementation of our growth strategy will require, among other things that we increase our market share by attracting new customers that currently bank at other financial institutions in our market area. In addition, our ability to successfully grow will depend on several factors, including favorable market conditions, the competitive responses from other financial institutions in our market area, and our ability to maintain good asset quality. While we believe we have the management resources, market opportunities and internal systems in place to obtain and successfully manage future growth, growth opportunities may not be available, and we may not be successful in continuing our growth strategy. In addition, continued growth requires that we incur additional expenses, including salaries, data processing and occupancy expense related to new branches and related support staff. Many of these increased expenses are considered fixed expenses. Unless we can successfully continue our growth, our results of operations could be negatively affected by these increased costs.

The loss of key personnel could impair our future success.

Our future success depends in part on the continued service of our executive officers, other key management, and staff, as well as our ability to continue to attract, motivate, and retain additional highly qualified employees. The loss of services of one or more of our key personnel or our inability to timely recruit replacements for such personnel, or to otherwise attract, motivate, or retain qualified personnel could have an adverse effect on our business, operating results and financial condition.

Our business may be adversely affected by fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes.   While we have policies and procedures designed to prevent such losses, losses may still occur.  In the past, we have experienced losses due to fraud.

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

If we determine our goodwill or other intangible assets to be impaired, the Company’s financial condition and results of operations would be negatively affected.

When the Company completes a business combination, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At least annually (or more frequently if indicators arise), the Company evaluates goodwill for impairment by comparing the fair value of its reporting entities against the carrying value. If the Company determines goodwill or other intangible assets are impaired, the Company will be required to write down these assets. Any write-down would have a negative effect on the consolidated financial statements.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Following the Merger, the Company’s corporate headquarters is located at 898 Veterans Highway in Hauppauge, New York. The Bank’s main office continues to be located at 2200 Montauk Highway in Bridgehampton, New York.  In connection with the Merger, we expanded our footprint with the addition of Legacy Dime’s full-service retail banking offices located throughout Brooklyn, Queens, the Bronx, and Nassau and Suffolk Counties in New York, and Legacy Dime’s operations office located in Manhattan.

As of December 31, 2021, we operated 60 branch locations throughout Greater Long Island and Manhattan, of which 44 were leased and 16 were owned.

For additional information on our premises and equipment, see Note 7. “Premises and Fixed Assets, net and Premises Held for Sale” in the notes to the consolidated financial statements.

Item 3. Legal Proceedings

In the ordinary course of business, the Holding Company and the Bank are routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, as of December 31, 2021, neither the Holding Company nor the Bank were involved in any actions or proceedings that were likely to have a material adverse impact on the Company’s consolidated financial condition and results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ® Stock Market under the symbol “DCOM”. Prior to the Merger, our common shares were traded under the symbol “BDGE”. At February 22, 2022, we had approximately 1,147 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

DCOM Performance Graph

Pursuant to the regulations of the SEC, the graph below compares our performance with that of the total return for the NASDAQ® Composite Index and the S&P SmallCap 600 Banks Index from December 31, 2016 through December 31, 2021. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below. The following performance graph reflects the performance of BDGE prior to the Merger.

Total Return Performance
Dime Community Bancshares, Inc.
NASDAQ Composite Index
S&P SmallCap 600 Banks Index
Index Value
350
300
250
200
150
100
50
0
42735
43100
43465
43830
44196
44561

	Year Ended December 31,
Index	2016	2017	2018	2019	2020	2021
Dime Community Bancshares, Inc.	100.00	94.88	71.00	96.37	72.77	108.64
S&P SmallCap 600 Banks Index	100.00	101.68	91.21	112.06	99.99	134.23
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85

Issuer Purchases of Equity Securities

The following table presents information regarding purchases of common stock during the three months ended December 31, 2021:

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Programs (1)
October 2021	267,503	$34.54	267,503	1,670,085
November 2021	92,764	35.86	92,764	1,577,321
December 2021	490,634	34.12	490,634	1,086,687
(1)	In August 2021, we announced the adoption of a new stock repurchase program of up to 2,043,968 shares, upon the completion of our existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of December 31, 2021, there were 1,086,687 shares remaining to be purchased in the program.

Item 6. [Reserved]

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

Overview

Dime Community Bancshares, Inc., a New York corporation previously known as “Bridge Bancorp, Inc.,” is a bank holding company formed in 1988. On a parent-only basis, the Holding Company has minimal operations, other than as owner of Dime Community Bank. The Holding Company is dependent on dividends from its wholly-owned subsidiary, Dime Community Bank, its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non-interest income, such as fee income on deposit and loan accounts, merchant credit and debit card processing programs, loan swap fees, investment services, income from its title insurance subsidiary, and net gains on sales of securities and loans. The level of non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from the Bank’s title insurance subsidiary, and income tax expense, further affects our net income. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity.

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

Recent Developments Relating to the COVID-19 Pandemic

As Banking was designated by New York State as an essential business, we remain committed to being a source of capital to businesses in our footprint. Over the past several years, we have taken numerous steps, including hiring personnel and adding new processes and systems, that have put us in a position to help our business customers, through programs such as the SBA Paycheck Protection Program (“PPP”). Our retail branch office locations remain open to conduct business. The locations are following the state and local guidance related to COVID vaccination mandates and Centers for Disease Control and Prevention guidance on safe practices and social distancing. All employees and customers must wear a mask when unable to socially distance.  We also offer mobile and digital banking platforms. We also allow for a remote working environment for many of our back office personnel. We have not identified any material operational or internal control challenges.

We also prioritize the well-being of our employees, including the creation of the Safety and Wellness Committee. We adhere to the NY Health & Essential Rights (“HERO”) Act, under which we have adopted additional guidelines and safety measures to protect our employees against exposure.

Future government actions in response to the COVID-19 pandemic, including vaccination mandates, may affect our workforce, human capital resources, and infrastructure.

It is possible that there will be continued material, adverse impacts to significant estimates, asset valuations, and business operations, including intangible assets, investments, loans, deferred tax assets, and derivative counter party risk as a result of the COVID-19 pandemic.

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

Consistent with regulatory guidance to work with borrowers during the unprecedented situation caused by the COVID-19 pandemic and as outlined in the CARES Act, the Company established a formal payment deferral program in April 2020 for borrowers that have been adversely affected by the pandemic. As of December 31, 2021, the Company had seven loans, representing outstanding loan balances of $5.7 million, that were deferring full principal and interest.  In accordance with Section 4013 of the CARES Act, issued in March 2020, these deferrals are not considered troubled debt restructurings (“TDRs”). Risk-ratings on COVID-19 loan deferrals are evaluated on an ongoing basis. The loans will be subject to the Bank’s normal credit monitoring. The collectability of accrued interest is evaluated on a periodic basis.

With the passage of the PPP, administered by the SBA, the Company participated in assisting its customers with applications for resources through the program.  Since the inception of the program, the consolidated PPP originations for the Company, including originations by both Legacy Dime and Bridge, through December 31, 2021 exceeded $1.90 billion. The Company’s ability to respond quickly to the SBA guidelines allowed the Company to be a source of funding for local businesses during the COVID-19 pandemic. The Company’s SBA PPP loans generally have a two-year or five-year term and earn interest at 1%.  Following the completion of the PPP, the Company sold its 2021 originations in order to re-deploy funds into ongoing loan portfolio growth. The Company believes that the remainder of its SBA PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of December 31, 2021, the Company had SBA PPP loans totaling $66.0 million, net of deferred fees. It is the Company’s expectation that loans funded through the PPP are fully guaranteed by the U.S. government.

We continue to monitor unfunded commitments through the pandemic, including commercial and home equity lines of credit, for evidence of increased credit exposure as borrowers utilize these lines for liquidity purposes.

Critical Accounting Estimates

Note 1 Summary of Significant Accounting Policies, to the Company’s Audited Consolidated Financial Statement for the year ended December 31, 2021 contains a summary of significant accounting policies. These accounting policies may require various levels of subjectivity, estimates or judgement by management. Policies with respect to the methodologies it uses to determine the allowance for credit losses on loans held for investment and fair value of loans acquired in a business combinations are critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations. These critical accounting estimates involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company’s consolidated results of operations or financial condition.

Management has reviewed the following critical accounting estimates and related disclosures with its Audit Committee.

Allowance for Credit Losses on Loans Held for Investment

Methods and Assumptions Underlying the Estimate

On January 1, 2021, we adopted the CECL Standard, which requires that loans held for investment be accounted for under the current expected credit losses model. The allowance for credit losses is established and maintained through a provision for credit losses based on expected losses inherent in our loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis, and additions to the allowance are charged to expense and realized losses, net of recoveries, are charged against the allowance.

Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In determining the allowance for credit losses for loans that share similar risk characteristics, the Company utilizes a model which compares the amortized cost basis of the loan to the net present value of expected cash flows to be collected. Expected credit losses are determined by aggregating the individual cash flows and calculating a loss percentage by loan segment, or pool, for loans that share similar risk characteristics. For a loan that does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. Within the model, assumptions are made in the determination of probability of default, loss given default, reasonable and supportable economic forecasts, prepayment rate, curtailment rate, and recovery lag periods. Management assesses the sensitivity of key assumptions at least annually by stressing the assumptions to understand the impact on the model.

Statistical regression is utilized to relate historical macro-economic variables to historical credit loss experience of the peer group. These models are then utilized to forecast future expected loan losses based on expected future behavior of the same macro-economic variables. Adjustments to the quantitative results are adjusted using qualitative factors. These factors include: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due loans; (6) the quality of our loan review system; (7) the value of underlying collateral for collateralized loans; (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

For loans that do not share risk characteristics, the Company evaluated the loan on an individual basis based on various factors. Factors that may be considered are borrower delinquency trends and non-accrual status, probability of foreclosure or note sale, changes in the borrower’s circumstances or cash collections, borrower’s industry, or other facts and circumstances of the loan or collateral. The expected credit loss is measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For collateral dependent loans, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, less estimated costs to sell.

Uncertainties Regarding the Estimate

Estimating the timing and amounts of future losses is subject to significant management judgment as these projected cash flows rely upon the estimates discussed above and factors that are reflective of current or future expected conditions. These estimates depend on the duration of current overall economic conditions, industry, borrower, or portfolio specific conditions. Volatility in certain credit metrics and differences between expected and actual outcomes are to be expected.

Customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or loan charge-offs.

Impact on Financial Condition and Results of Operations

If our assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover expected losses in the loan portfolio, resulting in additions to the allowance. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance through charges to earnings would materially decrease our net income.

We may experience significant credit losses if borrowers experience financial difficulties, which could have a material adverse effect on our operating results.

In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for credit losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Fair value of loans acquired in a business combination

Methods and Assumptions Underlying the Estimate

On February 1, 2021, Legacy Dime merged with and into Bridge, Inc. in a merger of equals business combination accounted for as a reverse merger using the acquisition method of accounting (see Note 2 – Merger). As a result of the Merger, the Company recorded $100.2 million of goodwill, based on the fair value of acquired assets and liabilities of Bridge. The fair value often involved third-party estimates utilizing input assumptions by management which may be complex or uncertain. The fair value of acquired loans is based on a discounted cash flow methodology that considers factors such as type of loan and related collateral, and requires management’s judgement on estimates about discount rates, expected future cash flows, market conditions and other future events.

For purchased financial loans with credit deterioration (“PCD”), an estimate of expected credit losses was made for loans with similar risk characteristics and was added to the purchase price to establish the initial amortized cost basis of the PCD loans. Any difference between the unpaid principal balance and the amortized cost basis is considered to relate to non-credit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. For acquired loans not deemed PCD at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans.

Uncertainties Regarding the Estimate

Management relied on economic forecasts, internal valuations, or other relevant factors which were available at the time of the Merger in the determination of the assumptions used to calculate the fair value of the acquired loans. The estimates about discount rates, expected future cash flows, market conditions and other future events are subjective and may differ from estimates.

Impact on Financial Condition and Results of Operations

The estimate of fair values on acquired loans contributed to the recorded goodwill from the Merger. In future income statement periods, interest income on loans will include the amortization and accretion of any premiums and discounts resulting from the fair value of acquired loans. Additionally, the provision for credit losses on acquired individually analyzed PCD loans may be impacted due to changes in the assumptions used to calculated expected cash flows.

Comparison of Operating Results Years Ended December 31, 2021, 2020 and 2019

The Company’s results of operations for the year ended December 31, 2021 include income for the eleven months following the Merger and the results of Legacy Dime for the month ended January 31, 2021. While Bridge was the legal acquirer and surviving corporation following the Merger, Legacy Dime is considered the acquirer for accounting purposes.  Accordingly, the Company’s historical operating results as of and for the years ended December 31, 2020 and 2019, as presented and discussed in this Annual Report on Form 10-K, do not include the historical results of Bridge.

General.  Net income was $104.0 million in 2021, compared to $42.3 million in 2020, and $36.2 million in 2019.  During 2021, net interest income increased by $179.9 million, provision for credit losses decreased by $20.0 million, and non-interest income increased by $20.8 million.  These increases to net income were partially offset by a non-interest expense increase of $127.5 million and an income tax expense increase of $31.5 million. During 2020, net interest income increased by $30.3 million and non-interest income increased by $9.1 million.  These increases to net income were partially offset by a non-interest expense increase of $22.4 million, a provision for credit losses increase of $8.8 million, and an income tax expense increase of $2.0 million.

The discussion of net interest income for the years ended December 31, 2021, 2020, and 2019 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from Federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Loan fees included in interest income were $12.5 million in 2021, $7.5 million in 2020, and $2.0 million in 2019. There are no out-of-period adjustments included in the rate/volume analysis in the following table.

Average Balance Sheets

	Year Ended December 31,
	2021			2020			2019
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Real estate loans (1)	$7,969,344	$298,682	3.75%	$4,916,204	$196,144	3.99%	$5,167,130	$202,110	3.91%
Commercial and industrial ("C&I") loans (1)	832,152	44,460	5.34	327,330	14,454	4.42	292,534	15,980	5.46
SBA PPP loans (1)	662,818	14,449	2.18	207,672	5,918	2.85	—	—	—
Other loans (1)	19,891	1,425	7.16	958	50	5.22	1,370	70	5.11
Securities	1,295,439	22,634	1.75	520,279	14,159	2.72	506,676	14,518	2.87
Other short-term investments	574,467	2,976	0.52	150,200	3,282	2.19	155,546	5,590	3.59
Total interest-earning assets	11,354,111	384,626	3.39	6,122,643	234,007	3.82	6,123,256	238,268	3.89
Non-interest-earning assets	758,689			301,608			247,162
Total assets	$12,112,800			$6,424,251			$6,370,418

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking	$924,122	$1,655	0.18%	$220,693	$627	0.28%	$128,276	$251	0.20%
Money market	3,491,870	6,521	0.19	1,653,452	9,223	0.56	1,891,153	26,983	1.43
Savings	1,142,111	697	0.06	400,530	983	0.25	341,595	538	0.16
Certificates of deposit	1,247,425	7,654	0.61	1,463,613	22,205	1.52	1,585,172	34,307	2.16
Total interest-bearing deposits	6,805,528	16,527	0.24	3,738,288	33,038	0.88	3,946,196	62,079	1.57
FHLBNY advances	259,203	1,963	0.76	1,065,356	17,898	1.68	1,073,047	23,220	2.16
Subordinated debt, net	190,128	8,523	4.48	113,974	5,322	4.67	113,827	5,322	4.68
Other short-term borrowings	6,282	4	0.06	5,582	45	0.81	9,997	226	2.26
Total borrowings	455,613	10,490	2.30	1,184,912	23,265	1.96	1,196,871	28,768	2.40
Total interest-bearing liabilities	7,261,141	27,017	0.37	4,923,200	56,303	1.14	5,143,067	90,847	1.77
Non-interest-bearing checking	3,513,354			691,561			426,633
Other non-interest-bearing liabilities	177,057			137,860			193,769
Total liabilities	10,951,552			5,752,621			5,763,469
Stockholders' equity	1,161,248			671,630			606,949
Total liabilities and stockholders' equity	$12,112,800			$6,424,251			$6,370,418
Net interest income		$357,609			$177,704			$147,421
Net interest spread (2)			3.02%			2.68%			2.12%
Net interest-earning assets	$4,092,970			$1,199,443			$980,189
Net interest margin (3)			3.15%			2.90%			2.41%
Ratio of interest-earning assets to interest-bearing liabilities			156.37%			124.36%			119.06%
Deposits (including non-interest-bearing checking accounts)	$10,318,882	$16,527	0.16%	$4,429,849	$33,038	0.75%	$4,372,829	$62,079	1.42%

(1) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average-interest earning assets.

Rate/Volume Analysis

	Years Ended December 31,
	2021 over 2020			2020 over 2019
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest-earning assets:	(In thousands)
Real estate loans (1)	$118,075	$(15,537)	$102,538	$(9,958)	$3,992	$(5,966)
Commercial and industrial (1)	24,644	5,362	30,006	1,709	(3,235)	(1,526)
SBA PPP loans (1)	11,446	(2,915)	8,531	2,959	2,959	5,918
Other loans (1)	1,172	203	1,375	(22)	2	(20)
Securities	17,309	(8,834)	8,475	396	(755)	(359)
Other short-term investments	5,737	(6,043)	(306)	(161)	(2,147)	(2,308)
Total interest-earning assets	178,383	(27,764)	150,619	(5,077)	816	(4,261)
Interest-bearing liabilities:
Interest-bearing checking	1,624	(596)	1,028	227	149	376
Money market	6,836	(9,538)	(2,702)	(2,350)	(15,410)	(17,760)
Savings	1,148	(1,434)	(286)	116	329	445
Certificates of deposit	(2,256)	(12,295)	(14,551)	(2,294)	(9,808)	(12,102)
FHLBNY advances	(9,839)	(6,096)	(15,935)	(169)	(5,153)	(5,322)
Subordinated debt, net	3,487	(286)	3,201	9	(9)	—
Other short-term borrowings	4	(45)	(41)	(68)	(113)	(181)
Total interest-bearing liabilities	1,004	(30,290)	(29,286)	(4,529)	(30,015)	(34,544)
Net change in net interest income	$177,379	$2,526	$179,905	$(548)	$30,831	$30,283

(1) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

Net Interest Income.  Net interest income was $357.6 million in 2021, $177.7 million in 2020, and $147.4 million in 2019. Average interest-earning assets were $11.35 billion in 2021, $6.12 billion in 2020 and 2019. Net interest margin was 3.15% in 2021, 2.90% in 2020, and 2.41% in 2019.

Interest Income.  Interest income was $384.6 million in 2021, $234.0 million in 2020, and $238.3 million in 2019. During 2021, interest income increased $150.6 million from 2020, primarily reflecting increases in interest income of $102.5 million on real estate loans, $30.0 million on commercial and industrial (“C&I”) loans, $8.5 million on SBA PPP loans, $8.5 million on securities, and $1.4 million on other loans. The increased interest income on real estate loans was due to an increase of $3.05 billion in the average balance of such loans in the period, offset in part by a 24-basis point decrease in the yield. The increased interest income on C&I loans was primarily due to growth of $504.8 million in the average balances, and a 92-basis point increase in yield during the period.  The increased interest income from securities was primarily due to the increase in the average balances of $775.2 million, offset in part by a 97-basis point decrease in the yield. The increased average balances were related to increased balances from the Merger.  During 2020, interest income decreased $4.3 million from 2019, primarily reflecting decreases in interest income of $6.0 million on real estate loans, $2.3 million on other short-term investments, $1.5 million on C&I loans, partially offset by an increase in interest income of $5.9 million on SBA PPP loans. The decreased interest income on real estate loans was primarily due to a decrease of $250.9 million in the average balance of such loans in the period, offset in part by an 8-basis point increase in the average yield.  The decreased interest income on other short-term investments was primarily due to the 140-basis point decrease in average yield on such securities. The increased interest income on SBA PPP loans was due to the addition of $207.7 million in the average balances of such loans during the period.

Interest Expense.  Interest expense was $27.0 million in 2021, $56.3 million in 2020, and $90.8 million in 2019.  During 2021, interest expense decreased $29.3 million from 2020, primarily reflecting decreases in interest expense of $15.9 million on FHLBNY advances, and $14.6 million on CDs. The decrease in interest expense was primarily due to decreased rates offered on CD accounts, a decrease of $216.2 million in the average balances of such accounts, a decrease of $806.2 million in the average balances of FHLBNY advances, and a decrease of 92 basis points in the cost of such borrowings. During 2020, interest expense decreased $34.5 million from 2019, primarily reflecting decreases in interest expense of $17.8 million on money market accounts, $12.1 million on CDs, and $5.3 million on FHLBNY advances. The decrease in interest expense was primarily due to decreased rates offered on money market accounts, CDs, and FHLBNY advances, and decreases of $237.7 million in the average balances of money market accounts and $121.6 million in the average balances of CDs.

Provision for Credit Losses. The Company recognized a provision for credit losses of $6.2 million in 2021, $26.2 million in 2020, and $17.3 million in 2019. The $6.2 million provision for credit losses recognized in 2021 included a provision recorded on acquired non-PCD loans which totaled $20.3 million for the Day 2 accounting of acquired loans from the Merger and a provision for unfunded commitments of $2.9 million, offset by a credit of $17.0 million as a result of improvement in forecasted macroeconomic conditions, and releases of reserves on individually analyzed loans. The $26.2 million provision for credit losses recognized during 2020 resulted mainly from an increase in the general reserve allowance for credit losses due to the adjustment of qualitative factors to account for the effects of the COVID-19 pandemic and related economic disruption, and additional specific reserves of $6.0 million on non-performing loans. The $17.3 million provision for credit losses recognized during 2019 resulted mainly from charge-offs of $10.0 million and a $10.0 million specific reserve on one non-performing C&I relationship, partially offset by a release of reserves due to a reduction of $481.4 million in multifamily real estate loans. The provision for credit losses recognized in 2021 was calculated in accordance with the CECL Standard adopted by the Company on January 1, 2021. The provision for credit losses recognized in 2020 and 2019 was calculated in accordance with prior GAAP, including ASC 310.

Non-Interest Income. Non-interest income was $42.1 million in 2021, $21.3 million in 2020, and $12.2 million in 2019. During 2021, non-interest income increased $20.8 million from 2020, due primarily to a gain on the sale of SBA PPP loans of $20.7 million, an increase in service charges and other fees of $10.4 million, and an increase in other non-interest income of $3.0 million, partially offset by an increase in loss on termination of derivatives of $9.9 million, a decrease in loan level derivative income of $6.0 million, and a decrease in net gain on sale of securities and other assets of $2.9 million. During 2020, non-interest income increased $9.1 million from 2019, due primarily to an increase in loan level derivative income of $8.0 million, an increase in gains on sales of securities and other assets of $4.6 million, an increase in BOLI income of $2.0 million, and an increase in gain on sale of residential loans of $1.4 million, partially offset by a loss on termination of derivatives in 2020 of $6.6 million.

Non-Interest Expense.  Non-interest expense was $245.3 million in 2021, $117.8 million in 2020, and $95.4 million in 2019. During 2021, non-interest expense increased $127.5 million from 2020, reflecting an increase of $47.6 million in salaries and employee benefits expense, an increase of $29.6 million in merger expenses and transaction costs, an increase of $14.5 million in occupancy and equipment expense, an increase of $8.3 million in data processing costs, an increase of $7.2 million in other expenses, and an increase of $5.9 million in professional services expenses, primarily due to the Merger. We also incurred branch restructuring costs of $5.1 million during the 2021 period. During 2020, non-interest expense increased $22.4 million from 2019, reflecting $15.3 million in merger expenses and transaction costs and $4.0 million in severance expense during the 2020 period, and an increase of $8.7 million in salaries and employee benefits expense, partially offset by a decrease of $2.7 million in loss from extinguishment of debt.

Non-interest expense was 2.03%, 1.83%, and 1.50% of average assets during 2021, 2020, and 2019, respectively. The increase in 2021 compared to 2020 was primarily due to the Merger.  The increase in 2020 compared to 2019 was primarily due to merger and transaction costs in 2020.

Income Tax Expense.   Income tax expense was $44.2 million in 2021, $12.7 million in 2020, and $10.7 million in 2019. Income tax expense increased $31.5 million during 2021 compared to 2020, primarily as a result of $93.2 million of higher pre-tax income during 2021.  During 2020, income tax expense increased $2.0 million compared to 2019, primarily as a result of $8.1 million of higher pre-tax income in 2020.

The Company’s consolidated tax rate was 29.8%, 23.0% and 22.8% in 2021, 2020, and 2019, respectively. The increase in the effective tax rate in 2021 compared to 2020 was primarily the result of the loss of benefits from Legacy Dime’s REITs as the Company’s total assets exceeded $8 billion, and non-deductible expenses during 2021.

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Assets. Assets totaled $12.07 billion at December 31, 2021, $5.28 billion above their level at December 31, 2020, primarily due to an increase in the loan portfolio of $3.58 billion, an increase in securities of $1.20 billion, and an increase in cash and due from banks of $150.1 million. These changes were mainly due to the acquisition of assets due to the Merger.

Total loans increased $3.58 billion during the year ended December 31, 2021, to $9.16 billion at period end. During the period, the Bank had originations of $2.32 billion. Additionally, the allowance for credit losses increased by $42.4 million, which was due to the Merger (credit mark on PCD loans plus provision on non-PCD loans), offset by CECL adoption,  improvements in forecasted macroeconomic conditions, and releases of reserves on individually analyzed loans during the year ended December 31, 2021.

The $139.7 million increase in BOLI was mainly due to purchases of $40.0 million during the year ended December 31, 2021, and acquisition of $94.1 million in BOLI as a result of the Merger.

Liabilities. Total liabilities increased $4.79 billion during the year ended December 31, 2021, to $10.87 billion at period end, primarily due to an increase of $5.93 billion in deposits, an increase of $83.0 million in subordinated debt, and an increase of $26.2 million in lease liability for operating leases. The increases in total liabilities in the current year were mainly due to the assumption of liabilities due to the Merger.  The increases due to the Merger were partially offset by a decrease of $1.18 billion in FHLBNY advances and a decrease of $118.1 million in other short-term borrowings. We used excess liquidity on the balance sheet to pay down FHLBNY advances and other short-term borrowings in the current year.

During the year ended December 31, 2021, the Company terminated 34 derivatives with notional values totaling $785.0 million, resulting in a termination value of $16.5 million which was recognized in loss on termination of derivatives in non-interest income. During the year ended December 31, 2020, the Company terminated two derivatives with notional values totaling $30.0 million, resulting in a termination value of $175 thousand, which was expected to be recognized in interest expense over the remaining term of the original derivative. Due to the terminations during the year ended December 31, 2021, the remaining termination value was recognized as part of the loss on terminations during the year ended December 31, 2021. Additionally, during the year ended December 31, 2020, the Company terminated six derivatives with notional values totaling $95.0 million, resulting in a termination value of $6.6 million, which was recognized as losses on termination of derivatives within non-interest income.

Stockholders’ Equity. Stockholders’ equity increased $491.5 million during the year ended December 31, 2021 to $1.19 billion at period end, primarily due to share issuances associated with the Merger of $491.2 million and net income for the period of $104.0 million, offset in part by repurchases of shares of common stock of $59.3 million, common stock dividends of $44.3 million and preferred stock dividends of $7.3 million.

Loan Portfolio Composition

The following table presents an analysis of outstanding loans by loan type, excluding loans held for sale, net of unearned discounts and premiums and deferred origination fees and costs, at the dates presented:

(In thousands)	December 31, 2021		December 31, 2020		December 31, 2019
One-to-four family, including condominium and cooperative apartment	$669,282	7.2%	$184,989	3.3%	$148,429	2.8%
Multifamily residential and residential mixed-use	3,356,346	36.3	2,758,743	49.1	3,385,375	63.4
Commercial real estate ("CRE")	3,945,948	42.7	1,878,167	33.4	1,350,185	25.3
Acquisition, development, and construction ("ADC")	322,628	3.5	156,296	2.8	118,365	2.2
Total real estate loans	8,294,204	89.7	4,978,195	88.6	5,002,354	93.7
C&I loans	933,559	10.1	641,533	11.4	336,412	6.3
Other loans	16,898	0.2	2,316	-	1,772	-
Total	9,244,661	100.0%	5,622,044	100.0%	5,340,538	100.0%
Allowance for credit losses	(83,853)		(41,461)		(28,441)
Loans held for investment, net	$9,160,808		$5,580,583		$5,312,097

During the year ended December 31, 2021, our real estate loans and C&I loans increased $3.32 billion and $292.0 million, respectively, primarily due to the acquisition of loans from the Merger.

Loan Purchases, Sales and Servicing

In the event that the Bank were to sell loans in the secondary market or through securitization, it generally retains servicing rights on the loans sold. These fees are typically derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans at the time of sale. At December 31, 2021, the Bank had recorded servicing right assets ("SRAs") of $3.8 million associated with the sale of loans to third-party institutions in which the Bank retained the servicing of the loan. The Bank outsources the servicing of a portion of our one-to-four family mortgage loan portfolio to an unrelated third-party under a sub-servicing agreement. Fees paid under the sub-servicing agreement are reported as a component of other non-interest expense in the consolidated statements of income.

Loan Maturity and Repricing

As of December 31, 2021, $7.57 billion, or 81.8% of the loan portfolio was scheduled to mature or reprice within five years.

The following table distributes our loans held for investment portfolio at December 31, 2021 by the earlier of the maturity or next repricing date. ARMs are included in the period during which their interest rates are next scheduled to adjust. The table does not include scheduled principal amortization.

	Less than 1 year	1 to 5 years	5 to 15 years	Over 15 years	Total
	Amount	Amount	Amount	Amount	Amount

(In thousands)
One-to-four family residential and cooperative/condominium apartment	$142,694	$219,651	$199,241	$107,696	$669,282
Multifamily residential and residential mixed-use	892,730	1,859,039	603,506	1,071	3,356,346
CRE	1,364,070	1,850,971	724,887	6,020	3,945,948
ADC	300,739	17,550	1,488	2,851	322,628
Total real estate loans	2,700,233	3,947,211	1,529,122	117,638	8,294,204
C&I	711,657	191,639	30,262	1	933,559
Other loans	14,970	345	228	1,355	16,898
Total	$3,426,860	$4,139,195	$1,559,612	$118,994	$9,244,661

The following table presents our loans held for investment with maturity or next repricing due after December 31, 2022:

	Due after December 31, 2022
	Fixed	Adjustable	Total

(In thousands)
One-to-four family residential and cooperative/condominium apartment	$178,949	$347,639	$526,588
Multifamily residential and residential mixed-use	591,908	1,871,708	2,463,616
CRE	893,182	1,688,696	2,581,878
ADC	10,520	11,369	21,889
Total real estate loans	1,674,559	3,919,412	5,593,971
C&I	204,275	17,627	221,902
Other loans	1,928	—	1,928
Total	$1,880,762	$3,937,039	$5,817,801

Asset Quality

General

We do not originate or purchase loans, either whole loans or loans underlying mortgage-backed securities (“MBS”), which would have been considered subprime loans at origination, i.e., real estate loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history. See Note 4 to our consolidated financial statements for a discussion of evaluation for impaired securities.

COVID-19 Related Loan Deferrals

Consistent with regulatory guidance to work with borrowers during the unprecedented situation caused by the COVID-19 pandemic and as outlined in the CARES Act, we established a formal payment deferral program in April 2020 for borrowers that have been adversely affected by the pandemic.

As of December 31, 2021, we had seven loans, representing outstanding loan balances of $5.7 million, that were full principal and interest (“P&I”) deferrals.

The table below presents the loans with full P&I deferrals as of the period indicated:

	December 31, 2021
	Number
(Dollars in thousands)	of Loans	Balance (1)
One-to-four family residential and cooperative/condominium apartment	5	$1,922
CRE	1	3,487
C&I	1	251
Total	7	$5,660
(1)	Amount excludes net deferred costs due to immateriality.

Pursuant to guidance under Section 4013 of the CARES Act, a COVID-19 related qualified loan modification, such as a payment deferral, was exempt from classification as a TDR as defined by GAAP. This applied if the loan was current as of December 31, 2019 and the modifications were related to arrangements that deferred or delayed the payment of principal or interest, or changed the interest rate of the loan. This provision expired on January 1, 2022 and therefore we will not have additional loans modified under this exemption going forward.

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

Monitoring and Collection of Delinquent Loans

Our management reviews delinquent loans on a monthly basis and reports to our Board of Directors at each regularly scheduled Board meeting regarding the status of all non-performing and otherwise delinquent loans in our loan portfolio.

Our loan servicing policies and procedures require that an automated late notice be sent to a delinquent borrower as soon as possible after a payment is ten days late in the case of multifamily residential, commercial real estate loans, and C&I loans, or fifteen days late in connection with one-to-four family or consumer loans. Thereafter, periodic letters are mailed and phone calls placed to the borrower until payment is received. When contact is made with the borrower at any time prior to foreclosure, we will attempt to obtain the full payment due or negotiate a repayment schedule with the borrower to avoid foreclosure.

Accrual of interest is generally discontinued on a loan that meets any of the following three criteria: (i) full payment of principal or interest is not expected; (ii) principal or interest has been in default for a period of 90 days or more (unless the loan is both deemed to be well secured and in the process of collection); or (iii) an election has otherwise been made to maintain the loan on a cash basis due to deterioration in the financial condition of the borrower. Such non-accrual determination practices are applied consistently to all loans regardless of their internal classification or designation. Upon entering non-accrual status, we reverse all outstanding accrued interest receivable.

We generally initiate foreclosure proceedings on real estate loans when a loan enters non-accrual status based upon non-payment, unless the borrower is paying in accordance with an agreed upon modified payment agreement. We obtain an updated appraisal upon the commencement of legal action to calculate a potential collateral shortfall and to reserve appropriately for the potential loss. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to Other Real Estate Owned (“OREO”) status. We generally attempt to utilize all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances. In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of generally at least six months.

The C&I portfolio is actively managed by our lenders and underwriters. Most credit facilities typically require an annual review of the exposure and borrowers are required to submit annual financial reporting and loans are structured with financial covenants to indicate expected performance levels. Smaller C&I loans are monitored based on performance and the ability to draw against a credit line is curtailed if there are any indications of credit deterioration. Guarantors are also required to update their financial reporting. All exposures are risk rated and those entering adverse ratings due to financial performance concerns of the borrower or material delinquency of any payments or financial reporting are subjected to added management scrutiny. Measures taken typically include amendments to the amount of the available credit facility, requirements for increased collateral, additional guarantor support or a material enhancement to the frequency and quality of financial reporting. Loans determined to reach adverse risk rating standards are monitored closely by Credit Administration to identify any potential credit losses. When warranted, loans reaching a Substandard rating could be reassigned to the Workout Group for direct handling.

Non-accrual Loans

Within our held-for-investment loan portfolio, non-accrual loans totaled $40.3 million at December 31, 2021 and $17.9 million at December 31, 2020. Our loan portfolio as of December 31, 2021 includes loans acquired from the Merger that were already on non-accrual status, or have since been placed on non-accrual status.

TDRs

We are required to recognize loans for which certain modifications or concessions have been made as TDRs.  A TDR has been created in the event that, for economic or legal reasons, any of the following concessions has been granted that would not have otherwise been considered to a debtor experiencing financial difficulties. The following criteria are considered concessions:

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

We modified four loans in a manner that met the criteria for a TDR during the year ended December 31, 2021. We did not modify any loans in a manner that met the criteria for a TDR during the year ended December 31, 2020.

Accrual status for TDRs is determined separately for each TDR in accordance with our policies for determining accrual or non-accrual status.  At the time an agreement is entered into between the Bank and the borrower that results in our determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months. Conversely, if at the time of restructuring the loan is performing (and accruing) it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under our policy and agency regulations. Within the allowance for credit losses, losses are estimated for TDRs on accrual status and well as TDRs on non-accrual status that are one-to-four family loans or consumer loans, on a pooled basis with loans that share similar risk characteristics. TDRs on non-accrual status excluding one-to-four family and consumer loans are individually evaluated to determine expected credit losses. For collateral-dependent TDRs where we have determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and we expect repayment of the loan to be provided substantially through the operation or sale of the collateral, the allowance for credit losses (“ACL”) is measured based on the difference between the fair value of collateral, less the estimated costs to sell, and the amortized cost basis of the loan as of the measurement date. For non-collateral-dependent loans, the ACL is measured based on the difference between the present value of expected cash flows and the amortized cost basis of the loan as of the measurement date.

See Note 5 to our consolidated financial statements for a further discussion of TDRs.

OREO

Property acquired by the Bank, or a subsidiary, as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO. Upon entering OREO status, we obtain a current appraisal on the property and reassesses the likely realizable value (a/k/a fair value) of the property quarterly thereafter. OREO is carried at the lower of the fair value or book balance, with any write downs recognized through a provision recorded in non-interest expense. Only the appraised value, or either a contractual or formal marketed value that falls below the appraised value, is used when determining the likely realizable value of OREO at each reporting period. We typically seek to dispose of OREO properties in a timely manner. As a result, OREO properties have generally not warranted subsequent independent appraisals.

There was no carrying value of OREO properties on our consolidated balance sheets at December 31, 2021 or December 31, 2020. We did not recognize any provisions for losses on OREO properties during the years ended December 31, 2021, 2020 or 2019.

Past Due Loans

Our loan portfolio as of December 31, 2021 includes loans acquired from the Merger that were already delinquent, or have since become delinquent.

Loans Delinquent 30 to 59 Days

At December 31, 2021, we had loans totaling $61.2 million that were past due between 30 and 59 days. At December 31, 2020, we had loans totaling $15.4 million that were past due between 30 and 59 days. The 30 to 59-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At December 31, 2021, we had loans totaling $12.1 million that were past due between 60 and 89 days. At December 31, 2020, we had loans totaling $918 thousand that were past due between 60 and 89 days. The 60 to 89-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

We continued accruing interest on nine loans with an aggregate outstanding balance of $3.0 million at December 31, 2021, and three loans with an aggregate outstanding balance of $3.3 million at December 31, 2020, all of which were 90 days or more past due. These loans were either well secured, awaiting a forbearance extension or formal payment deferral, or will likely be forgiven through the PPP or repurchased by the SBA, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Reserve for Loan Commitments

We maintain a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $4.4 million at December 31, 2021 and $25 thousand at December 31, 2020. This reserve is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this reserve are recognized in provision for credit losses. The adoption of the CECL Standard resulted in a $1.4 million increase in the reserve. The remaining provision of $3.0 million was primarily the result of additional required reserves attributable to acquired loan commitments from the Merger during the year ended December 31, 2021.

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

A provision of $6.2 million and $26.2 million were recorded during the twelve-month periods ended December 31, 2021 and 2020, respectively. The $6.2 million credit loss provision for the twelve months ended December 31, 2021 was due to a provision for credit losses recorded on acquired non-PCD loans which totaled $20.3 million for the Day 2 accounting of acquired loans from the Merger, and a provision for unfunded commitments which approximated $2.9 million, offset by a credit of $17.0 million as a result of improvement in forecasted macroeconomic conditions, as well as releases of reserves on individually analyzed loans. During the twelve months ended December 31, 2020, the credit loss provision was driven mainly from an increase in the general reserve allowance for credit losses due to the adjustment of qualitative factors to account for the effects of the COVID-19 pandemic and related economic disruption, and additional specific reserves of $6.0 million on non-performing loans.

For a further discussion of the allowance for credit losses and related activity during the years ended December 31, 2021, 2020 and 2019, please see Note 5 to the consolidated financial statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of each to total loans at the dates indicated.

	December 31,
	2021		2020		2019
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in Each		in Each		in Each
		Category		Category		Category
	Allocated	to Total	Allocated	to Total	Allocated	to Total
	Amount	Loans	Amount	Loans	Amount	Loans

(In thousands)
One-to-four family residential and cooperative/condominium apartment	$5,932	0.89%	$644	0.35%	$269	0.00%
Multifamily residential and residential mixed-use	7,816	0.23	17,016	0.62	10,142	0.30
CRE	29,166	0.74	9,059	0.48	3,900	0.29
ADC	4,857	1.51	1,993	1.28	1,244	1.05
C&I	35,331	3.78	12,737	1.99	12,870	3.83
Other loans	751	4.44	12	0.52	16	0.90
Total	$83,853	0.91%	$41,461	0.74%	$28,441	0.01%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	At or for the Year Ended December 31,
	2021	2020	2019

	(Dollars in Thousands)
Total loans outstanding at end of period (1)	$9,244,661	$5,622,044	$5,340,538
Average total loans outstanding during the period(2)	9,484,205	5,452,165	5,461,034
Allowance for credit losses balance at end of period	83,853	41,461	28,441
Allowance for credit losses to total loans at end of period	0.91%	0.74%	0.53%
Non-performing loans to total loans at end of period	0.44	0.32	0.21
Allowance for credit losses to total non-performing loans at end of period	208.04	231.26	256.43

Ratio of net charge-offs (recoveries) to average loans outstanding during the period:
One-to-four family residential and cooperative/condominium apartment	(0.01)%	0.01%	0.01%
Multifamily residential and residential mixed-use	0.01	0.10	—
CRE	0.09	—	0.01
ADC	—	—	—
C&I	0.33	1.95	3.58
Other loans	3.89	0.44	0.55
Total	0.10	0.24	0.20

(1)	Total loans represent gross loans (excluding loans held for sale), inclusive of deferred fees/costs and premiums/discounts.
(2)	Total average loans represent gross loans (including loans held for sale), inclusive of deferred loan fees/costs and premiums/discounts.

Investment Activities

Securities available-for-sale

Our consolidated investment in securities available-for-sale totaled $1.56 billion at December 31, 2021. The average duration of these securities was 4.3 years as of December 31, 2021. The increase in our securities available-for-sale portfolio during the year ended December 31, 2021 was primarily due to the acquisition of investments due to the Merger.

The following table presents the amortized cost, fair value and weighted average yield of our securities available-for-sale at December 31, 2021, categorized by remaining period to contractual maturity:

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

	(Dollars in Thousands)
Due within 1 year	$852	$858	2.01%
Due after 1 year but within 5 years	324,464	321,009	0.78
Due after 5 years but within 10 years	486,697	489,704	2.34
Due after ten years	762,081	752,140	1.57
Total	$1,574,094	$1,563,711	1.65%

The entire carrying amount of each security at December 31, 2021 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. The weighted average duration of our securities available-for-sale approximated 4.3 years as of December 31, 2021 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their weighted average maturity.

The following table presents the weighted average contractual maturity of our securities available-for-sale:

December 31,
2021
Weighted average contractual maturity (years) - Available-for-sale:
Agency notes	8.6
Treasury securities	3.3
Corporate securities	8.8
Pass-through MBS issued by GSEs and agency CMOs	18.8
State and municipal obligations	5.1

Securities held-to-maturity

Our investment in securities held-to-maturity totaled $179.3 million at December 31, 2021. The average duration of these securities was 5.4 years as of December 31, 2021.

The following table presents the amortized cost, fair value and weighted average yield of our securities held-to-maturity at December 31, 2021, categorized by remaining period to contractual maturity:

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

	(Dollars in Thousands)
Due within 1 year	$—	$—	—%
Due after 1 year but within 5 years	—	—	—
Due after 5 years but within 10 years	10,740	10,566	1.58
Due after ten years	168,569	166,788	1.89
Total	$179,309	$177,354	1.87%

The entire carrying amount of each security at December 31, 2021 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. The weighted average duration of our securities held-to-maturity approximated 5.4 years as of December 31, 2021 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their weighted average maturity.

The following table presents the weighted average contractual maturity of our securities held-to-maturity:

December 31,
2021
Weighted average contractual maturity (years) - Held-to-maturity:
Pass-through MBS issued by GSEs and agency CMOs	28.2

Sources of Funds

Deposits

The following table presents our deposit accounts and the related weighted average interest rates at the dates indicated:

	December 31, 2021			December 31, 2020			December 31, 2019
		Percent			Percent			Percent
		of	Weighted		Of	Weighted		Of	Weighted
		Total	Average		Total	Average		Total	Average
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate

	(Dollars in Thousands)
Savings accounts	$1,158,040	11.1%	0.03%	$414,809	9.2%	0.12%	$374,265	8.7%	0.35%
CDs	853,242	8.2	0.58	1,322,638	29.2	0.84	1,572,869	36.7	2.05
Money market accounts	3,621,552	34.6	0.07	1,716,624	37.9	0.24	1,705,451	39.8	1.03
Interest-bearing checking accounts	905,717	8.7	0.18	290,300	6.4	0.10	151,491	3.5	0.08
Non-interest-bearing checking accounts	3,920,423	37.5	—	780,751	17.3	—	478,549	11.2	—
Totals	$10,458,974	100.00%	0.09%	$4,525,122	100.00%	0.36%	$4,282,625	100.00%	1.19%

As a result of the Merger, we acquired $5.41 billion of deposits on the Merger Date.

The weighted average maturity of our CDs at December 31, 2021 was 7.7 months, compared to 7.4 months at December 31, 2020.

As of December 31, 2021 and 2020, the portion of deposit accounts in excess of the $250,000 FDIC insurance limit was $5.83 billion and $2.04 billion, respectively.

The following table sets forth the amount of time deposits in uninsured accounts by maturity, all of which are CDs:

(In thousands)	December 31, 2021
Maturity Period
Three months or less	$79,289
Over three through six months	62,766
Over six through twelve months	27,834
Over twelve months	30,224
Total	$200,113

As of December 31, 2021, total uninsured CDs totaled $200.1 million, of which the portion of uninsured CDs in excess of the $250,000 FDIC insurance limit was $73.6 million.

Our Board of Directors authorized the Bank to accept brokered deposits up to an aggregate limit of 10.0% of total assets.  At December 31, 2021, brokered deposits totaled $200.0 million, which included purchased MMAs from the ICS program.  At December 31, 2020, brokered deposits totaled $343.0 million, which included purchased CDs from the CDARS program, purchased MMAs from the ICS program and purchased CDs through a broker. At December 31, 2019, brokered deposits totaled $458.7 million, which included purchased CDs from the CDARS program and purchased MMAs from the ICS program.

Borrowings

The Bank’s total borrowing line with FHLBNY equaled $4.19 billion at December 31, 2021. The Bank had $25.0 million of FHLBNY advances outstanding at December 31, 2021, and $1.20 billion at December 31, 2020. The Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such advances.

The Company had $1.9 million outstanding of securities sold under agreements to repurchase (“repurchase agreements”) at December 31, 2021.  The Company had no securities sold under agreements to repurchase at December 31, 2020.

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

The Bank utilizes repurchase agreements as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities. As of December 31, 2021, the Bank’s repurchase agreements totaled $1.9 million, included in other short-term borrowings on the consolidated balance sheets.

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

Total deposits increased $5.93 billion during the year ended December 31, 2021 compared to an increase of $180.8 million for the year ended December 31, 2020. The increase in total deposits during the current period was primarily due to the acquisition of deposits in the Merger. Within deposits, core deposits (i.e., non-CDs) increased $6.40 billion during the year ended December 31, 2021 and increased $431.1 million during the year ended December 31. 2020. CDs decreased $469.4 million during the year ended December 31, 2021 compared to a decrease of $250.2 million during the year ended December 31, 2020. The decrease in CDs during the current period was primarily due to higher-cost CDs not being renewed. In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY or borrowing capacity through AFX and lines of credit with unaffiliated correspondent banks. At December 31, 2021, the Bank had an additional unused borrowing capacity of $3.18 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank decreased its outstanding FHLBNY advances by $1.18 billion during the year ended December 31, 2021, compared to a $111.8 million increase during the year ended December 31, 2020. See Note 13. “Federal Home Loan Bank Advances” to our consolidated financial statements for further information.

During the year ended December 31, 2021 and 2020, real estate loan originations totaled $1.67 billion and $975.3 million, respectively. During the year ended December 31, 2021 and 2020, C&I loan originations totaled $647.6 million (including

$579.9 million of PPP loans) and $494.9 million (including $334.4 million of PPP loans), respectively. The increase in both real estate loan originations and C&I loan originations during the current period was primarily due to the Merger.

Proceeds from sales of available-for-sale securities totaled $138.1 million and $94.3 million during the years ended December 31, 2021 and 2020, respectively. Purchases of available-for-sale securities totaled $1.10 billion and $219.6 million during the years ended December 31, 2021 and 2020, respectively. Proceeds from pay downs and calls and maturities of available-for-sale securities were $412.4 million and $153.1 million for the years ended December 31, 2021 and 2020, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At December 31, 2021, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well capitalized" for all regulatory purposes.

The Holding Company repurchased 1,755,061 shares of its common stock during the year ended December 31, 2021. Legacy Dime repurchased 1,477,029 shares of its common stock during the year ended December 31, 2020. As of December 31, 2021, up to 1,086,687 shares remained available for purchase under the authorized share repurchase programs. See "Part II - Item 5. Issuer Purchases of Equity Securities" for additional information about repurchases of common stock.

The Holding Company paid $7.3 million in cash dividends on its preferred stock during the year ended December 31, 2021. Legacy Dime paid $4.8 million in cash dividends on its preferred stock during the year ended December 31, 2020.

The Holding Company paid $39.4 million in cash dividends on its common stock during the year ended December 31, 2021. Legacy Dime paid $18.7 million in cash dividends on its common stock during the year ended December 31, 2020.

Contractual Obligations

The Bank generally has outstanding at any time borrowings in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of December 31, 2021, the Bank had $226.0 million of firm loan commitments that were accepted by the borrowers. All of these commitments are expected to close during the year ended December 31, 2022.

Additionally, in connection with the Loan Securitization, the Bank executed a reimbursement agreement with FHLMC that obligates the Company to reimburse FHLMC for any contractual principal and interest payments on defaulted loans, not to exceed 10% of the original principal amount of the loans comprising the aggregate balance of the loan pool at securitization. The maximum exposure under this reimbursement obligation is $28.0 million. The Bank has pledged $26.6 million of available-for-sale pass-through MBS issued by GSEs as collateral.

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General

The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the year ended December 31, 2021, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Asset/Liability Management

Management considers interest rate risk to be the most significant market risk for the Company. Market risk is the risk of losses from adverse changes in market prices and rates. Interest rate risk is the exposure to adverse changes in  net income as a result of changes in interest rates.

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

Our Asset and Liability Committee evaluates periodically, but no less than four times annually, the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management, which are reviewed and approved by the Board of Directors at least annually. The economic environment continually presents uncertainties as to future interest rate trends. The Asset and Liability Committee regularly utilizes a model that projects net interest income based on increasing or decreasing interest rates, in order to be better able to respond to changes in interest rates.

At December 31, 2021, $1.54 billion, or 88.4%, of our available-for-sale and held-to-maturity securities had fixed interest rates. At December 31, 2021, $7.16 billion, or 77.5%, of our loan portfolio had adjustable or floating interest rates. Changes in interest rates affect the value of  interest-earning assets and, in particular, the securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest-earning assets, which could adversely affect stockholders’ equity and the results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated and the average life of loans and securities, which can impact the yields earned on loans and securities. In periods of decreasing interest rates, the average life of loans and securities held may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, the Company is subject to reinvestment risk to the extent that management is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and, therefore, an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans. In addition, increases in interest rates may result in the extensions of the average life of securities which may result in lower cash flows to the Bank.

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

The Company’s valuation model makes various estimates regarding cash flows from principal repayments on loans and deposit decay rates at each level of interest rate change. The Company’s estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio, as well as the interest rate composition of the existing portfolio, especially in relation to the existing interest rate environment. In addition, the Company considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows. Regarding deposit decay rates, the Company tracks and analyzes the decay rate of its deposits over time, with the assistance of a reputable third-party, and over various interest rate scenarios. Such results are utilized in determining estimates of deposit decay rates in the valuation model. The Company also generates a series of spot discount rates that are integral to the valuation of the projected monthly cash flows of its assets and liabilities. The valuation model employs discount rates that it considers representative of prevailing market rates of interest with appropriate adjustments it believes are suited to the heterogeneous characteristics of the Company’s various asset and liability portfolios. No matter the care and precision with which the estimates are derived, actual cash flows could differ significantly from the Company’s estimates resulting in significantly different EVE calculations.

The analysis that follows presents, as of December 31, 2021 and 2020, the estimated EVE at both the Pre-Shock Scenario and the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios.

	December 31, 2021			December 31, 2020
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$1,413,179	$194,959	16.0%	$601,319	$7,892	1.3%
+ 100 Basis Points	1,334,981	116,761	9.6%	597,398	3,971	0.7%
Pre-Shock Scenario	1,218,220	—	—	593,427	—	—

The Company’s Pre-Shock Scenario EVE increased from $593.4 million at December 31, 2020 to $1.22 billion at December 31, 2021. The primary factor contributing to the significant increase in EVE at December 31, 2021, was the completion of the Merger in the first quarter.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios increased from $597.4 million and $601.3 million, respectively, at December 31, 2020, to $1.33 billion and $1.41 billion, respectively, at December 31, 2021.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates over a 12-month period beginning December 31, 2021, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	0.6%	8.8%
+ 100 Basis Points	0.1%	4.1%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates.  The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios:

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	3.5%	11.9%
+ 100 Basis Points	1.5%	5.9%

Item 8. Financial Statements and Supplementary Data

For the Company’s consolidated financial statements with the notes thereto, see pages hereafter.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share amounts)

	December 31,
	2021	2020
Assets
Cash and due from banks	$393,722	$243,603
Securities available-for-sale, at fair value	1,563,711	538,861
Securities held-to-maturity	179,309	—
Marketable equity securities, at fair value	—	5,970
Loans held for sale	5,493	5,903
Loans held for investment, net:
Real estate	8,294,204	4,978,195
Commercial and industrial ("C&I")	933,559	641,533
Other loans	16,898	2,316
Allowance for credit losses	(83,853)	(41,461)
Total loans held for investment, net	9,160,808	5,580,583
Premises and fixed assets, net	50,368	19,053
Premises held for sale	556	—
Restricted stock	37,732	60,707
Bank Owned Life Insurance ("BOLI")	295,789	156,096
Goodwill	155,797	55,638
Other intangible assets	8,362	—
Operating lease assets	64,258	33,898
Derivative assets	45,086	18,932
Accrued interest receivable	40,149	34,815
Other assets	65,224	27,551
Total assets	$12,066,364	$6,781,610

Liabilities
Interest-bearing deposits	$6,538,551	$3,744,371
Non-interest-bearing deposits	3,920,423	780,751
Total deposits	10,458,974	4,525,122
Federal Home Loan Bank of New York ("FHLBNY") advances	25,000	1,204,010
Other short-term borrowings	1,862	120,000
Subordinated debt, net	197,096	114,052
Operating lease liabilities	66,103	39,874
Derivative liabilities	40,728	37,374
Other liabilities	83,981	40,082
Total liabilities	10,873,744	6,080,514

Commitments and contingencies (See Note 23)

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at December 31, 2021 and December 31, 2020)	116,569	116,569
Common stock ($0.01 par 80,000,000 shares authorized, 41,610,939 shares and 34,813,302 shares issued at December 31, 2021 and December 31, 2020, respectively, and 39,877,833 shares and 21,232,984 shares outstanding at December 31, 2021 and December 31, 2020, respectively)	416	348
Additional paid-in capital	494,125	278,295
Retained earnings	654,726	600,641
Accumulated other comprehensive loss, net of deferred taxes	(6,181)	(5,924)
Unearned equity awards	(7,842)	—
Common stock held by the Benefit Maintenance Plan ("BMP")	—	(1,496)
Treasury stock, at cost (1,733,106 shares and 13,580,318 shares at December 31, 2021 and December 31, 2020, respectively)	(59,193)	(287,337)
Total stockholders' equity	1,192,620	701,096
Total liabilities and stockholders' equity	$12,066,364	$6,781,610

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Interest income:
Loans	$359,016	$216,566	$218,160
Securities	22,634	14,159	14,518
Other short-term investments	2,976	3,282	5,590
Total interest income	384,626	234,007	238,268
Interest expense:
Deposits and escrow	16,527	33,038	62,079
Borrowed funds	10,490	23,265	28,768
Total interest expense	27,017	56,303	90,847
Net interest income	357,609	177,704	147,421
Provision for credit losses	6,212	26,165	17,340
Net interest income after provision for credit losses	351,397	151,539	130,081
Non-interest income:
Service charges and other fees	15,998	5,571	5,805
Title fees	2,338	—	—
Loan level derivative income	2,909	8,872	910
BOLI income	7,071	4,859	2,830
Gain on sale of Small Business Administration ("SBA") loans	23,033	1,118	1,102
Gain on sale of residential loans	1,758	1,884	438
Net gain on equity securities	131	361	531
Net gain on sale of securities and other assets	1,705	4,592	31
Loss on termination of derivatives	(16,505)	(6,596)	—
Other	3,630	612	521
Total non-interest income	42,068	21,273	12,168
Non-interest expense:
Salaries and employee benefits	108,331	60,756	52,065
Severance	1,875	4,000	—
Occupancy and equipment	30,697	16,177	16,175
Data processing costs	16,638	8,329	7,816
Marketing	4,661	1,458	2,664
Professional services	9,284	3,394	3,938
Federal deposit insurance premiums	4,077	2,257	609
Loss from extinguishment of debt	1,751	1,104	3,780
Curtailment loss (gain)	1,543	(1,651)	—
Merger expenses and transaction costs	44,824	15,256	—
Branch restructuring costs	5,059	—	—
Amortization of other intangible assets	2,622	—	—
Other	13,937	6,748	8,340
Total non-interest expense	245,299	117,828	95,387
Income before income taxes	148,166	54,984	46,862
Income tax expense	44,170	12,666	10,676
Net income	103,996	42,318	36,186
Preferred stock dividends	7,286	4,783	—
Net income available to common stockholders	$96,710	$37,535	$36,186
Earnings per common share:
Basic	$2.45	$1.74	$1.56
Diluted	$2.45	$1.74	$1.55

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net income	$103,996	$42,318	$36,186
Other comprehensive income (loss):
Change in unrealized holding gain or loss on securities:
Change in net unrealized gain or loss during the period	(28,865)	16,432	9,693
Reclassification adjustment for net gains included in net gain on securities and other assets	(1,207)	(4,592)	(31)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(1,092)	(1,272)	729
Reclassification adjustment for curtailment loss (gain)	1,543	(1,651)	—
Change in the net actuarial gain or loss	6,563	2,817	(296)
Change in unrealized gain or loss on derivatives:
Change in net unrealized gain or loss during the period	5,277	(24,449)	(8,254)
Reclassification adjustment for loss included in loss on termination of derivatives	16,505	6,596	—
Reclassification adjustment for expense included in interest expense	940	6,127	(955)
Other comprehensive (loss) income before income taxes	(336)	8	886
Deferred tax (benefit) expense	(79)	(8)	326
Total other comprehensive (loss) income, net of tax	(257)	16	560
Total comprehensive income	$103,739	$42,334	$36,746

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

						Accumulated
						Other
						Comprehensive		Common
	Number of			Additional		Loss,	Unearned	Stock	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Held by	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	BMP	at cost	Equity
Beginning balance as of January 1, 2019	23,380,783	$—	$348	$277,701	$565,713	$(6,500)	$(3,623)	$(1,509)	$(230,049)	$602,081

Net income	—	—	—	—	36,186	—	—	—	—	36,186
Other comprehensive income, net of tax	—	—	—	—	—	560	—	—	—	560
Exercise of stock options	19,676	—	—	367	—	—	—	—	—	367
Release of shares, net of forfeitures	180,027	—	—	1,456	—	—	(4,951)	—	3,626	131
Stock-based compensation	—	—	—	—	—	—	1,843	—	—	1,843
Shares received to satisfy distribution of retirement benefits	(123)	—	—	(13)	—	—	—	13	(4)	(4)
Shares received related to tax withholding	(4,029)	—	—	—	—	—	—	—	(133)	(133)
Cash dividends declared and paid to common stockholders	—	—	—	—	(20,082)	—	—	—	—	(20,082)
Repurchase of shares of common stock	(796,126)	—	—	—	—	—	—	—	(24,191)	(24,191)
Ending balance as of December 31, 2019	22,780,208	—	348	279,511	581,817	(5,940)	(6,731)	(1,496)	(250,751)	596,758

Net income	—	—	—	—	42,318	—	—	—	—	42,318
Other comprehensive income, net of tax	—	—	—	—	—	16	—	—	—	16
Exercise of stock options, net	1,972	—	—	38	—	—	—	—	—	38
Release of shares, net of forfeitures	52,894	—	—	(1,254)	—	—	(492)	—	1,830	84
Stock-based compensation	—	—	—	—	—	—	7,223	—	—	7,223
Proceeds from preferred stock issuance, net	—	116,569	—	—	—	—	—	—	—	116,569
Shares received related to tax withholding	(125,061)	—	—	—	—	—	—	—	(3,060)	(3,060)
Cash dividends declared and paid to preferred stockholders	—	—	—	—	(4,783)	—	—	—	—	(4,783)
Cash dividends declared and paid to common stockholders	—	—	—	—	(18,711)	—	—	—	—	(18,711)
Repurchase of shares of common stock	(1,477,029)	—	—	—	—	—	—	—	(35,356)	(35,356)
Ending balance as of December 31, 2020	21,232,984	116,569	348	278,295	600,641	(5,924)	—	(1,496)	(287,337)	701,096

Cumulative change in accounting principle (Note 1)	—	—	—	—	1,686	—	—	—	—	1,686
Adjusted balance on January 1, 2021	21,232,984	116,569	348	278,295	602,327	(5,924)	—	(1,496)	(287,337)	702,782

Net income	—	—	—	—	103,996	—	—	—	—	103,996
Other comprehensive loss, net of tax	—	—	—	—	—	(257)	—	—	—	(257)
Reverse merger with Bridge Bancorp Inc.	19,992,284	—	65	206,641	—	—	(2,603)	—	287,107	491,210
Exercise of stock options, net	20,629	—	—	258	—	—	—	—	173	431
Release of shares, net of forfeitures	431,440	—	3	10,411	—	—	(10,646)	—	1,385	1,153
Stock-based compensation	—	—	—	—	—	—	5,407	—	—	5,407
Shares received to satisfy distribution of retirement benefits	(41,101)	—	—	(1,359)	—	—	—	1,496	(1,130)	(993)
Shares received related to tax withholding	(3,342)	—	—	—	—	—	—	—	(111)	(111)
Cash dividends declared to preferred stockholders	—	—	—	—	(7,286)	—	—	—	—	(7,286)
Cash dividends declared to common stockholders	—	—	—	—	(44,311)	—	—	—	—	(44,311)
Redemption of real estate investment trust ("REIT") preferred stock	—	—	—	(121)	—	—	—	—	—	(121)
Repurchase of shares of common stock	(1,755,061)	—	—	—	—	—	—	—	(59,280)	(59,280)
Ending balance as of December 31, 2021	39,877,833	$116,569	$416	$494,125	$654,726	$(6,181)	$(7,842)	$—	$(59,193)	$1,192,620

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,996	$42,318	$36,186
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sales of securities available-for-sale and other assets	(1,705)	(4,592)	(31)
Net gain on equity securities	(131)	(361)	(531)
Net gain on sale of loans held for sale	(24,791)	(3,002)	(1,540)
Loss on termination of derivatives	16,505	6,596	—
Net depreciation, amortization and accretion	7,805	5,069	5,075
Amortization of other intangible assets	2,622	—	—
Stock-based compensation	5,407	7,223	1,843
Provision for credit losses	6,212	26,165	17,340
Originations of loans held for sale	(48,610)	(50,359)	(23,154)
Proceeds from sale of loans originated for sale	77,184	62,383	38,666
Increase in cash surrender value of BOLI	(6,721)	(3,725)	(2,830)
Gain from death benefits from BOLI	(350)	(1,134)	—
Deferred income tax benefit	8,596	(1,965)	(2,383)
Decrease (increase) in other assets	118,641	(13,106)	3,186
Decrease in other liabilities	(118,333)	(11,578)	(3,336)
Net cash provided by operating activities	146,327	59,932	68,491
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	138,077	94,252	148,857
Proceeds from sales of marketable equity securities	6,101	546	570
Purchases of securities available-for-sale	(1,095,028)	(219,621)	(317,656)
Purchases of securities held-to-maturity	(40,249)	—	—
Acquisition of marketable equity securities	—	(261)	(266)
Proceeds from calls and principal repayments of securities available-for-sale	411,031	153,119	129,680
Proceeds from calls and principal repayments of securities held-to-maturity	1,360	—	—
Purchase of BOLI	(40,000)	(40,000)	—
Proceeds received from cash surrender value of BOLI	1,464	3,020	—
Loans purchased	(9,855)	(29,892)	—
Proceeds from the sale of portfolio loans transferred to held for sale	684,898	47,830	9,684
Net decrease (increase) in loans	282,683	(327,736)	18,953
Sales (purchases) of fixed assets, net	14	(954)	(1,719)
Redemptions (purchases) of restricted stock, net	46,337	(4,688)	1,532
Net cash received in business combination	715,988	—	—
Net cash provided by (used in) investing activities	1,102,821	(324,385)	(10,365)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits	518,682	176,027	(82,882)
(Repayments) proceeds from FHLBNY advances, short-term, net	(1,228,865)	127,500	240,500
Repayments of FHLBNY advances, long-term	(190,150)	(113,190)	(470,050)
Proceeds from FHLBNY advances, long-term	25,000	97,450	196,450
(Repayments) proceeds of other short-term borrowings, net	(118,138)	10,000	110,000
Proceeds from preferred stock issuance, net	—	116,569	—
Proceeds from exercise of stock options	431	38	367
Release of stock for benefit plan awards	1,153	84	131
Payments related to tax withholding for equity awards	(111)	(3,060)	(133)
BMP ESOP shares received to satisfy distribution of retirement benefits	(993)	—	(4)
Treasury shares repurchased	(59,280)	(35,356)	(24,191)
Redemption of REIT preferred stock	(121)	—	—
Cash dividends paid to preferred stockholders	(7,286)	(4,783)	—
Cash dividends paid to common stockholders	(39,351)	(18,711)	(20,082)
Net cash (used in) provided by financing activities	(1,099,029)	352,568	(49,894)
Increase in cash and cash equivalents	150,119	88,115	8,232
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	243,603	155,488	147,256
CASH AND CASH EQUIVALENTS, END OF PERIOD	$393,722	243,603	155,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$34,771	15,755	11,944
Cash paid for interest	28,460	59,138	92,707
Securities transferred to held-to-maturity	140,399	—	—
Loans transferred to held for sale	692,751	62,243	22,921
Premises transferred to (from) held for sale	2,799	(514)	514
Operating lease assets in exchange for operating lease liabilities	9,769	1,524	49,747
Cumulative change due to Current Expected Credit Loss ("CECL") Standard adoption	1,686	—	—
Net non-cash liabilities assumed in Merger (See Note 2)	324,937	—	—

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In Thousands except for share amounts)

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

As of December 31, 2021, we operated 60 branch locations throughout Greater Long Island and Manhattan.

The Company is a bank holding company engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank. The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations include Dime Community Inc., a real estate investment trust subsidiary which was formerly known as Bridgehampton Community, Inc., as an operating subsidiary. Our bank operations also include Bridge Abstract LLC (“Bridge Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. In September 2021, the Company dissolved two REITs, DSBW Preferred Funding Corporation and DSBW Residential Preferred Funding Corporation, which were wholly-owned subsidiaries of the Bank,  and the preferred shares outstanding were redeemed by its shareholders.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and general practices within the financial institution industry. The accompanying consolidated financial statements include the accounts of the Holding Company and the Bank and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The following is a description of the significant accounting policies that the Company follows in preparing its consolidated financial statements.

Use of Estimates

To prepare consolidated financial statements in conformity with GAAP, management makes judgments, estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

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

Summary of Significant Accounting Policies

Cash and Cash Equivalents - Cash and cash equivalents include cash and deposits with other financial institutions with maturities fewer than 90 days. Net cash flows are reported for customer loan and deposit transactions, and interest bearing deposits in other financial institutions.

Securities - Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting in observable price changes in orderly transactions for the identical or a similar investment.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in accrued interest receivable in the consolidated balance sheet. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There were no non-accrual debt securities at December 31, 2021 and there was no accrued interest related to debt securities reversed against interest income for the year ended December 31, 2021. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Restricted Stock – Restricted stock represents Federal Home Loan Bank of New York (“FHLB” or “FHLBNY”) capital stock, Federal Reserve Bank (“FRB”) capital stock, and Bankers’ Bank Capital Stock, which are reported at cost. The Bank is a member of the FHLB system. Members are required to own a particular amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. The Bank is a member of the FRB. Membership requires the purchase of shares of FRB capital stock. The Bank has a relationship with Atlantic Community Bankers Bank (“ACBB”). The relationship requires the purchase of shares of ACBB capital stock. Both cash and stock dividends are reported as income.

Loans Held for Sale - Loans originated and intended for sale in the secondary market, as well as identified problem loans which are subject to an executed note sale agreement, are carried at the lower of aggregate cost or net realizable proceeds. Loans originated and intended for sale are generally sold with servicing rights retained. Certain problematic loans in which the Company  identified for sale were re-classified as held for sale and carried at the lower of cost or their expected net realizable proceeds when management had the intent to sell or there was a pending note sale agreement.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of partial charge-offs, deferred origination costs and fees and purchase premiums and discounts. Loan origination and commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. When a loan prepays, the remaining unamortized net deferred origination fees or costs are recognized in the current year. Interest on loans is credited to income based on the principal outstanding during the period. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance in accrued interest receivable on consolidated balance sheets. Past due status is based on the contractual terms of the loan. Loans that are 90 days past due are automatically placed on non-accrual and previously accrued interest is reversed and charged against interest income. However, if the loan is in the process of collection and the Bank has reasonable assurance that the loan will be fully collectable based upon an individual loan evaluation assessing such factors as collateral and collectability, accrued interest will be recognized as earned. If a payment is received when a loan is non-accrual or a troubled debt restructuring (“TDR”) loan is non-accrual, the payment is applied to the principal balance. A TDR loan performing in accordance with its modified terms is maintained on accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Unless otherwise noted, the above policy is applied consistently to all loan segments.

Allowance for Credit Losses - On January 1, 2021, we adopted the CECL Standard, which requires that the measurement of all expected credit losses for financial assets at amortized cost, such as loans receivable, securities, and off-balance sheet credit exposures, held as of the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts to cover lifetime expected losses. Accrued interest receivable is excluded from amortized cost basis. The allowance for credit losses is established and maintained through a provision for credit losses based on expected losses inherent within the financial asset holdings. Management evaluates the adequacy of the allowance on a quarterly basis, and additions to the allowance are charged to expense and realized losses, net of recoveries, are charged against the allowance.

Allowance for credit losses on held-to-maturity securities – Management classifies its held-to-maturity portfolio into the following major security types: Pass-through MBS issued by GSEs and Agency Collateralized Mortgage Obligations. All of the securities in the held-to-maturity portfolio are issued by U.S. government-sponsored entities or agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. To the extent that debt securities in the held-to-maturity portfolio share common risk characteristics, estimated expected credit losses are calculated by pools of such debt securities. The historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lifetime of the securities.

For a debt security in the held-to-maturity portfolio that does not share common risk characteristics with any of the pools of debt securities, expected credit loss on each security is individually measured based on net realizable value, or the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the recorded amortized cost basis of the security.

With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities or agencies, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Therefore, for those securities, the Company does not record expected credit losses.

Allowance for credit losses on available-for-sale securities - Management evaluates available-for-sale debt securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. For securities in an unrealized loss position, management considers the extent of the unrealized loss, and the near-term prospects of the issuer. Impairment may result from credit deterioration of the issuer or collateral underlying the security. In performing an assessment of whether any decline in fair value is due to a credit loss, all relevant information is considered at the individual security level. For asset-backed securities performance indicators considered related to the underlying assets include default rates, delinquency rates, percentage of non-performing assets, debt-to-collateral ratios, third party guarantees, current levels of subordination, vintage, geographic concentration, analyst reports and forecasts, credit ratings and other market data. In assessing whether a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are excluded from earnings and reported, net of tax, in other comprehensive income (“OCI”). Management also assesses whether it intends to sell or is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

Allowance for credit losses on loans held for investment – The Company utilizes a model which compares the amortized cost basis of the loan to the net present value of expected cash flows to be collected. Expected credit losses are determined by aggregating the individual cash flows and calculating a loss percentage by loan segment, or pool, for loans that share similar risk characteristics. For a loan that does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. The methodology for determining the allowance for credit losses on loans held for investment is considered a critical accounting policy by management given the judgement required for determining assumptions used, uncertainty of economic forecasts, and subjectivity of any qualitative factors considered.

The Company evaluates its loan pooling methodology at least annually. The Company has identified the following loan pools used to measure the allowance for credit losses as follows:

One-to-four family residential, including condominium and cooperative apartment loans - Loans in this classification consist of residential real estate and one-to-four family real estate properties, and may have a mixed-use commercial aspect. Included in one-to-four family loans are also certain SBA loans in which the loan is secured by underlying real estate as collateral. The Bank may sell a portion of the loan, guaranteed by the SBA, to a third-party investor. Owner-occupied properties are generally underwritten based upon an appraisal performed by an independent, state licensed appraiser and the credit quality of the individual borrower. Investment properties require: (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 1.25x. The credit quality of this portfolio is largely dependent on economic factors, such as unemployment rates and housing prices.

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

Troubled debt restructurings (“TDRs”) – As allowed by ASC 326, the Entity elected to maintain pools of loans accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether modifications to individual acquired financial assets accounted for in pools were TDRs as of the date of adoption. A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flows at the original interest rate of the loan.  The allowance for credit losses on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring.

Management estimates the allowance for credit losses on each loan pool using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historically observed credit loss experience of peer banks within our geography provide the basis for the estimation of expected credit losses on similar loan pools. Within the model, assumptions are made in the determination of probability of default, loss given default, reasonable and supportable economic forecasts, prepayment rate, curtailment rate, and recovery lag periods. Statistical regression is utilized to relate historical macro-economic variables to historical credit loss experience of the peer group. These models are then utilized to forecast future expected loan losses based on expected future behavior of the same macro-economic variables. Adjustments to the quantitative results are adjusted using qualitative factors. These factors include: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due loans; (6) the quality of our loan review system; (7) the value of underlying collateral for collateralized loans; (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Collectively evaluated loans and the associated allowance for credit losses totaled $8.98 billion and $41.4 million at December 31, 2021, respectively.

Individually evaluated loans – Loans that do not share risk characteristics are evaluated on an individual basis based on various factors, and are not included in the collective pool evaluation. Factors that may be considered are borrower delinquency trends and non-accrual status, probability of foreclosure or note sale, changes in the borrower’s circumstances or cash collections, borrower’s industry, or other facts and circumstances of the loan or collateral. For a loan that does not share risk characteristics with other loans, expected credit loss is measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, the Company recognizes expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs), except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated costs to sell the loan if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.  Individually evaluated loans and the associated allowance for credit losses totaled $51.4 million and $22.3 million at December 31, 2021, respectively.

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

Loans acquired in a business combination – The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2021 which now requires the Company to record purchased financial loans with credit deterioration (“PCD loans”), defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD loans.  Changes in estimates of expected losses after acquisition were recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods. Any non-credit discount or premium resulting from the acquisition of purchased loans with credit deterioration was allocated to each individual loan. The determination of PCD classification on acquired loans can have a significant impact on the accounting for these loans.

At the acquisition date, the initial allowance for credit losses on PCD loans that share similar risk characteristics, management determined the allowance for expected credit losses in a similar manner to loans held for investment. That is, these loans were also segmented by loan pool and utilized a model which compares the amortized cost basis of the loan to the net present value of expected cash flows to be collected. Expected credit losses were determined by aggregating the individual cash flows and calculating a loss percentage by loan segment, or pool, for loans that share similar risk characteristics, and considers assumptions such as probability of default, loss given default, reasonable and supportable economic forecasts, prepayment rate, curtailment rate, and recovery lag periods. Management may consider adjustments to the quantitative results by using similar qualitative factors as those used for the determination of the estimated credit loss of loans held for investment. The non-credit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date. Pooled PCD loans and the associated allowance for credit losses totaled $138.3 million and $6.2 million at December 31, 2021, respectively.

At acquisition date, the initial allowance for PCD loans that do not share risk characteristics with pooled PCD loans, the Company evaluated the loan on an individual basis. The expected credit loss was measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, the Company recognizes expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs), except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss was measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated costs to sell the loan if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.  The non-credit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date. Individually evaluated PCD loans and the associated allowance for credit losses totaled $75.2 million and $13.9 million at December 31, 2021, respectively.

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

The fair value of acquired loans involved third-party estimates utilizing input assumptions by management which may be complex or uncertain. The determination of the fair value of acquired loans is based on a discounted cash flow methodology that considers factors such as type of loan and related collateral, and requires management’s judgement on estimates about discount rates, expected future cash flows, market conditions and other future events. Management considers this to be a critical accounting estimate given the significant assumptions and judgement on uncertain factors. For PCD loans, an estimate of expected credit losses was made for loans with similar risk characteristics and was added to the purchase price to establish the initial amortized cost basis of the PCD loans. Any difference between the unpaid principal balance and the amortized cost basis is considered to relate to non-credit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. For acquired loans not deemed PCD at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans.

For further discussion of our loan accounting and acquisitions, see Note 2 – Merger and Note 5 – Loans.

Derivatives – The Company may engage in two types of derivatives depending on the Company’s intentions and belief as to the likely effectiveness as a hedge. These two types are (1) a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”) or (2) an instrument with no hedging designation (“stand-alone derivative”). For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings as non-interest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking cash flow hedges to specific liabilities on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on an on-going basis, whether the derivative instruments that are used are highly effective in offsetting changes in or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in cash flows of the hedged item, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a cash flow hedge is discontinued but the hedged cash flows are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transaction will affect earnings.

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. All the contracts to which the Company is a party settle monthly. In addition, the Company obtains collateral above certain thresholds of the fair value of its hedges for each counterparty based upon their credit standing and the Company has netting agreements with the dealers with which it does business.

OREO - Properties acquired as a result of foreclosure on a real estate loan or a deed in lieu of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate collateralizing a one-to-four family residential loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through execution of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Declines in the recorded balance subsequent to acquisition by the Company are recorded through expense. Operating costs after acquisition are expensed.

Premises and Fixed Assets, Net - Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives generally ranging from forty to fifty years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives generally ranging from three to ten years.

Leases - On January 1, 2019, the Company adopted ASU No. 2016-02 "Leases (Topic 842)" and subsequent amendments thereto, which requires the Company to recognize most leases on the balance sheet. The Company adopted the standard under a modified retrospective approach as of the date of adoption and elected to apply several of the available practical expedients, including:

●	Carryover of historical lease determination and lease classification conclusions
●	Carryover of historical initial direct cost balances for existing leases
●	Accounting for lease and non-lease components in contracts in which the Company is a lessee as a single lease component

Adoption of the leasing standard resulted in the recognition of operating right-of-use assets, and operating lease liabilities of $41.6 million as of January 1, 2019. These amounts were determined based on the present value of remaining minimum lease payments, discounted using the Company’s incremental borrowing rate as of the date of adoption. There was no material impact to the timing of expense or income recognition in the Company’s Consolidated Statements of Income. Prior periods were not restated and continue to be presented under legacy GAAP. Disclosures about the Company’s leasing activities are presented in Note 8.

The Company made a policy election to exclude the recognition requirements of ASU 2016-02 on short-term leases with original terms of 12 months or less. Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion, and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. The Company does not lease properties from any related parties.

Goodwill and Other Intangible Assets - Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and indefinite-lived intangible assets are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate the carrying amount of the asset may be impaired. The Company performs its annual goodwill impairment test in the fourth quarter of every year, or more frequently if events or changes in circumstance indicate the asset might be impaired.

Other intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  Core deposit intangible assets are amortized on an accelerated method over their estimated useful lives of ten years.

Servicing Right Assets ("SRA") – When real estate or C&I loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. SRAs are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income. All separately recognized SRAs are required to be initially measured at fair value, if practicable. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank’s peers. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans (i.e., collateral, interest rate, servicing spread and maturity) for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds its fair value. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds, default rates, and losses.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

BOLI – BOLI is carried at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement. Increases in the contract value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are recorded as a reduction of the contract value.

Income Taxes – Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount deemed more likely than not to be realized.

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not satisfying the "more likely than not" test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to tax matters in income tax expense. The Company had no unrecorded tax positions at December 31, 2021 or 2020.

Employee Benefits – The Bank maintains two noncontributory pension plans that existed before the Merger: (i) the Retirement Plan of Dime Community Bank (“Employee Retirement Plan”) and (ii) the BNB Bank Pension Plan, covering all eligible employees. As the sponsor of a single employer defined benefit plan, the Company must do the following for the Employee Retirement Plan and BNB Bank Pension Plan: (1) recognize the funded status of the benefit plans in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit or cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation are adjusted as they are subsequently recognized as components of net periodic benefit cost; (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statements of financial condition (with limited exceptions); and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Dime Community Bank KSOP Plan (“Dime KSOP Plan”), Outside Director Retirement Plan, and the Benefit Maintenance Plan (“BMP”) were terminated by resolution of the Legacy Dime Board of Directors.  The effective date of the Dime terminations was February 1, 2021, the Merger Date.

The Company provides a 401(k) plan, which covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the 60th day of employment, unless they elect not to participate.

The Holding Company and Bank maintain the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”), the Dime Community Bancshares, Inc. 2019 Equity Incentive Plan, (the “2019 Equity Incentive Plan”), and the  2012 Stock-Based Compensation Plan (the “2012 Equity Incentive Plan”), (collectively the “Stock Plans”); which are discussed more fully in Note 20 Stock-Based Compensation. Under the Stock Plans, compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of the awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Holding Company’s common stock (“Common Stock”) at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Basic and Diluted EPS - Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average common shares outstanding during the reporting period. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into common stock, and prior to 2021, if all likely aggregate Long Term Incentive Plan ("LTIP") performance-based share awards (“PSA”) were issued. In determining the weighted average shares outstanding for basic and diluted EPS, treasury shares are excluded. Vested restricted stock award ("RSA") shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS. Unvested RSA and PSA shares are recognized as a special class of participating securities under ASC 260, and are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges, and changes in the funded status of the pension plan, which are also recognized as separate components of equity. Comprehensive and accumulated comprehensive income are summarized in Note 3.

Disclosures about Segments of an Enterprise and Related Information - The Company has one reportable segment, "Community Banking." All of the Company’s activities are interrelated, and each activity is dependent and assessed based on the manner in which it supports the other activities of the Company. For example, lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

For the years ended December 31, 2021, 2020 and 2019, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Reclassifications – There have been no material reclassifications to prior year amounts to conform to their current presentation.

Adoption of New Accounting Standards

Standards Adopted in 2021

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326)

The Company adopted ASU No. 2016-13 on January 1, 2021 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures.  ASU 2016-13 was effective for the Company as of January 1, 2020. Under Section 4014 of the CARES Act, financial institutions required to adopt ASU 2016-13 as of January 1, 2020 were provided an option to delay the adoption of the CECL Standard framework. The Company elected to defer adoption of the CECL Standard until January 1, 2021. The CECL Standard requires that the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts. This standard requires financial institutions and other organizations to use forward-looking information to better inform their credit loss estimates. Results for reporting periods beginning after January 1, 2021 are presented under the CECL Standard while prior period amounts will continue to be reported in accordance with previously applicable GAAP.

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

Standards That Have Not Yet Been Adopted

ASU 2020-04, Reference Rate Reform (Topic 848)

ASU 2020-04 provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. Once optional expedients are elected, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic within the Codification. We are evaluating the impact of ASU 2020-04 and expect the LIBOR transition will not have a material effect on the Company's consolidated financial statements.

ASU 2021-01, Reference Rate Reform (Topic 848): Scope

ASU 2021-01 clarifies that all derivative instruments affected by changes to the interest rates used for discounting, margining, or contract price alignment due to reference rate reform are in the scope of ASC 848. Entities may apply certain optional expedients in ASC 848 to derivative instruments that do not reference LIBOR or another rate expected to be discontinued as a result of reference rate reform if there is a change to the interest rate used for discounting, margining or contract price alignment. ASU 2020-01 is effective upon issuance and generally can be applied through December 31, 2022.  The adoption of ASU 2021-01 is not expected to have a material effect on the Company's consolidated financial statements.

2. MERGER

As described in Note 1. Summary of Significant Accounting Policies, on February 1, 2021, we completed our Merger with Legacy Dime.

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

The following table provides the purchase price allocation as of the Merger Date and the Bridge assets acquired and liabilities assumed at their estimated fair value as of the Merger Date as recorded by Dime Community Bancshares. We recorded the estimate of fair value based on initial valuations available at the Merger Date. We finalized all valuations and recorded final adjustments during the fourth quarter of 2021.  In the fourth quarter of 2021, we obtained additional information and evidence that resulted in a subsequent adjustment to decrease the estimated fair value of our acquired BNB Bank Pension Plan assets, which resulted in an increase to goodwill resulting from the Merger of $458 thousand, net of tax. The subsequent adjustment to assets acquired was recorded in other assets in the consolidated balance sheet.

(In thousands)
Purchase price consideration	$491,210

Fair value of assets acquired:
Cash and due from banks	715,988
Securities available-for-sale	651,997
Loans held for sale	10,000
Loans held for investment	4,531,640
Premises and fixed assets	37,881
Restricted stock	23,362
BOLI	94,085
Other intangible assets	10,984
Operating lease assets	45,603
Other assets	117,016
Total assets acquired	6,238,556
Fair value of liabilities assumed:
Deposits	5,405,575
Other short-term borrowings	216,298
Subordinated debt	83,200
Operating lease liabilities	45,285
Other liabilities	97,147
Total liabilities assumed	5,847,505
Fair value of net identifiable assets	391,051
Goodwill resulting from Merger	$100,159

As a result of the Merger, we recorded $100.2 million of goodwill. The goodwill recorded is not deductible for income tax purposes.

The Company is required to record PCD assets, defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD assets.  Changes in estimates of expected losses after acquisition are recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods as they arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration shall be allocated to each individual asset.  At the acquisition date, the initial allowance for credit losses determined on a collective basis shall be allocated to individual assets to appropriately allocate any non-credit discount or premium.  The non-credit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date. Information regarding loans acquired at the Merger Date are as follows:

(In thousands)
PCD loans:
Unpaid principal balance	$295,306
Non-credit discount at acquisition	(9,050)
Unpaid principal balance, net	286,256

Allowance for credit losses at acquisition	(52,284)
Fair value at acquisition	233,972

Non-PCD loans:
Unpaid principal balance	4,289,236
Premium at acquisition	8,432
Fair value at acquisition	4,297,668

Total fair value at acquisition	$4,531,640

Supplemental disclosures of cash flow information related to investing and financing activities regarding the Merger are as follows for the year ended December 31, 2021:

(In thousands)
Business combination:
Fair value of tangible assets acquired	$6,227,572
Goodwill, core deposit intangible and other intangible assets acquired	111,143
Liabilities assumed	5,847,505
Purchase price consideration	491,210

Other intangible assets consisted of core deposit intangibles and a non-compete agreement with estimated fair values at the Merger Date of $10.2 million and $780 thousand, respectively. Core deposit intangibles are being amortized over a life of 10 years on an accelerated basis. The non-compete agreement is being amortized over a life of 13 months.

Pro Forma Combined Results of Operations

The following pro forma financial information presents the consolidated results of operations of Legacy Dime and Bridge as if the Merger occurred as of January 1, 2019 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of discounts (premiums) associated with the fair value adjustments of acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and other debt, and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2019. Merger related expenses incurred by the Company during the year ended December 31, 2021 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had Legacy Dime merged with Bridge at the beginning of 2019.

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2021	2020	2019
Net interest income	$365,075	$338,310	$294,842
Non-interest income	43,419	40,976	37,555
Net income	132,536	84,257	85,660
Net income available to common shareholders	124,323	78,453	84,380
Earnings per share:
Basic	3.20	1.91	2.05
Diluted	3.20	1.90	2.05

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
		Defined		Other
		Benefit		Comprehensive
(In thousands)	Securities	Plans	Derivatives	Income (Loss)
Balance as of January 1, 2020	$4,621	$(6,024)	$(4,537)	$(5,940)
Other comprehensive income (loss) before reclassifications	11,221	802	(12,153)	(130)
Amounts reclassified from accumulated other comprehensive loss	(3,148)	(864)	4,158	146
Net other comprehensive income (loss) during the period	8,073	(62)	(7,995)	16
Balance as of December 31, 2020	$12,694	$(6,086)	$(12,532)	$(5,924)
Other comprehensive (loss) income before reclassifications	(19,733)	5,520	14,883	670
Amounts reclassified from accumulated other comprehensive loss	(825)	(740)	638	(927)
Net other comprehensive (loss) income during the period	(20,558)	4,780	15,521	(257)
Balance as of December 31, 2021	$(7,864)	$(1,306)	$2,989	$(6,181)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Change in unrealized holding gain or loss on securities:
Change in net unrealized gain or loss during the period	$(28,865)	$16,432	$9,693
Reclassification adjustment for net gains included in net gain on securities and other assets	(1,207)	(4,592)	(31)
Net change	(30,072)	11,840	9,662
Tax (benefit) expense	(9,514)	3,767	3,084
Net change in unrealized holding gain or loss on securities, net of reclassification adjustments and tax	(20,558)	8,073	6,578
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(1,092)	(1,272)	729
Reclassification adjustment for curtailment loss (gain)	1,543	(1,651)	—
Change in the net actuarial gain or loss	6,563	2,817	(296)
Net change	7,014	(106)	433
Tax expense	2,234	(44)	167
Net change in pension and other postretirement obligations	4,780	(62)	266
Change in unrealized gain or loss on derivatives:
Change in net unrealized gain or loss during the period	5,277	(24,449)	(8,254)
Reclassification adjustment for loss included in loss on termination of derivatives	16,505	6,596	—
Reclassification adjustment for expense included in interest expense	940	6,127	(955)
Net change	22,722	(11,726)	(9,209)
Tax expense (benefit)	7,201	(3,731)	(2,925)
Net change in unrealized gain or loss on derivatives, net of reclassification adjustments and tax	15,521	(7,995)	(6,284)
Other comprehensive (loss) income, net of tax	$(257)	$16	$560

4. SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$82,476	$—	$(2,222)	$80,254
Treasury securities	247,916	—	(3,147)	244,769
Corporate securities	148,430	4,354	(754)	152,030
Pass-through mortgage-backed securities ("MBS") issued by government sponsored entities ("GSEs")	528,749	4,271	(6,566)	526,454
Agency collateralized mortgage obligations ("CMOs")	527,348	2,705	(8,795)	521,258
State and municipal obligations	39,175	73	(302)	38,946
Total securities available-for-sale	$1,574,094	$11,403	$(21,786)	$1,563,711

	December 31, 2021
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Pass-through MBS issued by GSEs	$118,382	$59	$(1,141)	$117,300
Agency CMOs	60,927	—	(873)	60,054
Total securities held-to-maturity	$179,309	$59	$(2,014)	$177,354

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$47,500	$12	$(91)	$47,421
Corporate securities	62,021	2,440	—	64,461
Pass-through MBS issued by GSEs	135,842	7,672	(31)	143,483
Agency CMOs	274,898	8,674	(76)	283,496
Total securities available-for-sale	$520,261	$18,798	$(198)	$538,861

As a result of the Merger, the Company acquired $652.0 million of securities available-for-sale on the Merger Date.

As of December 31, 2020, there were no securities held-to-maturity.

The Company transferred $140.4 million of securities available-for-sale to securities held-to-maturity during the year ended December 31, 2021. There were no transfers from securities held-to-maturity during the year ended December 31, 2021. There were no transfers to or from securities held-to-maturity during years ended December 31, 2020 and 2019.

The carrying amount of securities pledged at December 31, 2021 and 2020 was $726.4 million and $99.4 million, respectively.

At December 31, 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and fair value of securities are shown by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	December 31, 2021
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$852	$858
One to five years	281,148	277,877
Five to ten years	222,851	224,137
Beyond ten years	13,145	13,127
Pass-through MBS issued by GSEs and agency CMO	1,056,098	1,047,712
Total	$1,574,094	$1,563,711

Held-to-maturity
Pass-through MBS issued by GSEs and agency CMO	$179,309	$177,354
Total	$179,309	$177,354

The following table presents the information related to sales of securities available-for-sale for the periods indicated:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Securities available-for-sale
Proceeds	$138,077	$94,252	$148,857
Gross gains	1,327	4,592	551
Tax expense on gains	421	1,444	175
Gross losses	120	—	520
Tax benefit on losses	38	—	166

Marketable equity securities were fully liquidated in connection with the termination of the BMP.  Prior to termination, the Company held marketable equity securities as the underlying mutual fund investments of the BMP, held in a rabbi trust.

A summary of the sales of marketable equity securities is listed below for the periods indicated:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Proceeds:
Marketable equity securities	$6,101	$546	$570

The remaining gain or loss on securities shown in the consolidated statements of income was due to market valuation changes.  Net gains on marketable equity securities of $131 thousand, $361 thousand and $531 thousand were recognized for the years ended December 31, 2021, 2020 and 2019, respectively.

There were no sales of securities held-to-maturity during the years ended December 31, 2021, 2020, and 2019.

The following table summarizes the gross unrealized losses and fair value of securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position for the periods indicated:

	December 31, 2021
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$58,607	$1,369	$21,647	$853	$80,254	$2,222
Treasury securities	244,769	3,147	—	—	244,769	3,147
Corporate securities	37,620	754	—	—	37,620	754
Pass-through MBS issued by GSEs	422,634	6,333	4,748	233	427,382	6,566
Agency CMOs	349,879	8,672	3,182	123	353,061	8,795
State and municipal obligations	18,887	302	—	—	18,887	302

Securities held-to-maturity
Pass-through MBS issued by GSEs	$97,328	$1,141	$—	$—	$97,328	$1,141
Agency CMOs	60,054	873	—	—	60,054	873

	December 31, 2020
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$22,409	$91	$—	$—	$22,409	$91
Pass-through MBS issued by GSEs	5,007	31	—	—	5,007	31
Agency CMOs	6,563	30	4,954	46	11,517	76

As of December 31, 2021, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available-for-sale debt securities was required. Additionally, the calculated allowance for credit losses on held-to-maturity securities was inconsequential given the high-quality composition of the Company’s held-to-maturity portfolio and therefore no allowance for credit losses was recorded. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default.  Accrued interest receivable on securities totaling $4.4 million at December 31, 2021 was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

Management evaluates available-for-sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2021, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. government; Agency Notes, Treasury Securities, Pass-through MBS issued by GSEs, Agency Collateralized Mortgage Obligations.  The corporate bonds within the portfolio have maintained an investment grade rating by either Kroll, Egan-Jones, Fitch, Moody’s or Standard and Poor’s. None of the unrealized losses are related to credit losses. The state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s.  The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

5. LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	December 31, 2021	December 31, 2020
One-to-four family residential and cooperative/condominium apartment	$669,282	$184,989
Multifamily residential and residential mixed-use	3,356,346	2,758,743
Commercial real estate ("CRE")	3,945,948	1,878,167
Acquisition, development, and construction ("ADC")	322,628	156,296
Total real estate loans	8,294,204	4,978,195
C&I	933,559	641,533
Other loans	16,898	2,316
Total	9,244,661	5,622,044
Allowance for credit losses	(83,853)	(41,461)
Loans held for investment, net	$9,160,808	$5,580,583

As a result of the Merger, the Company recorded $4.53 billion of loans held for investment on the Merger Date.

Included in C&I loans was Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans totaling $66.0 million and $313.4 million at December 31, 2021 and 2020, respectively.  SBA PPP loans carry a 100% guarantee from the SBA. The Company may hold an allowance for credit losses as a result of individual loan analysis. In June 2021, the Company sold $596.2 million of SBA PPP loans and recorded a gain of $20.7 million in Gain on sale of SBA loans in the consolidated statements of income.

The following tables present data regarding the allowance for credit losses activity for the periods indicated:

	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
(In thousands)	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Beginning balance as of January 1, 2019	$198	$13,446	$3,777	$397	$17,818	$3,946	$18	$21,782
Provision (credit) for credit losses	86	(3,233)	266	847	(2,034)	19,368	6	17,340
Charge-offs	(22)	(83)	(145)	—	(250)	(10,447)	(8)	(10,705)
Recoveries	7	12	2	—	21	3	—	24
Ending balance as of December 31, 2019	$269	$10,142	$3,900	$1,244	$15,555	$12,870	$16	$28,441

Provision for credit losses	386	9,934	5,165	749	16,234	9,928	3	26,165
Charge-offs	(11)	(3,190)	(6)	—	(3,207)	(10,095)	(7)	(13,309)
Recoveries	—	130	—	—	130	34	—	164
Ending balance as of December 31, 2020	$644	$17,016	$9,059	$1,993	$28,712	$12,737	$12	$41,461

Impact of adopting CECL as of January 1, 2021	1,048	(8,254)	4,849	381	(1,976)	(1,935)	(8)	(3,919)
Adjusted beginning balance as of January 1, 2021	1,692	8,762	13,908	2,374	26,736	10,802	4	37,542
PCD Day 1	2,220	3,292	23,124	117	28,753	23,374	157	52,284
Provision (credit) for credit losses	1,975	(3,921)	(4,497)	2,366	(4,077)	6,016	1,364	3,303
Charge-offs	(20)	(391)	(3,406)	—	(3,817)	(4,984)	(777)	(9,578)
Recoveries	65	74	37	—	176	123	3	302
Ending balance as of December 31, 2021	$5,932	$7,816	$29,166	$4,857	$47,771	$35,331	$751	$83,853

The following table presents the amortized cost basis of loans on non-accrual status as of the period indicated:

	December 31, 2021
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
One-to-four family residential and cooperative/condominium apartment	$-	$7,623	$1,278
CRE	1,301	3,752	797
C&I	348	26,918	16,973
Other	-	365	361
Total	$1,649	$38,658	$19,409

The Company did not recognize interest income on non-accrual loans during the year ended December 31, 2021.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method of ASC 326 as of the dates indicated:

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

The following tables summarize impaired loans with no related allowance recorded and with related allowance recorded as of the periods indicated (by collateral type within the real estate loan segment):

	December 31, 2020
	Unpaid
	Principal	Recorded	Related
(In thousands)	Balance	Investment(1)	Allowance
With no related allowance recorded:
Multifamily residential and residential mixed-use	$1,863	$1,863	$—
CRE	2,704	2,704	—
Total with no related allowance recorded	4,567	4,567	—

With an allowance recorded:
C&I	12,502	12,502	6,474
Total with an allowance recorded	12,502	12,502	6,474
Total	$17,069	$17,069	$6,474
(1)	The recorded investment excludes net deferred costs, due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In thousands)	Investment(1)	Recognized(2)	Investment(1)	Recognized(2)
With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$1,179	$—	$9	$9
Multifamily residential and residential mixed-use	1,188	6	415	29
CRE	1,195	1	3,765	244
Total with no related allowance recorded	3,562	7	4,189	282

With an allowance recorded:
C&I	10,605	1	5,125	13
Total	$14,167	$8	$9,314	$295
(1)	The recorded investment excludes net deferred costs, due to immateriality.
(2)	Cash basis interest and interest income recognized on accrual basis approximate each other.

The following tables summarize the past due status of the Company’s investment in loans as of the dates indicated:

	December 31, 2021
			Loans 90
			Days or
	30 to 59	60 to 89	More Past Due
	Days	Days	and Still		Total		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Past Due	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$3,294	$877	$1,945	$7,623	$13,739	$655,543	$669,282
Multifamily residential and residential mixed-use	30,983	3,339	—	—	34,322	3,322,024	3,356,346
CRE	23,108	887	—	5,053	29,048	3,916,900	3,945,948
ADC	—	—	—	—	—	322,628	322,628
Total real estate	57,385	5,103	1,945	12,676	77,109	8,217,095	8,294,204
C&I	3,753	7,040	1,056	27,266	39,115	894,444	933,559
Other	104	3	—	365	472	16,426	16,898
Total	$61,242	$12,146	$3,001	$40,307	$116,696	$9,127,965	$9,244,661

	December 31, 2020
			Loans 90
			Days or
	30 to 59	60 to 89	More Past Due
	Days	Days	and Still		Total		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Past Due	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$—	$—	$44	$858	$902	$184,087	$184,989
Multifamily residential and residential mixed-use	—	—	437	1,863	2,300	2,756,443	2,758,743
CRE	15,351	—	—	2,704	18,055	1,860,112	1,878,167
ADC	—	—	—	—	—	156,296	156,296
Total real estate	15,351	—	481	5,425	21,257	4,956,938	4,978,195
C&I	—	917	2,848	12,502	16,267	625,266	641,533
Other	8	1	—	1	10	2,306	2,316
Total	$15,359	$918	$3,329	$17,928	$37,534	$5,584,510	$5,622,044

Accruing Loans 90 Days or More Past Due:

The Company continued accruing interest on loans with an outstanding balance of $3.0 million at December 31, 2021, and loans with an outstanding balance of $3.3 million at December 31, 2020, all of which were 90 days or more past due. These loans were either well secured, awaiting a forbearance extension or formal payment deferral, or will likely be forgiven through the PPP or repurchased by the SBA, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Collateral Dependent Loans:

At December 31, 2021, the Company had collateral dependent loans which were individually evaluated to determine expected credit losses.

	December 31, 2021
	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses
CRE	$3,837	$600
C&I	348	-
Total	$4,185	$600

Related Party Loans

Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2021.

The following table sets forth selected information about related party loans for the year ended December 31, 2021:

Year Ended
December 31,
(In thousands)	2021
Beginning balance	$1,700
Acquired in Merger	4,217
New loans	1,243
Effect of changes in composition of related parties	(239)
Repayments	(692)
Balance at end of period	$6,229

TDRs

As of December 31, 2021, the Company had TDRs totaling $942 thousand. The Company has allocated $483 thousand of allowance for those loans at December 31, 2021, with no commitments to lend additional amounts. There were no outstanding TDRs at December 31, 2020.

During the year ended December 31, 2021, TDR modifications included reduction of outstanding principal, extensions of maturity dates, or favorable interest rates and loan terms than the prevailing market interest rates and loan terms.

During the year ended December 31, 2021, the Company modified one CRE loan as a TDR, which subsequently paid off during the year.

The following table presents the loans by category modified as TDRs that occurred during the year ended December 31, 2021:

	Modifications During the Year Ended December 31, 2021
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
One-to-four family residential and cooperative/condominium apartment	2	$467	$467
CRE	1	10,000	-
C&I	1	456	456
Total	4	$10,923	$923

There were no loans modified in a manner that met the criteria of a TDR during the year ended December 31, 2020 or 2019.

As of December 31, 2020 and 2019, the Bank had no loan commitments to borrowers with outstanding TDRs.

There were no TDR charge-offs during the year ended December 31, 2021. TDRs did not have a material impact to the allowance for credit losses. There were no TDRs that subsequently defaulted.

Loan payment deferrals due to COVID-19

Consistent with regulatory guidance to work with borrowers during the unprecedented situation caused by the COVID-19 pandemic and as outlined in the CARES Act, the Company established a formal payment deferral program in April 2020 for borrowers that had been adversely affected by the pandemic.

As of December 31, 2021, the Company had seven loans, representing outstanding loan balances of $5.7 million, that were deferring full principal and interest (“P&I” deferrals).

The table below presents the full P&I deferrals as of December 31, 2021:

	December 31, 2021
	Number
	of Loans	Balance	% of Portfolio
(Dollars in thousands)
One-to-four family residential and cooperative/condominium apartment	5	$1,922	0.3%
CRE	1	3,487	0.1
C&I	1	251	-
Total	7	$5,660	0.1%

Pursuant to guidance under Section 4013 of the CARES Act, a qualified loan modification, such as a payment deferral, is exempt from classification as a TDR as defined by GAAP. This applies if the loan was current as of December 31, 2019 and the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate of the loan. This guidance was expected to expire on December 31, 2020.  The 2021 Consolidated Appropriations Act, which was signed into law December of 2020, extended the exemption for TDR classification. This provision expired on January 1, 2022 and, therefore, the Company will not have additional loans modified under this exemption going forward.

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total
One-to-four family residential, and condominium/cooperative apartment:
Pass	$129,679	$86,028	$80,195	$75,354	$77,829	$129,276	$49,878	$12,537	$640,776
Special mention	—	1,124	335	752	334	2,158	846	747	6,296
Substandard	—	1,944	2,038	597	2,202	14,512	—	894	22,187
Doubtful	—	—	—	23	—	—	—	—	23
Total one-to-four family residential, and condominium/cooperative apartment	129,679	89,096	82,568	76,726	80,365	145,946	50,724	14,178	669,282

Multifamily residential and residential mixed-use:
Pass	590,462	341,206	455,277	151,226	332,749	1,145,609	12,277	825	3,029,631
Special mention	—	11,040	14,486	—	11,817	26,252	—	—	63,595
Substandard	—	1,501	35,326	32,390	54,238	137,387	2,278	—	263,120
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	590,462	353,747	505,089	183,616	398,804	1,309,248	14,555	825	3,356,346

CRE:
Pass	872,049	848,694	529,182	306,360	298,904	815,238	43,183	6,188	3,719,798
Special mention	6,003	1,024	39,305	18,983	11,039	17,438	—	—	93,792
Substandard	4,431	1,732	7,082	45,496	31,747	41,763	—	—	132,251
Doubtful	—	—	106	—	—	—	—	—	106
Total CRE	882,483	851,450	575,675	370,839	341,690	874,439	43,183	6,188	3,945,947

ADC:
Pass	142,123	76,259	56,885	23,456	6,809	774	1,066	588	307,960
Special mention	—	1,078	—	—	—	—	—	—	1,078
Substandard	—	90	—	13,500	—	—	—	—	13,590
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	142,123	77,427	56,885	36,956	6,809	774	1,066	588	322,628

C&I:
Pass	93,802	121,291	53,116	49,634	36,238	23,615	446,134	9,764	833,594
Special mention	—	1,625	239	2,191	585	52	3,225	1,286	9,203
Substandard	402	5,744	5,789	6,011	2,832	2,844	28,545	13,597	65,764
Doubtful	550	1,621	9,968	752	11,107	—	1,000	—	24,998
Total C&I	94,754	130,281	69,112	58,588	50,762	26,511	478,904	24,647	933,559

Total:
Pass	1,828,115	1,473,478	1,174,655	606,030	752,529	2,114,512	552,538	29,902	8,531,759
Special mention	6,003	15,891	54,365	21,926	23,775	45,900	4,071	2,033	173,964
Substandard	4,833	11,011	50,235	97,994	91,019	196,506	30,823	14,491	496,912
Doubtful	550	1,621	10,074	775	11,107	—	1,000	—	25,127
Total Loans	$1,839,501	$1,502,001	$1,289,329	$726,725	$878,430	$2,356,918	$588,432	$46,426	$9,227,762

	December 31, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential and condominium/cooperative apartment	$183,293	$—	$1,696	$—	$184,989
Multifamily residential and residential mixed-use	2,523,258	56,400	179,085	—	2,758,743
CRE	1,831,712	13,861	32,594	—	1,878,167
ADC	142,796	13,500	—	—	156,296
Total real estate	4,681,059	83,761	213,375	—	4,978,195
C&I	613,691	2,131	13,315	12,396	641,533
Total Real Estate and C&I	$5,294,750	$85,892	$226,690	$12,396	$5,619,728

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

(In thousands)	December 31, 2021	December 31, 2020
Performing	$16,533	$2,315
Non-accrual	365	1
Total	$16,898	$2,316

6. LOAN SERVICING ACTIVITIES

The Bank services real estate and C&I loans for others having principal balances outstanding of approximately $471.9 million and $377.7 million at December 31, 2021 and 2020, respectively. Loans serviced for others are not reported as assets. Servicing loans for others generally consists of collecting loan payments, maintaining escrow accounts, disbursing payments to investors, paying taxes and insurance and processing foreclosure. In connection with loans serviced for others, the Bank held borrowers’ escrow balances of $2.9 million and $3.9 million at December 31, 2021 and 2020, respectively.

There are no restrictions on the Company’s consolidated assets or liabilities related to loans sold with servicing rights retained. Upon sale of these loans, the Company recorded an SRA in other assets, and has elected to account for the SRA under the "amortization method" prescribed under GAAP. The activity for SRAs for the periods indicated are as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Servicing right assets:
Beginning of year	$1,710	$1,459	$1,315
Acquired in the Merger	2,070	—	—
Additions	885	703	509
Amortized to expense	(809)	(452)	(365)
End of year	3,856	1,710	1,459

Valuation allowance:
Beginning of year	—	—	—
Additions expensed	(80)	—	—
End of year	(80)	—	—
Servicing right assets, net	$3,776	$1,710	$1,459

The fair value of SRAs was $3.9 million and $1.7 million, at December 31, 2021 and 2020, respectively. The fair value at December 31, 2021 was determined using discount rates ranging from 7.8% to 12.0%, prepayment speeds ranging from 5% to 38%, depending on the stratification of the specific servicing right, and a weighted average default rate of 1.24%. The fair value at December 31, 2020 was determined using discount rates ranging from 4.0% to 17.0%, prepayment speeds ranging from 5% to 20%, depending on the stratification of the specific servicing right, and a weighted average default rate of 1.30%.

7. PREMISES AND FIXED ASSETS, NET AND PREMISES HELD FOR SALE

Premises and Fixed Assets, Net

As a result of the Merger, the Company acquired $37.9 million of premises and fixed assets, net on the Merger Date.

The following is a summary of premises and fixed assets, net:

	December 31,
(In thousands)	2021	2020
Land	$10,824	$1,600
Buildings	21,323	10,265
Leasehold improvements	26,120	23,445
Furniture, fixtures and equipment	25,110	20,945
Premises and fixed assets, gross	$83,377	$56,255
Less: accumulated depreciation and amortization	(33,009)	(37,202)
Premises and fixed assets, net	$50,368	$19,053

Depreciation and amortization expense amounted to $6.5 million, $4.1 million and $4.7 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Premises Held for Sale

The aggregate recorded balance of the Company’s premises held for sale was $556 thousand at December 31, 2021.  There were no premises held for sale as of December 31, 2020.

During the year ended December 31, 2021, the Company transferred two real estate properties utilized as retail branches to premises held for sale totaling $2.8 million.

During the year ended December 31, 2021, the Company sold one real estate property utilized as a retail branch totaling $2.2 million and recorded a gain of $550 thousand in Gain on sale of securities and other assets in the consolidated financial statements. There were no sales of premises held for sale during the years ended December 31, 2020 or 2019.

8. LEASES

As a result of the Merger, the Company acquired $45.6 million of operating lease assets and $45.3 million of operating lease liabilities on the Merger Date

During the year ended December 31, 2021, the Company elected to terminate one if its corporate headquarters office space leases, which resulted in a decrease to the Company’s operating lease liabilities of $11.6 million, and an early termination fee of $12.0 million. The early termination fee is reported in merger expenses and transaction costs in the consolidated statements of income.

During the year ended December 31, 2021, the Company elected to terminate three leases in connection with the combination of three branches into other locations, which resulted in a decrease to the Company’s operating lease liabilities of $3.7 million, and an early termination fee of $4.0 million.  The early termination fee is reported in branch restructuring costs in the consolidated statements of income.

Maturities of the Company’s operating lease liabilities at December 31, 2021 are as follows:

Rent to be
(In thousands)	Capitalized
2022	$11,934
2023	10,694
2024	10,587
2025	10,352
2026	9,631
Thereafter	17,306
Total undiscounted lease payments	70,504
Less amounts representing interest	(4,401)
Operating lease liabilities	$66,103

Other information related to our operating leases was as follows:

	Year Ended
	December 31,
(In thousands)	2021	2020	2019
Operating lease cost	$14,341	$6,522	$6,588
Cash paid for amounts included in the measurement of operating lease liabilities	13,975	7,030	6,907

	December 31,
	2021
Weighted average remaining lease term	6.6	years
Weighted average discount rate	1.79%

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

At December 31, 2021 and 2020, the carrying amount of the Company’s goodwill was $155.8 million and $55.6 million, respectively.

The Company performs its annual goodwill impairment test in the fourth quarter of every year, or more frequently if events or changes in circumstance indicate the asset might be impaired. It was determined during the annual impairment testing that no impairment was needed for the years ended December 31, 2021, 2020 and 2019 as the fair value of the Company’s single reporting unit was determined to exceed the carrying amount of the reporting unit.

The following table presents the change in Goodwill for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Beginning of year	$55,638	$55,638	$55,638
Acquired goodwill[1]	100,159	-	-
Impairment	-	-	-
End of year	$155,797	$55,638	$55,638
(1)	See Note 2. Merger for additional information regarding the acquired goodwill

Other Intangible Assets

As a result of the Merger, the Company recorded $10.2 million of core deposit intangible assets and a $780 thousand non-compete agreement intangible asset on the Merger Date.

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable and arose from the Merger. There were no intangible assets at December 31, 2020.

	December 31, 2021
	Core Deposit	Non-complete
(In thousands)	Intangibles	Agreement	Total
Gross carrying value	$10,204	$780	$10,984
Accumulated amortization	(1,962)	(660)	(2,622)
Net carrying amount	$8,242	$120	$8,362

Amortization expense recognized on intangible assets was $2.6 million for the year ended December 31, 2021. There was no amortization expense recognized on intangible assets for the years ended December 31, 2020 and 2019.

Estimated amortization expense for 2022 through 2025 and thereafter is as follows:

(In thousands)	Total
2022	$1,878
2023	1,425
2024	1,163
2025	958
Thereafter	2,938
Total	$8,362

10. RESTRICTED STOCK

The following is a summary of restricted stock:

(In thousands)	December 31, 2021	December 31, 2020
FHLBNY capital stock	$12,819	$60,707
FRB capital stock	24,748	—
Bankers' Bank capital stock	165	—
Restricted stock	$37,732	$60,707

FHLBNY Capital Stock

The Bank is a member of the FHLBNY. Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. Members are required to own a particular amount of stock based on the level of borrowings and other factors. As a result of the Merger, the Bank acquired $13.9 million of FHLBNY capital stock on the Merger Date. The Bank decreased its outstanding FHLBNY advances by $1.18 billion during the year ended December 31, 2021, resulting in a reduction of required FHLBNY stock. The Bank owned 128,184 shares and 607,074 shares at December 31, 2021 and 2020, respectively. The Bank recorded dividend income on the FHLBNY capital stock of $1.9 million, $3.0 million and $3.6 million during the years ended December 31, 2021, 2020 and 2019, respectively.

FRB Capital Stock

The Bank is a member of the FRB. Membership requires the purchase of shares of FRB capital stock at $50 per share. As a result of the Merger, the Bank acquired $9.3 million of FRB capital stock on the Merger Date. The Bank owned 494,965 shares at December 31, 2021 and no shares at December 31, 2020. The Bank recorded dividend income on the FRB capital stock of $442 thousand during the year ended December 31, 2021 and no dividend income for the years ended December 31, 2020 and 2019.

Bankers’ Bank Capital Stock

The Bank has a relationship with Atlantic Community Bankers Bank. The relationship requires the purchase of shares of ACBB capital stock between $2,500 and $3,250 per share. As a result of the Merger, the Bank acquired $165 thousand of ACBB capital stock on the Merger Date. The Bank owned 60 shares at December 31, 2021 and no shares at December 31, 2020. The Bank recorded dividend income on the ACBB capital stock of $1 thousand during the year ended December 31, 2021 and no dividend income during the years ended December 31, 2020 and 2019.

11. DEPOSITS

Deposits are summarized as follows:

	December 31, 2021		December 31, 2020
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Liability	Rate	Liability
Savings	0.03%	$1,158,040	0.12%	$414,809
Certificates of deposit ("CDs")	0.58	853,242	0.84	1,322,638
Money market	0.07	3,621,552	0.24	1,716,624
Interest-bearing checking	0.18	905,717	0.10	290,300
Non-interest-bearing checking	—	3,920,423	—	780,751
Total	0.09%	$10,458,974	0.36%	$4,525,122

As a result of the Merger, the Company acquired $5.41 billion of deposits on the Merger Date.

The following table presents a summary of scheduled maturities of CDs outstanding at December 31, 2021:

	Maturing	Weighted Average
(Dollars in thousands)	Balance	Interest Rate
2022	$701,259	0.51%
2023	98,015	0.87
2024	27,402	1.20
2025	15,078	1.12
2026	9,110	0.52
2027 and beyond	2,378	0.67
Total	$853,242	0.58%

CDs that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250 thousand were $200.1 million and $279.0 million December 31, 2021 and 2020, respectively.

12. DERIVATIVES AND HEDGING ACTIVITIES

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $57 thousand will be reclassified as an increase to interest expense.

During the year ended December 31, 2021, the Company terminated 34 derivatives with notional values totaling $785.0 million, resulting in a termination value of $16.5 million which was recognized in loss on termination of derivatives in non-interest income. During the year ended December 31, 2020, the Company terminated two derivatives with notional values totaling $30.0 million, resulting in a termination value of $175 thousand, which was expected to be recognized in interest expense over the remaining term of the original derivative. Due to the terminations during the year ended December 31, 2021, the remaining termination value was recognized as part of the loss on terminations during the year ended December 31, 2021. Additionally, during the year ended December 31, 2020, the Company terminated six derivatives with notional values totaling $95.0 million, resulting in a termination value of $6.6 million, which was recognized as losses on termination of derivatives within non-interest income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of the periods indicated.

	December 31, 2021				December 31, 2020
		Notional	Fair Value	Fair Value		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Interest rate swaps related to FHLBNY advances	4	$150,000	$4,358	$—	—	$—	$—	$—
Interest rate swaps related to FHLBNY advances	—	$—	$—	$—	32	$655,000	$—	$(18,442)

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive loss as of December 31, 2021, 2020 and 2019.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Gain (loss) recognized in other comprehensive income	$5,277	$(24,449)	$(8,254)
Gain recognized on termination of derivatives	16,505	6,596	—
(Loss) gain reclassified from other comprehensive income into interest expense	(940)	(6,127)	955

All cash flow hedges are recorded gross on the balance sheet.

The cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Bank to post cash collateral if the derivative exposure exceeds a threshold amount. As of December 31, 2021, the Bank did not post collateral to the third-party counterparties. As of December 31, 2020, posted collateral to the other third-party counterparties was $5.4 million.

Freestanding Derivatives

The Company maintains an interest-rate risk protection program for its loan portfolio in order to offer loan level derivatives with certain borrowers and to generate loan level derivative income. The Company enters into interest rate swap or interest rate floor agreements with borrowers. These interest rate derivatives are designed such that the borrower synthetically attains a fixed-rate loan, while the Company receives floating rate loan payments. The Company offsets the loan level interest rate swap exposure by entering into an offsetting interest rate swap or interest rate floor with an unaffiliated and reputable bank counterparty. These interest rate derivatives do not qualify as designated hedges, under ASU 815; therefore, each interest rate derivative is accounted for as a freestanding derivative. The notional amounts of the interest rate derivatives do not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate derivative agreements. The following tables reflect freestanding derivatives included in the consolidated statements of financial condition as of the dates indicated

	December 31, 2021
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	111	$604,529	$28,291	$—
Loan level interest rate swaps with borrower	74	620,459	—	(11,865)
Loan level interest rate floors with borrower	45	392,764	—	(5,644)
Loan level interest rate swaps with third-party counterparties	111	604,529	—	(28,291)
Loan level interest rate swaps with third-party counterparties	74	620,459	11,865	—
Loan level interest rate floors with third-party counterparties	45	392,764	5,644	—

	December 31, 2020
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	65	$570,277	$24,764	$—
Loan level interest rate floors with borrower	41	364,643	—	(5,832)
Loan level interest rate swaps with third-party counterparties	65	570,277	—	(24,764)
Loan level interest rate floors with third-party counterparties	41	364,643	5,832	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Loan level derivative income	$2,909	$8,872	$910

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of December 31, 2021, posted collateral was $14.0 million.

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

As of December 31, 2021, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16.5 million for those related to loan level derivatives. If the Company had breached any of the above provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at the termination value with the respective counterparty. There were no provisions breached for the year ended December 31, 2021.

13. FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY (“Advances”) totaling $25.0 million and $1.20 billion at December 31, 2021 and 2020, respectively, all of which were fixed rate. The average interest rate on outstanding FHLBNY Advances was 0.35% and 0.53% at December 31, 2021 and 2020, respectively. In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank was eligible to borrow up to $4.19 billion as of December 31, 2021 and $2.11 billion as of December 31, 2020, and maintained sufficient qualifying collateral, as defined by the FHLBNY. Certain FHLBNY Advances may contain call features that may be exercised by the FHLBNY. At December 31, 2021 there were no callable Advances.

During the years ended December 2021, 2020, and 2019, the Company’s prepayment penalty expense was recognized as a loss on extinguishment of debt. The following table is a summary of FHLBNY extinguishments for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
FHLBNY advances extinguished	$209,010	$70,750	$313,900
Weighted average rate	1.31%	1.15%	2.35%
Loss on extinguishment of debt	$1,751	$1,104	$3,780

The following tables present the contractual maturities and weighted average interest rates of FHLBNY advances for each of the next five years. There were no FHLBNY advances with an overnight contractual maturity at December 31, 2021 and December 31, 2020. There are no FHLBNY advances with contractual maturities after 2022 at December 31, 2021 and December 31, 2020:

	December 31, 2021
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
2022, fixed rate at 0.35%	$25,000	0.35%
Total FHLBNY advances	$25,000	0.35%

	December 31, 2020
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
2021, fixed rate at rates from 0.24% to 2.09%	$1,144,010	0.52%
2022, fixed rate at rates from 0.33% to 1.79%	60,000	0.60
Total FHLBNY advances	$1,204,010	0.53%

14. SUBORDINATED DEBENTURES

In connection with the Merger, the Company assumed $115.0 million in aggregate principal amount of the 4.50% Fixed-to-Floating Rate Subordinated Debentures due 2027 of Legacy Dime on the Merger Date. During the year ended December 31, 2017, Legacy Dime issued $115.0 million of fixed-to-floating rate subordinated notes due June 2027, which become callable commencing on June 15, 2022. The notes will mature on June 15, 2027 (the “Maturity Date”). From and including June 13, 2017 until but excluding June 15, 2022, interest will be paid semi-annually in arrears on each June 15 and December 15 at a fixed annual interest rate equal to 4.50%. From and including June 15, 2022 to, but excluding, the Maturity Date or earlier redemption date, the interest rate shall reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 266 basis points, payable quarterly in arrears. Debt issuance cost directly associated with subordinated debt offering was capitalized and netted with subordinated notes payable on the consolidated statements of financial condition.

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

The subordinated debentures totaled $197.1 million at December 31, 2021 and $114.1 million at December 31, 2020. Interest expense related to the subordinated debt was $8.5 million, $5.3 million and $5.3 million during the years ended December 31, 2021, 2020 and 2019, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

15. OTHER SHORT-TERM BORROWINGS

The following is a summary of other short-term borrowings:

(In thousands)	December 31, 2021	December 31, 2020
Repurchase agreements	$1,862	$—
AFX	—	120,000
Other short-term borrowings	$1,862	$120,000

Repurchase Agreements

The Bank utilizes securities sold under agreements to repurchase (“repurchase agreements”) as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities, of which 100% were pass-through MBS issued by GSEs with a carrying amount of $3.8 million at December 31, 2021.

Repurchase agreements are financing arrangements with $1.9 million maturing during the first quarter of 2022. At maturity, the securities underlying the agreements are returned to the Bank. The primary risk associated with these secured borrowings is the requirement to pledge a market value-based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Bank’s policies, eligible counterparties are defined and monitored to minimize exposure.

Interest expense on repurchase agreements for the year ended December 31, 2021 was $3 thousand. There was no interest expense on repurchase agreements for the years ended December 31, 2020 and 2019.

AFX

The Bank is a member of AFX, through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily. Interest expense on AFX borrowings for the years ended December 31, 2021, 2020 and 2019 was $1 thousand, $45 thousand, and $226 thousand, respectively.

16. INCOME TAXES

The Company’s consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
		State			State			State
(In thousands)	Federal	and City	Total	Federal	and City	Total	Federal	and City	Total
Current	$23,759	$11,815	$35,574	$13,107	$1,524	$14,631	$10,129	$2,930	$13,059
Deferred	5,490	3,106	8,596	(1,181)	(784)	(1,965)	(1,437)	(946)	(2,383)
Total	$29,249	$14,921	$44,170	$11,926	$740	$12,666	$8,692	$1,984	$10,676

The preceding table excludes tax effects recorded directly to stockholders’ equity in connection with unrealized gains and losses on securities available-for-sale (including losses on such securities upon their transfer to held-to-maturity), interest rate derivatives, and adjustments to other comprehensive income relating to the minimum pension liability, unrecognized gains of pension and other postretirement obligations and changes in the non-credit component of OTTI. These tax effects are disclosed as part of the presentation of the consolidated statements of changes in stockholders’ equity and comprehensive income.

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Tax at federal statutory rate	$31,115	$11,546	$9,841
State and local taxes, net of federal income tax benefit	11,601	567	1,567
Benefit plan differences	(107)	(240)	(261)
Adjustments for prior period returns and tax items	(238)	125	19
Investment in BOLI	(1,485)	(1,020)	(594)
Equity based compensation	(301)	96	(33)
Salaries deduction limitation	3,419	1,428	126
Transaction costs	181	256	—
Other, net	(15)	(92)	11
Total	$44,170	$12,666	$10,676
Effective tax rate	29.81%	23.04%	22.78%

The increase in the effective tax rate in 2021 compared to 2020 was primarily the result of the loss of benefits from the Company’s REIT due to the increase in the Company’s total assets, and non-deductible expenses during 2021.

Deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities. The components of Federal, State and City deferred income tax assets and liabilities were as follows:

	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses and other contingent liabilities	$29,777	$13,261
Employee benefit plans	—	4,227
Tax effect of purchase accounting fair value adjustments	—	287
Tax effect of other components of income on derivatives	—	5,831
Tax effect of other components of income on securities available-for-sale	3,608	—
Operating lease liability	20,532	12,673
Other	1,976	2
Total deferred tax assets	55,893	36,281
Deferred tax liabilities:
Tax effect of other components of income on derivatives	1,371	—
Tax effect of other components of income on securities available-for-sale	—	6,161
Employee benefit plans	2,803	—
Tax effect of purchase accounting fair value adjustments	3,945	—
Difference in book and tax carrying value of fixed assets	3,950	906
Difference in book and tax basis of unearned loan fees	2,413	2,490
Operating lease asset	19,871	10,774
Other	1,141	685
Total deferred tax liabilities	35,494	21,016
Net deferred tax asset (recorded in other assets)	$20,399	$15,265

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State, City of New York and the State of New Jersey.

Under generally accepted accounting principles, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.

No valuation allowances were recognized on deferred tax assets during the years ended December 31, 2021 or 2020, since, at each period end, it was deemed more likely than not that the deferred tax assets would be fully realized.

In connection with the Merger, the Company acquired a federal net operating loss (“NOL”) carryforward subject to Internal Revenue Code Section 382. The Company recorded a deferred tax asset that it expects to realize within the carryforward period. At December 31, 2021, the remaining federal NOL carryforward was $2.7 million. At December 31, 2021, the Company had New York State NOL carryforward of $1.6 million, and recorded a deferred tax asset that it expects to recover within the carryforward period. At December 31, 2021, the Company had New York City NOL carryforward of zero. The New York State NOLs at December 31, 2021 included NOLs acquired in connection with the Merger.

At December 31, 2021 and 2020, the Bank had accumulated bad debt reserves totaling $15.1 million for which no provision for income tax was required to be recorded. These bad debt reserves could be subject to recapture into taxable income under certain circumstances, including a distribution of the bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal income tax purposes. Should the reserves as of December 31, 2021 be fully recaptured, the Bank would recognize $4.8 million in additional income tax expense. The Company expects to take no action in the foreseeable future that would require the establishment of a tax liability associated with these bad debt reserves.

The Company is subject to regular examination by various tax authorities in jurisdictions in which it conducts significant business operations. The Company regularly assesses the likelihood of additional examinations in each of the tax jurisdictions resulting from ongoing assessments.

Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation. Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold. This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. The Company had no unrecognized tax benefits as of December 31, 2021 or 2020. The Company does not anticipate any material change to unrecognized tax benefits during the year ended December 31, 2022.

As of December 31, 2021, the tax years ended December 31, 2021, 2020, 2019, and 2018, remained subject to examination by all of the Company's relevant tax jurisdictions. The Company is currently not under audit in any taxing jurisdictions.

17. MERGER RELATED EXPENSES

Merger-related expenses were recorded in the consolidated statements of income as a component of non-interest expense and include costs relating to the Merger, as described in Note 2. Merger. These charges represent one-time costs associated with merger activities and do not represent ongoing costs of the fully integrated combined organization. Accounting guidance requires that merger-related transactional and restructuring costs incurred by the Company be charged to expense as incurred. Costs associated with employee severance and other merger-related compensation expense incurred in connection with the Merger totaled $15.9 million for the year ended December 31, 2021 and were recorded in merger expenses and transaction costs expense in the consolidated statements of income. Transaction costs (inclusive of costs to terminate leases) in connection with the Merger totaled $28.9 million and $4.7 million, respectively, for the years ended December 31, 2021 and 2020, and were recorded in merger expenses and transaction costs in the consolidated statements of income. There were no costs associated with merger expenses and transaction costs for the year ended December 31, 2019.

18. BRANCH RESTRUCTURING COSTS

On June 29, 2021, the Company issued a press release announcing that the Bank planned to combine five branch locations into other existing branches. The combinations took place in October 2021. Costs associated with early lease terminations and accelerated depreciation of fixed assets totaled $5.1 million for the year ended December 31, 2021 and were recorded in branch restructuring costs in the consolidated statements of income.  There were no branch restructuring costs for the years ended December 31, 2020 and 2019.

19. RETIREMENT AND POSTRETIREMENT PLANS

The Bank maintains two noncontributory pension plans that existed before the Merger: (i) the Retirement Plan of Dime Community Bank (“Employee Retirement Plan”) and (ii) the BNB Bank Pension Plan, covering all eligible employees. Bank of America, N.A. (“BANA”) was the Trustee for the Employee Retirement Plan and BNB Bank Pension Plan assets as of December 31, 2021.  Pentegra Retirement Trust was the trustee for the Employee Retirement Plan prior to the transfer to BANA during the year ended December 31, 2021. The assets of both plans are overseen by the Retirement Committee (“Committee”), comprised of management, who meet quarterly and set investment policy guidelines. Merrill Lynch, Pierce, Fenner & Smith, Inc. (MLPF&S) and Blackrock are the investment managers of the assets of both plans.  The Committee meets with representatives of MLPF&S and reviews the performance of the plan assets.  Pension plan assets include cash and cash equivalents, equities and fixed income securities.

Employee Retirement Plan

The Bank sponsors the Employee Retirement Plan, a tax-qualified, noncontributory, defined-benefit retirement plan. Prior to April 1, 2000, substantially all full-time employees of at least 21 years of age were eligible for participation after one year of service. Effective April 1, 2000, the Bank froze all participant benefits under the Employee Retirement Plan. For the years ended December 31, 2021 and 2020, the Bank used December 31 as its measurement date for the Employee Retirement Plan.

The funded status of the Employee Retirement Plan was as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of year	$26,891	$25,405
Interest cost	562	732
Actuarial (gain) loss	(903)	2,204
Benefit payments	(1,589)	(1,450)
Projected benefit obligation at end of year	24,961	26,891

Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of year	27,142	25,202
Return on plan assets	3,140	3,390
Benefit payments	(1,589)	(1,450)
Balance at end of year	28,693	27,142
Funded status at end of year	$3,732	$251

The net periodic cost for the Employee Retirement Plan included the following components:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Interest cost	$562	$732	$901
Expected return on plan assets	(1,846)	(1,713)	(1,528)
Amortization of unrealized loss	824	914	913
Net periodic benefit (credit) cost	$(460)	$(67)	$286

The change in accumulated other comprehensive loss that resulted from the Employee Retirement Plan is summarized as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Balance at beginning of period	$(7,119)	$(7,506)
Amortization of unrealized loss	825	914
Gain (loss) recognized during the year	2,197	(527)
Balance at the end of the period	$(4,097)	$(7,119)
Period end component of accumulated other comprehensive loss, net of tax	$2,808	$4,858

Major assumptions utilized to determine the net periodic cost of the Employee Retirement Plan benefit obligations were as follows:

	At or for the Year Ended December 31,
	2021	2020	2019
Discount rate used for net periodic benefit cost	2.55%	2.97%	4.04%
Discount rate used to determine benefit obligation at period end	2.55	2.15	2.97
Expected long-term return on plan assets used for net periodic benefit cost	7.00	7.00	7.00
Expected long-term return on plan assets used to determine benefit obligation at period end	7.00	7.00	7.00

Plan Assets

The Employee Retirement Plan’s overall investment strategy is to achieve a mix of approximately 97% of investments for long‐term growth and 3% for near‐term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. Cash equivalents consist primarily of short-term investment funds. Equity securities primarily include investments in common stock, mutual funds, depository receipts and exchange traded funds. Fixed income securities include corporate bonds, government issues, mortgage-backed securities, high yield securities and mutual funds.

The weighted average expected long-term rate of return is estimated based on current trends in Employee Retirement Plan assets, as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice No. 27 for the real and nominal rate of investment return for a specific mix of asset classes. The long-term rate of return considers historical returns for the S&P 500 index and corporate bonds representing cumulative returns of approximately 9.0% and 5.0%, respectively. These returns were considered along with the target allocations of asset categories. When these overall return expectations were applied to the Employee Retirement Plan’s target allocation, the expected annual rate of return was determined to be 7.00% at both December 31, 2021 and 2020.

The Bank did not make any contributions to the Employee Retirement Plan during the year ended December 31, 2021. The Bank does not expect to make contributions to the Employee Retirement Plan during the year ending December 31, 2022.

The weighted-average allocation by asset category of the assets of the Employee Retirement Plan was summarized as follows:

	December 31,
	2021	2020
Asset category
Equity securities	54%	67%
Debt securities (bond mutual funds)	42	30
Cash equivalents	4	3
Total	100%	100%

The allocation percentages in the above table were consistent with future planned allocation percentages as of December 31, 2021 and 2020, respectively.

The following tables present a summary of the Employee Retirement Plan’s investments measured at fair value on a recurring basis by level within the fair value hierarchy, as of the dates indicated. (See Note 24 for a discussion of the fair value hierarchy).

	December 31, 2021
	Fair Value Measurements Using:
	Quoted
	Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Description:
Cash and cash equivalents	$—	$1,001	$—	$1,001
Equities:
U.S. large cap	8,579	—	—	8,579
U.S. mid cap/small cap	2,896	—	—	2,896
International	3,560	—	—	3,560
Equities blend	479	—	—	479
Fixed income securities:
Corporate	—	1,288	—	1,288
Government	1,406	—	—	1,406
Mortgage-backed	—	1,858	—	1,858
High yield bonds and bond funds	—	7,626	—	7,626
Total Plan Assets	$16,920	$11,773	$—	$28,693

	December 31, 2020
	Fair Value Measurements Using:
	Quoted
	Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Description:
Cash and cash equivalents	$720	$—	$—	$720
Mutual Funds (all registered and publicly traded) :
U.S. Large Cap	3,336	—	—	3,336
U.S. Mid Cap	1,571	—	—	1,571
U.S. Small Cap	618	—	—	618
International Equity	4,678	—	—	4,678
Fixed income	8,300	—	—	8,300
Common collective investment funds:
U.S. Large Cap	—	5,564	—	5,564
U.S. Mid Cap	—	742	—	742
U.S. Small Cap	—	1,613	—	1,613
Total Plan Assets	$19,223	$7,919	$—	$27,142

Benefit payments are anticipated to be made as follows:

Year Ended December 31,	Amount
2022	$1,501
2023	1,490
2024	1,477
2025	1,412
2026	1,368
2027 to 2031	6,503

BNB Bank Pension Plan

During 2012, Bridge amended the BNB Bank Pension Plan by revising the formula for determining benefits effective January 1, 2013, except for certain grandfathered Bridge employees. Additionally, new Bridge employees hired on or after October 1, 2012 were not eligible for the BNB Bank Pension Plan. For the year ended December 31, 2021, the Bank used December 31 as its measurement date for the BNB Bank Pension Plan.

The funded status of the BNB Bank Pension Plan was as follows:

Year Ended December 31,
(In thousands)	2021
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of year	$—
Acquired in the Merger	33,897
Service cost	893
Interest cost	609
Actuarial gain	(304)
Benefit payments	(600)
Projected benefit obligation at end of year	34,495

Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of year	—
Acquired in the Merger	43,685
Return on plan assets	4,772
Benefit payments	(600)
Balance at end of year	47,857
Funded status at end of year	$13,362

The net periodic cost for the BNB Bank Pension Plan included the following components:

Year Ended December 31,
(In thousands)	2021
Service cost	$893
Interest cost	609
Expected return on plan assets	(2,883)
Net periodic benefit credit	$(1,381)

The change in accumulated other comprehensive income that resulted from the BNB Bank Pension Plan is summarized as follows:

Year Ended December 31,
(In thousands)	2021
Balance at beginning of period	$—
Gain recognized during the year	2,193
Balance at the end of the period	$2,193
Period end component of accumulated other comprehensive income, net of tax	$(1,503)

Major assumptions utilized to determine the net periodic cost of the BNB Bank Pension Plan benefit obligations were as follows:

At or for the Year Ended December 31,
2021
Discount rate used for net periodic benefit cost	2.69%
Discount rate used to determine benefit obligation at period end	2.69
Expected long-term return on plan assets used for net periodic benefit cost	7.25
Expected long-term return on plan assets used to determine benefit obligation at period end	7.25

Plan Assets

The BNB Bank Pension Plan’s overall investment strategy is to achieve a mix of approximately 97% of investments for long‐term growth and 3% for near‐term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. Cash equivalents consist primarily of short-term investment funds. Equity securities primarily include investments in common stock, mutual funds, depository receipts and exchange traded funds. Fixed income securities include corporate bonds, government issues, mortgage-backed securities, high yield securities and mutual funds.

The weighted average expected long-term rate of return is estimated based on current trends in BNB Bank Pension Plan assets, as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice No. 27 for the real and nominal rate of investment return for a specific mix of asset classes. The long-term rate of return considers historical returns for the S&P 500 index and corporate bonds representing cumulative returns of approximately 9.0% and 5.0%, respectively. These returns were considered along with the target allocations of asset categories. When these overall return expectations were applied to the BNB Bank Pension Plan’s target allocation, the expected annual rate of return was determined to be 7.25% at December 31, 2021.

The Bank did not make any contributions to the BNB Bank Pension Plan during the year ended December 31, 2021. The Bank does not expect to make contributions to the BNB Bank Pension Plan during the year ending December 31, 2022.

The weighted-average allocation by asset category of the assets of the BNB Bank Pension Plan was summarized as follows:

December 31,
2021
Asset category
Equity securities	60%
Debt securities (bond mutual funds)	37
Cash equivalents	3
Total	100%

The following tables present a summary of the BNB Bank Pension Plan’s investments measured at fair value on a recurring basis by level within the fair value hierarchy, as of the dates indicated. (See Note 24 for a discussion of the fair value hierarchy).

	December 31, 2021
	Fair Value Measurements Using:
	Quoted
	Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Description:
Cash and cash equivalents	$—	$1,581	$—	$1,581
Equities:
U.S. large cap	13,623	—	—	13,623
U.S. mid cap/small cap	5,669	—	—	5,669
International	8,332	—	—	8,332
Equities blend	900	—	—	900
Fixed income securities:
Corporate	—	1,696	—	1,696
Government	1,700	—	—	1,700
Mortgage-backed	—	2,549	—	2,549
High yield bonds and bond funds	—	11,807	—	11,807
Total Plan Assets	$30,224	$17,633	$—	$47,857

Benefit payments are anticipated to be made as follows:

Year Ended December 31,	Amount
2022	$1,119
2023	1,264
2024	1,274
2025	1,360
2026	1,563
2027 to 2031	9,153

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) that existed before the Merger. The 401(k) Plan covers substantially all current employees. Legacy Dime employees that continued to be employed following the Merger Date, that met eligibility requirements, were automatically enrolled in the plan unless they elected not to participate. Newly hired employees are automatically enrolled in the plan on the first day of the month following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $19,500 for the calendar year ended December 31, 2021. Under the provisions of the 401(k) plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. The 401(k) plan does not allow for investment in the Company’s common stock. Legacy Dime employees were allowed to rollover Company common stock shares in-kind held in the former Dime Community Bank KSOP Plan (“Dime KSOP Plan”) and hold in the 401(k) Plan. The 401(k) held Company common stock within the accounts of participants totaling $9.7 million at December 31, 2021. During the year ended December 31, 2021, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $2.0 million.

Dime KSOP Plan

The Dime Community Bank KSOP Plan (“Dime KSOP Plan”) was terminated by resolution of the Legacy Dime Board of Directors.  The effective date of the Dime KSOP Plan termination was February 1, 2021, the date of the Merger. As such, all participants were required to transfer their assets out of the Dime KSOP Plan.  The KSOP held Legacy Dime common stock within the accounts of participants totaling $40 thousand and $33.7 million at December 31, 2021 and 2020. During the years ended December 31, 2021, 2020 and 2019, total expense recognized as a component of salaries and employee benefits expense for the Dime KSOP Plan was $0.3 million, $1.9 million and $1.9 million, respectively.

BMP and Outside Director Retirement Plan

The Holding Company and Bank maintained the BMP, which existed in order to compensate executive officers for any curtailments in benefits due to statutory limitations on benefit plans. As of December 31, 2020, the BMP had investments, held in a rabbi trust, in the Common Stock of $2.2 million. Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Effective July 1, 1996, the Company established the Outside Director Retirement Plan to provide benefits to each eligible outside director commencing upon the earlier of termination of Board service or at age 75. The Outside Director Retirement Plan was frozen on March 31, 2005, and only outside directors serving prior to that date are eligible for benefits.

As of December 31, 2021 and 2020, the Bank used December 31 as its measurement date for both the BMP and Outside Director Retirement Plan.

In connection with the Merger, the Outside Director Retirement Plan and the BMP were terminated, resulting in lump sum payments to the participants in the amounts of $2.8 million for the Outside Director Retirement Plan and $6.2 million for the BMP. The total expense recognized as a curtailment loss during the three months ended March 31, 2021 was $1.5 million.

The combined funded status of the defined benefit portions of the BMP and the Director Retirement Plan was as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of year	$9,328	$9,360
Interest cost	12	234
Benefit payments	(9,063)	(771)
Actuarial (gain) loss	(277)	505
Projected benefit obligation at end of year	—	9,328
Plan assets at fair value:
Balance at beginning of year	—	—
Contributions	9,063	771
Benefit payments	(9,063)	(771)
Balance at end of period	—	—
Funded status at end of year	$—	$(9,328)

The combined net periodic cost for the defined benefit portions of the BMP and the Director Retirement Plan included the following components:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Interest cost	$12	$234	$351
Curtailment loss	1,543	—	—
Amortization of unrealized loss	—	179	59
Net periodic benefit cost	$1,555	$413	$410

The combined change in accumulated other comprehensive loss that resulted from the BMP and Director Retirement Plan is summarized as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Balance at beginning of year	$(1,820)	$(1,494)
Amortization of unrealized loss	—	179
Gain (loss) recognized during the year	277	(505)
Curtailment credit	1,543	—
Balance at the end of year	$—	$(1,820)
Period end component of accumulated other comprehensive loss, net of tax	$—	$1,228

Major assumptions utilized to determine the net periodic cost and benefit obligations for both the BMP and Director Retirement Plan were as follows:

	At or For the Year Ended December 31,
	2020	2019
Discount rate used for net periodic benefit cost – BMP	2.60%	3.80%
Discount rate used for net periodic benefit cost – Director Retirement Plan	2.68	3.84
Discount rate used to determine BMP benefit obligation at year end	1.55	2.60
Discount rate used to determine Director Retirement Plan benefit obligation at year end	1.69	2.68

Postretirement Benefit Plan

The Bank offered the Postretirement Benefit Plan to its retired employees who provided at least five consecutive years of credited service and were active employees prior to April 1, 1991. Postretirement Benefit Plan benefits were available only to full-time employees who commence or commenced collecting retirement benefits from the Retirement Plan immediately upon termination of service from the Bank. The Postretirement Benefit Plan was amended effective March 31, 2015 to eliminate plan participation for post-amendment retirees.

During the year ended December 31, 2020, Legacy Dime approved the termination of the Postretirement Benefit Plan in anticipation of the Merger. As a result of the decision to terminate the plan, no additional benefits will be paid after January 31, 2021, and a curtailment gain of $1.6 million was recognized through net periodic cost during the year ended December 31, 2020.

The funded status of the Postretirement Benefit Plan was as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of year	$13	$1,608
Interest cost	—	42
Actuarial loss	—	105
Curtailment gain	—	(1,577)
Benefit payments	(13)	(165)
Projected benefit obligation at end of year	—	13
Plan assets at fair value:
Balance at beginning of year	—	—
Contributions	13	165
Benefit payments	(13)	(165)
Balance at end of period	—	—
Funded status at end of year	$—	$(13)

The Postretirement Benefit Plan net periodic cost included the following components:

	Year Ended December 31,
(In thousands)	2020	2019
Interest cost	$42	$56
Curtailment gain	1,651	—
Amortization of unrealized loss	(9)	(20)
Net periodic benefit cost	$1,684	$36

The change in accumulated other comprehensive loss that resulted from the Postretirement Benefit Plan is summarized as follows:

Year Ended December 31,
(In thousands)	2020
Balance at beginning of period	$188
Amortization of unrealized loss	(9)
Recognition of prior service cost	(74)
Loss recognized during the year	(105)
Balance at the end of the period	$—
Period end component of accumulated other comprehensive loss, net of tax	$—

Major assumptions utilized to determine the net periodic cost were as follows:

	At or For the Year Ended December 31,
	2020	2019
Discount rate used for net periodic benefit cost	2.69%	3.82%
Discount rate used to determine benefit obligation at period end	0.29	2.69

20. STOCK-BASED COMPENSATION

Before the Merger, Bridge and Legacy Dime granted share-based awards under their respective share-based compensation plans, (collectively, the “Legacy Stock Plans”), which are both subject to the accounting requirements of ASC 718.

In May 2021, the Company’s shareholders approved the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. The Company no longer makes grants under the Legacy Stock Plans. Awards outstanding under the Legacy Stock Plans will continue to remain outstanding and subject to the terms and conditions of the Legacy Stock Plans. At December 31, 2021, there were 1,123,844 shares reserved for issuance under the 2021 Equity Incentive Plan.

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

Stock Option Activity

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average Exercise	Contractual	Value
	Options	Price	Years	(In thousands)

Options outstanding at January 1, 2021 as adjusted for conversion	18,685	$23.23
Options acquired	180,020	35.39
Options exercised	(48,031)	30.66
Options forfeited	(29,421)	35.38
Options outstanding at December 31, 2021	121,253	$35.39	7.2	$14
Options vested and exercisable at December 31, 2021	121,253	$35.39	7.2	$14

Information related to stock options during each period is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash received for option exercise cost	$431	$38	$367
Income tax (expense) benefit recognized on stock option exercises	(15)	—	39
Intrinsic value of options exercised	171	8	229

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of December 31, 2021 were as follows:

	Outstanding Options		Vested Options
		Weighted		Weighted
		Average		Average
		Contractual		Contractual
		Years		Years
	Amount	Remaining	Amount	Remaining
Exercise Prices:
$34.87	46,799	8.1	46,799	8.1
$35.35	42,475	7.1	42,475	7.1
$36.19	31,979	6.1	31,979	6.1
Total	121,253	7.2	121,253	7.2

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

During the year ended December 31, 2020, Legacy Dime modified certain RSAs to accelerate the vesting of all outstanding awards in connection with the Merger. Total expense recognized as part of the acceleration was approximately $2.5 million.

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested allocated shares outstanding at January 1, 2021	—	$—
Shares acquired in the Merger	101,778	25.98
Shares granted	390,027	26.48
Shares vested	(9,838)	25.41
Shares forfeited	(35,044)	25.89
Unvested allocated shares at December 31, 2021	446,923	$26.45

Information related to RSAs during each period is as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Compensation expense recognized	$5,253	$4,217	$1,540
Income tax benefit (expense) recognized on vesting of RSAs	27	(211)	11

As of December 31, 2021, there was $6.8 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 2.8 years.

Performance-Based Share Awards

The Company maintains a LTIP for certain officers, which meets the criteria for equity-based accounting. For each award, threshold (50% of target), target (100% of target) and stretch (150% of target) opportunities are eligible to be earned over a three-year performance period based on the Company’s relative performance on certain goals that were established at the onset of the performance period and cannot be altered subsequently. Shares of common stock are issued on the grant date and held as unvested stock awards until the end of the performance period. Shares are issued at the stretch opportunity in order to ensure that an adequate number of shares are allocated for shares expected to vest at the end of the performance period. Compensation expense on PSAs is based upon the fair value of the shares on the date of the grant for the expected aggregate share payout as of the period end.

During the year ended December 31, 2020, Legacy Dime modified certain PSAs to accelerate the vesting of all outstanding awards in connection with the Merger. Total expense recognized as part of the acceleration was approximately $1.7 million. There were no outstanding PSAs at December 31, 2020. This plan continued into 2021, and as of December 31, 2021, 38,948 shares have been granted.

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Maximum aggregate share payout at January 1, 2021	—	$—
Shares granted	38,948	31.40
Maximum aggregate share payout at December 31, 2021	38,948	$31.40
Minimum aggregate share payout	—	—
Expected aggregate share payout	29,951	$30.72

Information related to PSAs during each period is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Compensation expense recognized	$154	$2,279	$132
Income tax benefit recognized on vesting of PSAs	—	60	—

As of December 31, 2021, there was $765 thousand of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.5 years.

Sales Incentive Awards

Legacy Dime maintained a sales incentive award program for certain officers, which meets the criteria for equity-based accounting. For each quarter an individual earned their shares based on their sales performance in that quarter. The shares then vested one year from the quarter in which they are earned. Shares of common stock were issued on the grant date and held as unvested stock awards until the end of the performance period. They were issued at the maximum opportunity in order to ensure that an adequate number of shares were allocated for shares expected to vest at the end of the performance period.

During the year ended December 31, 2020, Legacy Dime modified certain performance-based share awards to accelerate the vesting of all outstanding awards in connection with the Merger. Total compensation expense recognized as part of the acceleration was approximately $341 thousand.   There were no outstanding sales incentive share awards at December 31, 2020. Total compensation expenses of $727 thousand and $171 thousand were recognized during the years ended December 31, 2020 and 2019. There was no sales incentive awards compensation expense recognized during the year ended December 31, 2021.

There was no activity related to sales incentive awards during the year ended December 31, 2021.

21. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average common shares outstanding during the reporting period. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into common stock, and prior to 2021, if all likely aggregate PSAs were issued. In determining the weighted average shares outstanding for basic and diluted EPS, treasury shares are excluded. Vested RSA shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS. Unvested RSA and PSA shares not yet awarded are recognized as a special class of participating securities under ASC 260, and are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Year Ended December 31,
(In thousands except share and per share amounts)	2021	2020	2019

Net income available to common stockholders	$96,710	$37,535	$36,186
Less: Dividends paid and earnings allocated to participating securities	(1,215)	(149)	(184)
Income attributable to common stock	$95,495	$37,386	$36,002
Weighted average common shares outstanding, including participating securities	39,327,959	21,729,484	23,240,571
Less: weighted average participating securities	(425,533)	(191,536)	(137,563)
Weighted average common shares outstanding	38,902,426	21,537,948	23,103,008
Basic EPS	$2.45	$1.74	$1.56

Income attributable to common stock	$95,495	$37,386	$36,002
Weighted average common shares outstanding	38,902,426	21,537,948	23,103,008
Weighted average common equivalent shares outstanding	611	500	82,903
Weighted average common and equivalent shares outstanding	38,903,037	21,538,448	23,185,911
Diluted EPS	$2.45	$1.74	$1.55

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 167,053 and 15,498 weighted-average stock options outstanding for the years ended December 31, 2021 and 2020, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period. There were no "out-of-the-money" stock options for the year ended December 31, 2019.

22. PREFERRED STOCK

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

23. COMMITMENTS AND CONTINGENCIES

Loan Commitments and Lines of Credit

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:

	2021		2020
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Available lines of credit	$69,333	$981,726	$—	$210,660
Other loan commitments	89,537	136,553	14,613	68,286
Stand-by letters of credit	34,852	689	8,610	—

At December 31, 2021 and 2020, the Bank had outstanding firm loan commitments that were accepted by the borrower aggregating $226.1 million and $82.9 million, respectively. The year-over-year increase in loan commitments was related to the Merger. Substantially all of the Bank’s commitments expire within three months of their acceptance by the prospective borrower. The credit risk associated with these commitments is based on the loan type which is comprised of multifamily residential, residential mixed-use, commercial real estate, commercial mixed-use, C&I, and one-to-four family residential loans.

At December 31, 2021, the Bank had an available line of credit with the FHLBNY equal to its excess borrowing capacity. At December 31, 2021, this amount approximated $3.2 billion.

During the year ended December 31, 2017, the Bank completed a securitization of $280.2 million of its multifamily loans through a Federal Home Loan Mortgage Corporation (“FHLMC”) sponsored “Q-deal” securitization completed in December 2017. With respect to the securitization transaction, the Company also has continuing involvement through a reimbursement agreement executed with Freddie Mac. To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse FHLMC for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date.

Litigation

The Company is subject to certain pending and threatened legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. The Company cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, the Company cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a loss will be incurred. In the opinion of management, after consultation with counsel, the resolution of all ongoing legal proceedings will not have a material adverse effect on the consolidated financial condition or results of operations of the Company. The Company accounts for potential losses related to litigation in accordance with GAAP.

24. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by GSEs as of December 31, 2021 and December 31, 2020. In accordance with the Company’s investment policy, corporate securities are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. Obtaining market values as of December 31, 2021 and December 31, 2020 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

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

		Fair Value Measurements
		at December 31, 2021 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$80,254	$—	$80,254	$—
Treasury securities	244,769	—	244,769	—
Corporate securities	152,030	—	152,030	—
Pass-through MBS issued by GSEs	526,454	—	526,454	—
Agency CMOs	521,258	—	521,258	—
State and municipal obligations	38,946	—	38,946	—
Derivative – cash flow hedges	4,358	—	4,358	—
Derivative – freestanding derivatives, net	40,728	—	40,728	—
Financial Liabilities:
Derivative – freestanding derivatives, net	40,728	—	40,728	—

		Fair Value Measurements
		at December 31, 2020 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Marketable equity securities (Registered mutual funds)
Domestic equity mutual funds	$1,769	$1,769	$—	$—
International equity mutual funds	468	468	—	—
Fixed income mutual funds	3,733	3,733	—	—
Securities available-for-sale:
Agency notes	47,421	—	47,421	—
Corporate securities	64,461	—	64,461	—
Pass-through MBS issued by GSEs	143,483	—	143,483	—
Agency CMOs	283,496	—	283,496	—
Derivative – freestanding derivatives, net	30,596	—	30,596	—
Financial Liabilities:
Derivative – cash flow hedges	18,442	—	18,442	—
Derivative – freestanding derivatives, net	30,596	—	30,596	—

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

December 31, 2021
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$1,900	$—	$—	$1,900

Individually evaluated loans with an allowance for credit losses at December 31, 2021 had a carrying amount of $1.9 million, which is made up of the outstanding balance of $2.5 million, net of a valuation allowance of $600 thousand. Collateral dependent individually analyzed loans as of December 31, 2021 resulted in a credit loss provision of $600 thousand, which is included in the amounts reported in the consolidated statements of income for the year ended December 31, 2021. There were no collateral dependent impaired loans (prior to the adoption of the CECL Standard) with an allowance for credit losses at December 31, 2020.

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

		Fair Value Measurements
		at December 31, 2021 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$393,722	$393,722	$—	$—	$393,722
Securities held-to-maturity	179,309	—	179,309	—	179,309
Loans held for investment, net	9,158,908	—	—	9,169,872	9,169,872
Accrued interest receivable	40,149	—	4,481	35,668	40,149
Financial Liabilities:
Savings, money market and checking accounts	9,605,731	9,605,731	—	—	9,605,731
Certificates of Deposits ("CDs")	853,242	—	857,342	—	857,342
FHLBNY advances	25,000	—	25,014	—	25,014
Subordinated debt, net	197,096	—	202,334	—	202,334
Other short-term borrowings	1,862	1,862	—	—	1,862
Accrued interest payable	870	—	870	—	870

		Fair Value Measurements
		at December 31, 2020 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$243,603	$243,603	$—	$—	$243,603
Loans held for investment, net	5,580,583	—	—	5,598,787	5,598,787
Accrued interest receivable	34,815	2	1,584	33,229	34,815
Financial Liabilities:
Savings, money market and checking accounts	3,202,484	3,202,484	—	—	3,202,484
CDs	1,322,638	—	1,328,554	—	1,328,554
FHLBNY advances	1,204,010	—	1,207,890	—	1,207,890
Subordinated debt, net	114,052	—	114,340	—	114,340
Other short-term borrowings	120,000	120,000	—	—	120,000
Accrued interest payable	1,734	—	1,734	—	1,734

25. REGULATORY CAPITAL MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1, and common equity tier 1 capital to risk-weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk-weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at December 31, 2021 and 2020.

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

As of December 31, 2021, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based, and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at December 31, 2021 and 2020:

			For Capital		To Be Categorized
(Dollars in thousands)	Actual		Adequacy Purposes(1)		as “Well Capitalized”(1)
				Minimum		Minimum
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital / % of average total assets
Bank	$1,215,586	10.0%	$488,506	4.0%	$610,633	5.0%
Consolidated Company	1,037,235	8.5	490,420	4.0	N/A	N/A
Common equity Tier 1 capital / % of risk-weighted assets
Bank	1,215,586	12.5	436,539	4.5	630,557	6.5
Consolidated Company	920,666	9.5	436,700	4.5	N/A	N/A
Tier 1 capital / % of risk-weighted assets
Bank	1,215,586	12.5	582,052	6.0	776,070	8.0
Consolidated Company	1,037,235	10.7	582,267	6.0	N/A	N/A
Total capital / % of risk-weighted assets
Bank	1,304,242	13.4	776,070	8.0	970,087	10.0
Consolidated Company	1,304,891	13.4	776,356	8.0	N/A	N/A
(1)	In accordance with the Basel III rules.

			For Capital		To Be Categorized
(Dollars in thousands)	Actual		Adequacy Purposes(1)		as “Well Capitalized”(1)
				Minimum		Minimum
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital / % of average total assets
Bank	$653,393	10.2%	$257,143	4.0%	$321,428	5.0%
Consolidated Company	651,382	10.0	261,949	4.0	N/A	N/A
Common equity Tier 1 capital / % of risk-weighted assets
Bank	653,393	12.5	235,243	4.5	339,796	6.5
Consolidated Company	534,813	10.2	235,499	4.5	N/A	N/A
Tier 1 capital / % of risk-weighted assets
Bank	653,393	12.5	313,658	6.0	418,210	8.0
Consolidated Company	651,382	12.4	313,999	6.0	N/A	N/A
Total capital / % of risk-weighted assets
Bank	695,300	13.3	418,210	8.0	522,763	10.0
Consolidated Company	808,289	15.4	418,666	8.0	N/A	N/A
(1)	In accordance with the Basel III rules.

26. CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2021 and 2020, and the related statements of income and cash flows for the years ended December 31, 2021, 2020 and 2019, reflect the Holding Company’s investment in its wholly-owned subsidiary, the Bank, using, as deemed appropriate, the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(In thousands)	2021	2020
ASSETS:
Cash and due from banks	$27,364	$106,014
Securities available-for-sale, at fair value	3,068	—
Marketable equity securities, at fair value	—	5,970
Investment in subsidiaries	1,366,796	703,107
Other assets	4,285	1,018
Total assets	$1,401,513	$816,109

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Subordinated debt, net	$197,096	$114,052
Other liabilities	11,797	961
Stockholders’ equity	1,192,620	701,096
Total liabilities and stockholders’ equity	$1,401,513	$816,109

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (1)

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net interest loss	$(8,427)	$(5,147)	$(5,147)
Dividends received from Bank	20,000	30,000	52,500
Non-interest income	136	361	531
Non-interest expense	(4,361)	(1,176)	(1,003)
Income before income taxes and equity in undistributed earnings of direct subsidiaries	7,348	24,038	46,881
Income tax credit	4,051	1,819	1,785
Income before equity in undistributed earnings of direct subsidiaries	11,399	25,857	48,666
Equity in undistributed earnings of subsidiaries	92,597	16,461	(12,480)
Net income	$103,996	$42,318	$36,186
(1)	Other comprehensive income for the Holding Company approximated other comprehensive income for the consolidated Company during the years ended December 31, 2021, 2020 and 2019.

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$103,996	$42,318	$36,186
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of direct subsidiaries	(92,597)	(16,461)	12,480
Net gain on marketable equity securities	(131)	(361)	(531)
Net accretion	(157)	146	147
Decrease (increase) in other assets	761	(502)	26
Increase in other liabilities	269	214	388
Net cash provided by operating activities	12,141	25,354	48,696

Cash flows from investing activities:
Proceeds sales of marketable equity securities	6,101	546	570
Purchases of securities available-for-sale and marketable equity securities	(3,000)	(261)	(266)
Reimbursement from subsidiary, including purchases of securities available-for-sale	—	2	26
Net cash received in business combination	11,545	—	—
Net cash provided by investing activities	14,646	287	330

Cash flows from financing activities:
Redemption of preferred stock	—	(3)	(1)
Proceeds from preferred stock issuance, net	—	116,569	—
Proceeds from exercise of stock options	431	38	367
Release of stock for benefit plan awards	1,153	84	131
Payments related to tax withholding for equity awards	(111)	(3,060)	(133)
BMP ESOP shares received to satisfy distribution of retirement benefits	(993)	—	(4)
Treasury shares repurchased	(59,280)	(35,356)	(24,191)
Cash dividends paid to preferred stockholders	(7,286)	(4,783)	—
Cash dividends paid to common stockholders	(39,351)	(18,696)	(20,082)
Net cash (used in) provided by financing activities	(105,437)	54,793	(43,913)

Net (decrease) increase in cash and due from banks	(78,650)	80,434	5,113
Cash and due from banks, beginning of period	106,014	25,580	20,467
Cash and due from banks, end of period	$27,364	$106,014	$25,580

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2021, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe LLP appears on page 104.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On February 24, 2022, the Company adopted Amendment One to the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “Amendment”).  The Amendment provides that upon an involuntary termination following a change in control, all performance awards will vest as to all shares subject to an outstanding performance award as of the date of such involuntary termination: (i) based on actual performance measured as of the most recent completed fiscal quarter, and (ii) if actual performance cannot be determined, all performance awards will vest as to all shares subject to an outstanding performance award at the target performance level.  The foregoing description of the Amendment does not purport to be complete and it is qualified in its entirety by reference to Exhibit 10.9 to this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding Directors, Executive Officers and Corporate Governance will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2022 and is incorporated herein by reference thereto.

Item 11. Executive Compensation

The information regarding Executive Compensation will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2022 and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2022 and is incorporated herein by reference thereto.

Set forth below is certain information as of December 31, 2021, regarding the Company’s equity compensation plans that have been approved by stockholders. The Company does not have any equity compensation plans that have not been approved by stockholders.

	Number of securities to	Weighted average
Equity compensation	be issued upon exercise	exercise price with	Number of securities
plan approved by	of outstanding options	respect to outstanding	remaining available for
stockholders	and awards	stock options	issuance under the plan
2012 Equity Incentive Plan	74,454	$ 35.71	—
2019 Equity Incentive Plan	46,799	34.87	—
2021 Equity Incentive Plan	—	—	1,123,844
Employee Stock Purchase Plan	—	—	967,986
Total	121,253	$ 35.39	2,091,830

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions and Director Independence will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2022 and is incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services

The information regarding the Company’s independent registered public accounting firm’s fees and services will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2022 and is incorporated herein by reference thereto.

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

See Exhibit Index on page 107.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

of Dime Community Bancshares, Inc. and Subsidiaries
Hauppauge, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements").  We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Notes 1 and 5 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2021 due to the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report by Management on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition – Fair Value of Acquired Loans

As described in Note 2 to the financial statements, on February 1, 2021 Dime Community Bancshares, Inc. (“Legacy Dime”) merged with and into Bridge Bancorp, Inc. (“Bridge”) (the “Merger”).  The Merger was accounted for as a reverse acquisition, with Legacy Dime deemed to have acquired Bridge in the Merger.  Determination of the acquisition date fair values of the assets acquired and liabilities assumed required management to make significant estimates and assumptions.  Specifically, the fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of purchased assets or assumed liabilities.  The fair value of the acquired loans was $4.53 billion and required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are subjective and subject to change.

We identified the determination of the acquisition date fair value of acquired loans as a critical audit matter as auditing this estimate is especially complex and requires subjective auditor judgment.  The principal considerations for our determination that this is a critical audit matter is the level of judgment involved in evaluating the reasonableness of management’s assumptions, the need for specialized skill to audit in the development and application of subjective assumptions used to estimate cash flows, and the size of the acquired loan portfolio.

The primary procedures we performed to address this critical audit matter included:

●	Testing the effectiveness of controls over the evaluation of the assumptions used in the estimate of fair value of the acquired loans, including controls addressing:
o	Management's review of the due diligence performed on the acquired loan portfolio, which impacts the probability of default and loss given default assumptions used in the cash flow calculations.
o	Management’s review of the reasonableness of the significant valuation assumptions used in the estimate of the fair value of acquired loans.
o	Management’s review of the results of the third-party valuation of the acquired loan portfolio, including the review of the completeness and accuracy of the data inputs used as a basis for the valuation.

●	Substantively testing management’s process, including evaluating their judgments and the reasonableness of assumptions used in the fair value estimate of the acquired loan portfolio, which included:
o	Evaluation of the completeness and accuracy of data inputs used as a basis for the valuation.
o	Evaluation, with the assistance of professionals with specialized skill and knowledge, of the reasonableness of management’s significant valuation assumptions used in the estimate of the fair value of the acquired loans.
o	Testing the mathematical accuracy of the estimated fair value, including the application of the assumptions used in the calculation.

Allowance for Credit Losses for Loans – Model Design and Qualitative Factors

As described in Notes 1 and 5 to the financial statements and referred to in the change in accounting principle explanatory paragraph above, on January 1, 2021 (“adoption date”), the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) under a modified retrospective approach, which required the Company to estimate expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss (“CECL”) methodology.  As of the adoption date, the Company recorded a decrease in the allowance for credit losses (“ACL”) for loans of approximately $3.9 million as a cumulative effect adjustment from a change in accounting policy, with a corresponding increase in retained earnings, net of applicable income taxes.  At December 31, 2021, the ACL on the overall loan portfolio was $83.9 million and consisted of $41.4 million related to collectively evaluated loans, $22.3 million related to individually evaluated loans and $20.2 million related to purchased loans with credit deterioration (“PCD Loans”).

In determining the ACL related to non-PCD loans that are collectively evaluated, expected credit losses are determined by calculating a loss percentage by loan segment, or pool.  Management estimates the allowance for credit losses on each loan pool using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Historically observed credit loss experience of peer banks within the Company’s geography provide the basis for the estimation of expected credit losses on similar loan pools.  Within the model, assumptions are made in the determination of probability of default, loss given default, reasonable and supportable economic forecasts, prepayment rate, curtailment rate, and recovery lag periods.  Statistical regression is utilized to relate historical macro-economic variables to historical credit loss experience of the peer group.  These models are then utilized to forecast future expected loan losses based on expected future behavior of the same macro-economic variables.  The quantitative results are adjusted using qualitative factors. These factors include: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due loans; (6) the quality of our loan review system; (7) the value of underlying collateral for collateralized loans; (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.  A significant amount of judgment is required to assess the reasonableness of the qualitative factors.  Further, changes to these factors as well as changes in the model design could have a material effect on the Company’s financial results.

The model design and the qualitative factors used contribute significantly to the determination of ACL related to loans that share similar risk characteristics. We identified the assessment of the model design and construction and the assessment of qualitative factors as a critical audit matter because auditing management’s estimate required especially subjective auditor judgment and significant audit effort, including the need for specialized skill.

The primary procedures we performed to address these critical audit matters included:

●	Testing the effectiveness of controls over the evaluation of the conceptual design and construction of the models and the evaluation of the qualitative factors, including controls addressing:
o	Management’s review and approval of the models and methodologies used to establish the ACL.
o	Management’s review of the results of the third-party model validation.
o	Management’s review and approval of the qualitative factors, including significant assumptions and judgments made and the relevance and reliability of data used as the basis for those judgments.

●	Substantively testing management’s process, including evaluating their judgments and significant assumptions used in the conceptual design and construction of the models and assessment of qualitative factors, which included:
o	Evaluation, with the assistance of professionals with specialized skill and knowledge, of the reasonableness of management’s judgments related to the conceptual design and construction of the models.
o	Evaluation of the reasonableness of management’s judgments related to qualitative factors to determine if they are calculated to conform with management’s policies and were consistently applied from the point of adoption to year end.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Crowe LLP

We have served as the Company’s auditor since 2009.

New York, New York

February 28, 2022

Exhibit Number	Description of Exhibit
Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed February 2, 2021 (SEC File No. 001-34096))

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed February 1, 2021 (SEC File No. 001-34096))

4.1	Description of the Registrant’s Securities

4.2

Indenture, dated as of September 21, 2015, by and between the Registrant, as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, filed on September 21, 2015 (SEC File No. 001-34096))

4.3

First Supplemental Indenture, dated as of September 21, 2015, by and between the Registrant and Wilmington Trust, National Association, as Trustee, including the form of the 5.25% fixed-to-floating rate subordinated debentures due 2025 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed September 21, 2015 (SEC File No. 001-34096))

4.4

Second Supplemental Indenture, dated as of September 21, 2015, by and between the Registrant and Wilmington Trust, National Association, as Trustee, including the form of the 5.75% fixed-to-floating rate subordinated debentures due 2030 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K, filed September 21, 2015 (SEC File No. 001-34096))

4.5

Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Dime Community Bancshares, Inc.’s Form 8-K, filed on June 13, 2017 (SEC File No. 000-27782))

4.6

First Supplemental Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, including the form of the 4.50% fixed-to-floating rate subordinated debentures due 2027 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.2 to Dime Community Bancshares, Inc.’s Form 8-K, filed on June 13, 2017 (SEC File No. 000-27782))

4.7

Second Supplemental Indenture, dated as of February 1, 2021, by and between the Registrant and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K, filed February 1, 2021 (SEC File No. 000-27782))

10.1

Form of Employment Agreement entered into with Kevin M. O’Connor, Stuart H. Lubow, Avinash Reddy, John McCaffery and Conrad J. Gunther (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.2

Form of Amendment to Employment Agreement entered into with Kevin M. O’Connor, Stuart H. Lubow, Avinash Reddy and Conrad J. Gunther (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 28, 2021 (File No. 001-34096))

10.3

Second Amendment to Employment Agreement entered into with Stuart H. Lubow (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 23, 2021 (File No. 001-34096))

10.4

Amendment to Employment Agreement entered into with Kevin L. Santacroce (incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.5

Form of Retention and Award Agreement entered into with Kevin M. O’Connor, Stuart H. Lubow, Avinash Reddy, John M. McCaffery, Kevin L. Santacroce, Conrad J. Gunther and James J. Manseau (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.6

Form of Defense of Tax Position Agreement entered into with Kevin M. O’Connor, Kenneth J. Mahon, Stuart H. Lubow, Avinash Reddy, John McCaffery and Conrad J. Gunther (incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.7

Executive Chairman and Separation Agreement entered into with Kenneth J. Mahon (incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.8	Dime Community Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 2, 2021 (File No. 001-34096))

10.9	Amendment One to the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan

10.10	Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 16, 2021)

10.11	Dime Community Bancshares, Inc. 2019 Equity Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 1, 2019)

10.12	2012 Stock-Based Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 2, 2012)

10.13

Agreement and General Release by and between Dime Community Bancshares, Inc., Dime Community Bank and John M. McCaffery (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 15, 2021 (File No. 001-34096))

10.14	Settlement and Release Agreement with Howard Nolan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021 (File No. 001-34096))

10.15	Non-Competition and Consulting Agreement with Howard Nolan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021 (File No. 001-34096))

10.16	Bridge Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, filed April 2, 2018 (SEC File No. 001-34096))

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

101

The following financial statements from Dime Community Bancshares, Inc.’s Annual Report on Form 10-K for the Year Ended December 31, 2021, filed on February 28, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements.

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

DIME COMMUNITY BANCSHARES, INC.
Registrant

February 28, 2022	/s/ Kevin M. O’Connor
Kevin M. O’Connor
Chief Executive Officer

February 28, 2022	/s/ Avinash Reddy
Avinash Reddy
Senior Executive Vice President and Chief Financial Officer

February 28, 2022	/s/ Leslie Veluswamy
Leslie Veluswamy
Senior Vice President, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

February 28, 2022	/s/ Kenneth J. Mahon	Director
Kenneth J. Mahon

February 28, 2022	/s/ Marcia Z. Hefter	Director
Marcia Z. Hefter

February 28, 2022	/s/ Rosemarie Chen	Director
Rosemarie Chen

February 28, 2022	/s/ Michael P. Devine	Director
Michael P. Devine

February 28, 2022	/s/ Matthew A. Lindenbaum	Director
Matthew A. Lindenbaum

February 28, 2022	/s/ Albert E. McCoy, Jr.	Director
Albert E. McCoy, Jr.

February 28, 2022	/s/ Raymond A. Nielsen	Director
Raymond A. Nielsen

February 28, 2022	/s/ Kevin M. O’Connor	Director
Kevin M. O’Connor

February 28, 2022	/s/ Vincent F. Palagiano	Director
Vincent F. Palagiano

February 28, 2022	/s/ Joseph J. Perry	Director
Joseph J. Perry

February 28, 2022	/s/ Kevin Stein	Director
Kevin Stein

February 28, 2022	/s/ Dennis A. Suskind	Director
Dennis A. Suskind