Form 10-Q
period 2022-03-31
Dime Community Bancshares, Inc. /NY/
filed 2022-05-09
CIK 846617

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at April 30, 2022
$0.01 Par Value	39,243,718

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (together with its direct and indirect subsidiaries, the “Company”), in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on such statements. These factors include, without limitation, the following:

●	increases in competitive pressure among financial institutions or from non-financial institutions;
●	fluctuation in market interest rates;
●	changes in deposit flows, loan demand or real estate values;
●	changes in the quality and composition of our loan or investment portfolios;
●	changes in accounting principles, policies or guidelines;
●	changes in corporate and/or individual income tax laws or policies;
●	general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry;
●	legislative, regulatory or policy changes;
●	the success or consummation of new business initiatives or the integration of any acquired entities may be more difficult or expensive than the Company anticipates; and
●	the risks referred to in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 as updated by our Quarterly Reports on Form 10-Q.

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

Item 1.   Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands except share amounts)

	March 31,	December 31,
	2022	2021
Assets:
Cash and due from banks	$432,994	$393,722
Securities available-for-sale, at fair value	1,277,036	1,563,711
Securities held-to-maturity	383,922	179,309
Loans held for sale	17,053	5,493
Loans held for investment, net of fees and costs	9,249,849	9,244,661
Allowance for credit losses	(79,615)	(83,853)
Total loans held for investment, net	9,170,234	9,160,808
Premises and fixed assets, net	49,940	50,368
Premises held for sale	556	556
Restricted stock	38,898	37,732
Bank Owned Life Insurance ("BOLI")	297,628	295,789
Goodwill	155,797	155,797
Other intangible assets	7,776	8,362
Operating lease assets	61,467	64,258
Derivative assets	71,826	45,086
Accrued interest receivable	38,456	40,149
Other assets	74,662	65,224
Total assets	$12,078,245	$12,066,364

Liabilities:
Interest-bearing deposits	$6,476,476	$6,538,551
Non-interest-bearing deposits	3,953,627	3,920,423
Total deposits	10,430,103	10,458,974
Federal Home Loan Bank of New York ("FHLBNY") advances	50,000	25,000
Other short-term borrowings	2,853	1,862
Subordinated debt, net	197,050	197,096
Derivative cash collateral	64,450	4,550
Operating lease liabilities	63,600	66,103
Derivative liabilities	60,586	40,728
Other liabilities	54,316	79,431
Total liabilities	10,922,958	10,873,744

Commitments and contingencies

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at March 31, 2022 and December 31, 2021)	116,569	116,569
Common stock ($0.01 par, 80,000,000 shares authorized, 41,610,939 shares issued at March 31, 2022 and December 31, 2021, respectively, and 39,459,909 shares and 39,877,833 shares outstanding at March 31, 2022 and December 31, 2021, respectively)	416	416
Additional paid-in capital	494,969	494,125
Retained earnings	677,990	654,726
Accumulated other comprehensive loss, net of deferred taxes	(49,380)	(6,181)
Unearned equity awards	(10,562)	(7,842)
Treasury stock, at cost (2,151,030 shares and 1,733,106 shares at March 31, 2022 and December 31, 2021, respectively)	(74,715)	(59,193)
Total stockholders' equity	1,155,287	1,192,620
Total liabilities and stockholders' equity	$12,078,245	$12,066,364

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Interest income:
Loans	$86,420	$81,382
Securities	7,131	4,380
Other short-term investments	368	993
Total interest income	93,919	86,755
Interest expense:
Deposits and escrow	2,531	5,298
Borrowed funds	2,278	3,616
Derivative cash collateral	1	—
Total interest expense	4,810	8,914
Net interest income	89,109	77,841
(Credit) provision for credit losses	(1,592)	15,779
Net interest income after (credit) provision for credit losses	90,701	62,062

Non-interest income:
Service charges and other fees	4,058	2,920
Title fees	421	433
Loan level derivative income	6	1,792
BOLI income	1,839	1,339
Gain on sale of Small Business Administration ("SBA") loans	242	164
Gain on sale of residential loans	148	723
Net gain on equity securities	—	131
Net gain on sale of securities and other assets	—	710
Loss on termination of derivatives	—	(16,505)
Other	489	910
Total non-interest income (loss)	7,203	(7,383)
Non-interest expense:
Salaries and employee benefits	30,834	24,819
Occupancy and equipment	7,584	6,977
Data processing costs	3,805	3,528
Marketing	1,295	860
Professional services	2,094	1,865
Federal deposit insurance premiums	1,150	939
Loss from extinguishment of debt	—	1,594
Curtailment loss	—	1,543
Merger expenses and transaction costs	—	37,942
Amortization of other intangible assets	586	357
Other	2,540	2,381
Total non-interest expense	49,888	82,805
Income (loss) before income taxes	48,016	(28,126)
Income tax expense (benefit)	13,485	(7,092)
Net income (loss)	34,531	(21,034)
Preferred stock dividends	1,821	1,821
Net income (loss) available to common stockholders	$32,710	$(22,855)
Earnings (loss) per common share:
Basic	$0.82	$(0.66)
Diluted	$0.82	$(0.66)

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$34,531	$(21,034)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities:
Change in net unrealized gain (loss) during the period	(70,131)	(15,534)
Reclassification adjustment for net gains included in net gain on sale of securities and other assets	—	(1,187)
Accretion of net unrealized loss on securities transferred to held to maturity	170	—
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(934)	(422)
Reclassification adjustment for curtailment loss	—	1,543
Change in the net actuarial gain (loss)	997	885
Change in unrealized gain (loss) on derivatives:
Change in net unrealized gain (loss) during the period	6,852	4,948
Reclassification adjustment for loss included in loss on termination of derivatives	—	16,505
Reclassification adjustment for expense included in interest expense	31	854
Other comprehensive (loss) income before income taxes	(63,015)	7,592
Deferred tax (benefit) expense	(19,816)	1,137
Total other comprehensive (loss) income, net of tax	(43,199)	6,455
Total comprehensive loss	$(8,668)	$(14,579)

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31, 2022
						Accumulated
						Other
						Comprehensive		Common
	Number of			Additional		Loss,	Unearned	Stock	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Held by	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	BMP	at cost	Equity
Beginning balance as of January 1, 2022	39,877,833	$116,569	$416	$494,125	$654,726	$(6,181)	$(7,842)	$—	$(59,193)	$1,192,620
Net income	—	—	—	—	34,531	—	—	—	—	34,531
Other comprehensive loss, net of tax	—	—	—	—	—	(43,199)	—	—	—	(43,199)
Release of shares, net of forfeitures	127,812	—	—	844	(146)	—	(3,939)	—	3,284	43
Stock-based compensation	—	—	—	—	—	—	1,219	—	—	1,219
Shares received related to tax withholding	(40,731)	—	—	—	—	—	—	—	(1,414)	(1,414)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(9,300)	—	—	—	—	(9,300)
Purchase of treasury stock	(505,005)	—	—	—	—	—	—	—	(17,392)	(17,392)
Ending balance as of March 31, 2022	39,459,909	$116,569	$416	$494,969	$677,990	$(49,380)	$(10,562)	$—	$(74,715)	$1,155,287

	Three Months Ended March 31, 2021
						Accumulated
						Other
						Comprehensive		Common
	Number of			Additional		(Loss) Income,	Unearned	Stock	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Held by	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	BMP	at cost	Equity
Beginning balance as of January 1, 2021	21,232,984	$116,569	$348	$278,295	$600,641	$(5,924)	$—	$(1,496)	$(287,337)	$701,096
Cumulative change in accounting principle (Note 1)	—	—	—	—	1,686	—	—	—	—	1,686
Adjusted beginning balance on January 1, 2021	21,232,984	116,569	348	278,295	602,327	(5,924)	—	(1,496)	(287,337)	702,782
Net loss	—	—	—	—	(21,034)	—	—	—	—	(21,034)
Other comprehensive income, net of tax	—	—	—	—	—	6,455	—	—	—	6,455
Reverse merger with Bridge Bancorp Inc.	19,992,284	—	65	206,641	—	—	(2,603)	—	287,107	491,210
Exercise of stock options	15,928	—	—	292	—	—	—	—	80	372
Release of shares, net of forfeitures	335,959	—	3	8,562	—	—	(8,340)	—	(33)	192
Stock-based compensation	—	—	—	—	—	—	836	—	—	836
Shares received to satisfy distribution of retirement benefits	(41,101)	—	—	(1,359)	—	—	—	1,496	(1,130)	(993)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(5,175)	—	—	—	—	(5,175)
Ending balance as of March 31, 2021	41,536,054	$116,569	$416	$492,431	$574,297	$531	$(10,107)	$—	$(1,313)	$1,172,824

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34,531	$(21,034)
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sales of securities available-for-sale and other assets	—	(710)
Net gain on equity securities	—	(131)
Net gain on sale of loans held for sale	(390)	(887)
Loss on termination of derivatives	—	16,505
Net depreciation, amortization and accretion	2,768	(977)
Amortization of other intangible assets	586	357
Stock-based compensation	1,219	836
(Credit) provision for credit losses	(1,592)	15,779
Originations of loans held for sale	(6,179)	(12,868)
Proceeds from sale of loans originated for sale	9,158	20,291
Increase in cash surrender value of BOLI	(1,839)	(1,340)
Decrease in other assets	8,967	59,613
Increase (decrease) in other liabilities	32,394	(84,352)
Net cash provided by (used in) operating activities	79,623	(8,918)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	—	134,558
Proceeds from sales of marketable equity securities	—	6,101
Purchases of securities available-for-sale	(3,000)	(327,222)
Purchases of securities held-to-maturity	(31,944)	—
Proceeds from calls and principal repayments of securities available-for-sale	49,853	214,029
Proceeds from calls and principal repayments of securities held-to-maturity	2,733	—
Proceeds from the sale of portfolio loans transferred to held for sale	1,069	3,900
Net increase in loans	(23,179)	(326,077)
(Purchases) sales of fixed assets, net	(1,842)	1,651
(Purchases) redemptions of restricted stock, net	(1,166)	39,006
Net cash received in business combination	—	715,988
Net cash (used in) provided by investing activities	(7,476)	461,934
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in deposits	(28,872)	870,519
Proceeds (repayments) from FHLBNY advances, short-term, net	25,000	(745,000)
Repayments of FHLBNY advances, long-term	—	(140,150)
Proceeds of other short-term borrowings, net	991	6,763
Proceeds from exercise of stock options	—	372
Release of stock for benefit plan awards	43	192
Payments related to tax withholding for equity awards	(1,414)	—
BMP ESOP shares received to satisfy distribution of retirement benefits	—	(993)
Purchase of treasury stock	(17,392)	—
Cash dividends paid to preferred stockholders	(1,821)	(1,821)
Cash dividends paid to common stockholders	(9,410)	(9,778)
Net cash used in financing activities	(32,875)	(19,896)
Increase in cash and cash equivalents	39,272	433,120
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	393,722	243,603
CASH AND CASH EQUIVALENTS, END OF PERIOD	$432,994	$676,723

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,601	$4,625
Cash paid for interest	4,933	8,624
Securities available-for-sale transferred to held-to-maturity	175,260	—
Loans transferred to held for sale	15,172	18,144
Cumulative change due to Current Expected Credit Loss ("CECL") Standard adoption	—	1,686
Net non-cash liabilities assumed in Merger (See Note 2)	—	324,479

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

As of March 31, 2022, we operated 60 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, and the Bronx.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which remain significantly unchanged and have been followed similarly as in prior periods.

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

In March 2020, the United States declared a National Public Health Emergency in response to the COVID-19 pandemic. In an effort to mitigate the spread of COVID-19, local state governments, including New York (in which the Bank has retail banking offices), have taken preventative or protective actions such as travel restrictions, advising or requiring individuals to limit or forego their time outside of their homes, and other forced closures for certain types of non-essential businesses. The impact of these actions is expected to continue to have an adverse impact on the economies and financial markets in the United States. The outbreak of COVID-19 has materially, adversely impacted labor supply, supply chains, and certain industries in which our customers and vendors operate, and could materially impair their ability to fulfill their obligations to us. Further additional outbreaks of COVID-19 variants could lead to economic recession and other severe disruptions in the U.S. economy, may disrupt banking and other financial activity in the areas in which we operate, and could potentially create widespread business continuity issues for us.

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

3.SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of March 31, 2022 and December 31, 2021, the results of operations and statements of comprehensive income for the three months ended March 31, 2022 and 2021, the changes in stockholders’ equity for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021.

Please see "Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for a discussion of areas in the accompanying unaudited condensed consolidated financial statements utilizing significant estimates.

The Company’s cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Company to post cash collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. Derivative cash collateral represents cash collateral collected for these derivative agreements in a net asset position. Interest expense on derivative cash collateral is accrued based on the amount outstanding during the period. A reclassification has been made to the December 31, 2021 amount to conform to the current year presentation. The Company reported derivative cash collateral totaling $4.6 million in other liabilities in its consolidated financial statements as of December 31, 2021. Disclosures about the Company’s hedging activities are presented in Note 10 - Derivatives and Hedging Activities.

Adoption of Recent Accounting Standards

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

ASU 2021-01, Reference Rate Reform (Topic 848): Scope

ASU 2021-01 clarifies that all derivative instruments affected by changes to the interest rates used for discounting, margining, or contract price alignment due to reference rate reform are in the scope of ASC 848. Entities may apply certain optional expedients in ASC 848 to derivative instruments that do not reference LIBOR or another rate expected to be discontinued as a result of reference rate reform if there is a change to the interest rate used for discounting, margining or contract price alignment. ASU 2021-01 is effective upon issuance and generally can be applied through December 31, 2022.  The adoption of ASU 2021-01 is not expected to have a material effect on the Company's consolidated financial statements.

ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method

ASU 2022-01 clarifies the accounting for and promotes consistency in the reporting of hedge basis adjustments applicable to both a single hedged layer and multiple layers. The amendments in ASU 2022-01 apply to all entities that elect to apply the portfolio layer method of hedge accounting in accordance with Topic 815. For public business entities, ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. If an entity adopts ASU 2022-01 in an interim period, the effect of adopting the amendments related to basis adjustments should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). The adoption of ASU 2022-01 is not expected to have a material effect on the Company's consolidated financial statements.

ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

ASU 2022-02 eliminates troubled debt restructuring (“TDR”) recognition and measurement guidance and, instead, requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. ASU 2022-02 enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For entities that have adopted the amendments of ASU 2016-13, the amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. If an entity elects to early adopt in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The adoption of ASU 2022-02 is not expected to have a material effect on the Company's consolidated financial statements.

4.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
		Defined		Other
		Benefit		Comprehensive
(In thousands)	Securities	Plans	Derivatives	Income (Loss)
Balance as of January 1, 2022	$(7,864)	$(1,306)	$2,989	$(6,181)
Other comprehensive (loss) income before reclassifications	(48,075)	683	4,697	(42,695)
Amounts reclassified from accumulated other comprehensive loss	116	(641)	21	(504)
Net other comprehensive (loss) income during the period	(47,959)	42	4,718	(43,199)
Balance as of March 31, 2022	$(55,823)	$(1,264)	$7,707	$(49,380)

Balance as of January 1, 2021	$12,694	$(6,086)	$(12,532)	$(5,924)
Other comprehensive (loss) income before reclassifications	(10,570)	1,659	16,476	7,565
Amounts reclassified from accumulated other comprehensive loss	(822)	(288)	—	(1,110)
Net other comprehensive (loss) income during the period	(11,392)	1,371	16,476	6,455
Balance as of March 31, 2021	$1,302	$(4,715)	$3,944	$531

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Change in unrealized gain (loss) on securities:
Change in net unrealized gain (loss) during the period	$(70,131)	$(15,534)
Reclassification adjustment for net gains included in net gain on sale of securities and other assets	—	(1,187)
Accretion of net unrealized loss on securities transferred to held-to-maturity	170	—
Net change	(69,961)	(16,721)
Tax benefit	(22,002)	(5,329)
Net change in unrealized gain (loss) on securities, net of reclassification adjustments and tax	(47,959)	(11,392)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(934)	(422)
Reclassification adjustment for curtailment loss	—	1,543
Change in the net actuarial gain (loss)	997	885
Net change	63	2,006
Tax expense	21	635
Net change in pension and other postretirement obligations	42	1,371
Change in unrealized gain (loss) on derivatives:
Change in net unrealized gain (loss) during the period	6,852	4,948
Reclassification adjustment for loss included in loss on termination of derivatives	—	16,505
Reclassification adjustment for expense included in interest expense	31	854
Net change	6,883	22,307
Tax expense	2,165	5,831
Net change in unrealized gain (loss) on derivatives, net of reclassification adjustments and tax	4,718	16,476
Other comprehensive (loss) income, net of tax	$(43,199)	$6,455

5.EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average common shares outstanding during the reporting period. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into common stock. In determining the weighted average shares outstanding for basic and diluted EPS, treasury shares are excluded. Vested RSA shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS. Unvested RSA and PSA shares not yet awarded are recognized as a special class of participating securities under ASC 260, and are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended
	March 31,
(In thousands except share and per share amounts)	2022	2021

Net income (loss) available to common stockholders	$32,710	$(22,855)
Less: Dividends paid and earnings allocated to participating securities	(374)	165
Income (loss) attributable to common stock	$32,336	$(22,690)
Weighted average common shares outstanding, including participating securities	39,680,652	34,543,114
Less: weighted average participating securities	(429,404)	(282,176)
Weighted average common shares outstanding	39,251,248	34,260,938
Basic EPS	$0.82	$(0.66)

Income (loss) attributable to common stock	$32,336	$(22,690)
Weighted average common shares outstanding	39,251,248	34,260,938
Weighted average common equivalent shares outstanding	—	1,067
Weighted average common and equivalent shares outstanding	39,251,248	34,262,005
Diluted EPS	$0.82	$(0.66)

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 121,253 and 180,020 weighted-average stock options outstanding for the three months ended March 31, 2022 and 2021, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

6.PREFERRED STOCK

On February 5, 2020, Legacy Dime completed an underwritten public offering of 2,999,200 shares, or $75.0 million in aggregate liquidation preference, of its 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $25.00 per share (the “Legacy Dime Preferred Stock”). The net proceeds received from the issuance of preferred stock at the time of closing were $72.2 million. On June 10, 2020, Legacy Dime completed an underwritten public offering, a reopening of its February 5, 2020 original issuance, of 2,300,000 shares, or $57.5 million in aggregate liquidation preference, of the Legacy Dime Preferred Stock. The net proceeds received from the issuance of preferred stock at the time of closing were $44.3 million.

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

7.SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Treasury securities	$247,665	$—	$(13,134)	$234,531
Corporate securities	151,382	980	(4,937)	147,425
Pass-through mortgage-backed securities ("MBS") issued by government sponsored entities ("GSEs")	443,266	905	(26,055)	418,116
Agency collateralized mortgage obligations ("CMOs")	469,808	7	(29,632)	440,183
State and municipal obligations	38,619	2	(1,840)	36,781
Total securities available-for-sale	$1,350,740	$1,894	$(75,598)	$1,277,036

	March 31, 2022
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$88,858	$—	$(5,025)	$83,833
Pass-through MBS issued by GSEs	180,379	—	(13,503)	166,876
Agency CMOs	114,685	—	(6,705)	107,980
Total securities held-to-maturity	$383,922	$—	$(25,233)	$358,689

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$82,476	$—	$(2,222)	$80,254
Treasury securities	247,916	—	(3,147)	244,769
Corporate securities	148,430	4,354	(754)	152,030
Pass-through mortgage-backed securities ("MBS") issued by government sponsored entities ("GSEs")	528,749	4,271	(6,566)	526,454
Agency collateralized mortgage obligations ("CMOs")	527,348	2,705	(8,795)	521,258
State and municipal obligations	39,175	73	(302)	38,946
Total securities available-for-sale	$1,574,094	$11,403	$(21,786)	$1,563,711

	December 31, 2021
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Pass-through MBS issued by GSEs	$118,382	$59	$(1,141)	$117,300
Agency CMOs	60,927	—	(873)	60,054
Total securities held-to-maturity	$179,309	$59	$(2,014)	$177,354

The Company reassessed classification of certain investments during the three months ended March 31, 2022 and transferred securities with a book value of $182.1 million from available-for-sale to held-to-maturity. The transfer occurred at fair value totaling $175.3 million. The related unrealized losses of $6.8 million were converted to a discount that is being accreted through interest income on a level-yield method over the term of the securities, while the unrealized losses recorded in other comprehensive income are amortized out of other comprehensive income through interest income on a level-yield method over the remaining term of securities, with no net change to interest income. No gain or loss was recorded at the time of transfer.  There were no transfers of securities held-to-maturity to securities available-for-sale during the three months ended March 31, 2022. There were no transfers to or from securities held-to-maturity during the three months ended March 31, 2021.

The carrying amount of securities available-for-sale pledged at March 31, 2022 and December 31, 2021 was $451.4 million and $595.8 million, respectively. The carrying amount of securities held-to-maturity pledged at March 31, 2022 and December 31, 2021 was $352.4 million and $132.0 million, respectively.

At March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The amortized cost and fair value of securities are shown by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	March 31, 2022
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$4,226	$4,196
One to five years	277,389	262,734
Five to ten years	150,906	146,993
Beyond ten years	5,145	4,814
Pass-through MBS issued by GSEs and agency CMO	913,074	858,299
Total	$1,350,740	$1,277,036

Held-to-maturity
Within one year	$—	$—
One to five years	10,000	9,827
Five to ten years	78,858	74,006
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMO	295,064	274,856
Total	$383,922	$358,689

The following table presents the information related to sales of securities available-for-sale as of the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Securities available-for-sale
Proceeds	$—	$134,558
Gross gains	—	1,307
Tax expense on gains	—	414
Gross losses	—	120
Tax benefit on losses	—	38

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Proceeds:
Marketable equity securities	$—	$6,101

There were no gains on marketable equity securities for the three months ended March 31, 2022. Net gain of $131 thousand was recognized on marketable equity securities for the three months ended March 31, 2021. Marketable equity securities were fully liquidated in connection with the termination of the BMP during the three months ended March 31, 2021.

There were no sales of securities held-to-maturity during the three months ended March 31, 2022 and 2021.

The following table summarizes the gross unrealized losses and fair value of securities available-for-sale aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	March 31, 2022
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Treasury securities	$234,530	$13,134	$—	$—	$234,530	$13,134
Corporate securities	95,535	4,847	2,910	90	98,445	4,937
Pass-through MBS issued by GSEs	290,385	18,572	70,248	7,483	360,633	26,055
Agency CMOs	320,114	16,773	116,425	12,859	436,539	29,632
State and municipal obligations	31,150	1,308	4,190	532	35,340	1,840

	December 31, 2021
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$58,607	$1,369	$21,647	$853	$80,254	$2,222
Treasury securities	244,769	3,147	—	—	244,769	3,147
Corporate securities	37,620	754	—	—	37,620	754
Pass-through MBS issued by GSEs	422,634	6,333	4,748	233	427,382	6,566
Agency CMOs	349,879	8,672	3,182	123	353,061	8,795
State and municipal obligations	18,887	302	—	—	18,887	302

As of March 31, 2022, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available-for-sale debt securities was required. Additionally, given the high-quality composition of the Company’s held-to-maturity portfolio, the Company did not record an allowance for credit losses on the held-to-maturity portfolio. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default.  Accrued interest receivable on securities totaling $4.5 million and $4.4 million at March 31, 2022 and December 31, 2021, respectively, was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

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

At March 31, 2022, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. government; Agency Notes, Treasury Securities, Pass-through MBS issued by GSEs, Agency Collateralized Mortgage Obligations. Substantially all of the corporate bonds within the portfolio have maintained an investment grade rating by either Kroll, Egan-Jones, Fitch, Moody’s or Standard and Poor’s. None of the unrealized losses are related to credit losses. Substantially all of the state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s.  The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

8.LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	March 31, 2022	December 31, 2021
One-to-four family residential and cooperative/condominium apartment	$669,099	$669,282
Multifamily residential and residential mixed-use	3,371,267	3,356,346
Commercial real estate ("CRE")	3,946,918	3,945,948
Acquisition, development, and construction	329,349	322,628
Total real estate loans	8,316,633	8,294,204
C&I	921,009	933,559
Other loans	12,207	16,898
Total	9,249,849	9,244,661
Allowance for credit losses	(79,615)	(83,853)
Loans held for investment, net	$9,170,234	$9,160,808

Included in C&I loans was Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans totaling $33.0 million and $66.0 million at March 31, 2022 and December 31, 2021, respectively.  SBA PPP loans carry a 100% guarantee from the SBA. The Company may hold an allowance for credit losses as a result of individual loan analysis.

The following tables present data regarding the allowance for credit losses activity for the periods indicated:

	At or for the Three Months Ended March 31, 2022
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
(In thousands)	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance	$5,932	$7,816	$29,166	$4,857	$47,771	$35,331	$751	$83,853
(Credit) provision for credit losses	(1,404)	(757)	(521)	(99)	(2,781)	1,516	(389)	(1,654)
Charge-offs	—	—	—	—	—	(2,635)	(3)	(2,638)
Recoveries	—	2	—	—	2	51	1	54
Ending balance	$4,528	$7,061	$28,645	$4,758	$44,992	$34,263	$360	$79,615

	At or for the Three Months Ended March 31, 2021
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance, prior to the adoption of CECL	$644	$17,016	$9,059	$1,993	$28,712	$12,737	$12	$41,461
Impact of adopting CECL as of January 1, 2021	1,048	(8,254)	4,849	381	(1,976)	(1,935)	(8)	(3,919)
Adjusted beginning balance as of January 1, 2021	1,692	8,762	13,908	2,374	26,736	10,802	4	37,542
PCD Day 1	2,220	3,292	23,124	117	28,753	23,374	157	52,284
Provision (credit) for credit losses	1,235	(1,397)	7,813	1,408	9,059	3,219	371	12,649
Charge-offs	(14)	(236)	(8)	—	(258)	(4,017)	—	(4,275)
Ending balance	$5,133	$10,421	$44,837	$3,899	$64,290	$33,378	$532	$98,200

The following tables present the amortized cost basis of loans on non-accrual status as of the periods indicated:

	March 31, 2022
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
One-to-four family residential and cooperative/condominium apartment	$-	$5,241	$151
CRE	1,254	3,719	1,564
Acquisition, development, and construction	665	-	-
C&I	334	24,666	14,829
Other	-	83	79
Total	$2,253	$33,709	$16,623

	December 31, 2021
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
One-to-four family residential and cooperative/condominium apartment	$-	$7,623	$1,278
CRE	1,301	3,752	797
C&I	348	26,918	16,973
Other	-	365	361
Total	$1,649	$38,658	$19,409

The Company did not recognize interest income on non-accrual loans held for investment during the three months ended March 31, 2022 and 2021.

The following tables summarize the past due status of the Company’s investment in loans as of the dates indicated:

	March 31, 2022
			Loans 90
			Days or
	30 to 59	60 to 89	More Past Due
	Days	Days	and Still		Total		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Past Due	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$4,220	$685	$341	$5,241	$10,487	$658,612	$669,099
Multifamily residential and residential mixed-use	6,545	—	—	—	6,545	3,364,722	3,371,267
CRE	12,493	—	—	4,972	17,465	3,929,453	3,946,918
Acquisition, development, and construction	—	—	—	665	665	328,684	329,349
Total real estate	23,258	685	341	10,878	35,162	8,281,471	8,316,633
C&I	3,689	239	839	25,000	29,767	891,242	921,009
Other	169	—	—	84	253	11,954	12,207
Total	$27,116	$924	$1,180	$35,962	$65,182	$9,184,667	$9,249,849

	December 31, 2021
			Loans 90
			Days or
	30 to 59	60 to 89	More Past Due
	Days	Days	and Still		Total		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Past Due	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$3,294	$877	$1,945	$7,623	$13,739	$655,543	$669,282
Multifamily residential and residential mixed-use	30,983	3,339	—	—	34,322	3,322,024	3,356,346
CRE	23,108	887	—	5,053	29,048	3,916,900	3,945,948
Acquisition, development, and construction	—	—	—	—	—	322,628	322,628
Total real estate	57,385	5,103	1,945	12,676	77,109	8,217,095	8,294,204
C&I	3,753	7,040	1,056	27,266	39,115	894,444	933,559
Other	104	3	—	365	472	16,426	16,898
Total	$61,242	$12,146	$3,001	$40,307	$116,696	$9,127,965	$9,244,661

Accruing Loans 90 Days or More Past Due:

The Company continued accruing interest on loans with an outstanding balance of $1.2 million at March 31, 2022, and loans with an outstanding balance of $3.0 million at December 31, 2021, all of which were 90 days or more past due. These loans were either well secured, awaiting a forbearance extension or formal payment deferral, or will likely be forgiven through the PPP or repurchased by the SBA, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Collateral Dependent Loans:

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated:

	March 31, 2022		December 31, 2021
	Real Estate	Associated Allowance	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses	Collateral Dependent	for Credit Losses
CRE	$4,781	$1,357	$3,837	$600
Acquisition, development, and construction	14,165	-	-	-
C&I	818	-	348	-
Total	$19,764	$1,357	$4,185	$600

TDRs

As of March 31, 2022, the Company had TDRs totaling $26.8 million. The Company has allocated $3.1 million of allowance for those loans at March 31, 2022, with no commitments to lend additional amounts. As of December 31, 2021, the Company had TDRs totaling $942 thousand. The Company has allocated $483 thousand of allowance for those loans at December 31, 2021, with no commitments to lend additional amounts.

During the three months ended March 31, 2022, TDR modifications included extensions of maturity dates, or favorable interest rates and loan terms than the prevailing market interest rates and loan terms.

The following table presents the loans by category modified as TDRs that occurred during the three months ended March 31, 2022:

	Modifications During the Three Months Ended March 31, 2022
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
One-to-four family residential and cooperative/condominium apartment	1	$37	$37
CRE	1	991	991
Acquisition, development, and construction	1	13,500	13,500
C&I	2	11,409	11,409
Total	5	$25,937	$25,937

There were no loans modified in a manner that met the criteria of a TDR during the three months ended March 31, 2021.

There were no TDR charge-offs during the three months ended March 31, 2022 and 2021. There were no TDRs that subsequently defaulted during the three months ended March 31, 2022 and 2021.

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	March 31, 2022
(In thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total
One-to-four family residential, and condominium/cooperative apartment:
Pass	$54,932	$128,132	$76,520	$65,332	$68,429	$193,054	$48,569	$11,190	$646,158
Special mention	—	—	—	334	748	1,810	845	742	4,479
Substandard	—	—	1,042	1,232	413	14,897	—	878	18,462
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	54,932	128,132	77,562	66,898	69,590	209,761	49,414	12,810	669,099

Multifamily residential and residential mixed-use:
Pass	235,590	587,949	330,142	426,898	134,833	1,300,004	14,567	825	3,030,808
Special mention	—	—	10,985	22,251	4,216	29,032	—	—	66,484
Substandard	—	—	1,493	35,304	37,720	199,458	—	—	273,975
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	235,590	587,949	342,620	484,453	176,769	1,528,494	14,567	825	3,371,267

CRE:
Pass	166,352	864,565	800,777	525,522	298,706	1,038,627	46,693	5,998	3,747,240
Special mention	—	5,289	881	28,819	18,877	30,315	—	—	84,181
Substandard	—	4,528	1,605	7,276	45,292	56,690	—	—	115,391
Doubtful	—	—	—	106	—	—	—	—	106
Total CRE	166,352	874,382	803,263	561,723	362,875	1,125,632	46,693	5,998	3,946,918

Acquisition, development, and construction:
Pass	8,648	159,843	64,407	40,083	19,783	6,263	14,997	1,160	315,184
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	665	—	—	13,500	—	—	—	14,165
Doubtful	—	—	—	—	—	—	—	—	—
Total acquisition, development, and construction:	8,648	160,508	64,407	40,083	33,283	6,263	14,997	1,160	329,349

C&I:
Pass	23,876	66,028	93,456	48,768	47,221	58,045	481,706	10,237	829,337
Special mention	4,581	—	2,185	365	2,175	1,116	9,312	1,349	21,083
Substandard	—	465	5,955	5,922	3,419	5,298	15,521	13,011	49,591
Doubtful	—	496	—	8,797	775	10,930	—	—	20,998
Total C&I	28,457	66,989	101,596	63,852	53,590	75,389	506,539	24,597	921,009

Total:
Pass	489,398	1,806,517	1,365,302	1,106,603	568,972	2,595,993	606,532	29,410	8,568,727
Special mention	4,581	5,289	14,051	51,769	26,016	62,273	10,157	2,091	176,227
Substandard	—	5,658	10,095	49,734	100,344	276,343	15,521	13,889	471,584
Doubtful	—	496	—	8,903	775	10,930	—	—	21,104
Total Loans	$493,979	$1,817,960	$1,389,448	$1,217,009	$696,107	$2,945,539	$632,210	$45,390	$9,237,642

	December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total
One-to-four family residential, and condominium/cooperative apartment:
Pass	$129,679	$86,028	$80,195	$75,354	$77,829	$129,276	$49,878	$12,537	$640,776
Special mention	—	1,124	335	752	334	2,158	846	747	6,296
Substandard	—	1,944	2,038	597	2,202	14,512	—	894	22,187
Doubtful	—	—	—	23	—	—	—	—	23
Total one-to-four family residential, and condominium/cooperative apartment	129,679	89,096	82,568	76,726	80,365	145,946	50,724	14,178	669,282

Multifamily residential and residential mixed-use:
Pass	590,462	341,206	455,277	151,226	332,749	1,145,609	12,277	825	3,029,631
Special mention	—	11,040	14,486	—	11,817	26,252	—	—	63,595
Substandard	—	1,501	35,326	32,390	54,238	137,387	2,278	—	263,120
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	590,462	353,747	505,089	183,616	398,804	1,309,248	14,555	825	3,356,346

CRE:
Pass	872,049	848,694	529,182	306,360	298,904	815,238	43,183	6,188	3,719,798
Special mention	6,003	1,024	39,305	18,983	11,039	17,438	—	—	93,792
Substandard	4,431	1,732	7,082	45,496	31,747	41,763	—	—	132,251
Doubtful	—	—	106	—	—	—	—	—	106
Total CRE	882,483	851,450	575,675	370,839	341,690	874,439	43,183	6,188	3,945,947

Acquisition, development, and construction:
Pass	142,123	76,259	56,885	23,456	6,809	774	1,066	588	307,960
Special mention	—	1,078	—	—	—	—	—	—	1,078
Substandard	—	90	—	13,500	—	—	—	—	13,590
Doubtful	—	—	—	—	—	—	—	—	—
Total acquisition, development, and construction:	142,123	77,427	56,885	36,956	6,809	774	1,066	588	322,628

C&I:
Pass	93,802	121,291	53,116	49,634	36,238	23,615	446,134	9,764	833,594
Special mention	—	1,625	239	2,191	585	52	3,225	1,286	9,203
Substandard	402	5,744	5,789	6,011	2,832	2,844	28,545	13,597	65,764
Doubtful	550	1,621	9,968	752	11,107	—	1,000	—	24,998
Total C&I	94,754	130,281	69,112	58,588	50,762	26,511	478,904	24,647	933,559

Total:
Pass	1,828,115	1,473,478	1,174,655	606,030	752,529	2,114,512	552,538	29,902	8,531,759
Special mention	6,003	15,891	54,365	21,926	23,775	45,900	4,071	2,033	173,964
Substandard	4,833	11,011	50,235	97,994	91,019	196,506	30,823	14,491	496,912
Doubtful	550	1,621	10,074	775	11,107	—	1,000	—	25,127
Total Loans	$1,839,501	$1,502,001	$1,289,329	$726,725	$878,430	$2,356,918	$588,432	$46,426	$9,227,762

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

(In thousands)	March 31, 2022	December 31, 2021
Performing	$12,124	$16,533
Non-accrual	83	365
Total	$12,207	$16,898

9.LEASES

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

Maturities of the Company’s operating lease liabilities at March 31, 2022 are as follows:

Rent to be
(In thousands)	Capitalized
2022	$9,020
2023	10,707
2024	10,600
2025	10,366
2026	9,645
Thereafter	17,386
Total undiscounted lease payments	67,724
Less amounts representing interest	(4,124)
Operating lease liabilities	$63,600

Other information related to the Company’s operating leases was as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Operating lease cost	$3,262	$3,158
Cash paid for amounts included in the measurement of operating lease liabilities	—	3,050

	March 31,		December 31,
	2022		2021
Weighted average remaining lease term	6.4	years	6.6	years
Weighted average discount rate	1.79%		1.79%

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $1.7 million will be reclassified as a decrease to interest expense.

During the three months ended March 31, 2022, the Company did not terminate any derivatives. During the three months ended March 31, 2021, the Company terminated 34 derivatives with notional values totaling $785.0 million, resulting in a termination value of $16.5 million which was recognized in loss on termination of derivatives in non-interest income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of the dates indicated.

	March 31, 2022				December 31, 2021
		Notional	Fair Value	Fair Value		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Interest rate swaps related to FHLBNY advances	4	$150,000	$11,240	$—	4	$150,000	$4,358	$—

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Gain (loss) recognized in other comprehensive income	$6,852	$4,948
Gain recognized on termination of derivatives	—	16,505
Loss reclassified from other comprehensive income into interest expense	(31)	(854)

All cash flow hedges are recorded gross on the balance sheet.

The cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Company to post cash collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position.  As of March 31, 2022 and December 31, 2021, the Company did not post collateral to the third-party counterparties. As of March 31, 2022, the Company received $11.3 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2021, the Company received $4.6 million in collateral from its third-party counterparties.

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

	March 31, 2022
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	20	$115,621	$4,258	$—
Loan level interest rate swaps with borrower	162	1,051,421	—	(50,760)
Loan level interest rate floors with borrower	1	23,769	9	—
Loan level interest rate floors with borrower	42	334,329	—	(5,559)
Loan level interest rate swaps with third-party counterparties	20	115,621	—	(4,258)
Loan level interest rate swaps with third-party counterparties	162	1,051,421	50,760	—
Loan level interest rate floors with third-party counterparties	1	23,769	—	(9)
Loan level interest rate floors with third-party counterparties	42	334,329	5,559	—

	December 31, 2021
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	98	$599,003	$27,440	$—
Loan level interest rate swaps with borrower	87	612,610	—	(12,620)
Loan level interest rate floors with borrower	33	291,990	615
Loan level interest rate floors with borrower	12	100,774	—	(53)
Loan level interest rate swaps with third-party counterparties	98	599,003	—	(27,440)
Loan level interest rate swaps with third-party counterparties	87	612,610	12,620	—
Loan level interest rate floors with third-party counterparties	33	291,990	—	(615)
Loan level interest rate floors with third-party counterparties	12	100,774	53	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Loan level derivative income	$6	$1,792

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of March 31, 2022, the Company did not post collateral to its third-party counterparties. As of December 31, 2021, posted collateral was $14.0 million. As of March 31, 2022, the Company received $53.2 million in collateral from its third-party counterparties under the agreements in a net asset position.  As of December 31, 2021, the Company did not receive collateral from its third-party counterparties.

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

For derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, any breach of the above provisions by the Company may require settlement of its obligations under the agreements at the termination value with the respective counterparty. As of March 31, 2022, there were no derivatives in a net liability position, and therefore the termination value was zero. There were no provisions breached for the three months ended March 31, 2022.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities

The Company’s available-for-sale securities are reported at fair value, which were determined utilizing prices obtained from independent parties. The valuations obtained are based upon market data, and often utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (obtained only from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable. Prioritization of inputs may vary on any given day based on market conditions.

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by GSEs as of March 31, 2022 and December 31, 2021. In accordance with the Company’s investment policy, corporate securities are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. Obtaining market values as of March 31, 2022 and December 31, 2021 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

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

		Fair Value Measurements
		at March 31, 2022 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Treasury securities	$234,531	$—	$234,531	$—
Corporate securities	147,425	—	147,425	—
Pass-through MBS issued by GSEs	418,116	—	418,116	—
Agency CMOs	440,183	—	440,183	—
State and municipal obligations	36,781	—	36,781	—
Derivative – cash flow hedges	11,240	—	11,240	—
Derivative – freestanding derivatives, net	60,586	—	60,586	—
Financial Liabilities:
Derivative – freestanding derivatives, net	60,586	—	60,586	—

		Fair Value Measurements
		at December 31, 2021 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$80,254	$—	$80,254	$—
Treasury securities	244,769	—	244,769	—
Corporate securities	152,030	—	152,030	—
Pass-through MBS issued by GSEs	526,454	—	526,454	—
Agency CMOs	521,258	—	521,258	—
State and municipal obligations	38,946	—	38,946	—
Derivative – cash flow hedges	4,358	—	4,358	—
Derivative – freestanding derivatives, net	40,728	—	40,728	—
Financial Liabilities:
Derivative – freestanding derivatives, net	40,728	—	40,728	—

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

March 31, 2022
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$1,179	$—	$—	$1,179

December 31, 2021
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$1,900	$—	$—	$1,900

Individually evaluated loans with an allowance for credit losses at March 31, 2022 had a carrying amount of $1.2 million, which is made up of the outstanding balance of $2.5 million, net of a valuation allowance of $1.3 million. Collateral dependent individually analyzed loans as of March 31, 2022 resulted in a credit loss provision of $757 thousand, which is included in the amounts reported in the consolidated statements of income for the three months ended March 31, 2022.

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

		Fair Value Measurements
		at March 31, 2022 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$432,994	$432,994	$—	$—	$432,994
Securities held-to-maturity	383,922	—	358,689	—	358,689
Loans held for investment, net	9,169,055	—	—	9,095,834	9,095,834
Accrued interest receivable	38,456	—	4,483	33,973	38,456
Financial Liabilities:
Savings, money market and checking accounts	9,648,328	9,648,328	—	—	9,648,328
Certificates of Deposits ("CDs")	781,775	—	782,385	—	782,385
FHLBNY advances	50,000	—	50,039	—	50,039
Subordinated debt, net	197,050	—	198,650	—	198,650
Other short-term borrowings	2,853	2,853	—	—	2,853
Accrued interest payable	1,611	—	1,611	—	1,611

		Fair Value Measurements
		at December 31, 2021 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$393,722	$393,722	$—	$—	$393,722
Securities held-to-maturity	179,309	—	177,354	—	177,354
Loans held for investment, net	9,158,908	—	—	9,169,872	9,169,872
Accrued interest receivable	40,149	—	4,481	35,668	40,149
Financial Liabilities:
Savings, money market and checking accounts	9,605,731	9,605,731	—	—	9,605,731
CDs	853,242	—	857,342	—	857,342
FHLBNY advances	25,000	—	25,014	—	25,014
Subordinated debt, net	197,096	—	202,334	—	202,334
Other short-term borrowings	1,862	1,862	—	—	1,862
Accrued interest payable	870	—	870	—	870

12.OTHER INTANGIBLE ASSETS

As a result of the Merger, the Company recorded $10.2 million of core deposit intangible assets and a $780 thousand non-compete agreement intangible asset on the Merger Date.

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable and arose from the Merger.

	March 31, 2022			December 31, 2021
	Core Deposit	Non-complete		Core Deposit	Non-complete
(In thousands)	Intangibles	Agreement	Total	Intangibles	Agreement	Total
Gross carrying value	$10,204	$780	$10,984	$10,204	$780	$10,984
Accumulated amortization	(2,428)	(780)	(3,208)	(1,962)	(660)	(2,622)
Net carrying amount	$7,776	$-	$7,776	$8,242	$120	$8,362

Amortization expense recognized on intangible assets was $586 thousand and $357 thousand for the three months ended March 31, 2022 and 2021, respectively.

Estimated amortization expense for the remainder of 2022 through 2026 and thereafter is as follows:

(In thousands)	Total
2022	$1,292
2023	1,425
2024	1,163
2025	958
2026	795
Thereafter	2,143
Total	$7,776

13.FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY (“Advances”) totaling $50.0 million and $25.0 million at March 31, 2022 and December 31, 2021, respectively, all of which were fixed rate. The average interest rate on outstanding FHLBNY Advances was 0.76% and 0.35% at March 31, 2022 and December 31, 2021, respectively. In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank was eligible to borrow up to $3.97 billion as of March 31, 2022 and $4.19 billion as of December 31, 2021, and maintained sufficient qualifying collateral, as defined by the FHLBNY. Certain FHLBNY Advances may contain call features that may be exercised by the FHLBNY. At March 31, 2022 there were no callable Advances.

The Company’s prepayment penalty expense was recognized as a loss on extinguishment of debt during the three months ended March 31, 2021. The following table is a summary of FHLBNY extinguishments for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
FHLBNY advances extinguished	$-	$130,150
Weighted average rate	-%	1.91%
Loss on extinguishment of debt	$-	$1,594

The following tables present the contractual maturities and weighted average interest rates of FHLBNY advances for each of the next five years. There were no FHLBNY advances with an overnight contractual maturity at March 31, 2022 and December 31, 2021. There are no FHLBNY advances with contractual maturities after 2022 at March 31, 2022 and December 31, 2021:

	March 31, 2022
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
2022, fixed rate at rates from 0.75% to 0.77%	$50,000	0.76%
Total FHLBNY advances	$50,000	0.76%

	December 31, 2021
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
2022, fixed rate at 0.35%	$25,000	0.35%
Total FHLBNY advances	$25,000	0.35%

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

The subordinated debentures totaled $197.1 million at March 31, 2022 and $197.1 million at December 31, 2021. Interest expense related to the subordinated debt was $2.2 million and $1.9 million during the three months ended March 31, 2022 and 2021, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

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

The following table represents the components of net periodic benefit (credit) cost included in other non-interest expense, except for service cost which is reported in salaries and employee benefits expense, in the consolidated statements of income. Net expenses associated with these plans were comprised of the following components:

	Three Months Ended March 31,
	2022		2021

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$268	$—	$148	$—
Interest cost	195	155	249	183
Expected return on assets	(858)	(490)	(984)	(428)
Amortization of unrealized loss	—	62	206	229
Net periodic credit	$(395)	$(273)	$(381)	$(16)

There were no contributions to the BNB Bank Pension Plan or the Employee Retirement Plan for the three months ended March 31, 2022.

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) that existed before the Merger. The 401(k) Plan covers substantially all current employees. Legacy Dime employees that continued to be employed following the Merger Date, that met eligibility requirements, were automatically enrolled in the plan unless they elected not to participate. Newly hired employees are automatically enrolled in the plan on the first day of the month following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $20,500 for the calendar year ended December 31, 2022. Under the provisions of the 401(k) plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. The 401(k) plan does not allow for investment in the Company’s common stock. Legacy Dime employees were allowed to rollover Company common stock shares in-kind held in the former Dime Community Bank KSOP Plan (“Dime KSOP Plan”) and hold in the 401(k) Plan. The 401(k) held Company common stock within the accounts of participants totaling $9.4 million at March 31, 2022. During the three months ended March 31, 2022 and 2021, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $800 thousand and $643 thousand, respectively.

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

In May 2021, the Company’s shareholders approved the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. The Company no longer makes grants under the Legacy Stock Plans. Awards outstanding under the Legacy Stock Plans will continue to remain outstanding and subject to the terms and conditions of the Legacy Stock Plans. At March 31, 2022, there were 999,802 shares reserved for issuance under the 2021 Equity Incentive Plan.

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

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average Exercise	Contractual	Value
	Options	Price	Years	(In thousands)
Options outstanding at January 1, 2022	121,253	$35.39
Options exercised	—	—
Options forfeited	—	—
Options outstanding at March 31, 2022	121,253	$35.39	7.0	$—
Options vested and exercisable at March 31, 2022	121,253	$35.39	7.0	$—

Information related to stock options during each period is as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Cash received for option exercise cost	$—	$372
Income tax (expense) benefit recognized on stock option exercises	—	—
Intrinsic value of options exercised	—	66

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of March 31, 2022 were as follows:

	Outstanding Options		Vested Options
		Weighted		Weighted
		Average		Average
		Contractual		Contractual
		Years		Years
	Amount	Remaining	Amount	Remaining
Exercise Prices:
$34.87	46,799	7.9	46,799	7.9
$35.35	42,475	6.9	42,475	6.9
$36.19	31,979	5.9	31,979	5.9
Total	121,253	7.0	121,253	7.0

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2022	446,923	$26.45
Shares granted	64,359	34.48
Shares vested	(138,529)	25.50
Shares forfeited	(2,722)	29.23
Unvested allocated shares outstanding at March 31, 2022	370,031	$28.18

Information related to RSAs during each period is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Compensation expense recognized	$1,024	$836
Income tax benefit recognized on vesting of RSAs	329	—

As of March 31, 2022, there was $7.9 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 2.8 years.

Performance-Based Share Awards

The Company maintains a long-term incentive award program (“LTIP”) for certain officers, which meets the criteria for equity-based accounting. For each award, threshold (50% of target), target (100% of target) and stretch (150% of target) opportunities are eligible to be earned over a three-year performance period based on the Company’s relative performance on certain goals that were established at the onset of the performance period and cannot be altered subsequently. Shares of common stock are issued on the grant date and held as unvested stock awards until the end of the performance period. Shares are issued at the stretch opportunity in order to ensure that an adequate number of shares are allocated for shares expected to vest at the end of the performance period. Compensation expense on PSAs is based upon the fair value of the shares on the date of the grant for the expected aggregate share payout as of the period end.

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Maximum aggregate share payout at January 1, 2022	38,948	$31.40
Shares granted	60,755	29.63
Maximum aggregate share payout at March 31, 2022	99,703	$30.32
Minimum aggregate share payout	—	—
Expected aggregate share payout	80,682	$29.42

Information related to PSAs during each period is as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Compensation expense recognized	$195	$—
Income tax benefit recognized on vesting of PSAs	—	—

As of March 31, 2022, there was $2.0 million of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.6 years.

17.INCOME TAXES

During the three months ended March 31, 2022 and 2021, the Company’s consolidated effective tax rates were 28.1% and 25.2%, respectively. There were no significant unusual income tax items during the three months ended March 31, 2022 or 2021.

18.MERGER RELATED EXPENSES

Merger-related expenses were recorded in the consolidated statements of income as a component of non-interest expense and include costs relating to the Merger, as described in Note 2. Merger. These charges represent one-time costs associated with merger activities and do not represent ongoing costs of the fully integrated combined organization. Accounting guidance requires that merger-related transactional and restructuring costs incurred by the Company be charged to expense as incurred. There were no costs associated with merger expenses and transaction costs for the three months ended March 31, 2022. Costs associated with employee severance and other merger-related compensation expense incurred in connection with the Merger totaled $12.1 million for the three months ended March 31, 2021 and were recorded in merger expenses and transaction costs expense in the consolidated statements of income. Transaction costs (inclusive of costs to terminate leases) in connection with the Merger totaled $25.8 million for the three months ended March 31, 2021, and were recorded in merger expenses and transaction costs in the consolidated statements of income.

19. SUBSEQUENT EVENT

Subordinated Notes Issuance

On May 6, 2022, the Company issued $160.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due 2032 (“the Notes”).  The Notes are callable at par after five years, have a stated maturity of May 15, 2032 and bear interest at a fixed annual rate of 5.00% per year, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2022. The last interest payment for the fixed rate period will be May 15, 2027. From and including May 15, 2027 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the benchmark rate (which is expected to be Three-Month Term SOFR) plus 218 basis points, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2027.

The Company intends to use the net proceeds of the offering for the repayment of $115.0 million of the Company’s 4.50% fixed-to-floating rate subordinated notes due 2027, and $40.0 million of the Company’s 5.25% fixed-to-floating rate subordinated debentures due 2025. The repayment of the subordinated notes due 2027 is expected to result in a pre-tax write-off of debt issuance costs of approximately $750 thousand.  For a further discussion of the subordinated debentures, please see Note 14 to the condensed consolidated financial statements.

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

With the passage of the PPP, administered by the SBA, the Company participated in assisting its customers with applications for resources through the program.  Since the inception of the program, the consolidated PPP originations for the Company, including originations by both Legacy Dime and Bridge, through December 31, 2021 exceeded $1.90 billion. The Company’s ability to respond quickly to the SBA guidelines allowed the Company to be a source of funding for local businesses during the COVID-19 pandemic. The Company’s SBA PPP loans generally have a two-year or five-year term and earn interest at 1%.  Following the completion of the PPP, the Company sold its 2021 originations in order to re-deploy funds into ongoing loan portfolio growth. The Company believes that the remainder of its SBA PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of March 31, 2022, the Company had SBA PPP loans totaling $33.0 million, net of deferred fees. It is the Company’s expectation that loans funded through the PPP are fully guaranteed by the U.S. government.

We continue to monitor unfunded commitments through the pandemic, including commercial and home equity lines of credit, for evidence of increased credit exposure as borrowers utilize these lines for liquidity purposes.

Selected Financial Highlights and Other Data

(Dollars in Thousands Except Per Share Amounts)

	At or For the
	Three Months Ended
	March 31,
	2022	2021
Per Share Data:
Reported EPS (Diluted)	$0.82	$(0.66)
Cash dividends paid per common share	0.24	0.24
Book value per common share	26.32	25.43
Dividend payout ratio	29.27%	(36.36)%
Performance and Other Selected Ratios:
Return on average assets	1.13%	(0.79)%
Return on average equity	11.53	(8.18)
Net interest spread	3.07	2.98
Net interest margin	3.19	3.14
Average interest-earning assets to average interest-bearing liabilities	165.88	144.13
Non-interest expense to average assets	1.64	3.11
Efficiency ratio	51.8	117.5
Loan-to-deposit ratio at end of period	88.7	97.2
Effective tax rate	28.08	25.22
Asset Quality Summary:
Non-performing loans (1)	$35,962	$35,549
Non-performing assets	35,962	35,549
Net charge-offs (recoveries)	2,584	4,275
Non-performing assets/Total assets	0.30%	0.27%
Non-performing loans/Total loans	0.39	0.34
Allowance for credit loss/Total loans	0.86	0.93
Allowance for credit loss/Non-performing loans	221.39	276.24
(1)	Non-performing loans are defined as all loans on non-accrual status.

Critical Accounting Estimates

Note 1 Summary of Significant Accounting Policies, to the Company’s Audited Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2021 contains a summary of significant accounting policies. These accounting policies may require various levels of subjectivity, estimates or judgement by management. Policies with respect to the methodologies it uses to determine the allowance for credit losses on loans held for investment and fair value of loans acquired in a business combinations are critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations. These critical accounting estimates involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company’s consolidated results of operations or financial condition.

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

Fair value of loans acquired in a business combination

Methods and Assumptions Underlying the Estimate

On February 1, 2021, Legacy Dime merged with and into Bridge, Inc. in a merger of equals business combination accounted for as a reverse merger using the acquisition method of accounting (see Note 2 – Merger). As a result of the Merger, the Company recorded $100.2 million of goodwill, based on the fair value of acquired assets and liabilities of Bridge. The fair value often involved third-party estimates utilizing input assumptions by management which may be complex or uncertain. The fair value of acquired loans is based on a discounted cash flow methodology that considers factors such as type of loan and related collateral, and requires management’s judgment on estimates about discount rates, expected future cash flows, market conditions and other future events.

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

The Bank utilizes repurchase agreements as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities. As of March 31, 2022, the Bank’s repurchase agreements totaled $2.9 million, included in other short-term borrowings on the consolidated balance sheets.

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

Total deposits decreased $28.9 million during the three months ended March 31, 2022 compared to an increase of $6.36 billion for the three months ended March 31, 2021. The increase in total deposits during the 2021 period was primarily due to the acquisition of deposits in the Merger. Within deposits, core deposits (i.e., non-CDs) increased $42.6 million during the three months ended March 31, 2022 and increased $6.15 billion during the three months ended March 31, 2021. CDs decreased $71.5 million during the three months ended March 31, 2022 compared to an increase of $217.7 million during the three months ended March 31, 2021. The decrease in CDs during the current period was primarily due to the Bank not renewing higher-cost CDs. In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY or borrowing capacity through AFX and lines of credit with unaffiliated correspondent banks. At March 31, 2022, the Bank had an additional unused borrowing capacity of $3.00 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank increased its outstanding FHLBNY advances by $25.0 million during the three months ended March 31, 2022, compared to a $670.1 million decrease during the three months ended March 31, 2021. See Note 13. “FHLBNY Advances” for further information.

During the three months ended March 31, 2022 and 2021, real estate loan originations totaled $454.3 million and $308.7 million, respectively. During the three months ended March 31, 2022 and 2021, C&I loan originations totaled $26.1 million and $599.1 million, respectively. The decrease in C&I loan originations during the 2022 period was primarily due to PPP loan originations of $573.3 million during the three months ended March 31, 2021.

The Bank did not have proceeds from sales of securities available-for-sale during the three months ended March 31, 2022. Proceeds from sales of available-for-sale securities totaled $134.6 million during the three months ended March 31, 2021. Purchases of available-for-sale securities totaled $3.0 million and $327.2 million during the three months ended March

31, 2022 and 2021, respectively. Proceeds from pay downs and calls and maturities of available-for-sale securities were $49.9 million and $214.0 million for the three months ended March 31, 2022 and 2021, respectively.

The Bank did not have proceeds from sales of held-to-maturity securities during the three months ended March 31, 2022. Purchases of held-to-maturity securities totaled $31.9 million during the three months ended March 31, 2022.  Proceeds from pay downs and calls and maturities of held-to-maturity securities were $2.7 million for the three months ended March 31, 2022.  The Bank did not have securities held-to-maturity during the three months ended March 31, 2021.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets.  At March 31, 2022, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well capitalized" for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at March 31, 2022
			Basel III
		Consolidated	Minimum	To Be Categorized as
	Bank	Company	Requirement	“Well Capitalized” (1)
Tier 1 common equity ratio	12.7%	9.6%	4.5%	6.5%
Tier 1 risk-based capital ratio	12.7	10.8	6.0	8.0
Total risk-based capital ratio	13.6	13.5	8.0	10.0
Tier 1 leverage ratio	10.2	8.7	4.0	5.0
(1)	Only the Bank is subject to these requirements.

During the three months ended March 31, 2022, the Holding Company repurchased 505,005 shares of its common stock at an aggregate cost of $17.4 million. The Holding Company did not repurchase any shares of its common stock during the three months ended March 31, 2021. As of March 31, 2022, up to 581,682 shares remained available for purchase under the authorized share repurchase programs. See "Part II - Item 2. Other Information - Unregistered Sales of Equity Securities and Use of Proceeds" for additional information about repurchases of common stock.

The Holding Company paid $1.8 million in cash dividends on its preferred stock during both the three months ended March 31, 2022 and 2021, respectively.

The Holding Company paid $9.4 million and $9.8 million in cash dividends on its common stock during the three months ended March 31, 2022 and 2021, respectively.

Contractual Obligations

The Bank generally has outstanding at any time borrowings in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of March 31, 2022, the

Bank had $378.7 million of firm loan commitments that were accepted by the borrowers. All of these commitments are expected to close during the year ended December 31, 2022.

Additionally, in connection with the Loan Securitization, the Bank executed a reimbursement agreement with FHLMC that obligates the Company to reimburse FHLMC for any contractual principal and interest payments on defaulted loans, not to exceed 10% of the original principal amount of the loans comprising the aggregate balance of the loan pool at securitization. The maximum exposure under this reimbursement obligation is $28.0 million. The Bank has pledged $28.0 million of available-for-sale pass-through MBS issued by GSEs as collateral.

Asset Quality

General

We do not originate or purchase loans, either whole loans or loans underlying mortgage-backed securities (“MBS”), which would have been considered subprime loans at origination, i.e., real estate loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history. See Note 7 to our unaudited condensed consolidated financial statements for a discussion of evaluation for impaired securities.

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

We generally initiate foreclosure proceedings on real estate loans when a loan enters non-accrual status based upon non-payment, unless the borrower is paying in accordance with an agreed upon modified payment agreement. We obtain an updated appraisal upon the commencement of legal action to calculate a potential collateral shortfall and to reserve appropriately for the potential loss. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to Other Real Estate Owned (“OREO”) status. We generally attempt to utilize all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances. We have not initiated any expected or imminent foreclosure proceedings that are likely to have a material adverse impact on our consolidated financial statements. In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of generally at least six months.

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

Non-accrual Loans

Within our held-for-investment loan portfolio, non-accrual loans totaled $36.0 million at March 31, 2022 and $40.3 million at December 31, 2021.  Our loan portfolio as of March 31, 2022 includes loans acquired as part of the Merger that were already on non-accrual status, or have since been placed on non-accrual status.

The following is a reconciliation of non-accrual loans as of the dates indicated:

	March 31,	December 31,	March 31,
	2022	2021	2021

	(Dollars in thousands)
Non-accrual loans:
One-to-four family residential, including condominium and cooperative apartment	$5,241	$7,623	$5,384
Multifamily residential and residential mixed-use real estate	—	—	4,844
CRE	4,972	5,053	10,595
Acquisition, development, and construction	665	—	104
C&I	25,000	27,266	14,523
Other	84	365	99
Total non-accrual loans	$35,962	$40,307	$35,549
Ratios:
Total non-accrual loans to total loans	0.39%	0.44%	0.34%
Total non-performing assets to total assets	0.30	0.33	0.27

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

During the three months ended March 31, 2022, we modified five loans in a manner that met the criteria for a TDR by granting payment deferrals to borrowers experiencing financial difficulties. We did not modify any loans in a manner that met the criteria for a TDR during the three months ended March 31, 2021.

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

There was no carrying value of OREO properties on our consolidated balance sheets at March 31, 2022 or December 31, 2021. We did not recognize any provisions for losses on OREO properties during the three months ended March 31, 2022 or 2021.

Past Due Loans

Our loan portfolio as of March 31, 2022 includes loans acquired from the Merger that were already delinquent, or have since become delinquent.

Loans Delinquent 30 to 59 Days

At March 31, 2022, we had loans totaling $27.1 million that were past due between 30 and 59 days. At December 31, 2021, we had loans totaling $61.2 million that were past due between 30 and 59 days. The 30 to 59-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At March 31, 2022, we had loans totaling $924 thousand that were past due between 60 and 89 days. At December 31, 2021, we had loans totaling $12.1 million that were past due between 60 and 89 days. The 60 to 89-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

We continued accruing interest on 13 loans with an aggregate outstanding balance of $1.2 million at March 31, 2022, and nine loans with an aggregate outstanding balance of $3.0 million at December 31, 2021, all of which were 90 days or more past due. These loans were either well secured, awaiting a forbearance extension or formal payment deferral, or will likely be forgiven through the PPP or repurchased by the SBA, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Allowance for Off-Balance Sheet Exposures

We maintain an allowance, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of our allowance was $4.4 million at March 31, 2022 and $4.4 million at December 31, 2021. This allowance is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this allowance are recognized in provision for credit losses.

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

We recognized a credit loss recovery of $1.6 million during the three months ended March 31, 2022, compared to a provision of $15.8 million for the three months ended March 31, 2021. The $1.6 million credit loss recovery for the first quarter of 2022 was associated with the improvement in forecasted macroeconomic conditions as well as a reduction in reserves for individually evaluated loans. The $15.8 million credit loss provision for the first quarter of 2021 was due to a provision for credit losses recorded on acquired non-PCD loans which totaled $20.3 million, and a provision for unfunded commitments which approximated $3.1 million for the first quarter of 2021, offset by a credit of $7.6 million primarily as a result of improvement in forecasted macroeconomic conditions.

For a further discussion of the allowance for credit losses and related activity during the three months ended March 31, 2022 and 2021, please see Note 8 to the condensed consolidated financial statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of each to total loans at the dates indicated.

	March 31, 2022		December 31, 2021
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allocated	to Total	Allocated	to Total
	Amount	Loans	Amount	Loans

(Dollars in thousands)
One-to-four family residential and cooperative/condominium apartment	$4,528	0.68%	$5,932	0.89%
Multifamily residential and residential mixed-use	7,061	0.21	7,816	0.23
CRE	28,645	0.73	29,166	0.74
Acquisition, development, and construction	4,758	1.44	4,857	1.51
C&I	34,263	3.72	35,331	3.78
Other loans	360	2.95	751	4.44
Total	$79,615	0.86%	$83,853	0.91%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	At or for the Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)
Total loans outstanding at end of period (1)	$9,249,849	$10,506,098
Average total loans outstanding during the period(2)	9,228,480	8,809,150
Allowance for credit losses balance at end of period	79,615	98,200
Allowance for credit losses to total loans at end of period	0.86%	0.93%
Non-performing loans to total loans at end of period	0.39	0.34
Allowance for credit losses to total non-performing loans at end of period	221.39	276.24

Ratio of net charge-offs (recoveries) to average loans outstanding during the period:
One-to-four family residential and cooperative/condominium apartment	—%	0.01%
Multifamily residential and residential mixed-use	—	0.03
CRE	—	—
Acquisition, development, and construction	—	—
C&I	1.13	0.93
Other loans	0.04	—
Total	0.11	0.19
(1)	Total loans represent gross loans (excluding loans held for sale), inclusive of deferred fees/costs and premiums/discounts.
(2)	Total average loans represent gross loans (including loans held for sale), inclusive of deferred loan fees/costs and premiums/discounts.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Assets. Assets totaled $12.08 billion at March 31, 2022, $11.9 million above their level at December 31, 2021, primarily due to an increase of $39.3 million in cash and due from banks, an increase of $26.7 million in derivative assets, and an increase of $9.4 million in our loan portfolio, partially offset by a decrease of $82.1 million in securities.

Total loans increased $9.4 million during the three months ended March 31, 2022, to $9.17 billion at period end. During the period, we had loan originations of $480.4 million. Additionally, our allowance for credit losses decreased by $4.2 million.

Total securities decreased $82.1 million during the three months ended March 21, 2022, to $1.66 billion at period end, primarily due to unrealized losses of $63.3 million and proceeds from principal payments and calls of $52.6 million, offset in part by purchases of $34.9 million. We transferred $175.3 million of securities available-to-sale to securities held-to-maturity during the three months ended March 31, 2022.

Liabilities. Total liabilities increased $49.2 million during the three months ended March 31, 2022, to $10.92 billion at period end, primarily due to an increase of $64.5 million in derivative cash collateral, and an increase of $25.0 million in FHLBNY advances, partially offset by a decrease of $29.7 million in other liabilities and a decrease of $28.9 million in deposits.

Stockholders’ Equity. Stockholders’ equity decreased $37.3 million during the three months ended March 31, 2022 to $1.16 billion at period end, primarily due to other comprehensive loss of $43.2 million, repurchases of shares of common stock of $17.4 million, common stock dividends of $9.3 million, and preferred stock dividends of $1.8 million, offset in part by net income for the period of $34.5 million.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021

The Company’s results of operations for the three months ended March 31, 2021 include income for the two months following the Merger and the results of Legacy Dime for the month ended January 31, 2021. While Bridge was the legal acquirer and surviving corporation following the Merger, Legacy Dime is considered the acquirer for accounting purposes.

General. Net income was $34.5 million during the three months ended March 31, 2022, higher than the net loss of $21.0 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, net interest income increased by $11.3 million, non-interest income increased by $14.6 million, non-interest expense decreased by $32.9 million, income tax expense increased by $20.6 million, and the credit loss provision decreased by $17.4 million, compared to the three months ended March 31, 2021. Please see "Provision for Credit Losses" for a discussion of the credit loss provision for the three months ended March 31, 2021.

The discussion of net interest income for the three months ended March 31, 2022 and 2021 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from Federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Loan fees included in interest income were $834 thousand and $2.8 million during the three months ended March 31, 2022 and 2021, respectively. There are no out-of-period adjustments included in the rate/volume analysis in the following table.

Analysis of Net Interest Income

	Three Months Ended March 31,
	2022			2021
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans (1)	$8,296,732	$76,437	3.74%	$7,068,571	$66,412	3.81%
Commercial and industrial loans (1)	869,283	9,369	4.37	703,067	9,567	5.52
SBA PPP loans (1)	46,807	417	3.61	1,020,910	5,049	2.01
Other loans (1)	15,658	197	5.10	16,602	354	8.65
Securities	1,726,189	7,131	1.68	865,192	4,380	2.05
Other short-term investments	379,136	368	0.39	383,340	993	1.05
Total interest-earning assets	11,333,805	93,919	3.36%	10,057,682	86,755	3.50%
Non-interest earning assets	865,916			608,558
Total assets	$12,199,721			$10,666,240

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking	$870,889	$367	0.17%	$662,273	$311	0.19%
Money market	3,632,438	973	0.11	2,893,723	2,026	0.28
Savings	1,256,701	207	0.07	863,409	207	0.10
Certificates of deposit	824,883	984	0.48	1,522,017	2,754	0.73
Total interest-bearing deposits	6,584,911	2,531	0.16	5,941,422	5,298	0.36
FHLBNY advances	33,889	77	0.92	853,162	1,711	0.81
Subordinated debt, net	197,080	2,201	4.53	168,607	1,902	4.57
Other short-term borrowings	2,459	—	—	15,021	3	0.08
Total borrowings	233,428	2,278	3.96	1,036,790	3,616	1.41
Derivative cash collateral	14,335	1	0.03	—	—	—
Total interest-bearing liabilities	6,832,674	4,810	0.29%	6,978,212	8,914	0.52%
Non-interest-bearing checking	3,979,741			2,494,630
Other non-interest-bearing liabilities	189,843			164,859
Total liabilities	11,002,258			9,637,701
Stockholders' equity	1,197,463			1,028,539
Total liabilities and stockholders' equity	$12,199,721			$10,666,240
Net interest income		$89,109			$77,841
Net interest spread (2)			3.07%			2.98%
Net interest-earning assets	$4,501,131			$3,079,470
Net interest margin (3)			3.19%			3.14%
Ratio of interest-earning assets to interest-bearing liabilities			165.88%			144.13%
Deposits (including non-interest-bearing checking accounts)	$10,564,652	$2,531	0.10%	$8,436,052	$5,298	0.25%

(1) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average-interest earning assets.

Rate/Volume Analysis

	Three Months Ended March 31, 2022
	Compared to Three Months Ended March 31, 2021
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Real estate loans (1)	$11,392	$(1,367)	$10,025
Commercial and industrial (1)	2,029	(2,227)	(198)
SBA PPP loans (1)	(6,744)	2,112	(4,632)
Other loans (1)	(16)	(141)	(157)
Securities	3,946	(1,195)	2,751
Other short-term investments	(6)	(619)	(625)
Total interest-earning assets	$10,601	$(3,437)	$7,164
Interest-bearing liabilities:
Interest-bearing checking	$94	$(38)	$56
Money market	335	(1,388)	(1,053)
Savings	81	(81)	—
Certificates of deposit	(1,044)	(726)	(1,770)
FHLBNY advances	(1,751)	117	(1,634)
Subordinated debt, net	319	(20)	299
Other short-term borrowings	(1)	(2)	(3)
Derivative cash collateral	1	—	1
Total interest-bearing liabilities	$(1,966)	$(2,138)	$(4,104)
Net change in net interest income	$12,567	$(1,299)	$11,268

(1) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $89.1 million during the three months ended March 31, 2022, an increase of $11.3 million from the three months ended March 31, 2021. Average interest-earning assets were $11.33 billion for the three months ended March 31, 2022, an increase of $1.27 billion from $10.06 billion for the three months ended March 31, 2021. Net interest margin (“NIM”) was 3.19% during the three months ended March 31, 2022, up from 3.14% during the three months ended March 31, 2021.

Interest Income. Interest income was $93.9 million during the three months ended March 31, 2022, compared to $86.8 million during the three months ended March 31, 2021. During the first quarter of 2022, interest income increased $7.2 million from the first quarter of 2021, primarily reflecting increases in interest income of $10.0 million on real estate loans and $2.8 million on securities, partially offset by decreases in interest income of $4.6 million on SBA PPP loans and $625 thousand on other short-term investments. The increased interest income on real estate loans was related to an increase of $1.23 billion in the average balance of such loans in the 2022 period, offset in part by a 7-basis point decrease in the average yield. The increased interest income on securities was due to an increase of $861.0 million in the average balance of such securities during the period, offset in part by a 37-basis point decrease in the average yield. The increased average balances were related to increased balances from the Merger. The decreased interest income on SBA PPP loans was related to a decrease of $974.1 million in the average balance of such loans in the period, offset in part by a 160-basis point increase in the average yield.

Interest Expense. Interest expense was $4.8 million during the three months ended March 31, 2022, compared to $8.9 million during the three months ended March 31, 2021, primarily reflecting decreases in interest expense of $1.8 million on CDs, $1.6 million on FHLBNY advances, and $1.1 million on money market accounts, offset in part by a $299 thousand increase in interest expense on subordinated debt.  The decrease in interest expense was primarily due to decreased rates offered on CDs and money market accounts and decreases of $819.3 million in the average balances of FHLBNY advances and $697.1 million in the average balances of CDs.

Provision for Credit Losses. The Company recognized a credit loss recovery of $1.6 million during the three months ended March 31, 2022, compared to a provision of $15.8 million for the three months ended March 31, 2021. The $1.6 million credit loss recovery for the first quarter of 2022 was due to an improvement in forecasted macroeconomic conditions as well as a reduction in reserves for individually evaluated loans. The $15.8 million credit loss provision for the first quarter of 2021 was due to a provision for credit losses recorded on acquired non-PCD loans which totaled $20.3 million, and a provision for unfunded commitments which approximated $3.1 million for the first quarter of 2021, offset by a credit of $7.6 million primarily as a result of improvement in forecasted macroeconomic conditions.

Non-Interest Income. Non-interest income was $7.2 million during the three months ended March 31, 2022, compared to non-interest loss of $7.4 million during the three months ended March 31, 2021. During the first quarter of 2022, non-interest income increased $14.6 million from the first quarter of 2021, reflecting a $16.5 million loss on termination of derivatives during the 2021 period due to the Merger, an increase of $1.1 million in service charges and other fees, and an increase of $500 thousand in BOLI income during the 2022 period, partially offset by a $710 thousand net gain on sale of securities and other assets during the 2021 period, a decrease of $1.8 million in loan level derivative income, and a decrease of $575 thousand in gain on sale of residential loans during the 2022 period.

During the three months ended March 31, 2021, the Company terminated 34 derivatives with notional values totaling $785.0 million, resulting in a termination value of $16.5 million which was recognized in loss on termination of derivatives in non-interest income. Due to the terminations during the three months ended March 31, 2021, the remaining termination value was recognized as part of the loss on terminations during the three months ended March 31, 2021.

Non-Interest Expense. Non-interest expense was $49.9 million during the three months ended March 31, 2022, compared $82.8 million during the three months ended March 31, 2021. During the first quarter of 2022, non-interest expense decreased $32.9 million from the first quarter of 2021, reflecting merger expenses and transaction costs of $37.9 million, loss on extinguishment of debt of $1.6 million, and curtailment loss of $1.5 million during the 2021 period due to the Merger, partially offset by an increase during the 2022 period of $6.0 million in salaries and employee benefits expenses, and an increase in $607 thousand in occupancy and equipment expense, primarily due to the Merger.

Non-interest expense was 1.64% and 3.11% of average assets during the three months ended March 31, 2022 and 2021, respectively.

Income Tax Expense. Income tax expense was $13.5 million during the three months ended March 31, 2022, compared to income tax benefit of $7.1 million during the three months ended March 31, 2021. The reported effective tax rate for the first quarter of 2022 was 28.1%, and 25.2% for the first quarter of 2021. The increase in the effective tax rate during the first quarter of 2022 compared to the year ago quarter was primarily the result of the loss of benefits from the Company’s REITs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2021 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2022. The following is an update of the discussion provided therein.

General. The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the three months ended March 31, 2022, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Interest Rate Risk Exposure Analysis

Economic Value of Equity (“EVE”) Analysis. In accordance with agency regulatory guidelines, the Company simulates the impact of interest rate volatility upon EVE using several interest rate scenarios. EVE is the difference between the present value of the expected future cash flows of the Company’s assets and liabilities and the value of any off-balance sheet items, such as derivatives, if applicable.

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

In order to measure the Company’s sensitivity to changes in interest rates, EVE is calculated under market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under various other interest rate scenarios (“Rate Shock Scenarios”) representing immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed in the Pre-Shock Scenario. An increase in the EVE is considered favorable, while a decline is considered unfavorable. The changes in EVE between the Pre-Shock Scenario and various Rate Shock Scenarios due to fluctuations in interest rates reflect the interest rate sensitivity of the Company’s assets, liabilities, and off-balance sheet items that are included in the EVE. Management reports the EVE results to the Board of Directors on a quarterly basis. The report compares the Company’s estimated Pre-Shock Scenario EVE to the estimated EVE calculated under the various Rate Shock Scenarios.

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

The analysis that follows presents, as of March 31, 2022 and December 31, 2021, the estimated EVE at both the Pre-Shock Scenario and the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios.

	March 31, 2022			December 31, 2021
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$1,887,450	$146,536	8.4%	$1,413,179	$194,959	16.0%
+ 100 Basis Points	1,832,296	91,382	5.2%	1,334,981	116,761	9.6%
Pre-Shock Scenario	1,740,914	—	—	1,218,220	—	—

The Company’s Pre-Shock Scenario EVE increased from $1.22 billion at December 31, 2021 to $1.74 billion at March 31, 2022. The primary factor contributing to the increase in EVE at March 31, 2022, was the increase in value of the Bank’s low-cost deposit base relative to the current rate environment.  During the first quarter of 2022, market interest rates utilized in the calculation of economic value increased materially across all yield curve points. However, management held the Bank’s cost of deposits relatively flat during this same time period, resulting in additional economic value associated with this low-cost funding base.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios increased from $1.33 billion and $1.41 billion, respectively, at December 31, 2021, to $1.83 billion and $1.89 billion, respectively, at March 31, 2022.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates over a 12-month period beginning March 31, 2022, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	1.2%	8.5%
+ 100 Basis Points	0.5%	4.4%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates. The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios.

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	3.7%	10.6%
+ 100 Basis Points	1.9%	5.7%

iIte

Item 4.Controls and Procedures

Management of the Company, with the participation of its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2022, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company was not involved in any actions or proceedings that were likely to have a material adverse impact on its financial condition and results of operations as of March 31, 2022.

Item 1A.Risk Factors

There have been no changes to the risks disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.

(c)

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Programs (1)
January 2022	120,215	$35.60	120,215	966,472
February 2022	135,317	34.35	135,317	831,155
March 2022	249,473	33.93	249,473	581,682
(1)	In August 2021, we announced the adoption of a new stock repurchase program of up to 2,043,968 shares, upon the completion of our existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of March 31, 2022, there were 581,682 shares remaining to be purchased in the program.

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
101

The following financial statements from Dime Community Bancshares, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2022, filed on May 9, 2022, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2022 and 2021, (iv) Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

Dime Community Bancshares, Inc.

Dated: May 9, 2022	By:	/s/ KEVIN M. O’CONNOR
Kevin M. O’Connor
Chief Executive Officer

Dated: May 9, 2022	By:	/s/ AVINASH REDDY
Avinash Reddy
Senior Executive Vice President and Chief Financial Officer