Form 10-Q
period 2022-06-30
Dime Community Bancshares, Inc. /NY/
filed 2022-08-08
CIK 846617

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at July 31, 2022
$0.01 Par Value	38,597,441

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (together with its direct and indirect subsidiaries, the “Company”), in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on such statements. These factors include, without limitation, the following:

●	increases in competitive pressure among financial institutions or from non-financial institutions;
●	inflation and fluctuation in market interest rates, which may affect demand for our products, interest margins and the fair value of financial instruments;
●	changes in deposit flows, loan demand or real estate values;
●	changes in the quality and composition of our loan or investment portfolios;
●	changes in accounting principles, policies or guidelines;
●	changes in corporate and/or individual income tax laws or policies;
●	general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry;
●	legislative, regulatory or policy changes;
●	technological changes;
●	breaches or failures of the Company’s information technology security systems;
●	difficulties or unanticipated expenses incurred in the consummation of new business initiatives or the integration of any acquired entities;
●	litigation or matters before regulatory agencies;
●	the effects of the COVID-19 pandemic, including the impact of government responses, changes in consumer behavior, and supply chain interruptions; and
●	the risks referred to in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.   Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands except share amounts)

	June 30,	December 31,
	2022	2021
Assets:
Cash and due from banks	$281,487	$393,722
Securities available-for-sale, at fair value	1,007,757	1,563,711
Securities held-to-maturity	579,965	179,309
Loans held for sale	530	5,493
Loans held for investment, net of fees and costs	9,660,907	9,244,661
Allowance for credit losses	(79,426)	(83,853)
Total loans held for investment, net	9,581,481	9,160,808
Premises and fixed assets, net	48,686	50,368
Premises held for sale	556	556
Restricted stock	42,110	37,732
Bank Owned Life Insurance ("BOLI")	328,928	295,789
Goodwill	155,797	155,797
Other intangible assets	7,346	8,362
Operating lease assets	59,511	64,258
Derivative assets	106,917	45,086
Accrued interest receivable	38,382	40,149
Other assets	107,632	65,224
Total assets	$12,347,085	$12,066,364

Liabilities:
Interest-bearing deposits	$6,726,277	$6,538,551
Non-interest-bearing deposits	3,839,724	3,920,423
Total deposits	10,566,001	10,458,974
Federal Home Loan Bank of New York ("FHLBNY") advances	100,000	25,000
Other short-term borrowings	2,162	1,862
Subordinated debt, net	200,327	197,096
Derivative cash collateral	115,790	4,550
Operating lease liabilities	61,850	66,103
Derivative liabilities	93,420	40,728
Other liabilities	67,013	79,431
Total liabilities	11,206,563	10,873,744

Commitments and contingencies

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at June 30, 2022 and December 31, 2021)	116,569	116,569
Common stock ($0.01 par, 80,000,000 shares authorized, 41,616,414 shares and 41,610,939 shares issued at June 30, 2022 and December 31, 2021, respectively, and 38,769,353 shares and 39,877,833 shares outstanding at June 30, 2022 and December 31, 2021, respectively)	416	416
Additional paid-in capital	495,266	494,125
Retained earnings	705,371	654,726
Accumulated other comprehensive loss, net of deferred taxes	(69,950)	(6,181)
Unearned equity awards	(10,260)	(7,842)
Treasury stock, at cost (2,847,061 shares and 1,733,106 shares at June 30, 2022 and December 31, 2021, respectively)	(96,890)	(59,193)
Total stockholders' equity	1,140,522	1,192,620
Total liabilities and stockholders' equity	$12,347,085	$12,066,364

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income:
Loans	$93,102	$94,288	$179,522	$175,670
Securities	7,067	5,127	14,198	9,507
Other short-term investments	741	986	1,109	1,979
Total interest income	100,910	100,401	194,829	187,156
Interest expense:
Deposits and escrow	3,731	4,803	6,262	10,101
Borrowed funds	3,573	2,344	5,851	5,960
Derivative cash collateral	94	—	95	—
Total interest expense	7,398	7,147	12,208	16,061
Net interest income	93,512	93,254	182,621	171,095
Provision (credit) for credit losses	44	(4,248)	(1,548)	11,531
Net interest income after provision (credit) for credit losses	93,468	97,502	184,169	159,564

Non-interest income:
Service charges and other fees	4,337	3,876	8,395	6,796
Title fees	683	688	1,104	1,121
Loan level derivative income	1,685	559	1,691	2,351
BOLI income	4,143	1,593	5,982	2,932
Gain on sale of Small Business Administration ("SBA") loans	723	21,670	965	21,834
Gain on sale of residential loans	191	506	339	1,229
Net gain on equity securities	—	—	—	131
Net gain on sale of securities and other assets	—	20	—	730
Loss on termination of derivatives	—	—	—	(16,505)
Other	362	632	851	1,542
Total non-interest income	12,124	29,544	19,327	22,161
Non-interest expense:
Salaries and employee benefits	28,454	27,598	59,288	52,417
Severance	2,193	1,875	2,193	1,875
Occupancy and equipment	7,396	8,122	14,980	15,099
Data processing costs	3,913	5,031	7,718	8,559
Marketing	1,515	788	2,810	1,648
Professional services	2,028	2,538	4,122	4,403
Federal deposit insurance premiums	1,150	934	2,300	1,873
Loss from extinguishment of debt	740	157	740	1,751
Curtailment loss	—	—	—	1,543
Merger expenses and transaction costs	—	1,836	—	39,778
Branch restructuring costs	—	1,659	—	1,659
Amortization of other intangible assets	430	835	1,016	1,192
Other	4,019	3,509	6,559	5,890
Total non-interest expense	51,838	54,882	101,726	137,687
Income before income taxes	53,754	72,164	101,770	44,038
Income tax expense	15,269	20,886	28,754	13,794
Net income	38,485	51,278	73,016	30,244
Preferred stock dividends	1,822	1,822	3,643	3,643
Net income available to common stockholders	$36,663	$49,456	$69,373	$26,601
Earnings per common share:
Basic	$0.94	$1.19	$1.76	$0.70
Diluted	$0.94	$1.19	$1.76	$0.70

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$38,485	$51,278	$73,016	$30,244
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities:
Change in net unrealized gain (loss) during the period	(33,157)	8,966	(103,288)	(6,568)
Reclassification adjustment for net gains included in net gain on sale of securities and other assets	—	(20)	—	(1,207)
Accretion of net unrealized loss on securities transferred to held to maturity	829	—	999	—
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(936)	(438)	(1,870)	(860)
Reclassification adjustment for curtailment loss	—	—	—	1,543
Change in the net actuarial gain	998	644	1,995	1,529
Change in unrealized gain (loss) on derivatives:
Change in net unrealized gain (loss) during the period	2,309	(1,406)	9,161	3,542
Reclassification adjustment for loss included in loss on termination of derivatives	—	—	—	16,505
Reclassification adjustment for expense included in interest expense	(54)	10	(23)	864
Other comprehensive (loss) income before income taxes	(30,011)	7,756	(93,026)	15,348
Deferred tax (benefit) expense	(9,441)	3,711	(29,257)	4,848
Total other comprehensive (loss) income, net of tax	(20,570)	4,045	(63,769)	10,500
Total comprehensive income	$17,915	$55,323	$9,247	$40,744

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30, 2022
						Accumulated
						Other
						Comprehensive		Common
	Number of			Additional		Loss,	Unearned	Stock	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Held by	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	BMP	at cost	Equity
Beginning balance as of January 1, 2022	39,877,833	$116,569	$416	$494,125	$654,726	$(6,181)	$(7,842)	$—	$(59,193)	$1,192,620
Net income	—	—	—	—	34,531	—	—	—	—	34,531
Other comprehensive loss, net of tax	—	—	—	—	—	(43,199)	—	—	—	(43,199)
Release of shares, net of forfeitures	127,812	—	—	844	—	—	(3,939)	—	3,284	189
Stock-based compensation	—	—	—	—	—	—	1,219	—	—	1,219
Shares received related to tax withholding	(40,731)	—	—	—	—	—	—	—	(1,414)	(1,414)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(9,446)	—	—	—	—	(9,446)
Purchase of treasury stock	(505,005)	—	—	—	—	—	—	—	(17,392)	(17,392)
Ending balance as of March 31, 2022	39,459,909	116,569	416	494,969	677,990	(49,380)	(10,562)	—	(74,715)	1,155,287

Net income	—	—	—	—	38,485	—	—	—	—	38,485
Other comprehensive loss, net of tax	—	—	—	—	—	(20,570)	—	—	—	(20,570)
Release of shares, net of forfeitures	27,125	—	—	297	—	—	(644)	—	726	379
Stock-based compensation	—	—	—	—	—	—	946	—	—	946
Shares received related to tax withholding	(37)	—	—	—	—	—	—	—	(1)	(1)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(9,282)	—	—	—	—	(9,282)
Purchase of treasury stock	(717,644)	—	—	—	—	—	—	—	(22,900)	(22,900)
Ending balance as of June 30, 2022	38,769,353	$116,569	$416	$495,266	$705,371	$(69,950)	$(10,260)	$—	$(96,890)	$1,140,522

	Six Months Ended June 30, 2021
						Accumulated
						Other
						Comprehensive		Common
	Number of			Additional		(Loss) Income,	Unearned	Stock	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Held by	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	BMP	at cost	Equity
Beginning balance as of January 1, 2021	21,232,984	$116,569	$348	$278,295	$600,641	$(5,924)	$—	$(1,496)	$(287,337)	$701,096
Cumulative change in accounting principle (Note 1)	—	—	—	—	1,686	—	—	—	—	1,686
Adjusted beginning balance on January 1, 2021	21,232,984	116,569	348	278,295	602,327	(5,924)	—	(1,496)	(287,337)	702,782
Net loss	—	—	—	—	(21,034)	—	—	—	—	(21,034)
Other comprehensive income, net of tax	—	—	—	—	—	6,455	—	—	—	6,455
Reverse merger with Bridge Bancorp Inc.	19,992,284	—	65	206,641	—	—	(2,603)	—	287,107	491,210
Exercise of stock options	15,928	—	—	292	—	—	—	—	80	372
Release of shares, net of forfeitures	335,959	—	3	8,562	—	—	(8,340)	—	(33)	192
Stock-based compensation	—	—	—	—	—	—	836	—	—	836
Shares received to satisfy distribution of retirement benefits	(41,101)	—	—	(1,359)	—	—	—	1,496	(1,130)	(993)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(5,175)	—	—	—	—	(5,175)
Ending balance as of March 31, 2021	41,536,054	116,569	416	492,431	574,297	531	(10,107)	—	(1,313)	1,172,824

Net income	—	—	—	—	51,278	—	—	—	—	51,278
Other comprehensive income, net of tax	—	—	—	—	—	4,045	—	—	—	4,045
Exercise of stock options	1,174	—	—	(7)	—	—	—	—	31	24
Release of shares, net of forfeitures	49,803	—	—	424	—	—	64	—	(141)	347
Stock-based compensation	—	—	—	—	—	—	1,514	—	—	1,514
Shares received related to tax withholding	(3,342)	—	—	—	—	—	—	—	(147)	(147)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	—	(1,822)
Cash dividends declared to common stockholders, net	—	—	—	—	(9,962)	—	—	—	—	(9,962)
Purchase of treasury stock	(424,121)	—	—	—	—	—	—	—	(13,825)	(13,825)
Ending balance as of June 30, 2021	41,159,568	$116,569	$416	$492,848	$613,791	$4,576	$(8,529)	$—	$(15,395)	$1,204,276

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,016	$30,244
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sales of securities available-for-sale and other assets	—	(730)
Net gain on equity securities	—	(131)
Net gain on sale of loans held for sale	(1,304)	(23,063)
Loss on termination of derivatives	—	16,505
Net depreciation, amortization and accretion	4,370	817
Amortization of other intangible assets	1,016	1,192
Loss on extinguishment of debt	740	1,751
Stock-based compensation	2,165	2,350
(Credit) provision for credit losses	(1,548)	11,531
Originations of loans held for sale	(14,790)	(26,198)
Proceeds from sale of loans originated for sale	28,069	42,679
Increase in cash surrender value of BOLI	(3,826)	(2,932)
Gain from death benefits from BOLI	(2,156)	—
(Increase) decrease in other assets	(32,856)	93,355
Increase (decrease) in other liabilities	94,513	(89,649)
Net cash provided by operating activities	147,409	57,721
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	—	138,077
Proceeds from sales of marketable equity securities	—	6,101
Purchases of securities available-for-sale	(6,210)	(508,315)
Purchases of securities held-to-maturity	(41,631)	—
Proceeds from calls and principal repayments of securities available-for-sale	112,270	290,439
Proceeds from calls and principal repayments of securities held-to-maturity	14,102	—
Purchase of BOLI	(30,000)	(40,000)
Proceeds received from cash surrender value of BOLI	2,843	—
Proceeds from the sale of portfolio loans transferred to held for sale	13,201	667,629
Net increase in loans	(439,736)	(24,351)
Purchases of fixed assets, net	(1,753)	(643)
(Purchases) redemptions of restricted stock, net	(4,378)	61,620
Net cash received in business combination	—	715,988
Net cash (used in) provided by investing activities	(381,292)	1,306,545
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	107,245	1,125,900
Proceeds (repayments) from FHLBNY advances, short-term, net	75,000	(1,228,865)
Repayments of FHLBNY advances, long-term	—	(190,150)
Proceeds from FHLBNY advances, long-term	—	25,000
Proceeds (repayments) of other short-term borrowings, net	300	(118,159)
Proceeds from subordinated debentures issuance, net	157,559	—
Redemption of subordinated debentures	(155,000)	—
Proceeds from exercise of stock options	—	396
Release of stock for benefit plan awards	568	539
Payments related to tax withholding for equity awards	(1,415)	(147)
BMP ESOP shares received to satisfy distribution of retirement benefits	—	(993)
Purchase of treasury stock	(40,292)	(13,825)
Cash dividends paid to preferred stockholders	(3,643)	(3,643)
Cash dividends paid to common stockholders	(18,674)	(19,739)
Net cash provided by (used in) financing activities	121,648	(423,686)
(Decrease) increase in cash and cash equivalents	(112,235)	940,580
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	393,722	243,603
CASH AND CASH EQUIVALENTS, END OF PERIOD	$281,487	$1,184,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$22,057	$4,655
Cash paid for interest	10,895	17,302
Securities available-for-sale transferred to held-to-maturity	372,153	—
Loans transferred to held for sale	24,178	674,350
Loans transferred to held for investment	4,078	—
Premises transferred to held for sale	—	2,799
Operating lease assets in exchange for operating lease liabilities	1,004	4,048
Cumulative change due to Current Expected Credit Loss ("CECL") Standard adoption	—	1,686
Net non-cash liabilities assumed in Merger (See Note 2)	—	324,479

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

As of June 30, 2022, we operated 60 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, and the Bronx.

The Company is a bank holding company engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank. The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations include Dime Community Inc., a real estate investment trust subsidiary which was formerly known as Bridgehampton Community, Inc., as an operating subsidiary. Our bank operations also include Bridge Abstract LLC (“Bridge Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. In September 2021, the Company dissolved two REITs, DSBW Preferred Funding Corporation and DSBW Residential Preferred Funding Corporation, which were wholly-owned subsidiaries of the Bank, and the preferred shares outstanding were redeemed by their shareholders.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which remain significantly unchanged and have been followed similarly as in prior periods.

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

Risks and Uncertainties

In March 2020, the United States declared a National Public Health Emergency in response to the COVID-19 pandemic. The outbreak of COVID-19 has materially, adversely impacted labor supply, supply chains, and certain industries in which our customers and vendors operate, and could materially impair their ability to fulfill their obligations to us. Further additional outbreaks of COVID-19 variants could lead to economic recession and other severe disruptions in the U.S. economy, may disrupt banking and other financial activity in the areas in which we operate, and could potentially create widespread business continuity issues for us. Future government actions in response to the COVID-19 pandemic, including vaccination mandates, may also affect our workforce, human capital resources, and infrastructure.

It is possible that there will be continued material, adverse impacts to significant estimates, asset valuations, and business operations, including intangible assets, investments, loans, deferred tax assets, and derivative counter party risk, changes in consumer behavior, and supply chain interruptions.

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

3.SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of June 30, 2022 and December 31, 2021, the results of operations and statements of comprehensive income for the three and six months ended June 30, 2022 and 2021, the changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021.

Please see "Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for a discussion of areas in the accompanying unaudited condensed consolidated financial statements utilizing significant estimates.

The Company’s cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Company to post cash collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. Derivative cash collateral represents cash collateral collected for these derivative agreements in a net asset position. Interest expense on derivative cash collateral is accrued based on the amount outstanding during the period. A reclassification has been made to the December 31, 2021 amount to conform to the current year presentation. The Company reported derivative cash collateral totaling $4.6 million in other liabilities in its consolidated financial statements as of December 31, 2021. Disclosures about the Company’s hedging activities are presented in Note 10. Derivatives and Hedging Activities.

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

4.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
		Defined		Other
		Benefit		Comprehensive
(In thousands)	Securities	Plans	Derivatives	Income (Loss)
Balance as of January 1, 2022	$(7,864)	$(1,306)	$2,989	$(6,181)
Other comprehensive (loss) income before reclassifications	(70,803)	1,368	6,279	(63,156)
Amounts reclassified from accumulated other comprehensive loss	685	(1,282)	(16)	(613)
Net other comprehensive (loss) income during the period	(70,118)	86	6,263	(63,769)
Balance as of June 30, 2022	$(77,982)	$(1,220)	$9,252	$(69,950)

Balance as of January 1, 2021	$12,694	$(6,086)	$(12,532)	$(5,924)
Other comprehensive (loss) income before reclassifications	(4,451)	2,061	13,700	11,310
Amounts reclassified from accumulated other comprehensive loss	(812)	(579)	581	(810)
Net other comprehensive (loss) income during the period	(5,263)	1,482	14,281	10,500
Balance as of June 30, 2021	$7,431	$(4,604)	$1,749	$4,576

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Change in unrealized gain (loss) on securities:
Change in net unrealized gain (loss) during the period	$(33,157)	$8,966	$(103,288)	$(6,568)
Reclassification adjustment for net gains included in net gain on sale of securities and other assets	—	(20)	—	(1,207)
Accretion of net unrealized loss on securities transferred to held-to-maturity	829	—	999	—
Net change	(32,328)	8,946	(102,289)	(7,775)
Tax (benefit) expense	(10,169)	2,817	(32,171)	(2,512)
Net change in unrealized gain (loss) on securities, net of reclassification adjustments and tax	(22,159)	6,129	(70,118)	(5,263)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(936)	(438)	(1,870)	(860)
Reclassification adjustment for curtailment loss	—	—	—	1,543
Change in the net actuarial gain	998	644	1,995	1,529
Net change	62	206	125	2,212
Tax expense	18	95	39	730
Net change in pension and other postretirement obligations	44	111	86	1,482
Change in unrealized gain (loss) on derivatives:
Change in net unrealized gain (loss) during the period	2,309	(1,406)	9,161	3,542
Reclassification adjustment for loss included in loss on termination of derivatives	—	—	—	16,505
Reclassification adjustment for expense included in interest expense	(54)	10	(23)	864
Net change	2,255	(1,396)	9,138	20,911
Tax expense	710	799	2,875	6,630
Net change in unrealized gain (loss) on derivatives, net of reclassification adjustments and tax	1,545	(2,195)	6,263	14,281
Other comprehensive (loss) income, net of tax	$(20,570)	$4,045	$(63,769)	$10,500

5.EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average common shares outstanding during the reporting period. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into common stock. In determining the weighted-average shares outstanding for basic and diluted EPS, treasury shares are excluded. Vested restricted stock award (“RSA”) shares are included in the calculation of the weighted-average shares outstanding for basic and diluted EPS. Unvested RSA and performance-based share awards (“PSA”) shares not yet awarded are recognized as a special class of participating securities under ASC 260, and are included in the calculation of the weighted-average shares outstanding for basic and diluted EPS.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except share and per share amounts)	2022	2021	2022	2021

Net income available to common stockholders	$36,663	$49,456	$69,373	$26,601
Less: Dividends paid and earnings allocated to participating securities	(432)	(539)	(806)	(276)
Income attributable to common stock	$36,231	$48,917	$68,567	$26,325
Weighted-average common shares outstanding, including participating securities	39,092,205	41,432,256	39,384,803	38,006,716
Less: weighted-average participating securities	(460,522)	(451,179)	(445,050)	(367,144)
Weighted-average common shares outstanding	38,631,683	40,981,077	38,939,753	37,639,572
Basic EPS	$0.94	$1.19	$1.76	$0.70

Income attributable to common stock	$36,231	$48,917	$68,567	$26,325
Weighted-average common shares outstanding	38,631,683	40,981,077	38,939,753	37,639,572
Weighted-average common equivalent shares outstanding	—	508	—	832
Weighted-average common and equivalent shares outstanding	38,631,683	40,981,585	38,939,753	37,640,404
Diluted EPS	$0.94	$1.19	$1.76	$0.70

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 121,253 weighted-average stock options outstanding for the three and six months ended June 30, 2022, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

There were 180,020 weighted-average stock options outstanding for the three and six months ended June 30, 2021, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

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

7.SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Treasury securities	$247,412	$—	$(15,532)	$231,880
Corporate securities	151,335	—	(10,139)	141,196
Pass-through mortgage-backed securities ("MBS") issued by government sponsored entities ("GSEs")	299,686	3	(22,047)	277,642
Agency collateralized mortgage obligations ("CMOs")	357,546	—	(35,665)	321,881
State and municipal obligations	37,707	—	(2,549)	35,158
Total securities available-for-sale	$1,093,686	$3	$(85,932)	$1,007,757

	June 30, 2022
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$88,957	$—	$(9,201)	$79,756
Corporate securities	5,000	—	—	5,000
Pass-through MBS issued by GSEs	287,959	—	(26,529)	261,430
Agency CMOs	198,049	328	(12,693)	185,684
Total securities held-to-maturity	$579,965	$328	$(48,423)	$531,870

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$82,476	$—	$(2,222)	$80,254
Treasury securities	247,916	—	(3,147)	244,769
Corporate securities	148,430	4,354	(754)	152,030
Pass-through MBS issued by GSEs	528,749	4,271	(6,566)	526,454
Agency CMOs	527,348	2,705	(8,795)	521,258
State and municipal obligations	39,175	73	(302)	38,946
Total securities available-for-sale	$1,574,094	$11,403	$(21,786)	$1,563,711

	December 31, 2021
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Pass-through MBS issued by GSEs	$118,382	$59	$(1,141)	$117,300
Agency CMOs	60,927	—	(873)	60,054
Total securities held-to-maturity	$179,309	$59	$(2,014)	$177,354

The Company reassessed classification of certain investments during the six months ended June 30, 2022 and transferred securities with a book value of $400.0 million from available-for-sale to held-to-maturity. The transfers occurred at fair value totaling $372.2 million. The related unrealized losses of $27.8 million were converted to a discount that is being accreted through interest income on a level-yield method over the term of the securities, while the unrealized losses recorded in other comprehensive income are amortized out of other comprehensive income through interest income on a level-yield method over the remaining term of securities, with no net change to interest income. No gain or loss was recorded at the time of transfer. There were no transfers of securities held-to-maturity to securities available-for-sale during the six months ended June 30, 2022. There were no transfers to or from securities held-to-maturity during the six months ended June 30, 2021.

The carrying amount of securities pledged at June 30, 2022 and December 31, 2021 was $634.9 million and $727.8 million, respectively.

At June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The amortized cost and fair value of securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	June 30, 2022
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$3,904	$3,851
One to five years	276,581	259,282
Five to ten years	150,824	140,475
Beyond ten years	5,145	4,626
Pass-through MBS issued by GSEs and agency CMO	657,232	599,523
Total	$1,093,686	$1,007,757

Held-to-maturity
Within one year	$—	$—
One to five years	10,000	9,622
Five to ten years	78,957	70,134
Beyond ten years	5,000	5,000
Pass-through MBS issued by GSEs and agency CMO	486,008	447,114
Total	$579,965	$531,870

The following table presents the information related to sales of securities available-for-sale as of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Securities available-for-sale
Proceeds	$—	$3,519	$—	$138,077
Gross gains	—	20	—	1,327
Tax expense on gains	—	7	—	421
Gross losses	—	—	—	120
Tax benefit on losses	—	—	—	38

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Proceeds:
Marketable equity securities	$—	$—	$—	$6,101

There were no gains on marketable equity securities for the three and six months ended June 30, 2022, and the three months ended June 30, 2021. Net gain of $131 thousand was recognized on marketable equity securities for the six months ended June 30, 2021. Marketable equity securities were fully liquidated in connection with the termination of the Benefit Maintenance Plan (“BMP”) during the three months ended March 31, 2021.

There were no sales of securities held-to-maturity during the three and six months ended June 30, 2022 and 2021.

The following table summarizes the gross unrealized losses and fair value of securities available-for-sale aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	June 30, 2022
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Treasury securities	$231,880	$15,532	$—	$—	$231,880	$15,532
Corporate securities	138,286	10,049	2,910	90	141,196	10,139
Pass-through MBS issued by GSEs	241,079	16,964	32,676	5,083	273,755	22,047
Agency CMOs	212,774	16,090	108,938	19,575	321,712	35,665
State and municipal obligations	28,021	1,728	6,447	821	34,468	2,549

	December 31, 2021
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$58,607	$1,369	$21,647	$853	$80,254	$2,222
Treasury securities	244,769	3,147	—	—	244,769	3,147
Corporate securities	37,620	754	—	—	37,620	754
Pass-through MBS issued by GSEs	422,634	6,333	4,748	233	427,382	6,566
Agency CMOs	349,879	8,672	3,182	123	353,061	8,795
State and municipal obligations	18,887	302	—	—	18,887	302

As of June 30, 2022, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available-for-sale debt securities was required. Additionally, given the high-quality composition of the Company’s held-to-maturity portfolio, the Company did not record an allowance for credit losses on the held-to-maturity portfolio. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Accrued interest receivable on securities totaling $4.6 million and $4.4 million at June 30, 2022 and December 31, 2021, respectively, was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

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

At June 30, 2022, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. government; Agency Notes, Treasury Securities, Pass-through MBS issued by GSEs, Agency Collateralized Mortgage Obligations. Substantially all of the corporate bonds within the portfolio have maintained an investment grade rating by either Kroll, Egan-Jones, Fitch, Moody’s or Standard and Poor’s. None of the unrealized losses are related to credit losses. Substantially all of the state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

8.LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	June 30, 2022	December 31, 2021
One-to-four family residential and cooperative/condominium apartment	$691,586	$669,282
Multifamily residential and residential mixed-use	3,654,164	3,356,346
Commercial real estate ("CRE")	4,091,372	3,945,948
Acquisition, development, and construction	252,108	322,628
Total real estate loans	8,689,230	8,294,204
C&I	960,888	933,559
Other loans	10,789	16,898
Total	9,660,907	9,244,661
Allowance for credit losses	(79,426)	(83,853)
Loans held for investment, net	$9,581,481	$9,160,808

Included in C&I loans were Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans totaling $18.9 million and $66.0 million at June 30, 2022 and December 31, 2021, respectively. SBA PPP loans carry a 100% guarantee from the SBA. The Company may hold an allowance for credit losses as a result of individual loan analysis.

The following tables present data regarding the allowance for credit losses activity for the periods indicated:

	At or for the Three Months Ended June 30, 2022
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
(In thousands)	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance	$4,528	$7,061	$28,645	$4,758	$44,992	$34,263	$360	$79,615
(Credit) provision for credit losses	(14)	(58)	(2,452)	(970)	(3,494)	3,934	(74)	366
Charge-offs	—	—	—	—	—	(645)	—	(645)
Recoveries	—	—	54	—	54	36	—	90
Ending balance	$4,514	$7,003	$26,247	$3,788	$41,552	$37,588	$286	$79,426

	At or for the Three Months Ended June 30, 2021
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
(In thousands)	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance	$5,133	$10,421	$44,837	$3,899	$64,290	$33,378	$532	$98,200
Provision (credit) for credit losses	394	34	(3,232)	1,259	(1,545)	(2,947)	(31)	(4,523)
Charge-offs	(5)	(173)	(405)	—	(583)	(445)	(5)	(1,033)
Recoveries	—	3	1	—	4	109	3	116
Ending balance	$5,522	$10,285	$41,201	$5,158	$62,166	$30,095	$499	$92,760

	At or for the Six Months Ended June 30, 2022
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
(In thousands)	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance	$5,932	$7,816	$29,166	$4,857	$47,771	$35,331	$751	$83,853
(Credit) provision for credit losses	(1,418)	(815)	(2,973)	(1,069)	(6,275)	5,450	(463)	(1,288)
Charge-offs	—	—	—	—	—	(3,280)	(3)	(3,283)
Recoveries	—	2	54	—	56	87	1	144
Ending balance	$4,514	$7,003	$26,247	$3,788	$41,552	$37,588	$286	$79,426

	At or for the Six Months Ended June 30, 2021
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
(In thousands)	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance, prior to the adoption of CECL	$644	$17,016	$9,059	$1,993	$28,712	$12,737	$12	$41,461
Impact of adopting CECL as of January 1, 2021	1,048	(8,254)	4,849	381	(1,976)	(1,935)	(8)	(3,919)
Adjusted beginning balance as of January 1, 2021	1,692	8,762	13,908	2,374	26,736	10,802	4	37,542
PCD Day 1	2,220	3,292	23,124	117	28,753	23,374	157	52,284
Provision (credit) for credit losses	1,629	(1,363)	4,581	2,667	7,514	272	340	8,126
Charge-offs	(19)	(409)	(413)	—	(841)	(4,462)	(5)	(5,308)
Recoveries	—	3	1	—	4	109	3	116
Ending balance	$5,522	$10,285	$41,201	$5,158	$62,166	$30,095	$499	$92,760

The following tables present the amortized cost basis of loans on non-accrual status as of the periods indicated:

	June 30, 2022
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
One-to-four family residential and cooperative/condominium apartment	$-	$3,128	$155
CRE	1,575	3,445	1,360
Acquisition, development, and construction	657	-	-
C&I	340	27,025	17,813
Other	-	131	41
Total	$2,572	$33,729	$19,369

	December 31, 2021
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
One-to-four family residential and cooperative/condominium apartment	$-	$7,623	$1,278
CRE	1,301	3,752	797
C&I	348	26,918	16,973
Other	-	365	361
Total	$1,649	$38,658	$19,409

The Company did not recognize interest income on non-accrual loans held for investment during the three and six months ended June 30, 2022 and 2021.

The following tables summarize the past due status of the Company’s investment in loans as of the dates indicated:

	June 30, 2022
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$1	$420	$341	$3,128	$3,890	$687,696	$691,586
Multifamily residential and residential mixed-use	3,619	—	—	—	3,619	3,650,545	3,654,164
CRE	10,094	—	—	5,020	15,114	4,076,258	4,091,372
Acquisition, development, and construction	9,265	—	—	657	9,922	242,186	252,108
Total real estate	22,979	420	341	8,805	32,545	8,656,685	8,689,230
C&I	11,919	932	24	27,365	40,240	920,648	960,888
Other	996	—	—	131	1,127	9,662	10,789
Total	$35,894	$1,352	$365	$36,301	$73,912	$9,586,995	$9,660,907

	December 31, 2021
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$3,294	$877	$1,945	$7,623	$13,739	$655,543	$669,282
Multifamily residential and residential mixed-use	30,983	3,339	—	—	34,322	3,322,024	3,356,346
CRE	23,108	887	—	5,053	29,048	3,916,900	3,945,948
Acquisition, development, and construction	—	—	—	—	—	322,628	322,628
Total real estate	57,385	5,103	1,945	12,676	77,109	8,217,095	8,294,204
C&I	3,753	7,040	1,056	27,266	39,115	894,444	933,559
Other	104	3	—	365	472	16,426	16,898
Total	$61,242	$12,146	$3,001	$40,307	$116,696	$9,127,965	$9,244,661

Accruing Loans 90 Days or More Past Due:

The Company continued accruing interest on loans with an outstanding balance of $365 thousand at June 30, 2022, and loans with an outstanding balance of $3.0 million at December 31, 2021, all of which were 90 days or more past due. These loans were either well secured, awaiting a forbearance extension or formal payment deferral, or will likely be forgiven through the PPP or repurchased by the SBA, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Collateral Dependent Loans:

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated:

	June 30, 2022		December 31, 2021
	Real Estate	Associated Allowance	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses	Collateral Dependent	for Credit Losses
CRE	$4,079	$1,325	$3,837	$600
Acquisition, development, and construction	657	-	-	-
C&I	818	-	348	-
Total	$5,554	$1,325	$4,185	$600

TDRs

As of June 30, 2022, the Company had TDRs totaling $20.7 million. The Company has allocated $11.1 million of allowance for those loans at June 30, 2022, with no commitments to lend additional amounts. As of December 31, 2021, the Company had TDRs totaling $942 thousand. The Company has allocated $483 thousand of allowance for those loans at December 31, 2021, with no commitments to lend additional amounts.

During the six months ended June 30, 2022, TDR modifications included extensions of maturity dates, or favorable interest rates and loan terms than the prevailing market interest rates and loan terms.

The following table presents the loans by category modified as TDRs that occurred for the periods indicated:

	Modifications During the Six Months Ended June 30, 2022
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
One-to-four family residential and cooperative/condominium apartment	1	$37	$37
CRE	1	991	991
Acquisition, development, and construction	1	13,500	13,500
C&I	3	20,016	20,016
Total	6	$34,544	$34,544

	Modifications During the Six Months Ended June 30, 2021
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
One-to-four family residential and cooperative/condominium apartment	1	$50	$50
C&I	1	456	456
Total	2	$506	$506

There were no TDR charge-offs during the six months ended June 30, 2022 and 2021. There were no TDRs that subsequently defaulted during the six months ended June 30, 2022 and 2021.

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	June 30, 2022
(In thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total
One-to-four family residential, and condominium/cooperative apartment:
Pass	$109,116	$111,694	$75,873	$66,563	$68,407	$178,745	$47,383	$11,294	$669,075
Special mention	—	—	—	332	744	1,519	845	737	4,177
Substandard	—	—	1,036	1,230	411	14,863	—	794	18,334
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	109,116	111,694	76,909	68,125	69,562	195,127	48,228	12,825	691,586

Multifamily residential and residential mixed-use:
Pass	770,923	588,984	327,826	392,724	128,595	1,215,756	12,372	820	3,438,000
Special mention	—	—	—	28,066	9,696	42,783	—	—	80,545
Substandard	—	—	12,418	9,595	24,538	89,068	—	—	135,619
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	770,923	588,984	340,244	430,385	162,829	1,347,607	12,372	820	3,654,164

CRE:
Pass	456,248	879,453	784,966	517,168	321,183	973,378	40,757	5,847	3,979,000
Special mention	2,914	—	—	33,389	7,128	16,899	—	—	60,330
Substandard	—	151	3,756	7,662	29,356	11,117	—	—	52,042
Doubtful	—	—	—	—	—	—	—	—	—
Total CRE	459,162	879,604	788,722	558,219	357,667	1,001,394	40,757	5,847	4,091,372

Acquisition, development, and construction:
Pass	8,413	127,151	59,294	25,709	17,543	4,099	8,788	454	251,451
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	657	—	—	—	—	—	—	657
Doubtful	—	—	—	—	—	—	—	—	—
Total acquisition, development, and construction:	8,413	127,808	59,294	25,709	17,543	4,099	8,788	454	252,108

C&I:
Pass	45,294	53,424	74,226	44,623	43,141	51,562	546,761	8,867	867,898
Special mention	4,461	—	2,682	326	65	1,017	12,528	577	21,656
Substandard	4,513	596	6,615	5,162	2,793	5,132	16,737	9,192	50,740
Doubtful	—	491	—	8,552	752	10,799	—	—	20,594
Total C&I	54,268	54,511	83,523	58,663	46,751	68,510	576,026	18,636	960,888

Total:
Pass	1,389,994	1,760,706	1,322,185	1,046,787	578,869	2,423,540	656,061	27,282	9,205,424
Special mention	7,375	—	2,682	62,113	17,633	62,218	13,373	1,314	166,708
Substandard	4,513	1,404	23,825	23,649	57,098	120,180	16,737	9,986	257,392
Doubtful	—	491	—	8,552	752	10,799	—	—	20,594
Total Loans	$1,401,882	$1,762,601	$1,348,692	$1,141,101	$654,352	$2,616,737	$686,171	$38,582	$9,650,118

	December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total
One-to-four family residential, and condominium/cooperative apartment:
Pass	$129,679	$86,028	$80,195	$75,354	$77,829	$129,276	$49,878	$12,537	$640,776
Special mention	—	1,124	335	752	334	2,158	846	747	6,296
Substandard	—	1,944	2,038	597	2,202	14,512	—	894	22,187
Doubtful	—	—	—	23	—	—	—	—	23
Total one-to-four family residential, and condominium/cooperative apartment	129,679	89,096	82,568	76,726	80,365	145,946	50,724	14,178	669,282

Multifamily residential and residential mixed-use:
Pass	590,462	341,206	455,277	151,226	332,749	1,145,609	12,277	825	3,029,631
Special mention	—	11,040	14,486	—	11,817	26,252	—	—	63,595
Substandard	—	1,501	35,326	32,390	54,238	137,387	2,278	—	263,120
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	590,462	353,747	505,089	183,616	398,804	1,309,248	14,555	825	3,356,346

CRE:
Pass	872,049	848,694	529,182	306,360	298,904	815,238	43,183	6,188	3,719,798
Special mention	6,003	1,024	39,305	18,983	11,039	17,438	—	—	93,792
Substandard	4,431	1,732	7,082	45,496	31,747	41,763	—	—	132,251
Doubtful	—	—	106	—	—	—	—	—	106
Total CRE	882,483	851,450	575,675	370,839	341,690	874,439	43,183	6,188	3,945,947

Acquisition, development, and construction:
Pass	142,123	76,259	56,885	23,456	6,809	774	1,066	588	307,960
Special mention	—	1,078	—	—	—	—	—	—	1,078
Substandard	—	90	—	13,500	—	—	—	—	13,590
Doubtful	—	—	—	—	—	—	—	—	—
Total acquisition, development, and construction:	142,123	77,427	56,885	36,956	6,809	774	1,066	588	322,628

C&I:
Pass	93,802	121,291	53,116	49,634	36,238	23,615	446,134	9,764	833,594
Special mention	—	1,625	239	2,191	585	52	3,225	1,286	9,203
Substandard	402	5,744	5,789	6,011	2,832	2,844	28,545	13,597	65,764
Doubtful	550	1,621	9,968	752	11,107	—	1,000	—	24,998
Total C&I	94,754	130,281	69,112	58,588	50,762	26,511	478,904	24,647	933,559

Total:
Pass	1,828,115	1,473,478	1,174,655	606,030	752,529	2,114,512	552,538	29,902	8,531,759
Special mention	6,003	15,891	54,365	21,926	23,775	45,900	4,071	2,033	173,964
Substandard	4,833	11,011	50,235	97,994	91,019	196,506	30,823	14,491	496,912
Doubtful	550	1,621	10,074	775	11,107	—	1,000	—	25,127
Total Loans	$1,839,501	$1,502,001	$1,289,329	$726,725	$878,430	$2,356,918	$588,432	$46,426	$9,227,762

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

(In thousands)	June 30, 2022	December 31, 2021
Performing	$10,658	$16,533
Non-accrual	131	365
Total	$10,789	$16,898

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

Maturities of the Company’s operating lease liabilities at June 30, 2022 are as follows:

Rent to be
(In thousands)	Capitalized
2022	$6,114
2023	10,914
2024	10,813
2025	10,585
2026	9,871
Thereafter	17,477
Total undiscounted lease payments	65,774
Less amounts representing interest	(3,924)
Operating lease liabilities	$61,850

Other information related to the Company’s operating leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Operating lease cost	$3,271	$4,008	$6,533	$7,166
Cash paid for amounts included in the measurement of operating lease liabilities	3,055	3,722	5,979	6,772

	June 30,		December 31,
	2022		2021
Weighted average remaining lease term	6.2	years	6.6	years
Weighted average discount rate	1.85%		1.79%

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $3.7 million will be reclassified as a decrease to interest expense.

During the three and six months ended June 30, 2022, the Company did not terminate any derivatives. During the three and six months ended June 30, 2021, the Company terminated 34 derivatives with notional values totaling $785.0 million, resulting in a termination value of $16.5 million which was recognized in loss on termination of derivatives in non-interest income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of the dates indicated.

	June 30, 2022				December 31, 2021
		Notional	Fair Value	Fair Value		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Interest rate swaps related to FHLBNY advances	4	$150,000	$13,497	$—	4	$150,000	$4,358	$—

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Gain (loss) recognized in other comprehensive income	$2,309	$(1,406)	$9,161	$3,542
Gain recognized on termination of derivatives	—	—	—	16,505
Gain (loss) reclassified from other comprehensive income into interest expense	54	(10)	23	(864)

All cash flow hedges are recorded gross on the balance sheet.

The cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Company to post cash collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of June 30, 2022 and December 31, 2021, the Company did not post collateral to the third-party counterparties. As of June 30, 2022, the Company received $14.2 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2021, the Company received $4.6 million in collateral from its third-party counterparties.

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

	June 30, 2022
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	10	$54,115	$882	$—
Loan level interest rate swaps with borrower	175	1,164,869	—	(84,162)
Loan level interest rate floors with borrower	42	332,806	—	(8,376)
Loan level interest rate swaps with third-party counterparties	10	54,115	—	(882)
Loan level interest rate swaps with third-party counterparties	175	1,164,869	84,162	—
Loan level interest rate floors with third-party counterparties	42	332,806	8,376	—

	December 31, 2021
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	98	$599,003	$27,440	$—
Loan level interest rate swaps with borrower	87	612,610	—	(12,620)
Loan level interest rate floors with borrower	33	291,990	615	—
Loan level interest rate floors with borrower	12	100,774	—	(53)
Loan level interest rate swaps with third-party counterparties	98	599,003	—	(27,440)
Loan level interest rate swaps with third-party counterparties	87	612,610	12,620	—
Loan level interest rate floors with third-party counterparties	33	291,990	—	(615)
Loan level interest rate floors with third-party counterparties	12	100,774	53	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Loan level derivative income	$1,685	$559	$1,691	$2,351

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of June 30, 2022, the Company did not post collateral to its third-party counterparties. As of December 31, 2021, posted collateral was $14.0 million. As of June 30, 2022, the Company received $101.6 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2021, the Company did not receive collateral from its third-party counterparties.

Risk Participation Agreements

The Company enters into risk participation agreements to manage economic risks but does not designate the instruments in hedge relationships. As of June 30, 2022 and December 31, 2021, the notional amounts of risk participation agreements for derivative liabilities were $71.4 million and $25.6 million, respectively. The related fair values of the Company’s risk participation agreements were immaterial as of June 30, 2022 and December 31, 2021.

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

For derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, any breach of the above provisions by the Company may require settlement of its obligations under the agreements at the termination value with the respective counterparty. As of June 30, 2022, there were no derivatives in a net liability position, and therefore the termination value was zero. There were no provisions breached for the six months ended June 30, 2022.

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

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by GSEs as of June 30, 2022 and December 31, 2021. In accordance with the Company’s investment policy, corporate securities are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. Obtaining market values as of June 30, 2022 and December 31, 2021 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

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

		Fair Value Measurements
		at June 30, 2022 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Treasury securities	$231,880	$—	$231,880	$—
Corporate securities	141,196	—	141,196	—
Pass-through MBS issued by GSEs	277,642	—	277,642	—
Agency CMOs	321,881	—	321,881	—
State and municipal obligations	35,158	—	35,158	—
Derivative – cash flow hedges	13,497	—	13,497	—
Derivative – freestanding derivatives, net	93,420	—	93,420	—
Financial Liabilities:
Derivative – freestanding derivatives, net	93,420	—	93,420	—

		Fair Value Measurements
		at December 31, 2021 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$80,254	$—	$80,254	$—
Treasury securities	244,769	—	244,769	—
Corporate securities	152,030	—	152,030	—
Pass-through MBS issued by GSEs	526,454	—	526,454	—
Agency CMOs	521,258	—	521,258	—
State and municipal obligations	38,946	—	38,946	—
Derivative – cash flow hedges	4,358	—	4,358	—
Derivative – freestanding derivatives, net	40,728	—	40,728	—
Financial Liabilities:
Derivative – freestanding derivatives, net	40,728	—	40,728	—

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis. That is, they are subject to fair value adjustments in certain circumstances. Financial assets measured at fair value on a non-recurring basis include certain individually evaluated loans (or impaired loans prior to the adoption of ASC 326) reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.

June 30, 2022
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

Individually evaluated loans with an allowance for credit losses at June 30, 2022 had a carrying amount of $1.2 million, which is made up of the outstanding balance of $2.5 million, net of a valuation allowance of $1.3 million. Collateral dependent individually analyzed loans as of June 30, 2022 resulted in a credit loss release of $32 thousand and a credit loss provision of $724 thousand, which is included in the amounts reported in the consolidated statements of income for the three and six months ended June 30, 2022.

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

		Fair Value Measurements
		at June 30, 2022 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$281,487	$281,487	$—	$—	$281,487
Securities held-to-maturity	579,965	—	531,870	—	531,870
Loans held for investment, net	9,580,302	—	—	9,423,799	9,423,799
Accrued interest receivable	38,382	—	4,557	33,825	38,382
Financial Liabilities:
Savings, money market and checking accounts	9,606,689	9,606,689	—	—	9,606,689
Certificates of Deposits ("CDs")	959,312	—	952,339	—	952,339
FHLBNY advances	100,000	—	99,933	—	99,933
Subordinated debt, net	200,327	—	194,127	—	194,127
Other short-term borrowings	2,162	2,162	—	—	2,162
Accrued interest payable	2,184	—	2,184	—	2,184

		Fair Value Measurements
		at December 31, 2021 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$393,722	$393,722	$—	$—	$393,722
Securities held-to-maturity	179,309	—	177,354	—	177,354
Loans held for investment, net	9,158,908	—	—	9,169,872	9,169,872
Accrued interest receivable	40,149	—	4,481	35,668	40,149
Financial Liabilities:
Savings, money market and checking accounts	9,605,731	9,605,731	—	—	9,605,731
CDs	853,242	—	857,342	—	857,342
FHLBNY advances	25,000	—	25,014	—	25,014
Subordinated debt, net	197,096	—	202,334	—	202,334
Other short-term borrowings	1,862	1,862	—	—	1,862
Accrued interest payable	870	—	870	—	870

12.OTHER INTANGIBLE ASSETS

As a result of the Merger, the Company recorded $10.2 million of core deposit intangible assets and a $780 thousand non-compete agreement intangible asset on the Merger Date.

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable and arose from the Merger.

	June 30, 2022			December 31, 2021
	Core Deposit	Non-complete		Core Deposit	Non-complete
(In thousands)	Intangibles	Agreement	Total	Intangibles	Agreement	Total
Gross carrying value	$10,204	$780	$10,984	$10,204	$780	$10,984
Accumulated amortization	(2,858)	(780)	(3,638)	(1,962)	(660)	(2,622)
Net carrying amount	$7,346	$-	$7,346	$8,242	$120	$8,362

Amortization expense recognized on intangible assets was $430 thousand and $1.0 million for the three and six months ended June 30, 2022. Amortization expense recognized on intangible assets was $835 thousand and $1.2 million for the three and six months ended June 30, 2021.

Estimated amortization expense for the remainder of 2022 through 2026 and thereafter is as follows:

(In thousands)	Total
2022	$862
2023	1,425
2024	1,163
2025	958
2026	795
Thereafter	2,143
Total	$7,346

13.FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY (“Advances”) totaling $100.0 million and $25.0 million at June 30, 2022 and December 31, 2021, respectively, all of which were fixed rate. The average interest rate on outstanding FHLBNY Advances was 1.63% and 0.35% at June 30, 2022 and December 31, 2021, respectively. In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank was eligible to borrow up to $3.70 billion as of June 30, 2022 and $4.19 billion as of December 31, 2021, and maintained sufficient qualifying collateral, as defined by the FHLBNY. Certain FHLBNY Advances may contain call features that may be exercised by the FHLBNY. At June 30, 2022 there were no callable Advances.

The Company’s prepayment penalty expense was recognized as a loss on extinguishment of debt during the three and six months ended June 30, 2021. The following table is a summary of FHLBNY extinguishments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
FHLBNY advances extinguished	$-	$78,900	$-	$209,000
Weighted average rate	-%	0.33%	-%	1.31%
Loss on extinguishment of debt	$-	$157	$-	$1,751

The following tables present the contractual maturities and weighted average interest rates of FHLBNY advances for each of the next five years. There were no FHLBNY advances with an overnight contractual maturity at June 30, 2022 and December 31, 2021. There are no FHLBNY advances with contractual maturities after 2022 at June 30, 2022 and December 31, 2021:

	June 30, 2022
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
2022, fixed rate at rates from 1.63% to 1.64%	$100,000	1.63%
Total FHLBNY advances	$100,000	1.63%

	December 31, 2021
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
2022, fixed rate at 0.35%	$25,000	0.35%
Total FHLBNY advances	$25,000	0.35%

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

The Company used the net proceeds of the offering for the repayment of $115.0 million of the Company’s 4.50% fixed-to-floating rate subordinated notes due 2027 on June 15, 2022, and $40.0 million of the Company’s 5.25% fixed-to-floating rate subordinated debentures due 2025 on June 30, 2022. The repayment of the subordinated notes due 2027 resulted in a pre-tax write-off of debt issuance costs of $740 thousand, which was recognized in loss on extinguishment of debt in non-interest expense.

The remaining $40.0 million of fixed-to-floating rate subordinated debentures were issued by the Company in September 2015, are callable at par after ten years, have a stated maturity of September 30, 2030, and bear interest at a fixed annual rate of 5.75% per year, from and including September 21, 2015 until but excluding September 30, 2025. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 345 basis points.

The subordinated debentures totaled $200.3 million at June 30, 2022 and $197.1 million at December 31, 2021. Interest expense related to the subordinated debentures was $3.3 million and $2.2 million during the three months ended June 30, 2022 and 2021, respectively. Interest expense on subordinated debentures was $5.5 million and $4.1 million during the six months ended June 30, 2022 and 2021, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

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

The following table represents the components of net periodic benefit (credit) cost included in other non-interest expense, except for service cost which is reported in salaries and employee benefits expense, in the consolidated statements of income. Net expenses associated with these plans were comprised of the following components:

	Three Months Ended June 30,
	2022		2021

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$267	$—	$223	$—
Interest cost	195	155	303	183
Expected return on assets	(857)	(490)	(1,245)	(428)
Amortization of unrealized loss	—	63	206	229
Net periodic credit	$(395)	$(272)	$(513)	$(16)

	Six Months Ended June 30,
	2022		2021

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$535	$—	$371	$—
Interest cost	390	310	552	366
Expected return on assets	(1,715)	(980)	(2,229)	(856)
Amortization of unrealized loss	—	125	412	458
Net periodic credit	$(790)	$(545)	$(894)	$(32)

There were no contributions to the BNB Bank Pension Plan or the Employee Retirement Plan for the six months ended June 30, 2022.

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) that existed before the Merger. The 401(k) Plan covers substantially all current employees. Legacy Dime employees that continued to be employed following the Merger Date, that met eligibility requirements, were automatically enrolled in the plan unless they elected not to participate. Newly hired employees are automatically enrolled in the plan on the first day of the month following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $20,500 for the calendar year ended December 31, 2022. Under the provisions of the 401(k) Plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. The 401(k) Plan does not allow for investment in the Company’s common stock. Legacy Dime employees were allowed to rollover Company common stock shares in-kind held in the former Dime Community Bank KSOP Plan (“Dime KSOP Plan”) and hold in the 401(k) Plan. The 401(k) Plan held Company common stock within the accounts of participants totaling $8.0 million at June 30, 2022. During the three and six months ended June 30, 2022, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $530 thousand and $1.3 million, respectively. During the three and six months ended June 30, 2021, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $609 thousand and $1.3 million, respectively.

Dime KSOP Plan

The Dime Community Bank KSOP Plan (“Dime KSOP Plan”) was terminated by resolution of the Legacy Dime Board of Directors.  The effective date of the Dime KSOP Plan termination was February 1, 2021, the date of the Merger. As such, all participants were required to transfer their assets out of the Dime KSOP Plan. During the three and six months ended June 30, 2021, no expense was recognized for the Dime KSOP Plan.

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

In May 2021, the Company’s shareholders approved the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. The Company no longer makes grants under the Legacy Stock Plans. Awards outstanding under the Legacy Stock Plans will continue to remain outstanding and subject to the terms and conditions of the Legacy Stock Plans. At June 30, 2022, there were 964,049 shares reserved for issuance under the 2021 Equity Incentive Plan.

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

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average Exercise	Contractual	Value
	Options	Price	Years	(In thousands)
Options outstanding at January 1, 2022	121,253	$35.39
Options exercised	—	—
Options forfeited	—	—
Options outstanding at June 30, 2022	121,253	$35.39	6.7	$—
Options vested and exercisable at June 30, 2022	121,253	$35.39	6.7	$—

Information related to stock options during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Cash received for option exercise cost	$—	$24	$—	$396
Income tax (expense) benefit recognized on stock option exercises	—	—	—	—
Intrinsic value of options exercised	—	11	—	77

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of June 30, 2022 were as follows:

	Outstanding Options		Vested Options
		Weighted		Weighted
		Average		Average
		Contractual		Contractual
		Years		Years
	Amount	Remaining	Amount	Remaining
Exercise Prices:
$34.87	46,799	7.6	46,799	7.6
$35.35	42,475	6.6	42,475	6.6
$36.19	31,979	5.6	31,979	5.6
Total	121,253	6.7	121,253	6.7

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2022	446,923	$26.45
Shares granted	106,221	33.94
Shares vested	(161,276)	26.14
Shares forfeited	(25,718)	26.75
Unvested allocated shares outstanding at June 30, 2022	366,150	$28.73

Information related to RSAs during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Compensation expense recognized	$764	$1,514	$1,788	$2,350
Income tax benefit recognized on vesting of RSAs	34	86	188	86

As of June 30, 2022, there was $7.9 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 2.4 years.

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

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Maximum aggregate share payout at January 1, 2022	38,948	$31.40
Shares granted	60,755	29.63
Shares forfeited	(3,872)	29.63
Maximum aggregate share payout at June 30, 2022	95,831	$30.35
Minimum aggregate share payout	—	—
Expected aggregate share payout	77,449	$29.45

Information related to PSAs during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Compensation expense recognized	$182	$—	$377	$—

As of June 30, 2022, there was $1.7 million of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.3 years.  None of the Company’s PSAs vested during the three and six months ended June 30, 2022 and 2021.

17.INCOME TAXES

During the three months ended June 30, 2022 and 2021, the Company’s consolidated effective tax rates were 28.4% and 28.9%, respectively. During the six months ended June 30, 2022 and 2021, the Company’s consolidated effective tax rates were 28.3% and 31.3%, respectively. There were no significant unusual income tax items during the six months ended June 30, 2022 or 2021.

18.MERGER RELATED EXPENSES

Merger-related expenses were recorded in the consolidated statements of income as a component of non-interest expense and include costs relating to the Merger, as described in Note 2. Merger. These charges represent one-time costs associated with merger activities and do not represent ongoing costs of the fully integrated combined organization. Accounting guidance requires that merger-related transactional and restructuring costs incurred by the Company be charged to expense as incurred. There were no costs associated with merger expenses and transaction costs for the three and six months ended June 30, 2022. Costs associated with employee severance and other merger-related compensation expense incurred in connection with the Merger totaled $1.8 million and $13.9 million for the three and six months ended June 30, 2021, respectively, and were recorded in merger expenses and transaction costs expense in the consolidated statements of income. Transaction costs (inclusive of costs to terminate leases) in connection with the Merger totaled $37 thousand and $25.9 million, respectively, for the three and six months ended June 30, 2021, and were recorded in merger expenses and transaction costs in the consolidated statements of income.

19. BRANCH RESTRUCTURING

On June 29, 2021, the Company announced that the Bank planned to combine five branch locations into other existing branches. The combinations took place in October 2021. Costs associated with early lease terminations and accelerated depreciation of fixed assets totaled $1.7 million for the three and six months ended June 30, 2021, and were recorded in branch restructuring in the consolidated statements of income.  There were no branch restructuring costs for the three or six months ended June 30, 2022.

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

COVID-19 Pandemic Response

Following the March 2020 passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company participated in assisting its customers with applications for resources through the program.  Since the inception of the program, the consolidated PPP originations for the Company through December 31, 2021, including originations by both Legacy Dime and Bridge, exceeded $1.90 billion. The Company’s ability to respond quickly to the SBA guidelines allowed the Company to be a source of funding for local businesses during the COVID-19 pandemic. The Company’s SBA PPP loans generally have a two-year or five-year term and earn interest at 1%.  Following the completion of the PPP, the Company sold its 2021 PPP loan originations in order to re-deploy funds into ongoing loan portfolio growth. The Company believes that the remainder of its SBA PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of June 30, 2022, the Company had SBA PPP loans totaling $18.9 million, net of deferred fees. It is the Company’s expectation that loans funded through the PPP are fully guaranteed by the U.S. government.

We continue to monitor unfunded commitments through the pandemic, including commercial and home equity lines of credit, for evidence of increased credit exposure as borrowers utilize these lines for liquidity purposes.

It is possible that there will be continued material, adverse impacts to significant estimates, asset valuations, and business operations, including intangible assets, investments, loans, deferred tax assets, and derivative counter party risk, changes in consumer behavior, and supply chain interruptions as a result of the COVID-19 pandemic. Future government actions in response to the COVID-19 pandemic, including vaccination mandates, may also affect our workforce, human capital resources, and infrastructure.

Selected Financial Highlights and Other Data

(Dollars in Thousands Except Per Share Amounts)

	At or For the		At or For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Per Share Data:
Reported EPS (Diluted)	$0.94	$1.19	$1.76	$0.70
Cash dividends paid per common share	0.24	0.24	0.48	0.48
Book value per common share	26.41	26.43	26.41	26.43
Dividend payout ratio	25.53%	20.17%	27.27%	68.57%
Performance and Other Selected Ratios:
Return on average assets	1.27%	1.61%	1.20%	0.45%
Return on average equity	13.44	17.22	12.47	4.79
Net interest spread	3.12	2.99	3.09	2.98
Net interest margin	3.29	3.12	3.24	3.13
Average interest-earning assets to average interest-bearing liabilities	166.61	154.90	166.19	149.85
Non-interest expense to average assets	1.71	1.72	1.67	2.35
Efficiency ratio	49.1	44.7	50.4	71.2
Loan-to-deposit ratio at end of period	91.4	86.3	91.4	86.3
Effective tax rate	28.41	28.94	28.25	31.32
Asset Quality Summary:
Non-performing loans (1)	$36,301	$28,286	$36,301	$28,286
Non-performing assets	36,301	28,286	36,301	28,286
Net charge-offs	555	917	3,139	5,192
Non-performing assets/Total assets	0.29%	0.22%	0.29%	0.22%
Non-performing loans/Total loans	0.38	0.30	0.38	0.30
Allowance for credit losses/Total loans	0.82	0.97	0.82	0.97
Allowance for credit losses/Non-performing loans	218.80	327.94	218.80	327.94
(1)	Non-performing loans are defined as all loans on non-accrual status.

Critical Accounting Estimates

Note 1. Summary of Significant Accounting Policies, to the Company’s Audited Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2021 contains a summary of significant accounting policies. These accounting policies may require various levels of subjectivity, estimates or judgment by management. Policies with respect to the methodologies it uses to determine the allowance for credit losses on loans held for investment and fair value of loans acquired in a business combinations are critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations. These critical accounting estimates involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company’s consolidated results of operations or financial condition.

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

Fair value of loans acquired in a business combination

Methods and Assumptions Underlying the Estimate

On February 1, 2021, Legacy Dime merged with and into Bridge in a merger of equals business combination accounted for as a reverse merger using the acquisition method of accounting (see Note 2. Merger). As a result of the Merger, the Company recorded $100.2 million of goodwill, based on the fair value of acquired assets and liabilities of Bridge. The fair value often involved third-party estimates utilizing input assumptions by management which may be complex or uncertain. The fair value of acquired loans is based on a discounted cash flow methodology that considers factors such as type of loan and related collateral, and requires management’s judgment on estimates about discount rates, expected future cash flows, market conditions and other future events.

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

The Bank utilizes repurchase agreements as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities. As of June 30, 2022 and December 31, 2021, the Bank’s repurchase agreements totaling $2.2 million and $1.9 million, respectively, were included in other short-term borrowings on the consolidated balance sheets.

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

Total deposits increased $107.0 million during the six months ended June 30, 2022 compared to an increase of $6.54 billion for the six months ended June 30, 2021. The increase in total deposits during the 2021 period was primarily due to the acquisition of deposits in the Merger. Within deposits, core deposits (i.e., non-CDs) increased $957 thousand during the six months ended June 30, 2022 and increased $6.56 billion during the six months ended June 30, 2021. CDs increased $106.1 million during the six months ended June 30, 2022 compared to a decrease of $21.7 million during the six months ended June 30, 2021. The increase in CDs during the current period was primarily due an $87.7 million increase in brokered CDs. In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY or borrowing capacity through AFX and lines of credit with unaffiliated correspondent banks. At June 30, 2022, the Bank had an additional unused borrowing capacity of $2.76 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank increased its outstanding FHLBNY advances by $75.0 million during the six months ended June 30, 2022, compared to a $1.18 billion decrease during the six months ended June 30, 2021. The decrease in borrowings during the 2021 period was primarily due to a reduction of borrowings assumed in the Merger. See Note 13. “FHLBNY Advances” for further information.

During the six months ended June 30, 2022 and 2021, real estate loan originations totaled $1.34 billion and $762.0 million, respectively. During the six months ended June 30, 2022 and 2021, C&I loan originations totaled $49.9 million and $641.1 million, respectively. The decrease in C&I loan originations during the 2022 period was primarily due to PPP loan originations of $609.7 million during the six months ended June 30, 2021. The PPP program ended on May 31, 2021.

The Bank did not have proceeds from sales of securities available-for-sale during the six months ended June 30, 2022. Proceeds from sales of available-for-sale securities totaled $137.6 million during the six months ended June 30, 2021. Purchases of available-for-sale securities totaled $6.2 million and $508.3 million during the six months ended June 30,

2022 and 2021, respectively. Proceeds from pay downs and calls and maturities of available-for-sale securities were $112.2 million and $290.4 million for the six months ended June 30, 2022 and 2021, respectively.

The Bank did not have proceeds from sales of held-to-maturity securities during the six months ended June 30, 2022. Purchases of held-to-maturity securities totaled $41.6 million during the six months ended June 30, 2022.  Proceeds from pay downs and calls and maturities of held-to-maturity securities were $14.1 million for the six months ended June 30, 2022.  The Bank did not have securities held-to-maturity during the six months ended June 30, 2021.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets.  At June 30, 2022, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well capitalized" for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at June 30, 2022
			Basel III
		Consolidated	Minimum	To Be Categorized as
	Bank	Company	Requirement	“Well Capitalized” (1)
Tier 1 common equity ratio	12.4%	9.3%	4.5%	6.5%
Tier 1 risk-based capital ratio	12.4	10.4	6.0	8.0
Total risk-based capital ratio	13.2	13.3	8.0	10.0
Tier 1 leverage ratio	10.3	8.7	4.0	5.0
(1)	Only the Bank is subject to these requirements.

During the six months ended June 30, 2022, the Holding Company repurchased 1,222,649 shares of its common stock at an aggregate cost of $40.3 million. The Holding Company repurchased 424,121 shares of its common stock at an aggregate cost of $14.6 million during the six months ended June 30, 2021. As of June 30, 2022, up to 1,812,352 shares remained available for purchase under the authorized share repurchase programs. See "Part II - Item 2. Other Information - Unregistered Sales of Equity Securities and Use of Proceeds" for additional information about repurchases of common stock.

The Holding Company paid $3.6 million in cash dividends on its preferred stock during both the six months ended June 30, 2022 and 2021, respectively.

The Holding Company paid $18.7 million and $15.1 million in cash dividends on its common stock during the six months ended June 30, 2022 and 2021, respectively.

Contractual Obligations

The Bank generally has outstanding at any time borrowings in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of June 30, 2022, the Bank had $382.0 million of firm loan commitments that were accepted by the borrowers. All of these commitments are expected to close during the remainder of the year ended December 31, 2022.

Additionally, in connection with the Loan Securitization, the Bank executed a reimbursement agreement with FHLMC that obligates the Company to reimburse FHLMC for any contractual principal and interest payments on defaulted loans, not to exceed 10% of the original principal amount of the loans comprising the aggregate balance of the loan pool at securitization. The maximum exposure under this reimbursement obligation is $28.0 million. The Bank has pledged $28.1 million of available-for-sale pass-through MBS issued by GSEs as collateral.

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

Non-accrual Loans

Within our held-for-investment loan portfolio, non-accrual loans totaled $36.3 million at June 30, 2022 and $40.3 million at December 31, 2021.

The following is a reconciliation of non-accrual loans as of the dates indicated:

	June 30,	December 31,	June 30,
	2022	2021	2021

	(Dollars in thousands)
Non-accrual loans:
One-to-four family residential, including condominium and cooperative apartment	$3,128	$7,623	$4,933
Multifamily residential and residential mixed-use real estate	—	—	—
CRE	5,020	5,053	9,152
Acquisition, development, and construction	657	—	—
C&I	27,365	27,266	14,109
Other	131	365	92
Total non-accrual loans	$36,301	$40,307	$28,286
Ratios:
Total non-accrual loans to total loans	0.38%	0.44%	0.30%
Total non-performing assets to total assets	0.29	0.33	0.22

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

The Bank modified six loans and two loans in a manner that met the criteria for a TDR by granting payment deferrals to borrowers experiencing financial difficulties during the six months ended June 30, 2022 and 2021, respectively.

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

There was no carrying value of OREO properties on our consolidated balance sheets at June 30, 2022 or December 31, 2021. We did not recognize any provisions for losses on OREO properties during the six months ended June 30, 2022 or 2021.

Past Due Loans

Loans Delinquent 30 to 59 Days

At June 30, 2022, we had loans totaling $35.9 million that were past due between 30 and 59 days. At December 31, 2021, we had loans totaling $61.2 million that were past due between 30 and 59 days. The 30 to 59-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At June 30, 2022, we had loans totaling $1.4 million that were past due between 60 and 89 days. At December 31, 2021, we had loans totaling $12.1 million that were past due between 60 and 89 days. The 60 to 89-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

We continued accruing interest on three loans with an aggregate outstanding balance of $365 thousand at June 30, 2022, and nine loans with an aggregate outstanding balance of $3.0 million at December 31, 2021, all of which were 90 days or more past due. These loans were either well secured, awaiting a forbearance extension or formal payment deferral, or will likely be forgiven through the PPP or repurchased by the SBA, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Allowance for Off-Balance Sheet Exposures

We maintain an allowance, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of our allowance was $4.1 million at June 30, 2022 and $4.4 million at December 31, 2021. This allowance is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this allowance are recognized in provision for credit losses.

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

We recognized a credit loss recovery of $1.5 million during the six months ended June 30, 2022, compared to a provision of $11.5 million for the six months ended June 30, 2021. The $1.5 million credit loss recovery for the six months ended June 30, 2022 was primarily due to releases of reserves on PCD loans. The change in provision for the six months ended June 30, 2021 was primarily associated with the provision for credit losses recorded on acquired non-PCD loans which totaled $20.3 million for the Day 2 accounting of acquired loans from the Merger. We recognized a credit loss recovery of $12.2 million on the remainder of the portfolio for the six months ended June 30, 2021, primarily as a result of improvement in forecasted macroeconomic conditions, as well as releases of reserves on PCD individually analyzed loans.

For a further discussion of the allowance for credit losses and related activity during the three and six months ended June 30, 2022 and 2021, please see Note 8 to the condensed consolidated financial statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of each to total loans at the dates indicated.

	June 30, 2022		December 31, 2021
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allocated	to Total	Allocated	to Total
	Amount	Loans	Amount	Loans

(Dollars in thousands)
One-to-four family residential and cooperative/condominium apartment	$4,514	0.65%	$5,932	0.89%
Multifamily residential and residential mixed-use	7,003	0.19	7,816	0.23
CRE	26,246	0.64	29,166	0.74
Acquisition, development, and construction	3,788	1.50	4,857	1.51
C&I	37,589	3.91	35,331	3.78
Other loans	286	2.65	751	4.44
Total	$79,426	0.82%	$83,853	0.91%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	At or for the Six Months Ended June 30,
	2022	2021

	(Dollars in thousands)
Total loans outstanding at end of period (1)	$9,660,907	$9,546,631
Average total loans outstanding during the period(2)	9,355,118	9,606,638
Allowance for credit losses balance at end of period	79,426	92,760
Allowance for credit losses to total loans at end of period	0.82%	0.97%
Non-performing loans to total loans at end of period	0.38	0.30
Allowance for credit losses to total non-performing loans at end of period	218.80	327.94

Ratio of net charge-offs to average loans outstanding during the period:
One-to-four family residential and cooperative/condominium apartment	—%	0.01%
Multifamily residential and residential mixed-use	—	0.02
CRE	—	0.02
Acquisition, development, and construction	—	—
C&I	0.69	0.46
Other loans	0.03	0.02
Total	0.07	0.11
(1)	Total loans represent gross loans (excluding loans held for sale), inclusive of deferred fees/costs and premiums/discounts.
(2)	Total average loans represent gross loans (including loans held for sale), inclusive of deferred loan fees/costs and premiums/discounts.

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Assets. Assets totaled $12.35 billion at June 30, 2022, $280.7 million above their level at December 31, 2021, primarily due to an increase of $420.7 million in our loan portfolio and an increase of $61.8 million in derivative assets, partially offset by a decrease of $155.3 million in securities and a decrease of $112.2 million in cash and due from banks.

Total loans increased $420.7 million during the six months ended June 30, 2022, to $9.58 billion at period end. During the period, we had loan originations of $1.39 billion. Additionally, our allowance for credit losses decreased by $4.4 million.

Total securities decreased $155.3 million during the six months ended June 30, 2022, to $1.59 billion at period end, primarily due to proceeds from principal payments and calls of $126.4 million and an increase in unrealized losses of $75.5 million, offset in part by purchases of $47.8 million. We transferred $372.2 million of securities available-to-sale to securities held-to-maturity during the six months ended June 30, 2022.

Liabilities. Total liabilities increased $332.8 million during the six months ended June 30, 2022, to $11.21 billion at period end, primarily due to an increase of $111.2 million in derivative cash collateral, an increase of $107.0 million in deposits, an increase of $75.0 million in FHLBNY advances, and an increase of $52.7 million in derivative liabilities.

Stockholders’ Equity. Stockholders’ equity decreased $52.1 million during the six months ended June 30, 2022 to $1.14 billion at period end, primarily due to other comprehensive loss of $63.8 million, repurchases of shares of common stock of $40.3 million, common stock dividends of $18.4 million, and preferred stock dividends of $3.6 million, offset in part by net income for the period of $73.0 million.

Comparison of Operating Results for the Three Months Ended June 30, 2022 and 2021

General. Net income was $38.5 million during the three months ended June 30, 2022, lower than the net income of $51.3 million for the three months ended June 30, 2021. During the three months ended June 30, 2022, net interest income increased by $258 thousand, non-interest income decreased by $17.4 million, non-interest expense decreased by $3.0 million, income tax expense decreased by $5.6 million, and the credit loss provision increased by $4.3 million, compared to the three months ended June 30, 2021. Please see "Provision for Credit Losses" for a discussion of the credit loss provision for the three months ended June 30, 2021.

The discussion of net interest income for the three months ended June 30, 2022 and 2021 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from Federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Loan fees included in interest income were $455 thousand and $3.8 million during the three months ended June 30, 2022 and 2021, respectively. The decrease in loan fees was primarily due to a decrease in amortization of SBA PPP loan origination fees in 2022. There are no out-of-period adjustments included in the rate/volume analysis in the following table.

Analysis of Net Interest Income

	Three Months Ended June 30,
	2022			2021
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Real estate loans (1)	$8,532,979	$81,454	3.83%	$8,208,378	$75,083	3.67%
Commercial and industrial loans (1)	935,813	11,503	4.93	2,163,837	18,805	3.49
Other loans (1)	11,571	145	5.03	23,147	400	6.93
Securities	1,695,702	7,067	1.67	1,137,961	5,127	1.81
Other short-term investments	236,285	741	1.26	456,785	986	0.87
Total interest-earning assets	11,412,350	100,910	3.55%	11,990,108	100,401	3.36%
Non-interest earning assets	709,599			766,851
Total assets	$12,121,949			$12,756,959

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking	$858,402	$604	0.28%	$1,067,043	$501	0.19%
Money market	3,148,472	1,240	0.16	3,712,344	1,941	0.21
Savings	1,509,776	859	0.23	1,189,460	212	0.07
Certificates of deposit	827,286	1,028	0.50	1,421,480	2,149	0.61
Total interest-bearing deposits	6,343,936	3,731	0.24	7,390,327	4,803	0.26
FHLBNY advances	79,176	172	0.87	145,324	132	0.36
Subordinated debt, net	273,470	3,309	4.85	197,218	2,211	4.50
Other short-term borrowings	54,229	92	0.68	5,514	1	0.07
Total borrowings	406,875	3,573	3.52	348,056	2,344	2.70
Derivative cash collateral	98,995	94	0.38	2,353	—	—
Total interest-bearing liabilities	6,849,806	7,398	0.43%	7,740,736	7,147	0.37%
Non-interest-bearing checking	3,935,765			3,652,482
Other non-interest-bearing liabilities	191,066			172,678
Total liabilities	10,976,637			11,565,896
Stockholders' equity	1,145,312			1,191,063
Total liabilities and stockholders' equity	$12,121,949			$12,756,959
Net interest income		$93,512			$93,254
Net interest spread (2)			3.12%			2.99%
Net interest-earning assets	$4,562,544			$4,249,372
Net interest margin (3)			3.29%			3.12%
Ratio of interest-earning assets to interest-bearing liabilities			166.61%			154.90%
Deposits (including non-interest-bearing checking accounts)	$10,279,701	$3,731	0.15%	$11,042,809	$4,803	0.17%

(1) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average-interest earning assets.

Rate/Volume Analysis

	Three Months Ended June 30, 2022
	Compared to Three Months Ended June 30, 2021
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Real estate loans (1)	$3,664	$2,707	$6,371
Commercial and industrial (1)	(16,160)	8,858	(7,302)
Other loans (1)	(182)	(73)	(255)
Securities	2,352	(412)	1,940
Other short-term investments	(466)	221	(245)
Total interest-earning assets	$(10,792)	$11,301	$509
Interest-bearing liabilities:
Interest-bearing checking	$(102)	$205	$103
Money market	(260)	(441)	(701)
Savings	109	538	647
Certificates of deposit	(817)	(304)	(1,121)
FHLBNY advances	(38)	78	40
Subordinated debt, net	883	215	1,098
Other short-term borrowings	34	57	91
Derivative cash collateral	46	48	94
Total interest-bearing liabilities	$(145)	$396	$251
Net change in net interest income	$(10,647)	$10,905	$258

(1) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $93.5 million during the three months ended June 30, 2022, an increase of $258 thousand from the three months ended June 30, 2021. Average interest-earning assets were $11.41 billion for the three months ended June 30, 2022, a decrease of $577.8 million from $11.99 billion for the three months ended June 30, 2021. Net interest margin (“NIM”) was 3.29% during the three months ended June 30, 2022, up from 3.12% during the three months ended June 30, 2021.

Interest Income. Interest income was $100.9 million during the three months ended June 30, 2022, compared to $100.4 million during the three months ended June 30, 2021. During the second quarter of 2022, interest income increased $509 thousand from the second quarter of 2021, primarily reflecting increases in interest income of $6.4 million on real estate loans and $1.9 million on securities, partially offset by decreases in interest income of $7.3 million on C&I loans, $255 thousand on other loans, and $245 thousand on other short-term investments. The increased interest income on real estate loans was related to an increase of $324.6 million in the average balance of such loans in the 2022 period, and a 16-basis point increase in the average yield. The increased interest income on securities was due to an increase of $557.7 million in the average balance of such securities during the period, offset in part by a 14-basis point decrease in the average yield.  The decreased interest income on C&I loans was related to a decrease of $1.23 billion in the average balance of such loans in the period, offset in part by a 144-basis point increase in the average yield. The decreased average balance of C&I loans was related to lower SBA PPP balances in the 2022 period.

Interest Expense. Interest expense was $7.4 million during the three months ended June 30, 2022, compared to $7.1 million during the three months ended June 30, 2021, primarily reflecting increases in interest expense of $1.1 million on subordinated debt and $647 thousand on savings accounts, offset in part by decreases in interest expense of $1.1 million on CDs and $701 thousand on money market accounts. The increased interest expense on subordinated debt was primarily due to our issuance of subordinated debt during the second quarter of 2022. The increased interest expense on savings accounts was related to a 16-basis point increase in the average cost and a $320.3 million increase in average balance of such deposits. The decreases in interest expenses on CDs and money market accounts were primarily due to decreased rates offered on CDs and money market accounts and decreases of $594.2 million in the average balances of CDs and $563.9 million in the average balances of money market accounts.

Provision for Credit Losses. We recognized a credit loss provision of $44 thousand during the three months ended June 30, 2022, compared to a credit loss recovery of $4.2 million for the three months ended June 30, 2021. The $44 thousand credit loss provision for the second quarter of 2022 was due to a $366 thousand credit loss provision on the loan portfolio primarily due to growth, partially offset by a $323 thousand credit loss recovery in reserves for unfunded loan commitments primarily due to lower balances. The $4.2 million credit loss recovery for the second quarter of 2021 was primarily associated with the improvement in forecasted macroeconomic conditions, as well as releases of reserves on PCD individually analyzed loans.

Non-Interest Income. Non-interest income was $12.1 million during the three months ended June 30, 2022, compared to $29.5 million during the three months ended June 30, 2021. During the second quarter of 2022, non-interest income decreased $17.4 million from the second quarter of 2021, reflecting a decrease of $20.9 million in gain on sale of SBA loans and a decrease of $315 thousand in gain on sale of residential loans, partially offset by an increase of $2.6 million in BOLI income, an increase of $1.1 million in loan level derivative income, and an increase of $461 thousand in service charges and other fees during the 2022 period. Included in BOLI income for the second quarter of 2022 was $2.2 million of income related to mortality proceeds from a death claim. Included in gain on sale of SBA loans for the second quarter of 2021 was a $20.7 million gain on sale of PPP loans.

Non-Interest Expense. Non-interest expense was $51.8 million during the three months ended June 30, 2022, compared $54.9 million during the three months ended June 30, 2021. During the second quarter of 2022, non-interest expense decreased $3.0 million from the second quarter of 2021, reflecting merger expenses and transaction costs of $1.8 million during the 2021 period due to the Merger and branch restructuring costs of $1.7 million during the 2021 period, a decrease of $1.1 million in data processing costs and a decrease of $726 thousand in occupancy and equipment expense during the 2022 period, partially offset by an increase during the 2022 period of $856 thousand in salaries and employee benefits expenses, an increase in $727 thousand in marketing expense, and a loss on extinguishment of debt of $740 thousand during the 2022 period due to the write-off of subordinated debt issuance costs.

Non-interest expense was 1.71% and 1.72% of average assets during the three months ended June 30, 2022 and 2021, respectively.

Income Tax Expense. Income tax expense was $15.3 million during the three months ended June 30, 2022, compared to income tax expense of $20.9 million during the three months ended June 30, 2021. The reported effective tax rate for the second quarter of 2022 was 28.4%, comparable to 28.9% for the second quarter of 2021.

Comparison of Operating Results for the Six Months Ended June 30, 2022 and 2021

The Company’s results of operations for the six months ended June 30, 2021 include income for the five months following the Merger and the results of Legacy Dime for the month ended January 31, 2021. While Bridge was the legal acquirer and surviving corporation following the Merger, Legacy Dime is considered the acquirer for accounting purposes.

General. Net income was $73.0 million during the six months ended June 30, 2022, higher than the net income of $30.2 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, net interest income increased by $11.5 million, non-interest income decreased by $2.8 million, non-interest expense decreased by $36.0 million, income tax expense increased by $15.0 million, and the credit loss provision decreased by $13.1 million, compared to the six months ended June 30, 2021. Please see "Provision for Credit Losses" for a discussion of the credit loss provision for the six months ended June 30, 2021.

The discussion of net interest income for the six months ended June 30, 2022 and 2021 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from Federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Loan fees included in interest income were $1.3 million and

$6.5 million during the six months ended June 30, 2022 and 2021, respectively. The decrease in loan fees was primarily due to a decrease in amortization of SBA PPP loan origination fees in 2022. There are no out-of-period adjustments included in the rate/volume analysis in the following table.

Analysis of Net Interest Income

	Six Months Ended June 30,
	2022			2021
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Real estate loans (1)	$8,415,508	$157,891	3.78%	$7,617,029	$141,495	3.75%
Commercial and industrial loans (1)	926,006	21,289	4.64	1,969,716	33,421	3.42
Other loans (1)	13,603	342	5.07	19,893	754	7.64
Securities	1,710,862	14,198	1.67	1,002,288	9,507	1.91
Other short-term investments	307,315	1,109	0.73	420,266	1,979	0.95
Total interest-earning assets	11,373,294	194,829	3.45%	11,029,192	187,156	3.42%
Non-interest earning assets	787,326			688,144
Total assets	$12,160,620			$11,717,336

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking	$864,611	$970	0.23%	$865,776	$813	0.19%
Money market	3,389,118	2,214	0.13	3,305,295	3,967	0.24
Savings	1,383,938	1,066	0.16	1,027,335	419	0.08
Certificates of deposit	826,091	2,012	0.49	1,471,471	4,902	0.67
Total interest-bearing deposits	6,463,758	6,262	0.20	6,669,877	10,101	0.31
FHLBNY advances	56,657	249	0.89	497,288	1,843	0.75
Subordinated debt, net	235,486	5,510	4.72	182,991	4,113	4.53
Other short-term borrowings	28,487	92	0.65	10,241	4	0.08
Total borrowings	320,630	5,851	3.68	690,520	5,960	1.74
Derivative cash collateral	59,218	95	0.32	1,183	—	—
Total interest-bearing liabilities	6,843,606	12,208	0.36%	7,360,397	16,061	0.44%
Non-interest-bearing checking	3,957,631			3,076,754
Other non-interest-bearing liabilities	188,140			169,973
Total liabilities	10,989,376			10,607,124
Stockholders' equity	1,171,243			1,110,212
Total liabilities and stockholders' equity	$12,160,620			$11,717,336
Net interest income		$182,621			$171,095
Net interest spread (2)			3.09%			2.98%
Net interest-earning assets	$4,529,688			$3,668,795
Net interest margin (3)			3.24%			3.13%
Ratio of interest-earning assets to interest-bearing liabilities			166.19%			149.85%
Deposits (including non-interest-bearing checking accounts)	$10,421,389	$6,262	0.12%	$9,746,631	$10,101	0.21%

(1) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average-interest earning assets.

Rate/Volume Analysis

	Six Months Ended June 30, 2022
	Compared to Six Months Ended June 30, 2021
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Real estate loans (1)	$15,056	$1,340	$16,396
Commercial and industrial (1)	(20,875)	8,743	(12,132)
Other loans (1)	(198)	(214)	(412)
Securities	6,298	(1,607)	4,691
Other short-term investments	(472)	(398)	(870)
Total interest-earning assets	$(191)	$7,864	$7,673
Interest-bearing liabilities:
Interest-bearing checking	$(8)	$165	$157
Money market	75	(1,828)	(1,753)
Savings	190	457	647
Certificates of deposit	(1,861)	(1,029)	(2,890)
FHLBNY advances	(1,789)	195	(1,594)
Subordinated debt, net	1,202	195	1,397
Other short-term borrowings	33	55	88
Derivative cash collateral	47	48	95
Total interest-bearing liabilities	$(2,111)	$(1,742)	$(3,853)
Net change in net interest income	$1,920	$9,606	$11,526

(1) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $182.6 million during the six months ended June 30, 2022, an increase of $11.5 million from the six months ended June 30, 2021. Average interest-earning assets were $11.37 billion for the six months ended June 30, 2022, an increase of $344.1 million from $11.03 billion for the six months ended June 30, 2021. Net interest margin (“NIM”) was 3.24% during the six months ended June 30, 2022, up from 3.13% during the six months ended June 30, 2021.

Interest Income. Interest income was $194.8 million during the six months ended June 30, 2022, compared to $187.2 million during the six months ended June 30, 2021. During the six months ended June 30, 2022, interest income increased $7.7 million from the same period in 2021, reflecting increases in interest income of $16.4 million on real estate loans and $4.7 million on securities, partially offset by decreases in interest income of $12.1 million on C&I loans, $870 thousand on other short-term investments, and $412 thousand on other loans. The increased interest income on real estate loans was related to an increase of $798.5 million in the average balance of such loans in the 2022 period, and a 3-basis point increase in the average yield. The increased interest income on securities was due to an increase of $708.6 million in the average balance of such securities during the period, offset in part by a 24-basis point decrease in the average yield. The increased average balances were related to increased balances from the Merger. The decreased interest income on C&I loans was related to a decrease of $1.04 billion in the average balance of such loans in the period, offset in part by a 122-basis point increase in the average yield. The decreased average balance of C&I loans and the increase in the average yield of such loans were related to lower SBA PPP balances in the 2022 period.

Interest Expense. Interest expense was $12.2 million during the six months ended June 30, 2022, compared to $16.1 million during the six months ended June 30, 2021, primarily reflecting decreases in interest expense of $2.9 million on CDs, $1.8 million on money market accounts, and $1.6 million on FHLBNY advances, offset in part by increases in interest expense of $1.4 million on subordinated debt and $647 thousand on savings accounts.  The decrease in interest expense was primarily due decreases of $645.4 million in the average balances of CDs and $440.6 million in the average balances of FHLBNY advances, and decreases in rates offered on CDs and money market accounts. The increased interest expense on subordinated debt was primarily due to our issuance of subordinated debt during the second quarter of 2022.

Provision for Credit Losses. We recognized a credit loss recovery of $1.5 million during the six months ended June 30, 2022, compared to a provision for credit losses of $11.5 million for the six months ended June 30, 2021. The $1.5 million credit loss recovery for the six months ended June 30, 2022 was primarily due to releases of reserves on PCD loans. The change in provision for the six months ended June 30, 2021 was primarily associated with the provision for credit losses recorded on acquired non-PCD loans which totaled $20.3 million for the Day 2 accounting of acquired loans from the Merger. We recognized a credit loss recovery of $12.2 million on the remainder of the portfolio for the six months ended June 30, 2021, primarily as a result of improvement in forecasted macroeconomic conditions, as well as releases of reserves on PCD individually analyzed loans.

Non-Interest Income. Non-interest income was $19.3 million during the six months ended June 30, 2022, compared to $22.2 million during the six months ended June 30, 2021. During the six months ended June 30, 2022, non-interest income decreased $2.8 million from the six months ended June 30, 2021, reflecting a decrease during the 2022 period of $20.9 million in gain on sale of SBA loans, a decrease of $890 thousand in gain on sale of residential loans, and a $730 thousand net gain on sale of securities and other assets during the 2021 period, partially offset by losses on loan swap terminations of $16.5 million during the 2021 period, an increase of $3.1 million in BOLI income, and an increase of $1.6 million in service charges and other fees during the 2022 period. Included in BOLI income for the 2022 period was $2.2 million of income related to mortality proceeds from a death claim. Included in gain on sale of SBA loans for the 2021 period was a $20.7 million gain on sale of PPP loans.

During the six months ended June 30, 2021, the Company terminated 34 derivatives with notional values totaling $785.0 million, resulting in a termination value of $16.5 million which was recognized in loss on termination of derivatives in non-interest income.

Non-Interest Expense. Non-interest expense was $101.7 million during the six months ended June 30, 2022, compared to $137.7 million during the six months ended June 30, 2021. During the six months ended June 30, 2022, non-interest expense decreased $36.0 million from the same period in 2021, reflecting merger expenses and transaction costs of $39.8 million, loss on extinguishment of debt of $1.8 million, and curtailment loss of $1.5 million during the 2021 period due to the Merger, and branch restructuring costs of $1.7 million during the 2021 period, partially offset by an increase during the 2022 period of $6.9 million in salaries and employee benefits expenses, an increase of $1.2 million in marketing expense, and a loss on extinguishment of debt of $740 thousand during the 2022 period due to the write-off of subordinated debt issuance costs.

Non-interest expense was 1.67% and 2.35% of average assets during the six months ended June 30, 2022 and 2021, respectively.

Income Tax Expense. Income tax expense was $28.8 million during the six months ended June 30, 2022, compared to income tax expense of $13.8 million during the six months ended June 30, 2021. Income tax expense increased in 2022 primarily due to higher income before income taxes in the 2022 period compared to the 2021 period. The reported effective tax rate for the six months ended June 30, 2022 was 28.3%, and 31.3% for the six months ended June 30, 2021. The decrease in the effective tax rate during the six months ended June 30, 2022 compared to a year ago was primarily the result of higher non-deductible expenses during the 2021 period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2021 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2022. The following is an update of the discussion provided therein.

General. The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the three and six months ended June 30, 2022, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

The analysis that follows presents, as of June 30, 2022 and December 31, 2021, the estimated EVE at both the Pre-Shock Scenario and the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios.

	June 30, 2022			December 31, 2021
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$1,929,248	$207,545	12.1%	$1,413,179	$194,959	16.0%
+ 100 Basis Points	1,846,901	125,198	7.3%	1,334,981	116,761	9.6%
Pre-Shock Scenario	1,721,703	—	—	1,218,220	—	—

The Company’s Pre-Shock Scenario EVE increased from $1.22 billion at December 31, 2021 to $1.72 billion at June 30, 2022. The primary factor contributing to the increase in EVE at June 30, 2022, was the increase in value of the Bank’s low-cost deposit base relative to the current rate environment.  During the first half of 2022, market interest rates utilized in the calculation of economic value increased materially across all yield curve points. However, the Bank continued to maintain its low-cost funding base during this time even as market rates have risen measurably, resulting in additional economic value.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios increased from $1.33 billion and $1.41 billion, respectively, at December 31, 2021, to $1.85 billion and $1.93 billion, respectively, at June 30, 2022.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates over a 12-month period beginning June 30, 2022, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	2.1%	9.3%
+ 100 Basis Points	1.0%	4.8%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates. The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios.

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	5.0%	11.7%
+ 100 Basis Points	2.6%	6.1%

iIte

Item 4.Controls and Procedures

Management of the Company, with the participation of its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness, as of June 30, 2022, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company was not involved in any actions or proceedings that were likely to have a material adverse impact on its financial condition and results of operations as of June 30, 2022.

Item 1A.Risk Factors

There have been no changes to the risks disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.

(c)

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Programs (1)
April 2022	238,420	$34.83	238,420	343,262
May 2022	300,191	30.65	300,191	1,991,385
June 2022	179,033	30.14	179,033	1,812,352
(1)	In May 2022, we announced the adoption of a new stock repurchase program of up to 1,948,314 shares, upon the completion of our existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of June 30, 2022, there were 1,812,352 shares remaining to be purchased in the program.

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
4.1

Indenture, dated May 6, 2022, between Dime Community Bancshares, Inc. and Wilmington Trust National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 6, 2022 (File No. 001-34096))

4.2

First Supplemental Indenture, May 6, 2022, between Dime Community Bancshares, Inc. and Wilmington Trust National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed May 6, 2022 (File No. 001-34096))

4.3	Form of 5.000% Fixed-to-Floating Rate Subordinated Notes due 2032 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed May 6, 2022 (File No. 001-34096))
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101

The following financial statements from Dime Community Bancshares, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2022, filed on August 8, 2022, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2022 and 2021, (iv) Consolidated Statements of Stockholders' Equity for the Three and Six Months Ended June 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

Dime Community Bancshares, Inc.

Dated: August 8, 2022	By:	/s/ KEVIN M. O’CONNOR
Kevin M. O’Connor
Chief Executive Officer

Dated: August 8, 2022	By:	/s/ AVINASH REDDY
Avinash Reddy
Senior Executive Vice President and Chief Financial Officer