Form 10-Q
period 2022-09-30
Dime Community Bancshares, Inc. /NY/
filed 2022-11-07
CIK 846617

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at October 31, 2022
$0.01 Par Value	38,573,667

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

Item 1.   Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands except share amounts)

	September 30,	December 31,
	2022	2021
Assets:
Cash and due from banks	$312,996	$393,722
Securities available-for-sale, at fair value	962,927	1,563,711
Securities held-to-maturity	591,403	179,309
Loans held for sale	289	5,493
Loans held for investment, net of fees and costs	10,116,941	9,244,661
Allowance for credit losses	(81,935)	(83,853)
Total loans held for investment, net	10,035,006	9,160,808
Premises and fixed assets, net	47,406	50,368
Premises held for sale	—	556
Restricted stock	65,656	37,732
Bank Owned Life Insurance ("BOLI")	331,105	295,789
Goodwill	155,797	155,797
Other intangible assets	6,915	8,362
Operating lease assets	57,916	64,258
Derivative assets	162,679	45,086
Accrued interest receivable	41,567	40,149
Other assets	114,241	65,224
Total assets	$12,885,903	$12,066,364

Liabilities:
Interest-bearing deposits	$6,657,994	$6,538,551
Non-interest-bearing deposits	3,830,676	3,920,423
Total deposits	10,488,670	10,458,974
Federal Home Loan Bank of New York ("FHLBNY") advances	620,000	25,000
Other short-term borrowings	2,124	1,862
Subordinated debt, net	200,305	197,096
Derivative cash collateral	158,200	4,550
Operating lease liabilities	60,252	66,103
Derivative liabilities	144,343	40,728
Other liabilities	71,218	79,431
Total liabilities	11,745,112	10,873,744

Commitments and contingencies

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at September 30, 2022 and December 31, 2021)	116,569	116,569
Common stock ($0.01 par, 80,000,000 shares authorized, 41,616,414 shares and 41,610,939 shares issued at September 30, 2022 and December 31, 2021, respectively, and 38,571,572 shares and 39,877,833 shares outstanding at September 30, 2022 and December 31, 2021, respectively)	416	416
Additional paid-in capital	495,232	494,125
Retained earnings	733,783	654,726
Accumulated other comprehensive loss, net of deferred taxes	(93,036)	(6,181)
Unearned equity awards	(9,177)	(7,842)
Treasury stock, at cost (3,044,842 shares and 1,733,106 shares at September 30, 2022 and December 31, 2021, respectively)	(102,996)	(59,193)
Total stockholders' equity	1,140,791	1,192,620
Total liabilities and stockholders' equity	$12,885,903	$12,066,364

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Loans	$106,306	$94,045	$285,828	$269,715
Securities	7,374	6,030	21,572	15,537
Other short-term investments	847	583	1,956	2,562
Total interest income	114,527	100,658	309,356	287,814
Interest expense:
Deposits and escrow	10,154	3,565	16,416	13,666
Borrowed funds	3,483	2,265	9,334	8,225
Derivative cash collateral	452	—	547	—
Total interest expense	14,089	5,830	26,297	21,891
Net interest income	100,438	94,828	283,059	265,923
Provision (credit) for credit losses	6,587	(5,187)	5,039	6,344
Net interest income after provision (credit) for credit losses	93,851	100,015	278,020	259,579

Non-interest income:
Service charges and other fees	3,866	4,581	12,261	11,377
Title fees	474	482	1,578	1,603
Loan level derivative income	549	445	2,240	2,796
BOLI income	2,177	2,249	8,159	5,181
Gain on sale of Small Business Administration ("SBA") loans	211	348	1,176	22,182
Gain on sale of residential loans	54	304	393	1,533
Net gain on equity securities	—	—	—	131
Net gain on sale of securities and other assets	1,397	—	1,397	730
Loss on termination of derivatives	—	—	—	(16,505)
Other	634	1,319	1,485	2,861
Total non-interest income	9,362	9,728	28,689	31,889
Non-interest expense:
Salaries and employee benefits	29,188	28,276	88,476	80,693
Severance	—	—	2,193	1,875
Occupancy and equipment	7,884	7,814	22,864	22,913
Data processing costs	3,434	3,573	11,152	12,132
Marketing	1,531	1,054	4,341	2,702
Professional services	2,116	2,751	6,238	7,154
Federal deposit insurance premiums	800	1,173	3,100	3,046
Loss from extinguishment of debt	—	—	740	1,751
Curtailment loss	—	—	—	1,543
Merger expenses and transaction costs	—	2,472	—	42,250
Branch restructuring costs	—	4,518	—	6,177
Amortization of other intangible assets	431	715	1,447	1,907
Other	2,918	4,437	9,477	10,327
Total non-interest expense	48,302	56,783	150,028	194,470
Income before income taxes	54,911	52,960	156,681	96,998
Income tax expense	15,430	14,565	44,184	28,359
Net income	39,481	38,395	112,497	68,639
Preferred stock dividends	1,822	1,822	5,465	5,465
Net income available to common stockholders	$37,659	$36,573	$107,032	$63,174
Earnings per common share:
Basic	$0.98	$0.89	$2.74	$1.62
Diluted	$0.98	$0.89	$2.74	$1.62

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$39,481	$38,395	$112,497	$68,639
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities:
Change in net unrealized gain (loss) during the period	(39,692)	(8,654)	(142,980)	(15,222)
Reclassification adjustment for net gains included in net gain on sale of securities and other assets	—	—	—	(1,207)
Accretion of net unrealized loss on securities transferred to held to maturity	1,112	—	2,111	—
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(935)	(735)	(2,805)	(1,595)
Reclassification adjustment for curtailment loss	—	—	—	1,543
Change in the net actuarial gain	997	941	2,992	2,470
Change in unrealized gain (loss) on derivatives:
Change in net unrealized gain (loss) during the period	5,387	225	14,548	3,767
Reclassification adjustment for loss included in loss on termination of derivatives	—	—	—	16,505
Reclassification adjustment for expense included in interest expense	(546)	38	(569)	902
Other comprehensive (loss) income before income taxes	(33,677)	(8,185)	(126,703)	7,163
Deferred tax (benefit) expense	(10,591)	(2,567)	(39,848)	2,281
Total other comprehensive (loss) income, net of tax	(23,086)	(5,618)	(86,855)	4,882
Total comprehensive income	$16,395	$32,777	$25,642	$73,521

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30, 2022
						Accumulated		Common Stock
						Other		Held by
						Comprehensive		Benefit
	Number of			Additional		Loss,	Unearned	Maintenance	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Plan	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	("BMP")	at cost	Equity
Beginning balance as of January 1, 2022	39,877,833	$116,569	$416	$494,125	$654,726	$(6,181)	$(7,842)	$—	$(59,193)	$1,192,620
Net income	—	—	—	—	34,531	—	—	—	—	34,531
Other comprehensive loss, net of tax	—	—	—	—	—	(43,199)	—	—	—	(43,199)
Release of shares, net of forfeitures	127,812	—	—	844	—	—	(3,939)	—	3,284	189
Stock-based compensation	—	—	—	—	—	—	1,219	—	—	1,219
Shares received related to tax withholding	(40,731)	—	—	—	—	—	—	—	(1,414)	(1,414)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(9,446)	—	—	—	—	(9,446)
Purchase of treasury stock	(505,005)	—	—	—	—	—	—	—	(17,392)	(17,392)
Ending balance as of March 31, 2022	39,459,909	116,569	416	494,969	677,990	(49,380)	(10,562)	—	(74,715)	1,155,287

Net income	—	—	—	—	38,485	—	—	—	—	38,485
Other comprehensive loss, net of tax	—	—	—	—	—	(20,570)	—	—	—	(20,570)
Release of shares, net of forfeitures	27,125	—	—	297	—	—	(644)	—	726	379
Stock-based compensation	—	—	—	—	—	—	946	—	—	946
Shares received related to tax withholding	(37)	—	—	—	—	—	—	—	(1)	(1)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(9,282)	—	—	—	—	(9,282)
Purchase of treasury stock	(717,644)	—	—	—	—	—	—	—	(22,900)	(22,900)
Ending balance as of June 30, 2022	38,769,353	116,569	416	495,266	705,371	(69,950)	(10,260)	—	(96,890)	1,140,522

Net income	—	—	—	—	39,481	—	—	—	—	39,481
Other comprehensive loss, net of tax	—	—	—	—	—	(23,086)	—	—	—	(23,086)
Release of shares, net of forfeitures	7,227	—	—	(33)	—	—	20	—	241	228
Stock-based compensation	—	—	—	—	—	—	1,063	—	—	1,063
Shares received related to tax withholding	(4,662)	—	—	(1)	—	—	—	—	(141)	(142)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(9,247)	—	—	—	—	(9,247)
Purchase of treasury stock	(200,346)	—	—	—	—	—	—	—	(6,206)	(6,206)
Ending balance as of September 30, 2022	38,571,572	$116,569	$416	$495,232	$733,783	$(93,036)	$(9,177)	$—	$(102,996)	$1,140,791

	Nine Months Ended September 30, 2021
						Accumulated
						Other
						Comprehensive		Common
	Number of			Additional		(Loss) Income,	Unearned	Stock	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Held by	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	BMP	at cost	Equity
Beginning balance as of January 1, 2021	21,232,984	$116,569	$348	$278,295	$600,641	$(5,924)	$—	$(1,496)	$(287,337)	$701,096
Cumulative change in accounting principle (Note 1)	—	—	—	—	1,686	—	—	—	—	1,686
Adjusted beginning balance on January 1, 2021	21,232,984	116,569	348	278,295	602,327	(5,924)	—	(1,496)	(287,337)	702,782
Net loss	—	—	—	—	(21,034)	—	—	—	—	(21,034)
Other comprehensive income, net of tax	—	—	—	—	—	6,455	—	—	—	6,455
Reverse merger with Bridge Bancorp Inc.	19,992,284	—	65	206,641	—	—	(2,603)	—	287,107	491,210
Exercise of stock options	15,928	—	—	292	—	—	—	—	80	372
Release of shares, net of forfeitures	335,959	—	3	8,562	—	—	(8,340)	—	(33)	192
Stock-based compensation	—	—	—	—	—	—	836	—	—	836
Shares received to satisfy distribution of retirement benefits	(41,101)	—	—	(1,359)	—	—	—	1,496	(1,130)	(993)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(5,175)	—	—	—	—	(5,175)
Ending balance as of March 31, 2021	41,536,054	116,569	416	492,431	574,297	531	(10,107)	—	(1,313)	1,172,824

Net income	—	—	—	—	51,278	—	—	—	—	51,278
Other comprehensive income, net of tax	—	—	—	—	—	4,045	—	—	—	4,045
Exercise of stock options	1,174	—	—	(7)	—	—	—	—	31	24
Release of shares, net of forfeitures	3,098	—	—	424	—	—	64	—	(141)	347
Stock-based compensation	—	—	—	—	—	—	1,514	—	—	1,514
Shares received related to tax withholding	(3,342)	—	—	—	—	—	—	—	(147)	(147)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	—	(1,822)
Cash dividends declared to common stockholders, net	—	—	—	—	(9,962)	—	—	—	—	(9,962)
Purchase of treasury stock	(424,121)	—	—	—	—	—	—	—	(13,825)	(13,825)
Ending balance as of June 30, 2021	41,112,863	116,569	416	492,848	613,791	4,576	(8,529)	—	(15,395)	1,204,276

Net income	—	—	—	—	38,395	—	—	—	—	38,395
Other comprehensive loss, net of tax	—	—	—	—	—	(5,618)	—	—	—	(5,618)
Release of shares, net of forfeitures	82,004	—	—	1,048	—	—	(2,423)	—	1,615	240
Stock-based compensation	—	—	—	—	—	—	1,535	—	—	1,535
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(19,620)	—	—	—	—	(19,620)
Redemption of real estate investment trust ("REIT") preferred stock	—	—	—	(121)	—	—	—	—	—	(121)
Purchase of treasury stock	(480,039)	—	—	—	—	—	—	—	(16,148)	(16,148)
Ending balance as of September 30, 2021	40,714,828	$116,569	$416	$493,775	$630,744	$(1,042)	$(9,417)	$—	$(29,928)	$1,201,117

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,497	$68,639
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sales of securities available-for-sale and other assets	(1,397)	(730)
Net gain on equity securities	—	(131)
Net gain on sale of loans held for sale	(1,569)	(23,715)
Loss on termination of derivatives	—	16,505
Net depreciation, amortization and accretion	6,426	4,907
Amortization of other intangible assets	1,447	1,907
Loss on extinguishment of debt	740	1,751
Stock-based compensation	3,228	3,885
Provision for credit losses	5,039	6,344
Originations of loans held for sale	(17,128)	(38,709)
Proceeds from sale of loans originated for sale	34,029	57,558
Increase in cash surrender value of BOLI	(6,003)	(4,831)
Gain from death benefits from BOLI	(2,156)	(350)
(Increase) decrease in other assets	(27,052)	111,922
Increase (decrease) in other liabilities	139,350	(45,669)
Net cash provided by operating activities	247,451	159,283
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	—	138,077
Proceeds from sales of marketable equity securities	—	6,101
Purchases of securities available-for-sale	(29,742)	(1,025,697)
Purchases of securities held-to-maturity	(63,210)	(40,303)
Proceeds from calls and principal repayments of securities available-for-sale	139,974	350,598
Proceeds from calls and principal repayments of securities held-to-maturity	25,260	—
Purchase of BOLI	(30,000)	(40,000)
Proceeds received from cash surrender value of BOLI	2,843	1,464
Loans purchased	—	(9,855)
Proceeds from the sale of portfolio loans transferred to held for sale	13,201	681,956
Net (increase) decrease in loans	(903,287)	244,995
Purchases of fixed assets, net	(2,621)	(781)
(Purchases) redemptions of restricted stock, net	(27,924)	46,350
Net cash received in business combination	—	715,988
Net cash (used in) provided by investing activities	(875,506)	1,068,893
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	29,972	733,744
Proceeds (repayments) from FHLBNY advances, short-term, net	395,000	(1,228,865)
Repayments of FHLBNY advances, long-term	—	(190,150)
Proceeds from FHLBNY advances, long-term	200,000	25,000
Proceeds (repayments) of other short-term borrowings, net	262	(117,371)
Proceeds from subordinated debentures issuance, net	157,559	—
Redemption of subordinated debentures	(155,000)	—
Proceeds from exercise of stock options	—	396
Release of stock for benefit plan awards	796	779
Payments related to tax withholding for equity awards	(1,557)	(147)
BMP Employee Stock Ownership Plan shares received to satisfy distribution of retirement benefits	—	(993)
Purchase of treasury stock	(46,498)	(29,973)
Redemption of REIT preferred stock	—	(121)
Cash dividends paid to preferred stockholders	(5,465)	(5,465)
Cash dividends paid to common stockholders	(27,740)	(29,602)
Net cash provided by (used in) financing activities	547,329	(842,768)
(Decrease) increase in cash and cash equivalents	(80,726)	385,408
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	393,722	243,603
CASH AND CASH EQUIVALENTS, END OF PERIOD	$312,996	$629,011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$35,127	$17,930
Cash paid for interest	22,619	21,995
Securities available-for-sale transferred to held-to-maturity	372,154	—
Loans transferred to held for sale	27,426	685,747
Loans transferred to held for investment	4,051	10,000
Premises transferred to held for sale	—	2,799
Operating lease assets in exchange for operating lease liabilities	2,274	4,048
Cumulative change due to Current Expected Credit Loss ("CECL") Standard adoption	—	1,686
Net non-cash liabilities assumed in Merger (See Note 2)	—	324,479

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

As of September 30, 2022, we operated 59 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, and the Bronx.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which remain significantly unchanged and have been followed similarly as in prior periods.

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

Risks and Uncertainties

In March 2020, the United States declared a National Public Health Emergency in response to the COVID-19 pandemic. The outbreak of COVID-19 has materially, adversely impacted labor supply, supply chains, and certain industries in which our customers and vendors operate, and could continue to materially impair their ability to fulfill their obligations to us. Further additional outbreaks of COVID-19 variants could lead to economic recession and other severe disruptions in the U.S. economy, may disrupt banking and other financial activity in the areas in which we operate, and could potentially create widespread business continuity issues for us. Future government actions in response to the COVID-19 pandemic, including vaccination mandates, may also affect our workforce, human capital resources, and infrastructure.

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

3.SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of September 30, 2022 and December 31, 2021, the results of operations and statements of comprehensive income for the three and nine months ended September 30, 2022 and 2021, the changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021.

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

ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

ASU 2022-02 eliminates troubled debt restructuring (“TDR”) recognition and measurement guidance and, instead, requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. ASU 2022-02 enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For entities that have adopted the amendments of ASU 2016-13, the amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This ASU is effective for the Company on January 1, 2023. The Company plans to adopt ASU 2022-02 on its effective date using the modified retrospective method. The adoption of ASU 2022-02 is not expected to have a material effect on the Company's consolidated financial statements.

4.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
		Defined		Other
		Benefit		Comprehensive
(In thousands)	Securities	Plans	Derivatives	Income (Loss)
Balance as of January 1, 2022	$(7,864)	$(1,306)	$2,989	$(6,181)
Other comprehensive (loss) income before reclassifications	(96,565)	2,051	9,972	(84,542)
Amounts reclassified from accumulated other comprehensive loss	—	(1,923)	(390)	(2,313)
Net other comprehensive (loss) income during the period	(96,565)	128	9,582	(86,855)
Balance as of September 30, 2022	$(104,429)	$(1,178)	$12,571	$(93,036)

Balance as of January 1, 2021	$12,694	$(6,086)	$(12,532)	$(5,924)
Other comprehensive (loss) income before reclassifications	(10,378)	2,706	13,850	6,178
Amounts reclassified from accumulated other comprehensive loss	(826)	(1,082)	612	(1,296)
Net other comprehensive (loss) income during the period	(11,204)	1,624	14,462	4,882
Balance as of September 30, 2021	$1,490	$(4,462)	$1,930	$(1,042)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Change in unrealized gain (loss) on securities:
Change in net unrealized gain (loss) during the period	$(39,692)	$(8,654)	$(142,980)	$(15,222)
Reclassification adjustment for net gains included in net gain on sale of securities and other assets	—	—	—	(1,207)
Accretion of net unrealized loss on securities transferred to held-to-maturity	1,112	—	2,111	—
Net change	(38,580)	(8,654)	(140,869)	(16,429)
Tax benefit	(12,133)	(2,714)	(44,304)	(5,226)
Net change in unrealized gain (loss) on securities, net of reclassification adjustments and tax	(26,447)	(5,940)	(96,565)	(11,203)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(935)	(735)	(2,805)	(1,595)
Reclassification adjustment for curtailment loss	—	—	—	1,543
Change in the net actuarial gain	997	941	2,992	2,470
Net change	62	206	187	2,418
Tax expense	20	65	59	795
Net change in pension and other postretirement obligations	42	141	128	1,623
Change in unrealized gain (loss) on derivatives:
Change in net unrealized gain (loss) during the period	5,387	225	14,548	3,767
Reclassification adjustment for loss included in loss on termination of derivatives	—	—	—	16,505
Reclassification adjustment for expense included in interest expense	(546)	38	(569)	902
Net change	4,841	263	13,979	21,174
Tax expense	1,522	82	4,397	6,712
Net change in unrealized gain (loss) on derivatives, net of reclassification adjustments and tax	3,319	181	9,582	14,462
Other comprehensive (loss) income, net of tax	$(23,086)	$(5,618)	$(86,855)	$4,882

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except share and per share amounts)	2022	2021	2022	2021

Net income available to common stockholders	$37,659	$36,573	$107,032	$63,174
Less: Dividends paid and earnings allocated to participating securities	(438)	(437)	(1,244)	(811)
Income attributable to common stock	$37,221	$36,136	$105,788	$62,363
Weighted-average common shares outstanding, including participating securities	38,614,436	40,915,012	39,125,192	38,979,259
Less: weighted-average participating securities	(448,755)	(489,274)	(446,298)	(405,102)
Weighted-average common shares outstanding	38,165,681	40,425,738	38,678,894	38,574,157
Basic EPS	$0.98	$0.89	$2.74	$1.62

Income attributable to common stock	$37,221	$36,136	$105,788	$62,363
Weighted-average common shares outstanding	38,165,681	40,425,738	38,678,894	38,574,157
Weighted-average common equivalent shares outstanding	—	423	—	700
Weighted-average common and equivalent shares outstanding	38,165,681	40,426,161	38,678,894	38,574,857
Diluted EPS	$0.98	$0.89	$2.74	$1.62

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 102,581 and 114,961 weighted-average stock options outstanding for the three and nine months ended September 30, 2022, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

There were 174,584 and 177,953 weighted-average stock options outstanding for the three and nine months ended September 30, 2021, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

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

7.SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Treasury securities	$247,157	$—	$(21,232)	$225,925
Corporate securities	174,344	—	(17,312)	157,032
Pass-through mortgage-backed securities ("MBS") issued by government sponsored entities ("GSEs")	287,157	—	(34,502)	252,655
Agency collateralized mortgage obligations ("CMOs")	342,734	2	(49,019)	293,717
State and municipal obligations	37,157	—	(3,559)	33,598
Total securities available-for-sale	$1,088,549	$2	$(125,624)	$962,927

	September 30, 2022
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,057	$—	$(14,168)	$74,889
Corporate securities	9,000	—	(287)	8,713
Pass-through MBS issued by GSEs	281,739	—	(43,405)	238,334
Agency CMOs	211,607	—	(22,489)	189,118
Total securities held-to-maturity	$591,403	$—	$(80,349)	$511,054

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$82,476	$—	$(2,222)	$80,254
Treasury securities	247,916	—	(3,147)	244,769
Corporate securities	148,430	4,354	(754)	152,030
Pass-through MBS issued by GSEs	528,749	4,271	(6,566)	526,454
Agency CMOs	527,348	2,705	(8,795)	521,258
State and municipal obligations	39,175	73	(302)	38,946
Total securities available-for-sale	$1,574,094	$11,403	$(21,786)	$1,563,711

	December 31, 2021
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Pass-through MBS issued by GSEs	$118,382	$59	$(1,141)	$117,300
Agency CMOs	60,927	—	(873)	60,054
Total securities held-to-maturity	$179,309	$59	$(2,014)	$177,354

The Company reassessed classification of certain investments during the nine months ended September 30, 2022 and transferred securities with a book value of $400.0 million from available-for-sale to held-to-maturity. The transfers occurred at fair value totaling $372.2 million. The related unrealized losses of $27.8 million were converted to a discount that is being accreted through interest income on a level-yield method over the term of the securities, while the unrealized losses recorded in other comprehensive income are amortized out of other comprehensive income through interest income on a level-yield method over the remaining term of securities, with no net change to interest income. No gain or loss was recorded at the time of transfer. There were no transfers of securities held-to-maturity to securities available-for-sale during the nine months ended September 30, 2022. There were no transfers to or from securities held-to-maturity during the nine months ended September 30, 2021.

The carrying amount of securities pledged at September 30, 2022 and December 31, 2021 was $651.1 million and $727.8 million, respectively.

At September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The amortized cost and fair value of securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	September 30, 2022
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$4,328	$4,260
One to five years	279,979	256,086
Five to ten years	169,206	151,713
Beyond ten years	5,145	4,496
Pass-through MBS issued by GSEs and agency CMO	629,891	546,372
Total	$1,088,549	$962,927

Held-to-maturity
Within one year	$—	$—
One to five years	10,000	9,301
Five to ten years	88,057	74,301
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMO	493,346	427,452
Total	$591,403	$511,054

The following table presents the information related to sales of securities available-for-sale as of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Securities available-for-sale
Proceeds	$—	$—	$—	$138,077
Gross gains	—	—	—	1,327
Tax expense on gains	—	—	—	421
Gross losses	—	—	—	120
Tax benefit on losses	—	—	—	38

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Proceeds:
Marketable equity securities	$—	$—	$—	$6,101

There were no gains on marketable equity securities for the three and nine months ended September 30, 2022, and the three months ended September 30, 2021. Net gain of $131 thousand was recognized on marketable equity securities for the nine months ended September 30, 2021. Marketable equity securities were fully liquidated in connection with the termination of the BMP during the three months ended March 31, 2021.

There were no sales of securities held-to-maturity during the three and nine months ended September 30, 2022 and 2021.

The following table summarizes the gross unrealized losses and fair value of securities available-for-sale aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	September 30, 2022
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Treasury securities	$—	$—	$225,925	$21,232	$225,925	$21,232
Corporate securities	135,613	13,125	21,419	4,187	157,032	17,312
Pass-through MBS issued by GSEs	69,094	4,440	183,561	30,062	252,655	34,502
Agency CMOs	80,929	5,456	207,788	43,563	288,717	49,019
State and municipal obligations	18,428	1,498	15,170	2,061	33,598	3,559

	December 31, 2021
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$58,607	$1,369	$21,647	$853	$80,254	$2,222
Treasury securities	244,769	3,147	—	—	244,769	3,147
Corporate securities	37,620	754	—	—	37,620	754
Pass-through MBS issued by GSEs	422,634	6,333	4,748	233	427,382	6,566
Agency CMOs	349,879	8,672	3,182	123	353,061	8,795
State and municipal obligations	18,887	302	—	—	18,887	302

As of September 30, 2022, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available-for-sale debt securities was required. Additionally, given the high-quality composition of the Company’s held-to-maturity portfolio, the Company did not record an allowance for credit losses on the held-to-maturity portfolio. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Accrued interest receivable on securities totaling $4.6 million and $4.4 million at September 30, 2022 and December 31, 2021, respectively, was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

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

At September 30, 2022, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. government: Agency Notes, Treasury Securities, Pass-through MBS issued by GSEs, Agency Collateralized Mortgage Obligations. Substantially all of the corporate bonds within the portfolio have maintained an investment grade rating by either Kroll, Egan-Jones, Fitch, Moody’s or Standard and Poor’s. None of the unrealized losses are related to credit losses. Substantially all of the state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

8.LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	September 30, 2022	December 31, 2021
One-to-four family residential and cooperative/condominium apartment	$722,081	$669,282
Multifamily residential and residential mixed-use	3,968,244	3,356,346
Commercial real estate ("CRE")	4,264,519	3,945,948
Acquisition, development, and construction	241,019	322,628
Total real estate loans	9,195,863	8,294,204
Commercial and industrial ("C&I")	912,151	933,559
Other loans	8,927	16,898
Total	10,116,941	9,244,661
Allowance for credit losses	(81,935)	(83,853)
Loans held for investment, net	$10,035,006	$9,160,808

Included in C&I loans were Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans totaling $11.4 million and $66.0 million at September 30, 2022 and December 31, 2021, respectively. SBA PPP loans carry a 100% guarantee from the SBA.

The following tables present data regarding the allowance for credit losses activity for the periods indicated:

	At or for the Three Months Ended September 30, 2022
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
(In thousands)	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance	$4,514	$7,003	$26,247	$3,788	$41,552	$37,588	$286	$79,426
Provision (credit) for credit losses	544	1,051	2,304	(169)	3,730	2,742	(32)	6,440
Charge-offs	—	—	—	—	—	(5,462)	(49)	(5,511)
Recoveries	—	—	—	—	—	1,580	—	1,580
Ending balance	$5,058	$8,054	$28,551	$3,619	$45,282	$36,448	$205	$81,935

	At or for the Three Months Ended September 30, 2021
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
(In thousands)	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance	$5,522	$10,285	$41,201	$5,158	$62,166	$30,095	$499	$92,760
Provision (credit) for credit losses	583	(1,998)	(8,649)	(139)	(10,203)	1,943	946	(7,314)
Charge-offs	(1)	(58)	(2,952)	—	(3,011)	(497)	(768)	(4,276)
Recoveries	—	78	3	—	81	4	—	85
Ending balance	$6,104	$8,307	$29,603	$5,019	$49,033	$31,545	$677	$81,255

	At or for the Nine Months Ended September 30, 2022
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
(In thousands)	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance	$5,932	$7,816	$29,166	$4,857	$47,771	$35,331	$751	$83,853
(Credit) provision for credit losses	(874)	236	(669)	(1,238)	(2,545)	8,192	(495)	5,152
Charge-offs	—	—	—	—	—	(8,742)	(52)	(8,794)
Recoveries	—	2	54	—	56	1,667	1	1,724
Ending balance	$5,058	$8,054	$28,551	$3,619	$45,282	$36,448	$205	$81,935

	At or for the Nine Months Ended September 30, 2021
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
(In thousands)	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance, prior to the adoption of CECL	$644	$17,016	$9,059	$1,993	$28,712	$12,737	$12	$41,461
Impact of adopting CECL as of January 1, 2021	1,048	(8,254)	4,849	381	(1,976)	(1,935)	(8)	(3,919)
Adjusted beginning balance as of January 1, 2021	1,692	8,762	13,908	2,374	26,736	10,802	4	37,542
PCD Day 1	2,220	3,292	23,124	117	28,753	23,374	157	52,284
Provision (credit) for credit losses	2,212	(3,361)	(4,068)	2,528	(2,689)	2,215	1,286	812
Charge-offs	(20)	(467)	(3,365)	—	(3,852)	(4,959)	(773)	(9,584)
Recoveries	—	81	4	—	85	113	3	201
Ending balance	$6,104	$8,307	$29,603	$5,019	$49,033	$31,545	$677	$81,255

The following tables present the amortized cost basis of loans on non-accrual status as of the periods indicated:

	September 30, 2022
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
One-to-four family residential and cooperative/condominium apartment	$-	$3,219	$179
CRE	3,848	3,825	1,470
Acquisition, development, and construction	657	-	-
C&I	372	29,160	18,504
Total	$4,877	$36,204	$20,153

	December 31, 2021
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
One-to-four family residential and cooperative/condominium apartment	$-	$7,623	$1,278
CRE	1,301	3,752	797
C&I	348	26,918	16,973
Other	-	365	361
Total	$1,649	$38,658	$19,409

The Company did not recognize interest income on non-accrual loans held for investment during the three and nine months ended September 30, 2022 and 2021.

The following tables summarize the past due status of the Company’s investment in loans as of the dates indicated:

	September 30, 2022
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$496	$141	$—	$3,219	$3,856	$718,225	$722,081
Multifamily residential and residential mixed-use	4,713	—	—	—	4,713	3,963,531	3,968,244
CRE	10,127	7,680	—	7,673	25,480	4,239,039	4,264,519
Acquisition, development, and construction	—	—	—	657	657	240,362	241,019
Total real estate	15,336	7,821	—	11,549	34,706	9,161,157	9,195,863
C&I	3,973	1,769	2,781	29,532	38,055	874,096	912,151
Other	145	—	—	—	145	8,782	8,927
Total	$19,454	$9,590	$2,781	$41,081	$72,906	$10,044,035	$10,116,941

	December 31, 2021
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$3,294	$877	$1,945	$7,623	$13,739	$655,543	$669,282
Multifamily residential and residential mixed-use	30,983	3,339	—	—	34,322	3,322,024	3,356,346
CRE	23,108	887	—	5,053	29,048	3,916,900	3,945,948
Acquisition, development, and construction	—	—	—	—	—	322,628	322,628
Total real estate	57,385	5,103	1,945	12,676	77,109	8,217,095	8,294,204
C&I	3,753	7,040	1,056	27,266	39,115	894,444	933,559
Other	104	3	—	365	472	16,426	16,898
Total	$61,242	$12,146	$3,001	$40,307	$116,696	$9,127,965	$9,244,661

Accruing Loans 90 Days or More Past Due:

The Company continued accruing interest on loans with an outstanding balance of $2.8 million at September 30, 2022, and loans with an outstanding balance of $3.0 million at December 31, 2021, all of which were 90 days or more past due. These loans were either well secured, awaiting a forbearance extension or formal payment deferral, or will likely be forgiven through the PPP or repurchased by the SBA, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Collateral Dependent Loans:

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated:

	September 30, 2022		December 31, 2021
	Real Estate	Associated Allowance	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses	Collateral Dependent	for Credit Losses
CRE	$6,732	$1,432	$3,837	$600
Acquisition, development, and construction	657	-	-	-
C&I	818	-	348	-
Total	$8,207	$1,432	$4,185	$600

TDRs

As of September 30, 2022, the Company had TDRs totaling $21.2 million. The Company has allocated $10.7 million of allowance for those loans at September 30, 2022, with no commitments to lend additional amounts. As of December 31, 2021, the Company had TDRs totaling $942 thousand. The Company has allocated $483 thousand of allowance for those loans at December 31, 2021, with no commitments to lend additional amounts.

During the nine months ended September 30, 2022, TDR modifications included extensions of maturity dates, or favorable interest rates and loan terms than the prevailing market interest rates and loan terms.

The following table presents the loans by category modified as TDRs that occurred for the periods indicated:

	Modifications During the Nine Months Ended September 30, 2022
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
One-to-four family residential and cooperative/condominium apartment	2	$762	$762
CRE	1	991	991
Acquisition, development, and construction	1	13,500	13,500
C&I	4	20,272	20,272
Other	1	276	276
Total	9	$35,801	$35,801

	Modifications During the Nine Months Ended September 30, 2021
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
One-to-four family residential and cooperative/condominium apartment	1	$50	$50
CRE	1	10,000	10,000
C&I	1	456	488
Total	3	$10,506	$10,538

There were no TDR charge-offs during the nine months ended September 30, 2022 and 2021. There were no TDRs that subsequently defaulted during the nine months ended September 30, 2022 and 2021.

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	September 30, 2022
(In thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total
One-to-four family residential, and condominium/cooperative apartment:
Pass	$155,591	$110,542	$75,764	$65,953	$66,976	$172,012	$44,573	$12,073	$703,484
Special mention	—	—	—	—	739	2,845	579	731	4,894
Substandard	—	—	1,031	1,229	409	10,258	—	776	13,703
Doubtful	—	—		—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	155,591	110,542	76,795	67,182	68,124	185,115	45,152	13,580	722,081

Multifamily residential and residential mixed-use:
Pass	1,208,492	585,735	326,154	393,385	125,893	1,138,782	12,340	—	3,790,781
Special mention	—	—	—	25,513	12,646	56,094	—	—	94,253
Substandard	—	—	12,356	7,030	20,396	43,428	—	—	83,210
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	1,208,492	585,735	338,510	425,928	158,935	1,238,304	12,340	—	3,968,244

CRE:
Pass	732,046	874,785	780,530	495,212	307,616	914,404	53,018	5,857	4,163,468
Special mention	2,890	—	—	33,240	12,720	15,486	—	—	64,336
Substandard	—	151	3,735	7,998	10,600	14,231	—	—	36,715
Doubtful	—	—	—	—	—	—	—	—	—
Total CRE	734,936	874,936	784,265	536,450	330,936	944,121	53,018	5,857	4,264,519

Acquisition, development, and construction:
Pass	25,431	143,494	18,088	20,043	6,349	2,573	24,097	287	240,362
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	657	—	—	—	—	—	—	657
Doubtful	—	—	—	—	—	—	—	—	—
Total acquisition, development, and construction:	25,431	144,151	18,088	20,043	6,349	2,573	24,097	287	241,019

C&I:
Pass	76,688	49,878	64,244	40,383	39,283	34,835	513,193	11,457	829,961
Special mention	4,340	—	942	287	1,642	908	8,470	503	17,092
Substandard	4,916	401	7,420	3,635	1,014	4,849	12,635	10,394	45,264
Doubtful	—	412	—	8,332	752	10,338	—	—	19,834
Total C&I	85,944	50,691	72,606	52,637	42,691	50,930	534,298	22,354	912,151

Total:
Pass	2,198,248	1,764,434	1,264,780	1,014,976	546,117	2,262,606	647,221	29,674	9,728,056
Special mention	7,230	—	942	59,040	27,747	75,333	9,049	1,234	180,575
Substandard	4,916	1,209	24,542	19,892	32,419	72,766	12,635	11,170	179,549
Doubtful	—	412	—	8,332	752	10,338	—	—	19,834
Total Loans	$2,210,394	$1,766,055	$1,290,264	$1,102,240	$607,035	$2,421,043	$668,905	$42,078	$10,108,014

	December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total
One-to-four family residential, and condominium/cooperative apartment:
Pass	$129,679	$86,028	$80,195	$75,354	$77,829	$129,276	$49,878	$12,537	$640,776
Special mention	—	1,124	335	752	334	2,158	846	747	6,296
Substandard	—	1,944	2,038	597	2,202	14,512	—	894	22,187
Doubtful	—	—	—	23	—	—	—	—	23
Total one-to-four family residential, and condominium/cooperative apartment	129,679	89,096	82,568	76,726	80,365	145,946	50,724	14,178	669,282

Multifamily residential and residential mixed-use:
Pass	590,462	341,206	455,277	151,226	332,749	1,145,609	12,277	825	3,029,631
Special mention	—	11,040	14,486	—	11,817	26,252	—	—	63,595
Substandard	—	1,501	35,326	32,390	54,238	137,387	2,278	—	263,120
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	590,462	353,747	505,089	183,616	398,804	1,309,248	14,555	825	3,356,346

CRE:
Pass	872,049	848,694	529,182	306,360	298,904	815,239	43,183	6,188	3,719,799
Special mention	6,003	1,024	39,305	18,983	11,039	17,438	—	—	93,792
Substandard	4,431	1,732	7,082	45,496	31,747	41,763	—	—	132,251
Doubtful	—	—	106	—	—	—	—	—	106
Total CRE	882,483	851,450	575,675	370,839	341,690	874,440	43,183	6,188	3,945,948

Acquisition, development, and construction:
Pass	142,123	76,259	56,885	23,456	6,809	774	1,066	588	307,960
Special mention	—	1,078	—	—	—	—	—	—	1,078
Substandard	—	90	—	13,500	—	—	—	—	13,590
Doubtful	—	—	—	—	—	—	—	—	—
Total acquisition, development, and construction:	142,123	77,427	56,885	36,956	6,809	774	1,066	588	322,628

C&I:
Pass	93,802	121,291	53,116	49,634	36,238	23,615	446,134	9,764	833,594
Special mention	—	1,625	239	2,191	585	52	3,225	1,286	9,203
Substandard	402	5,744	5,789	6,011	2,832	2,844	28,545	13,597	65,764
Doubtful	550	1,621	9,968	752	11,107	—	1,000	—	24,998
Total C&I	94,754	130,281	69,112	58,588	50,762	26,511	478,904	24,647	933,559

Total:
Pass	1,828,115	1,473,478	1,174,655	606,030	752,529	2,114,513	552,538	29,902	8,531,760
Special mention	6,003	15,891	54,365	21,926	23,775	45,900	4,071	2,033	173,964
Substandard	4,833	11,011	50,235	97,994	91,019	196,506	30,823	14,491	496,912
Doubtful	550	1,621	10,074	775	11,107	—	1,000	—	25,127
Total Loans	$1,839,501	$1,502,001	$1,289,329	$726,725	$878,430	$2,356,919	$588,432	$46,426	$9,227,763

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

(In thousands)	September 30, 2022	December 31, 2021
Performing	$8,927	$16,533
Non-accrual	—	365
Total	$8,927	$16,898

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

Maturities of the Company’s operating lease liabilities at September 30, 2022 are as follows:

Rent to be
(In thousands)	Capitalized
2022	$2,999
2023	11,188
2024	11,098
2025	10,880
2026	10,177
Thereafter	17,671
Total undiscounted lease payments	64,013
Less amounts representing interest	(3,761)
Operating lease liabilities	$60,252

Other information related to the Company’s operating leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Operating lease cost	$3,336	$4,012	$9,869	$11,178
Cash paid for amounts included in the measurement of operating lease liabilities	3,253	3,724	9,232	10,496

	September 30,		December 31,
	2022		2021
Weighted average remaining lease term	6.1	years	6.6	years
Weighted average discount rate	1.89%		1.79%

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $5.5 million will be reclassified as a decrease to interest expense.

During the three and nine months ended September 30, 2022, the Company did not terminate any derivatives. During the three months ended September 30, 2021, the Company did not terminate any derivatives. During the nine months ended September 30, 2021, the Company terminated 34 derivatives with notional values totaling $785.0 million, resulting in a termination value of $16.5 million which was recognized in loss on termination of derivatives in non-interest income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of the dates indicated.

	September 30, 2022				December 31, 2021
		Notional	Fair Value	Fair Value		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Interest rate swaps related to FHLBNY advances	4	$150,000	$18,336	$—	4	$150,000	$4,358	$—

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Gain (loss) recognized in other comprehensive income	$5,387	$225	$14,548	$3,767
Gain recognized on termination of derivatives	—	—	—	16,505
Gain (loss) reclassified from other comprehensive income into interest expense	546	(38)	569	(902)

All cash flow hedges are recorded gross on the balance sheet.

The cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Company to post cash collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of September 30, 2022 and December 31, 2021, the Company did not post collateral to the third-party counterparties. As of September 30, 2022, the Company received $18.2 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2021, the Company received $4.6 million in collateral from its third-party counterparties.

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

	September 30, 2022
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	187	$1,225,306	$—	$(133,938)
Loan level interest rate floors with borrower	41	328,864	—	(10,405)
Loan level interest rate swaps with third-party counterparties	187	1,225,306	133,938	—
Loan level interest rate floors with third-party counterparties	41	328,864	10,405	—

	December 31, 2021
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	98	$599,003	$27,440	$—
Loan level interest rate swaps with borrower	87	612,610	—	(12,620)
Loan level interest rate floors with borrower	33	291,990	615	—
Loan level interest rate floors with borrower	12	100,774	—	(53)
Loan level interest rate swaps with third-party counterparties	98	599,003	—	(27,440)
Loan level interest rate swaps with third-party counterparties	87	612,610	12,620	—
Loan level interest rate floors with third-party counterparties	33	291,990	—	(615)
Loan level interest rate floors with third-party counterparties	12	100,774	53	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Loan level derivative income	$549	$445	$2,240	$2,796

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of September 30, 2022, the Company did not post collateral to its third-party counterparties. As of December 31, 2021, posted collateral was $14.0 million. As of September 30, 2022, the Company received $140.0 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2021, the Company did not receive collateral from its third-party counterparties.

Risk Participation Agreements

The Company enters into risk participation agreements to manage economic risks but does not designate the instruments in hedge relationships. As of September 30, 2022 and December 31, 2021, the notional amounts of risk participation agreements for derivative liabilities were $71.2 million and $25.6 million, respectively. The related fair values of the Company’s risk participation agreements were immaterial as of September 30, 2022 and December 31, 2021.

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

For derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, any breach of the above provisions by the Company may require settlement of its obligations under the agreements at the termination value with the respective counterparty. As of September 30, 2022, there were no derivatives in a net liability position, and therefore the termination value was zero. There were no provisions breached for the nine months ended September 30, 2022.

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

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by GSEs as of September 30, 2022 and December 31, 2021. In accordance with the Company’s investment policy, corporate securities are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. Obtaining market values as of September 30, 2022 and December 31, 2021 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

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

		Fair Value Measurements
		at September 30, 2022 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Treasury securities	$225,925	$—	$225,925	$—
Corporate securities	157,032	—	157,032	—
Pass-through MBS issued by GSEs	252,655	—	252,655	—
Agency CMOs	293,717	—	293,717	—
State and municipal obligations	33,598	—	33,598	—
Derivative – cash flow hedges	18,336	—	18,336	—
Derivative – freestanding derivatives, net	144,343	—	144,343	—
Financial Liabilities:
Derivative – freestanding derivatives, net	144,343	—	144,343	—

		Fair Value Measurements
		at December 31, 2021 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$80,254	$—	$80,254	$—
Treasury securities	244,769	—	244,769	—
Corporate securities	152,030	—	152,030	—
Pass-through MBS issued by GSEs	526,454	—	526,454	—
Agency CMOs	521,258	—	521,258	—
State and municipal obligations	38,946	—	38,946	—
Derivative – cash flow hedges	4,358	—	4,358	—
Derivative – freestanding derivatives, net	40,728	—	40,728	—
Financial Liabilities:
Derivative – freestanding derivatives, net	40,728	—	40,728	—

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

September 30, 2022
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$1,453	$—	$—	$1,453

December 31, 2021
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$1,900	$—	$—	$1,900

Individually evaluated loans with an allowance for credit losses at September 30, 2022 had a carrying amount of $1.5 million, which is made up of the outstanding balance of $2.9 million, net of a valuation allowance of $1.4 million. Collateral dependent individually analyzed loans as of September 30, 2022 resulted in a credit loss provision of $107 thousand and a credit loss provision of $831 thousand, which is included in the amounts reported in the consolidated statements of income for the three and nine months ended September 30, 2022.

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

		Fair Value Measurements
		at September 30, 2022 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$312,996	$312,996	$—	$—	$312,996
Securities held-to-maturity	591,403	—	511,054	—	511,054
Loans held for investment, net	10,033,553	—	—	9,594,094	9,594,094
Accrued interest receivable	41,567	—	4,971	36,596	41,567
Financial Liabilities:
Savings, money market and checking accounts	9,557,896	9,557,896	—	—	9,557,896
Certificates of Deposits ("CDs")	930,774	—	922,132	—	922,132
FHLBNY advances	620,000	—	619,993	—	619,993
Subordinated debt, net	200,305	—	184,305	—	184,305
Other short-term borrowings	2,124	2,124	—	—	2,124
Accrued interest payable	4,548	—	4,548	—	4,548

		Fair Value Measurements
		at December 31, 2021 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$393,722	$393,722	$—	$—	$393,722
Securities held-to-maturity	179,309	—	177,354	—	177,354
Loans held for investment, net	9,158,908	—	—	9,169,872	9,169,872
Accrued interest receivable	40,149	—	4,481	35,668	40,149
Financial Liabilities:
Savings, money market and checking accounts	9,605,731	9,605,731	—	—	9,605,731
CDs	853,242	—	857,342	—	857,342
FHLBNY advances	25,000	—	25,014	—	25,014
Subordinated debt, net	197,096	—	202,334	—	202,334
Other short-term borrowings	1,862	1,862	—	—	1,862
Accrued interest payable	870	—	870	—	870

12.OTHER INTANGIBLE ASSETS

As a result of the Merger, the Company recorded $10.2 million of core deposit intangible assets and a $780 thousand non-compete agreement intangible asset on the Merger Date.

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable and arose from the Merger.

	September 30, 2022			December 31, 2021
	Core Deposit	Non-compete		Core Deposit	Non-compete
(In thousands)	Intangibles	Agreement	Total	Intangibles	Agreement	Total
Gross carrying value	$10,204	$780	$10,984	$10,204	$780	$10,984
Accumulated amortization	(3,289)	(780)	(4,069)	(1,962)	(660)	(2,622)
Net carrying amount	$6,915	$-	$6,915	$8,242	$120	$8,362

Amortization expense recognized on intangible assets was $431 thousand and $1.4 million for the three and nine months ended September 30, 2022. Amortization expense recognized on intangible assets was $715 thousand and $1.9 million for the three and nine months ended September 30, 2021.

Estimated amortization expense for the remainder of 2022 through 2026 and thereafter is as follows:

(In thousands)	Total
2022	$431
2023	1,425
2024	1,163
2025	958
2026	795
Thereafter	2,143
Total	$6,915

13.FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY (“Advances”) totaling $620.0 million and $25.0 million at September 30, 2022 and December 31, 2021, respectively, all of which were fixed rate. The average interest rate on outstanding FHLBNY Advances was 3.19% and 0.35% at September 30, 2022 and December 31, 2021, respectively. In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank was eligible to borrow up to $3.87 billion as of September 30, 2022 and $4.19 billion as of December 31, 2021, and maintained sufficient qualifying collateral, as defined by the FHLBNY. At September 30, 2022 there were no callable Advances.

The Company’s prepayment penalty expense was recognized as a loss on extinguishment of debt during the nine months ended September 30, 2021. The following table is a summary of FHLBNY extinguishments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
FHLBNY advances extinguished	$-	$-	$-	$209,000
Weighted average rate	-%	-%	-%	1.31%
Loss on extinguishment of debt	$-	$-	$-	$1,751

The following tables present the contractual maturities and weighted average interest rates of FHLBNY advances for each of the next five years. There were $270.0 million of FHLBNY advances with an overnight contractual maturity at September 30, 2022 and no FHLBNY advances with an overnight contractual maturity at December 31, 2021. There were no FHLBNY advances with contractual maturities after 2022 at September 30, 2022 and December 31, 2021:

	September 30, 2022
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight, fixed rate at 3.29%	$270,000	3.29%
2022, fixed rate at rates from 2.38% to 3.40%	350,000	3.12
Total FHLBNY advances	$620,000	3.19%

	December 31, 2021
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
2022, fixed rate at 0.35%	$25,000	0.35%
Total FHLBNY advances	$25,000	0.35%

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

The subordinated debentures totaled $200.3 million at September 30, 2022 and $197.1 million at December 31, 2021. Interest expense related to the subordinated debentures was $2.6 million and $2.2 million during the three months ended September 30, 2022 and 2021, respectively. Interest expense on subordinated debentures was $8.1 million and $6.3 million during the nine months ended September 30, 2022 and 2021, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

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

The following table represents the components of net periodic benefit (credit) cost included in other non-interest expense, except for service cost which is reported in salaries and employee benefits expense, in the consolidated statements of income. Net expenses associated with these plans were comprised of the following components:

	Three Months Ended September 30,
	2022		2021

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$267	$—	$223	$—
Interest cost	195	155	302	183
Expected return on assets	(857)	(490)	(1,244)	(428)
Amortization of unrealized loss	—	63	207	229
Net periodic credit	$(395)	$(272)	$(512)	$(16)

	Nine Months Ended September 30,
	2022		2021

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$802	$—	$594	$—
Interest cost	585	465	854	549
Expected return on assets	(2,572)	(1,470)	(3,473)	(1,284)
Amortization of unrealized loss	—	188	619	687
Net periodic credit	$(1,185)	$(817)	$(1,406)	$(48)

There were no contributions to the BNB Bank Pension Plan or the Employee Retirement Plan for the nine months ended September 30, 2022.

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) that existed before the Merger. The 401(k) Plan covers substantially all current employees. Legacy Dime employees that continued to be employed following the Merger Date, that met eligibility requirements, were automatically enrolled in the plan unless they elected not to participate. Newly hired employees are automatically enrolled in the plan on the first day of the month following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $20,500 for the calendar year ended December 31, 2022. Under the provisions of the 401(k) Plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. The 401(k) Plan does not allow for investment in the Company’s common stock. Legacy Dime employees were allowed to rollover Company common stock shares in-kind held in the former Dime Community Bank KSOP Plan (“Dime KSOP Plan”) and hold in the 401(k) Plan. The 401(k) Plan held Company common stock within the accounts of participants totaling $7.8 million at September 30, 2022. During the three and nine months ended September 30, 2022, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $509 thousand and $1.8 million, respectively. During the three and nine months ended September 30, 2021, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $534 thousand and $1.8 million, respectively.

Dime KSOP Plan

The Dime Community Bank KSOP Plan (“Dime KSOP Plan”) was terminated by resolution of the Legacy Dime Board of Directors. The effective date of the Dime KSOP Plan termination was February 1, 2021, the date of the Merger. As such, all participants were required to transfer their assets out of the Dime KSOP Plan. The total expense recognized for the Dime KSOP Plan during the three months ended March 31, 2021 was $338 thousand.

BMP and Outside Director Retirement Plan

The Holding Company and Bank maintained the BMP, which existed in order to compensate executive officers for any curtailments in benefits due to statutory limitations on benefit plans. Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Effective July 1, 1996, the Company established the Outside Director Retirement Plan to provide benefits to each eligible outside director commencing upon the earlier of termination of Board service or at age 75. The Outside Director Retirement Plan was frozen on March 31, 2005, and only outside directors serving prior to that date were eligible for benefits.

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

In May 2021, the Company’s shareholders approved the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. The Company no longer makes grants under the Legacy Stock Plans. Awards outstanding under the Legacy Stock Plans will continue to remain outstanding and subject to the terms and conditions of the Legacy Stock Plans. At September 30, 2022, there were 963,107 shares reserved for issuance under the 2021 Equity Incentive Plan.

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

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average Exercise	Contractual	Value
	Options	Price	Years	(In thousands)
Options outstanding at January 1, 2022	121,253	$35.39
Options exercised	—	—
Options forfeited	(29,116)	35.39
Options outstanding at September 30, 2022	92,137	$35.39	6.5	$—
Options vested and exercisable at September 30, 2022	92,137	$35.39	6.5	$—

Information related to stock options during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Cash received for option exercise cost	$—	$—	$—	$396
Income tax (expense) benefit recognized on stock option exercises	—	—	—	—
Intrinsic value of options exercised	—	—	—	77

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of September 30, 2022 were as follows:

	Outstanding Options		Vested Options
		Weighted		Weighted
		Average		Average
		Contractual		Contractual
		Years		Years
	Amount	Remaining	Amount	Remaining
Exercise Prices:
$34.87	35,671	7.4	35,671	7.4
$35.35	32,079	6.4	32,079	6.4
$36.19	24,387	5.4	24,387	5.4
Total	92,137	6.5	92,137	6.5

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2022	446,923	$26.45
Shares granted	110,363	33.84
Shares vested	(173,447)	26.67
Shares forfeited	(30,456)	27.52
Unvested allocated shares outstanding at September 30, 2022	353,383	$28.55

Information related to RSAs during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Compensation expense recognized	$1,035	$1,454	$2,823	$3,804
Income tax (expense) benefit recognized on vesting of RSAs	(10)	—	178	86

As of September 30, 2022, there was $7.0 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 2.2 years.

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

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Maximum aggregate share payout at January 1, 2022	38,948	$31.40
Shares granted	60,755	29.63
Shares forfeited	(3,872)	29.63
Maximum aggregate share payout at September 30, 2022	95,831	$30.35
Minimum aggregate share payout	—	—
Expected aggregate share payout	77,449	$29.45

Information related to PSAs during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Compensation expense recognized	$193	$81	$570	$81

As of September 30, 2022, there was $1.6 million of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.1 years.  None of the Company’s PSAs vested during the three and nine months ended September 30, 2022 and 2021.

17.INCOME TAXES

During the three months ended September 30, 2022 and 2021, the Company’s consolidated effective tax rates were 28.1% and 27.5%, respectively. During the nine months ended September 30, 2022 and 2021, the Company’s consolidated effective tax rates were 28.2% and 29.2%, respectively. There were no significant unusual income tax items during the nine months ended September 30, 2022 or 2021.

18.MERGER RELATED EXPENSES

Merger-related expenses were recorded in the consolidated statements of income as a component of non-interest expense and include costs relating to the Merger, as described in Note 2. Merger. These charges represent one-time costs associated with merger activities and do not represent ongoing costs of the fully integrated combined organization. Accounting guidance requires that merger-related transactional and restructuring costs incurred by the Company be charged to expense as incurred. There were no costs associated with merger expenses and transaction costs for the three and nine months ended September 30, 2022. Costs associated with employee severance and other merger-related compensation expense incurred in connection with the Merger totaled $1.1 million and $15.0 million for the three and nine months ended September 30, 2021, respectively, and were recorded in merger expenses and transaction costs expense in the consolidated statements of income. Transaction costs (inclusive of costs to terminate leases) in connection with the Merger totaled $1.4 million and $27.3 million, respectively, for the three and nine months ended September 30, 2021, and were recorded in merger expenses and transaction costs in the consolidated statements of income.

19. BRANCH RESTRUCTURING

On June 29, 2021, the Company announced that the Bank planned to combine five branch locations into other existing branches. The combinations took place in October 2021. Costs associated with early lease terminations and accelerated depreciation of fixed assets totaled $4.5 million and $6.2 million for the three and nine months ended September 30, 2021, and were recorded in branch restructuring in the consolidated statements of income.  There were no branch restructuring costs for the three or nine months ended September 30, 2022.

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

COVID-19 Pandemic Response

Following the March 2020 passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company participated in assisting its customers with applications for resources through the program.  Since the inception of the program, the consolidated PPP originations for the Company through December 31, 2021, including originations by both Legacy Dime and Bridge, exceeded $1.90 billion. Following the completion of the PPP, the Company sold its 2021 PPP loan originations in order to re-deploy funds into ongoing loan portfolio growth. The Company believes that the remainder of its SBA PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of September 30, 2022, the Company had SBA PPP loans totaling $11.4 million, net of deferred fees. It is the Company’s expectation that loans funded through the PPP are fully guaranteed by the U.S. government.

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

Selected Financial Highlights and Other Data

(Dollars in Thousands Except Per Share Amounts)

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Per Share Data:
Reported EPS (Diluted)	$0.98	$0.89	$2.74	$1.62
Cash dividends paid per common share	0.24	0.24	0.72	0.72
Book value per common share	26.55	26.64	26.55	26.64
Dividend payout ratio	24.49%	26.97%	26.28%	44.44%
Performance and Other Selected Ratios:
Return on average assets	1.26%	1.22%	1.22%	0.76%
Return on average equity	13.56	12.69	12.83	8.00
Net interest spread	3.09	3.08	3.09	3.01
Net interest margin	3.38	3.20	3.29	3.15
Average interest-earning assets to average interest-bearing liabilities	162.03	159.01	164.73	152.93
Non-interest expense to average assets	1.54	1.80	1.63	2.16
Efficiency ratio	44.0	54.3	48.1	65.3
Loan-to-deposit ratio at end of period	96.5	87.0	96.5	87.0
Effective tax rate	28.10	27.50	28.20	29.24
Asset Quality Summary:
Non-performing loans (1)	$41,081	$34,020	$41,081	$34,020
Non-performing assets	41,081	34,020	41,081	34,020
Net charge-offs	3,931	4,191	7,070	9,383
Non-performing assets/Total assets	0.32%	0.28%	0.32%	0.28%
Non-performing loans/Total loans	0.41	0.37	0.41	0.37
Allowance for credit losses/Total loans	0.81	0.88	0.81	0.88
Allowance for credit losses/Non-performing loans	199.45	238.84	199.45	238.84
(1)	Non-performing loans are defined as all loans on non-accrual status.

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

Impact on Financial Condition and Results of Operations

If our assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover expected losses in the loan portfolio, resulting in additions to the allowance. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance through charges to earnings and would materially decrease our net income.

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

Impact on Financial Condition and Results of Operations

The estimate of fair values on acquired loans contributed to the recorded goodwill from the Merger. In future income statement periods, interest income on loans will include the amortization and accretion of any premiums and discounts resulting from the fair value of acquired loans. Additionally, the provision for credit losses on acquired individually analyzed PCD loans may be impacted due to changes in the assumptions used to calculate expected cash flows.

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

The Bank utilizes repurchase agreements as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities. As of September 30, 2022 and December 31, 2021, the Bank’s repurchase agreements totaling $2.1 million and $1.9 million, respectively, were included in other short-term borrowings on the consolidated balance sheets.

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

Total deposits increased $29.7 million during the nine months ended September 30, 2022 compared to an increase of $6.15 billion for the nine months ended September 30, 2021. The increase in total deposits during the 2021 period was primarily due to the acquisition of deposits in the Merger. Within deposits, core deposits (i.e., non-CDs) decreased $47.8 million during the nine months ended September 30, 2022 and increased $6.46 billion during the nine months ended September 30, 2021. CDs increased $77.5 million during the nine months ended September 30, 2022 compared to a decrease of $306.4 million during the nine months ended September 30, 2021. The increase in CDs during the current period was primarily due to a $132.6 million increase in brokered CDs. In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY or borrowing capacity through AFX and lines of credit with unaffiliated correspondent banks. At September 30, 2022, the Bank had an additional unused borrowing capacity of $2.48 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank increased its outstanding FHLBNY advances by $595.0 million during the nine months ended September 30, 2022, compared to a $1.18 billion decrease during the nine months ended September 30, 2021. The decrease in borrowings during the 2021 period was primarily due to a reduction of borrowings assumed in the Merger. See Note 13. “FHLBNY Advances” for further information.

During the nine months ended September 30, 2022 and 2021, real estate loan originations totaled $2.13 billion and $1.24 billion, respectively. During the nine months ended September 30, 2022 and 2021, C&I loan originations totaled $66.2 million and $631.3 million, respectively. Included in the 2021 period was PPP loan originations of $579.9 million. The PPP program ended on May 31, 2021.

The Bank did not have proceeds from sales of securities available-for-sale during the nine months ended September 30, 2022. Proceeds from sales of available-for-sale securities totaled $138.1 million during the nine months ended September 30, 2021. Purchases of available-for-sale securities totaled $29.7 million and $1.03 billion during the nine months ended

September 30, 2022 and 2021, respectively. Proceeds from pay downs and calls and maturities of available-for-sale securities were $140.0 million and $350.6 million for the nine months ended September 30, 2022 and 2021, respectively.

The Bank did not have proceeds from sales of held-to-maturity securities during the nine months ended September 30, 2022. Purchases of held-to-maturity securities totaled $63.2 million during the nine months ended September 30, 2022. Proceeds from pay downs and calls and maturities of held-to-maturity securities were $25.3 million for the nine months ended September 30, 2022. The Bank did not have securities held-to-maturity during the nine months ended September 30, 2021.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets.  At September 30, 2022, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well capitalized" for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at September 30, 2022
			Basel III
		Consolidated	Minimum	To Be Categorized as
	Bank	Company	Requirement	“Well Capitalized” (1)
Tier 1 common equity ratio	12.0%	9.1%	4.5%	6.5%
Tier 1 risk-based capital ratio	12.0	10.3	6.0	8.0
Total risk-based capital ratio	12.8	13.0	8.0	10.0
Tier 1 leverage ratio	10.1	8.6	4.0	5.0
(1)	Only the Bank is subject to these requirements.

During the nine months ended September 30, 2022, the Holding Company repurchased 1,422,995 shares of its common stock at an aggregate cost of $46.5 million. The Holding Company repurchased 904,160 shares of its common stock at an aggregate cost of $30.0 million during the nine months ended September 30, 2021. As of September 30, 2022, 1,612,006 shares remained available for purchase under the authorized share repurchase programs. See "Part II - Item 2. Other Information - Unregistered Sales of Equity Securities and Use of Proceeds" for additional information about repurchases of common stock.

The Holding Company paid $5.5 million in cash dividends on its preferred stock during both the nine months ended September 30, 2022 and 2021, respectively.

The Holding Company paid $27.7 million and $29.6 million in cash dividends on its common stock during the nine months ended September 30, 2022 and 2021, respectively.

Contractual Obligations

The Bank generally has outstanding at any time borrowings in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of September 30, 2022, the Bank had $286.8 million of firm loan commitments that were accepted by the borrowers. All of these commitments are expected to close during the remainder of the year ended December 31, 2022.

Additionally, in connection with a loan securitization completed in December 2017, the Bank executed a reimbursement agreement with FHLMC that obligates the Company to reimburse FHLMC for any contractual principal and interest payments on defaulted loans, not to exceed 10% of the original principal amount of the loans comprising the aggregate balance of the loan pool at securitization. The maximum exposure under this reimbursement obligation is $28.0 million. The Bank has pledged $28.5 million of available-for-sale pass-through MBS issued by GSEs as collateral.

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

Non-accrual Loans

Within our held-for-investment loan portfolio, non-accrual loans totaled $41.1 million at September 30, 2022 and $40.3 million at December 31, 2021.

The following is a reconciliation of non-accrual loans as of the dates indicated:

	September 30,	December 31,	September 30,
	2022	2021	2021

	(Dollars in thousands)
Non-accrual loans:
One-to-four family residential, including condominium and cooperative apartment	$3,219	$7,623	$4,938
Multifamily residential and residential mixed-use real estate	—	—	859
CRE	7,673	5,053	4,122
Acquisition, development, and construction	657	—	—
C&I	29,532	27,266	23,727
Other	—	365	374
Total non-accrual loans	$41,081	$40,307	$34,020
Ratios:
Total non-accrual loans to total loans	0.41%	0.44%	0.37%
Total non-performing assets to total assets	0.32	0.33	0.28

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

The Bank modified nine loans and three loans in a manner that met the criteria for a TDR during the nine months ended September 30, 2022 and 2021, respectively.

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

There was no carrying value of OREO properties on our consolidated balance sheets at September 30, 2022 or December 31, 2021. We did not recognize any provisions for losses on OREO properties during the nine months ended September 30, 2022 or 2021.

Past Due Loans

Loans Delinquent 30 to 59 Days

At September 30, 2022, we had loans totaling $19.5 million that were past due between 30 and 59 days. At December 31, 2021, we had loans totaling $61.2 million that were past due between 30 and 59 days. The 30 to 59-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At September 30, 2022, we had loans totaling $9.6 million that were past due between 60 and 89 days. At December 31, 2021, we had loans totaling $12.1 million that were past due between 60 and 89 days. The 60 to 89-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

We continued accruing interest on four loans with an aggregate outstanding balance of $2.8 million at September 30, 2022, and nine loans with an aggregate outstanding balance of $3.0 million at December 31, 2021, all of which were 90 days or more past due. These loans were either well secured, awaiting a forbearance extension or formal payment deferral, or will likely be forgiven through the PPP or repurchased by the SBA, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Allowance for Off-Balance Sheet Exposures

We maintain an allowance, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of our allowance was $4.3 million at September 30, 2022 and $4.4 million at December 31, 2021. This allowance is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this allowance are recognized in provision for credit losses.

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

We recognized a credit loss provision of $5.0 million during the nine months ended September 30, 2022, compared to a provision of $6.3 million for the nine months ended September 30, 2021. The $5.0 million credit loss provision for the nine months ended September 30, 2022 was primarily due to changes to the forecasted macroeconomic conditions and loan growth, offset by releases of reserves on acquired PCD individually analyzed loans. The change in provision for the nine months ended September 30, 2021 was primarily associated with the provision for credit losses recorded on acquired non-PCD loans which totaled $20.3 million for the Day 2 accounting of acquired loans from the Merger. We recognized a credit loss recovery of $14.0 million on the remainder of the portfolio for the nine months ended September 30, 2021, primarily as a result of improvement in forecasted macroeconomic conditions, as well as releases of reserves on acquired PCD individually analyzed loans.

For a further discussion of the allowance for credit losses and related activity during the three and nine months ended September 30, 2022 and 2021, please see Note 8 to the condensed consolidated financial statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of loans in each category to total loans as of the dates indicated.

	September 30, 2022		December 31, 2021
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allocated	to Total	Allocated	to Total
	Amount	Loans	Amount	Loans

(Dollars in thousands)
One-to-four family residential and cooperative/condominium apartment	$5,058	7.14%	$5,932	7.24%
Multifamily residential and residential mixed-use	8,054	39.22	7,816	36.31
CRE	28,551	42.15	29,166	42.68
Acquisition, development, and construction	3,619	2.38	4,857	3.49
C&I	36,448	9.02	35,331	10.10
Other loans	205	0.09	751	0.18
Total	$81,935	100.00%	$83,853	100.00%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	At or for the Nine Months Ended September 30,
	2022	2021

	(Dollars in thousands)
Total loans outstanding at end of period (1)	$10,116,941	$9,284,871
Average total loans outstanding during the period(2)	9,549,877	9,552,619
Allowance for credit losses balance at end of period	81,935	81,255
Allowance for credit losses to total loans at end of period	0.81%	0.88%
Non-performing loans to total loans at end of period	0.41	0.37
Allowance for credit losses to total non-performing loans at end of period	199.45	238.84

Ratio of net charge-offs to average loans outstanding during the period:
One-to-four family residential and cooperative/condominium apartment	—%	—%
Multifamily residential and residential mixed-use	—	0.01
CRE	—	0.13
Acquisition, development, and construction	—	—
C&I	1.01	0.39
Other loans	0.54	5.04
Total	0.10	0.13
(1)	Total loans represent gross loans (excluding loans held for sale), inclusive of deferred fees/costs and premiums/discounts.
(2)	Total average loans represent gross loans (including loans held for sale), inclusive of deferred loan fees/costs and premiums/discounts.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Assets. Assets totaled $12.89 billion at September 30, 2022, $819.5 million above their level at December 31, 2021, primarily due to an increase of $874.2 million in our loan portfolio and an increase of $117.6 million in derivative assets, partially offset by a decrease of $188.7 million in securities and a decrease of $80.7 million in cash and due from banks.

Total loans increased $874.2 million during the nine months ended September 30, 2022, to $10.04 billion at period end. During the period, we had loan originations of $2.19 billion. Additionally, our allowance for credit losses decreased by $1.9 million.

Total securities decreased $188.7 million during the nine months ended September 30, 2022, to $1.55 billion at period end, primarily due to proceeds from principal payments and calls of $165.2 million and an increase in unrealized losses of $115.2 million, offset in part by purchases of $93.0 million. We transferred $372.2 million of securities available-to-sale to securities held-to-maturity during the nine months ended September 30, 2022.

Liabilities. Total liabilities increased $871.4 million during the nine months ended September 30, 2022, to $11.75 billion at period end, primarily due to an increase of $595.0 million in FHLBNY advances, an increase of $153.7 million in derivative cash collateral, an increase of $103.6 million in derivative liabilities and an increase of $29.7 million in deposits.

Stockholders’ Equity. Stockholders’ equity decreased $51.8 million during the nine months ended September 30, 2022 to $1.14 billion at period end, primarily due to other comprehensive loss of $86.9 million, repurchases of shares of common stock of $46.5 million, common stock dividends of $28.0 million, and preferred stock dividends of $5.5 million, offset in part by net income for the period of $112.5 million.

Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021

General. Net income was $39.5 million during the three months ended September 30, 2022, compared to net income of $38.4 million for the three months ended September 30, 2021. During the three months ended September 30, 2022, net interest income increased by $5.6 million, non-interest income decreased by $366 thousand, non-interest expense decreased by $8.5 million, income tax expense increased by $865 thousand, and the credit loss provision increased by $11.8 million, compared to the three months ended September 30, 2021. Please see "Provision for Credit Losses" for a discussion of the credit loss provision for the three months ended September 30, 2021.

The discussion of net interest income for the three months ended September 30, 2022 and 2021 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from Federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Loan fees included in interest income were $1.1 million and $3.5 million during the three months ended September 30, 2022 and 2021, respectively. The decrease in loan fees was primarily due to a decrease in amortization of SBA PPP loan origination fees in 2022. There are no out-of-period adjustments included in the rate/volume analysis in the following table.

Analysis of Net Interest Income

	Three Months Ended September 30,
	2022			2021
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Real estate loans (1)	$8,981,848	$92,309	4.08%	$8,289,973	$78,820	3.77%
Commercial and industrial loans (1)	940,628	13,837	5.84	1,134,980	14,786	5.17
Other loans (1)	10,566	160	6.01	21,391	439	8.14
Securities	1,666,398	7,374	1.76	1,438,348	6,030	1.66
Other short-term investments	182,921	847	1.84	880,606	583	0.26
Total interest-earning assets	11,782,361	114,527	3.86%	11,765,298	100,658	3.39%
Non-interest earning assets	768,265			819,074
Total assets	$12,550,626			$12,584,372

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking	$833,386	$970	0.46%	$1,000,435	$388	0.15%
Money market	2,651,459	2,046	0.31	3,698,124	1,467	0.16
Savings	2,243,887	4,951	0.88	1,335,310	170	0.05
Certificates of deposit	988,827	2,187	0.88	1,138,853	1,540	0.54
Total interest-bearing deposits	6,717,559	10,154	0.60	7,172,722	3,565	0.20
FHLBNY advances	166,739	430	1.02	25,000	59	0.94
Subordinated debt, net	200,320	2,553	5.06	197,172	2,206	4.44
Other short-term borrowings	75,975	500	2.61	2,290	—	—
Total borrowings	443,034	3,483	3.12	224,462	2,265	4.00
Derivative cash collateral	111,325	452	1.61	1,695	—	—
Total interest-bearing liabilities	7,271,918	14,089	0.77%	7,398,879	5,830	0.31%
Non-interest-bearing checking	3,894,093			3,787,928
Other non-interest-bearing liabilities	219,883			186,977
Total liabilities	11,385,894			11,373,784
Stockholders' equity	1,164,732			1,210,588
Total liabilities and stockholders' equity	$12,550,626			$12,584,372
Net interest income		$100,438			$94,828
Net interest spread (2)			3.09%			3.08%
Net interest-earning assets	$4,510,443			$4,366,419
Net interest margin (3)			3.38%			3.20%
Ratio of interest-earning assets to interest-bearing liabilities			162.03%			159.01%
Deposits (including non-interest-bearing checking accounts)	$10,611,652	$10,154	0.38%	$10,960,650	$3,565	0.13%

(1) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average-interest earning assets.

Rate/Volume Analysis

	Three Months Ended September 30, 2022
	Compared to Three Months Ended September 30, 2021
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Real estate loans (1)	$6,797	$6,692	$13,489
Commercial and industrial (1)	(4,191)	3,242	(949)
Other loans (1)	(187)	(92)	(279)
Securities	893	451	1,344
Other short-term investments	(1,366)	1,630	264
Total interest-earning assets	$1,946	$11,923	$13,869
Interest-bearing liabilities:
Interest-bearing checking	$(70)	$652	$582
Money market	(510)	1,089	579
Savings	931	3,850	4,781
Certificates of deposit	(438)	1,085	647
FHLBNY advances	214	157	371
Subordinated debt, net	49	298	347
Other short-term borrowings	226	274	500
Derivative cash collateral	222	230	452
Total interest-bearing liabilities	$624	$7,635	$8,259
Net change in net interest income	$1,322	$4,288	$5,610

(1) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $100.4 million during the three months ended September 30, 2022, an increase of $5.6 million from the three months ended September 30, 2021. Average interest-earning assets were $11.78 billion for the three months ended September 30, 2022, an increase of $17.1 million from $11.77 billion for the three months ended September 30, 2021. Net interest margin (“NIM”) was 3.38% during the three months ended September 30, 2022, up from 3.20% during the three months ended September 30, 2021.

Interest Income. Interest income was $114.5 million during the three months ended September 30, 2022, compared to $100.7 million during the three months ended September 30, 2021. During the third quarter of 2022, interest income increased $13.9 million from the third quarter of 2021, primarily reflecting increases in interest income of $13.5 million on real estate loans, $1.3 million on securities and $264 thousand on other short-term investments, partially offset by decreases in interest income of $949 thousand on C&I loans and $279 thousand on other loans. The increased interest income on real estate loans was related to an increase of $691.9 million in the average balance of such loans in the 2022 period, and a 31-basis point increase in the average yield. The increased interest income on securities was due to an increase of $228.1 million in the average balance of such securities during the period, and a 10-basis point increase in the average yield.  The decreased interest income on C&I loans was related to a decrease of $194.4 million in the average balance of such loans in the period, offset in part by a 67-basis point increase in the average yield. The decreased average balance of C&I loans was related to lower SBA PPP balances in the 2022 period.

Interest Expense. Interest expense was $14.1 million during the three months ended September 30, 2022, compared to $5.8 million during the three months ended September 30, 2021, primarily reflecting increases in interest expense of $4.8 million on savings accounts and $647 thousand on CDs. The increased interest expense on savings accounts was related to an 83-basis point increase in the average cost and a $908.6 million increase in average balance of such deposits. The increases in interest expenses on CDs and money market accounts were primarily due to increased rates offered on CDs and money market accounts, partly offset by decreases of $1.05 billion in the average balances of money market accounts and $150.0 million in the average balances of CDs.

Provision for Credit Losses. We recognized a credit loss provision of $6.6 million during the three months ended September 30, 2022, compared to a credit loss recovery of $5.2 million for the three months ended September 30, 2021. The $6.6 million credit loss provision for the third quarter of 2022 was primarily due to changes in forecasted macroeconomic conditions. The $5.2 million credit loss recovery for the third quarter of 2021 was primarily associated with the improvement in forecasted macroeconomic conditions, as well as releases of reserves on acquired PCD individually analyzed loans.

Non-Interest Income. Non-interest income was $9.4 million during the three months ended September 30, 2022, compared to $9.7 million during the three months ended September 30, 2021. During the third quarter of 2022, non-interest income decreased $366 thousand from the third quarter of 2021, reflecting a decrease of $715 thousand in service charges and other fees, a decrease of $685 thousand in other income, and a decrease of $250 thousand in gain on sale of residential loans, partially offset by a $1.4 million gain on the sale of a branch property during the 2022 period.

Non-Interest Expense. Non-interest expense was $48.3 million during the three months ended September 30, 2022, compared $56.8 million during the three months ended September 30, 2021. During the third quarter of 2022, non-interest expense decreased $8.5 million from the third quarter of 2021, reflecting merger expenses and transaction costs of $2.5 million during the 2021 period due to the Merger and branch restructuring costs of $4.5 million during the 2021 period.

Non-interest expense was 1.54% and 1.80% of average assets during the three months ended September 30, 2022 and 2021, respectively.

Income Tax Expense. Income tax expense was $15.4 million during the three months ended September 30, 2022, compared to income tax expense of $14.6 million during the three months ended September 30, 2021. The reported effective tax rate for the third quarter of 2022 was 28.1%, comparable to 27.5% for the third quarter of 2021.

Comparison of Operating Results for the Nine Months Ended September 30, 2022 and 2021

The Company’s results of operations for the nine months ended September 30, 2021 include income for the eight months following the Merger and the results of Legacy Dime for the month ended January 31, 2021. While Bridge was the legal acquirer and surviving corporation following the Merger, Legacy Dime is considered the acquirer for accounting purposes.

General. Net income was $112.5 million during the nine months ended September 30, 2022, higher than the net income of $68.6 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, net interest income increased by $17.1 million, non-interest income decreased by $3.2 million, non-interest expense decreased by $44.4 million, income tax expense increased by $15.8 million, and the credit loss provision decreased by $1.3 million, compared to the nine months ended September 30, 2021. Please see "Provision for Credit Losses" for a discussion of the credit loss provision for the nine months ended September 30, 2021.

The discussion of net interest income for the nine months ended September 30, 2022 and 2021 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from Federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Loan fees included in interest income were $2.4 million and $10.0 million during the nine months ended September 30, 2022 and 2021, respectively. The decrease in loan fees was primarily due to a decrease in amortization of SBA PPP loan origination fees in 2022. There are no out-of-period adjustments included in the rate/volume analysis in the following table.

Analysis of Net Interest Income

	Nine Months Ended September 30,
	2022			2021
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Real estate loans (1)	$8,606,363	$250,200	3.89%	$7,843,719	$220,316	3.76%
Commercial and industrial loans (1)	930,934	35,126	5.04	1,688,502	48,206	3.82
Other loans (1)	12,580	502	5.34	20,398	1,193	7.82
Securities	1,695,877	21,572	1.70	1,149,239	15,537	1.81
Other short-term investments	265,395	1,956	0.99	575,399	2,562	0.60
Total interest-earning assets	11,511,149	309,356	3.59%	11,277,257	287,814	3.41%
Non-interest earning assets	780,902			732,265
Total assets	$12,292,051			$12,009,522

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking	$854,088	$1,940	0.30%	$911,156	$1,201	0.18%
Money market	3,140,530	4,260	0.18	3,437,677	5,434	0.21
Savings	1,673,738	6,016	0.48	1,131,122	589	0.07
Certificates of deposit	880,932	4,200	0.64	1,359,380	6,442	0.63
Total interest-bearing deposits	6,549,288	16,416	0.34	6,839,335	13,666	0.27
FHLBNY advances	93,754	678	0.97	338,129	1,901	0.75
Subordinated debt, net	223,635	8,063	4.82	187,770	6,319	4.50
Other short-term borrowings	44,490	593	1.78	7,562	5	0.09
Total borrowings	361,879	9,334	3.45	533,461	8,225	2.06
Derivative cash collateral	76,778	547	0.95	1,355	—	—
Total interest-bearing liabilities	6,987,945	26,297	0.50%	7,374,151	21,891	0.40%
Non-interest-bearing checking	3,936,219			3,316,989
Other non-interest-bearing liabilities	198,838			174,348
Total liabilities	11,123,002			10,865,488
Stockholders' equity	1,169,049			1,144,034
Total liabilities and stockholders' equity	$12,292,051			$12,009,522
Net interest income		$283,059			$265,923
Net interest spread (2)			3.09%			3.01%
Net interest-earning assets	$4,523,204			$3,903,106
Net interest margin (3)			3.29%			3.15%
Ratio of interest-earning assets to interest-bearing liabilities			164.73%			152.93%
Deposits (including non-interest-bearing checking accounts)	$10,485,507	$16,416	0.21%	$10,156,324	$13,666	0.18%

(1) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average-interest earning assets.

Rate/Volume Analysis

	Nine Months Ended September 30, 2022
	Compared to Nine Months Ended September 30, 2021
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Real estate loans (1)	$21,853	$8,031	$29,884
Commercial and industrial (1)	(25,066)	11,986	(13,080)
Other loans (1)	(385)	(306)	(691)
Securities	7,191	(1,156)	6,035
Other short-term investments	(1,838)	1,232	(606)
Total interest-earning assets	$1,755	$19,787	$21,542
Interest-bearing liabilities:
Interest-bearing checking	$(78)	$817	$739
Money market	(435)	(739)	(1,174)
Savings	1,121	4,306	5,427
Certificates of deposit	(2,299)	57	(2,242)
FHLBNY advances	(1,575)	352	(1,223)
Subordinated debt, net	1,251	493	1,744
Other short-term borrowings	259	329	588
Derivative cash collateral	269	278	547
Total interest-bearing liabilities	$(1,487)	$5,893	$4,406
Net change in net interest income	$3,242	$13,894	$17,136

(1) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $283.1 million during the nine months ended September 30, 2022, an increase of $17.1 million from the nine months ended September 30, 2021. Average interest-earning assets were $11.51 billion for the nine months ended September 30, 2022, an increase of $233.9 million from $11.28 billion for the nine months ended September 30, 2021. NIM was 3.29% during the nine months ended September 30, 2022, up from 3.15% during the nine months ended September 30, 2021.

Interest Income. Interest income was $309.4 million during the nine months ended September 30, 2022, compared to $287.8 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, interest income increased $21.5 million from the same period in 2021, reflecting increases in interest income of $29.9 million on real estate loans and $6.0 million on securities, partially offset by decreases in interest income of $13.1 million on C&I loans, $691 thousand on other loans, and $606 thousand on other short-term investments. The increased interest income on real estate loans was related to an increase of $762.6 million in the average balance of such loans in the 2022 period, and a 13-basis point increase in the average yield. The increased interest income on securities was due to an increase of $546.6 million in the average balance of such securities during the period, offset in part by a 11-basis point decrease in the average yield. The increased average balances were related to increased balances from the Merger. The decreased interest income on C&I loans was related to a decrease of $757.6 million in the average balance of such loans in the period, offset in part by a 122-basis point increase in the average yield. The decreased average balance of C&I loans and the increase in the average yield of such loans were related to lower SBA PPP balances in the 2022 period.

Interest Expense. Interest expense was $26.3 million during the nine months ended September 30, 2022, compared to $21.9 million during the nine months ended September 30, 2021, primarily reflecting increases in interest expense of $5.4 million on savings accounts, $1.7 million on subordinated debt, and $739 thousand on interest-bearing checking accounts, offset in part by decreases in interest expense of $2.2 million on CDs, $1.2 million on FHLBNY advances, and $1.2 million on money market accounts. The increased interest expense on savings accounts was related to a 41-basis point increase in the average cost and a $542.6 million increase in average balance of such deposits. The decreases in interest expense on CDs and FHLBNY advances were primarily due to decreases of $478.4 million in the average balances of CDs and a decrease of $244.4 million in the average balance of FHLBNY advances.  The decrease in interest expense on money market accounts was primarily due to decreased rates offered on money market accounts, and lower average balances on such accounts. The increased interest expense on subordinated debt was primarily due to the issuance of subordinated debt during the second quarter of 2022.

Provision for Credit Losses. We recognized a credit loss provision of $5.0 million during the nine months ended September 30, 2022, compared to a credit loss provision of $6.3 million for the nine months ended September 30, 2021. The $5.0 million credit loss provision for the nine months ended September 30, 2022 was primarily due to changes in forecasted macroeconomic conditions and loan growth, offset by releases of reserves on acquired PCD individually analyzed loans. The change in provision for the nine months ended September 30, 2021 was primarily associated with the provision for credit losses recorded on acquired non-PCD loans which totaled $20.3 million for the Day 2 accounting of acquired loans from the Merger. We recognized a credit loss recovery of $19.5 million on the remainder of the portfolio for the nine months ended September 30, 2021, primarily as a result of improvement in forecasted macroeconomic conditions, as well as releases of reserves on acquired PCD individually analyzed loans.

Non-Interest Income. Non-interest income was $28.7 million during the nine months ended September 30, 2022, compared to $31.9 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, non-interest income decreased $3.2 million from the nine months ended September 30, 2021, reflecting a $20.7 million gain on sale of PPP loans included in gain on sale of SBA loans during the 2021 period, a decrease of $1.1 million in gain on sale of residential loans, and a decrease of $556 thousand on loan level derivative income, partially offset by losses on loan swap terminations of $16.5 million during the 2021 period, an increase of $3.0 million in BOLI income, and an increase of $884 thousand in service charges and other fees during the 2022 period. Included in BOLI income for the 2022 period was $2.2 million of income related to mortality proceeds from a death claim.

During the nine months ended September 30, 2021, the Company terminated 34 derivatives with notional values totaling $785.0 million, resulting in a termination value of $16.5 million which was recognized in loss on termination of derivatives in non-interest income.

Non-Interest Expense. Non-interest expense was $150.0 million during the nine months ended September 30, 2022, compared to $194.5 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, non-interest expense decreased $44.4 million from the same period in 2021, reflecting merger expenses and transaction costs of $42.3 million, loss on extinguishment of debt of $1.8 million, and curtailment loss of $1.5 million during the 2021 period due to the Merger, and branch restructuring costs of $6.2 million during the 2021 period, partially offset by an increase during the 2022 period of $7.8 million in salaries and employee benefits expenses, an increase of $1.6 million in marketing expense, and a loss on extinguishment of debt of $740 thousand during the 2022 period due to the write-off of subordinated debt issuance costs.

Non-interest expense was 1.63% and 2.16% of average assets during the nine months ended September 30, 2022 and 2021, respectively.

Income Tax Expense. Income tax expense was $44.2 million during the nine months ended September 30, 2022, compared to income tax expense of $28.4 million during the nine months ended September 30, 2021. Income tax expense increased in 2022 primarily due to higher income before income taxes in the 2022 period compared to the 2021 period. The reported effective tax rate for the nine months ended September 30, 2022 was 28.2%, and 29.2% for the nine months ended September 30, 2021. The decrease in the effective tax rate during the nine months ended September 30, 2022 compared to a year ago was primarily the result of higher non-deductible expenses during the 2021 period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2021 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2022. The following is an update of the discussion provided therein.

General. The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the three and nine months ended September 30, 2022, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

The analysis that follows presents, as of September 30, 2022 and December 31, 2021, the estimated EVE at both the Pre-Shock Scenario and the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios.

	September 30, 2022			December 31, 2021
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$1,878,061	$106,162	6.0%	$1,413,179	$194,959	16.0%
+ 100 Basis Points	1,845,360	73,461	4.1%	1,334,981	116,761	9.6%
Pre-Shock Scenario	1,771,899	—	—	1,218,220	—	—

The Company’s Pre-Shock Scenario EVE increased from $1.22 billion at December 31, 2021 to $1.77 billion at September 30, 2022. The primary factor contributing to the increase in EVE at September 30, 2022, was the increase in value of the Bank’s low-cost deposit base relative to the current rate environment.  Throughout 2022, market interest rates utilized in the calculation of economic value increased materially across all yield curve points. However, the Bank continued to maintain its low-cost funding base during this time even as market rates have risen measurably, resulting in additional economic value.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios increased from $1.33 billion and $1.41 billion, respectively, at December 31, 2021, to $1.85 billion and $1.88 billion, respectively, at September 30, 2022.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates over a 12-month period beginning September 30, 2022, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	0.1%	4.9%
+ 100 Basis Points	0.1%	2.8%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates. The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios.

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	1.3%	7.0%
+ 100 Basis Points	0.9%	3.9%

iIte

Item 4.Controls and Procedures

Management of the Company, with the participation of its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness, as of September 30, 2022, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company was not involved in any actions or proceedings that were likely to have a material adverse impact on its financial condition and results of operations as of September 30, 2022.

Item 1A.Risk Factors

There have been no changes to the risks disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.

(c)

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Programs (1)
July 2022	175,073	$30.75	175,073	1,637,279
August 2022	17,500	33.31	17,500	1,619,779
September 2022	7,773	30.71	7,773	1,612,006
(1)	In May 2022, we announced the adoption of a new stock repurchase program of up to 1,948,314 shares, upon the completion of our existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of September 30, 2022, there were 1,612,006 shares remaining to be purchased in the program.

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
101

The following financial statements from Dime Community Bancshares, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2022, filed on November 7, 2022, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and 2021, (iv) Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

Dime Community Bancshares, Inc.

Dated: November 7, 2022	By:	/s/ KEVIN M. O’CONNOR
Kevin M. O’Connor
Chief Executive Officer

Dated: November 7, 2022	By:	/s/ AVINASH REDDY
Avinash Reddy
Senior Executive Vice President and Chief Financial Officer