Form 10-K
period 2022-12-31
Dime Community Bancshares, Inc. /NY/
filed 2023-02-28
CIK 846617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $977.9 million based upon the $29.65 closing price on the NASDAQ National Market for a share of the registrant’s common stock on June 30, 2022.

The registrant had 38,530,072 shares of common stock, $0.01 par value, outstanding as of February 22, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 25, 2023 and any adjournment thereof, are incorporated by reference in Part III.

Cautionary Note Regarding Forward-Looking Statements

This report contains statements relating to our future results (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of our management. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimated,” “assumes,” “likely,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and our business, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from the title insurance subsidiary and banking services as well as product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. We claim the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. together with its direct and indirect subsidiaries, the “Company”) in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on such statements. These factors include, without limitation, the following:

●	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
●	inflation and fluctuation in market interest rates may affect demand for our products, operating costs, interest margins and the fair value of financial instruments;
●	our net interest margin is subject to material short-term fluctuation based upon market rates;
●	changes in deposit flows, loan demand or real estate values may affect the business of Dime Community Bank (the “Bank”);
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently;
●	changes in corporate and/or individual income tax laws or policies may adversely affect the Company’s business or financial condition or results of operations;
●	socio-economic conditions, including conditions caused by the COVID-19 pandemic and any other public health emergency, international conflict, inflation, and recessionary pressures, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry, may be different than the Company currently anticipates and may adversely affect our customers, financials results and operations;
●	legislative, regulatory or policy changes may adversely affect the Company’s business or results of operations;
●	technological changes may be more difficult or expensive than the Company anticipates;
●	the Company may experiences breaches or failures of its information technology security systems;
●	success or consummation of new business initiatives or the integration of any acquired entities may be more difficult or expensive than the Company anticipates;
●	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than the Company anticipates; and
●	the Company may be subject to other risks, as enumerated under Item 1A. Risk Factors in this Annual Report on Form 10-K and in quarterly and other reports filed by us with the Securities and Exchange Commission.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

PART I

Item 1. Business

General

Dime Community Bancshares, Inc. (the “Company”) is a bank holding company engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank (the “Bank”). The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations include Dime Community Inc., a real estate investment trust subsidiary and Dime Abstract LLC (“Dime Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services.

For over a century, we have maintained our focus on building customer relationships in our market area. Our mission is to grow through the provision of exceptional service to our customers, our employees, and the community. We strive to achieve excellence in financial performance and build long-term shareholder value. We engage in providing full service commercial and consumer banking services, including accepting time, savings and demand deposits from the businesses, consumers,  and local municipalities in our market area. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans; (2) multi-family mortgage loans; (3) residential mortgage loans; (4) secured and unsecured commercial and consumer loans; (5) home equity loans; (6) construction and land loans; (7) Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“Fannie Mae”), Government National Mortgage Association (“Ginnie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) U.S. Treasury securities; (9) New York State and local municipal obligations; (10) U.S. government-sponsored enterprise (“U.S. GSE”) securities; and (11) corporate bonds. We also offer the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, providing multi-millions of dollars of Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits to our customers. In addition, we offer merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, and individual retirement accounts as well as investment services through Dime Financial Services LLC, which offers a full range of investment products and services through a third-party broker dealer. Through its title insurance subsidiary, the Bank acts as a broker for title insurance services. Our customer base is comprised principally of small and medium sized businesses, municipal relationships and consumer relationships.

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

As of December 31, 2022, we operated 59 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, and the Bronx.

Human Capital Resources

Demographics and Culture

As of December 31, 2022, we employed 823 full-time equivalent employees. Our employees are not represented by a collective bargaining agreement. Our culture in the workplace encourages employees to care about each other, the communities they serve, and the work they do. We believe strong community ties, customer focus, accountability, and development of the communities in which we operate will have a favorable long-term impact on our business performance. Our employees are passionate and empowered to build relationships and provide customized banking solutions to the communities we serve. We believe in hiring well-qualified people from a wide range of backgrounds who align to values like integrity, innovation, and teamwork. As an equal opportunity employer, our decisions to select and promote employees are unbiased as we seek to build a diverse and inclusive team of employees.

Labor Policies and Benefits

We offer our employees a comprehensive benefits package that will support, maintain, and protect their physical, mental, and financial health. We sponsor various wellness programs that promote the health and wellness of our employees. In March 2020, the United States declared a National Public Health Emergency in response to the COVID-19 pandemic, which presented a challenge of maintaining the health and safety of our employees. As the COVID-19 pandemic evolved, we pivoted the schedules of corporate staff to ensure their safety while still providing support to our customers. Our branch network remained operational with minimal disruption throughout the pandemic.

Training, Development and Retention

We are committed to retaining employees by being competitive in providing cash and non-cash rewards, benefits, recognition, and professional development opportunities.  We offered an 8-week summer internship program through local colleges that provided students with valuable experience in the professional fields they are considering career paths. It also provides a post-graduation pipeline of future employees.  In addition, we maintain equity incentive plans under which we may issue shares of our common stock. Refer to Note 20. “Stock-Based Compensation” of the Notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details of our equity incentive plans. We promote career development and continuing education by offering internal training programs and tuition reimbursement for programs that develop skills related to our business.

Competition and Principal Market Areas

All phases of our business are highly competitive. We face direct competition from a significant number of financial institutions operating in our market area, many with a statewide or regional presence, and in some cases, a national presence. There is also competition for banking business from competitors outside of our market areas. Most of these competitors are significantly larger than us, and therefore have greater financial and marketing resources and lending limits than us. The fixed cost of regulatory compliance remains high for community banks as compared to their larger competitors that are able to achieve economies of scale. We consider our major competition to be local commercial banks as well as other commercial banks with branches in our market area. Other competitors include savings banks, credit unions, mortgage brokers and other financial services firms, such as investment and insurance companies. Increased competition within our market areas may limit growth and profitability. The title insurance subsidiary also faces competition from other title insurance brokers as well as directly from the companies that underwrite title insurance. In New York State, title insurance is obtained on most transfers of real estate and mortgage transactions.

Our principal market area is Greater Long Island, which includes the counties of Kings, Queens, Nassau and Suffolk, and Manhattan. Industries represented across the principal market areas include retail establishments; construction and trades; restaurants and bars; lodging and recreation; professional entities; real estate; health services; passenger transportation; high-tech manufacturing; and agricultural and related businesses. Given its proximity, Long Island’s economy is closely linked with New York City’s and major employers in the area include municipalities, school districts, hospitals, and financial institutions.

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

Federal and state law and regulations limit the Bank’s investment authority. Generally, a state member bank is prohibited from investing in corporate equity securities for its own account other than the equity securities of companies through which the bank conducts its business. Under federal and state regulations, a New York state member bank may invest in investment securities for its own account up to a specified limit depending upon the type of security. “Investment Securities” are generally defined as marketable obligations that are investment grade and not predominantly speculative in nature. Applicable regulations classify investment securities into five different types and, depending on its type, a state member bank may have the authority to deal in and underwrite the security. New York-chartered state member banks may also purchase certain non-investment securities that can be reclassified and underwritten as loans.

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

The FDIC assesses insured depository institutions to maintain the DIF. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments.  Assessments for institutions with $10 billion or more of assets are primarily based on a scorecard approach by the FDIC, including factors such as examination ratings, financial measures, and modeling measuring the institution’s ability to withstand asset-related and funding-related stress and potential loss to the DIF in the event of the institution’s failure. The assessment range (inclusive of possible adjustments specified by the regulations) for institutions with total assets of more than $10 billion was 1.5 to 40 basis points effective through December 31, 2022. The FDIC has the authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size will range from 3.5 to 42 basis points.

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

Capitalization

Federal regulations require FDIC insured depository institutions, including state member banks, to meet several minimum capital standards:  a common equity tier 1 capital to risk-based assets ratio of 4.5%, a tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a tier 1 capital to total assets leverage ratio of 4.0%. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. Common equity tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity tier 1 and additional tier 1 capital. Additional tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes tier 1 capital (common equity tier 1 capital plus additional tier 1 capital) and tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock, mandatory convertible securities, and subordinated debt. Also included in tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out, (Dime has exercised), have AOCI incorporated into common equity tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

Dividends

Under federal law and applicable regulations, a New York member bank may generally declare a dividend, without prior regulatory approval, in an amount equal to its year-to-date retained net income plus the prior two years’ retained net income that is still available for dividend. Dividends exceeding those amounts require application to and approval by the NYSDFS and FRB.  In addition, a member bank may be limited in paying cash dividends if it does not maintain the capital conservation buffer described previously under “Capitalization.”

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

Cybersecurity more broadly has become a focus of federal and state regulators. In March 2015, federal regulators issued two statements regarding cybersecurity to reiterate regulatory expectations regarding cyberattacks compromising credentials and business continuity planning to ensure the rapid recovery of an institution’s operations after a cyberattack involving destructive malware. In October 2016, federal regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. Once established, the enhanced cyber risk management standards would help to reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system. The advance notice of proposed rulemaking addressed five categories of cyber standards: (1) cyber risk governance; (2) cyber risk management; (3) internal dependency management; (4) external dependency management; and (5) incident response, cyber resilience, and situational awareness. In March 2017, the NYSDFS made effective regulations that require financial institutions regulated by the NYSDFS, including the Bank, to, among other things, (i) establish and maintain a cyber security program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cyber security policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer.  In January 2020, the FDIC issued a “Statement on Heightened Cybersecurity Risk” to remind regulated institutions of sound cybersecurity risk management principles. In addition, in November 2021, the federal banking agencies published a final rule that, among other things, requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. The Company will continue to monitor any developments related to these proposed rulemakings as part of its ongoing cyber risk management. See “Item 1A - Risk Factors” for a further discussion of cybersecurity risks.

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

Community Reinvestment Act

Under the federal Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FRB, in connection with its examination of the Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or mergers) proposals and may be the basis for approving, denying or conditioning the approval of an application. On May 5, 2022, the Federal Reserve Board and the Federal Deposit Insurance Corporation released a notice of propose rulemaking to strengthen and modernize the CRA regulations and framework. As of the date of its most recent CRA examination, which was conducted by the Federal Reserve Bank of New York and the NYSDFS, the Bank’s CRA performance was rated “Outstanding”.

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

The FRB previously adopted consolidated capital adequacy guidelines for bank holding companies structured similarly, but not identically, to those applicable to the Bank. The Dodd-Frank Act directed the FRB to issue consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The FRB subsequently issued regulations amending its regulatory capital requirements to implement the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer was phased-in between 2016 and 2019. We met all capital adequacy requirements under the FRB’s capital rules on December 31, 2022.

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

Other Information

Through a link on the Investor Relations section of our website of www.dime.com, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) for 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. Copies of such reports and other information also are available at no charge to any person who requests them or at www.sec.gov. Such requests may be directed to Dime Community Bancshares, Inc., Investor Relations, 898 Veterans Memorial Highway, Suite 560, Hauppauge, NY 11788, (631) 537-1000. Information on our website is not incorporated by reference and is not a part of this annual report on Form 10-K.

Item 1A. Risk Factors

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

In 2006, the federal bank regulatory agencies (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. The Consolidated Company’s non-owner occupied commercial real estate level equaled 554% of total risk-based capital at December 31, 2022. Including owner-occupied commercial real estate, the Consolidated Company’s ratio of commercial real estate loans to total risk-based capital ratio would be 636% at December 31, 2022.

If our regulators were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, our earnings would be adversely affected.

The performance of our multi-family real estate loans could be adversely impacted by regulation.

Multi-family real estate loans generally involve a greater risk than residential real estate loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Bank, and could impair the value of the security for the loan or the future cash flow of such properties. For example, on June 14, 2019, the State of New York enacted legislation increasing the restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (i) repealing the vacancy bonus and longevity bonus, which allowed a property owner to raise rents as much as 20% each time a rental unit became vacant, (ii) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal.  The legislation still permits a property owner to charge up to the full legal rent once the tenant vacates. As a result of this legislation as well as previously existing laws and regulations, it is possible that rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.). In addition, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the security for the loan may be impaired.

Increases to the allowance for credit losses may cause our earnings to decrease.

Customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Hence, we may experience significant credit losses, which could have a material adverse effect on our operating results. Since the first quarter of 2021, we have been required to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This method of loan loss accounting represents a change from the previous method of providing allowances for loan losses that are probable, and greatly increased the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, we rely on loan quality reviews, our past loss experience and that of our peer group, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover expected losses in the loan portfolio, resulting in additions to the allowance for credit losses. Material additions to the allowance for credit losses through charges to earnings would materially decrease our net income.

Additionally, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our results of operations and/or financial condition.

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

During 2022, in response to accelerated inflation, the Federal Reserve implemented monetary tightening policies, resulting in significantly increased interest rates. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities.

A sustained decrease in market interest rates could also adversely affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates. Under those circumstances, we may not be able to reinvest those prepayments in assets earning interest rates as high as the rates on those prepaid loans or in investment securities.

Changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. As of December 31, 2022, the securities portfolio totaled $1.54 billion.

Management is unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy, domestic and international disorder and instability in domestic and foreign financial markets, and investor and consumer demand.

We are required to transition from the use of LIBOR.

We have material contracts that are indexed to the London Interbank Offered Rate (“LIBOR”). In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulated LIBOR, announced that the publication of LIBOR would not be guaranteed after 2021. LIBOR will be discontinued after June 2023.

There have been ongoing efforts to establish an alternative reference rate to LIBOR. Regulators, industry groups and certain committees (e.g. the Alternative Reference Rates Committee) have published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for LIBOR (e.g. the Secured Overnight Financing Rate, or “SOFR”), and proposed implementations of the recommended alternatives in floating-rate financial instruments. The March 2022 enactment of the Adjustable Interest Rate (LIBOR) Act and the Federal Reserve’s proposed regulations addressed the discontinuation of LIBOR and established a replacement benchmark rate, based on SOFR, that will automatically apply to agreements that rely on LIBOR and do not have an alternative contractual fallback benchmark. These SOFR-based replacement benchmarks may also apply automatically to contracts with fallback provisions that authorize a particular person to determine the replacement benchmark. We have analyzed our LIBOR-indexed contracts, the significant majority of which already provided for a fallback rate. Where the fallback rate is not specified or is no longer considered an economic equivalent to the LIBOR-derived rate previously used, we are working with counterparties to agree upon a replacement rate and have generally selected the rate recommended by the Federal Reserve.

While the LIBOR Act and implementing regulations will help to transition legacy LIBOR contracts to a new benchmark rate, the substitution of SOFR for LIBOR may have economic impacts on parties to affected contracts. When LIBOR rates are no longer available and we are required to implement substitute indices for the calculation of interest rates, we may incur expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations. Additionally, since alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. There may be changes in the rules or methodologies used to calculate SOFR or other benchmark rates, which may have an adverse effect on the value of or return on financial assets and liabilities that are based on or are linked to those rates.

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

Additionally, the CFPB has the authority to issue consumer finance regulations and is authorized, individually or jointly with bank regulatory agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates new and existing consumer financial laws or regulations.  Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implemented regulations, including the examination authority of the CFPB to assess our compliance with federal consumer financial laws, imposition of higher FDIC premiums, reduced debit card interchange fees, and enhanced risk management frameworks, all of which increase operating costs and reduce earnings. In addition, in accordance with a memorandum of understanding entered into between the CFPB and U.S. Department of Justice, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations, and have done so on a number of occasions.

We face a risk of noncompliance and enforcement action with the federal Bank Secrecy Act (the “BSA”) and other anti-money laundering and counter terrorist financing statutes and regulations.

The BSA, the USA PATRIOT Act and other laws and regulations require financial institutions, among others, to institute and maintain an effective anti-money laundering compliance program and to file reports such as suspicious activity reports and currency transaction reports. Our products and services, including our debit card issuing business, are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and the U.S. Treasury Department’s Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the regulations administered and enforced by the U.S. Treasury Department’s Office of Foreign Assets Control. If we violate these laws and regulations, or our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the ability to obtain regulatory approvals to proceed with certain aspects of our business plan, including acquisitions.

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

In 2015, the Company issued $40.0 million of 5.75% Fixed-to-Floating Rate Subordinated Debentures due 2030. In 2022, the Company issued $160.0 million of 5.00% Fixed-to-Floating Rate Subordinated Debentures due 2032. Because these subordinated debentures rank senior to our common stock, if we fail to make timely principal and interest payments on the subordinated debentures, we may not pay any dividends on our common stock. Further, if we declare bankruptcy, dissolve or liquidate, we must satisfy all of our subordinated debenture obligations before we may pay any distributions on our common stock.

Strategic Risks

Expansion of our branch network may adversely affect our financial results.

We cannot be certain that the opening of new branches will be accretive to earnings or that it will be accretive to earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate income sufficient to cover its operating expenses. Difficulties we experience in opening new branches may have a material adverse effect on our financial condition and results of operations.

Mergers and acquisitions involve numerous risks and uncertainties.

The Company has in the past and may in the future pursue mergers and acquisitions opportunities. Mergers and acquisitions involve a number of risks and challenges, including the expenses involved; potential diversion of management’s attention from other strategic matters; integration of branches and operations acquired; outflow of customers from the acquired branches; retention of personnel from acquired companies or branches; competing effectively in geographic areas not previously served; managing growth resulting from the transaction; and dilution in the acquirer's book and tangible book value per share.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. While we anticipate that our capital resources will satisfy our capital requirements for the foreseeable future, we may at some point need to raise additional capital to support our operations or continued growth, both internally and through acquisitions. Any capital we obtain may result in the dilution of the interests of existing holders of our common stock, or otherwise adversely affect your investment.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances of our ability to raise additional capital if needed, or if the terms will be acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and adversely affected.

Operational Risk Factors

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, declines in housing and real estate valuations, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; geopolitical conflicts; natural disasters; or a combination of these or other factors.

The Company's performance could be negatively affected to the extent there is deterioration in business and economic conditions, including persistent inflation, an inverted yield curve, rising prices, and supply chain issues or labor shortages, which have direct or indirect material adverse impacts on us, our customers, and our counterparties. Recessionary conditions may significantly affect the markets in which we do business, the financial condition of our borrowers, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. Such events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

Information technology systems are critical to our business. We collect, process and store sensitive customer data by utilizing computer systems and telecommunications networks operated by us and third-party service providers. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we take numerous protective measures and otherwise endeavor to protect and maintain the privacy and security of confidential data, these systems may be vulnerable to unauthorized access, computer viruses, other malicious code, cyberattacks, including distributed denial of service attacks, cyber-theft and other events that could have a security impact. If one or more of such events were to occur, this potentially could jeopardize confidential and other information processed and stored in, and transmitted through, our systems or otherwise cause interruptions or malfunctions in our operations or our customers' operations.

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

Public health emergencies like the COVID-19 outbreak may have an adverse impact on our business and results of operations

The COVID-19 pandemic caused significant economic dislocation in the United States. Certain industries were particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Additionally, the spread of COVID-19 temporarily caused us to modify our business practices, including placing restrictions on employee travel and implementing remote work practices. As a result of the COVID-19 pandemic or any other public health emergency, and related governmental responses to any outbreak, we may be subject to the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, or results of operations: demand for our products and services may decline; if consumer and business activities are restricted, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could increase loan losses; our allowance for credit losses may have to be increased if borrowers experience financial difficulties; a material decrease in net income or a net loss over several quarters could affect our ability to pay cash dividends; cyber security risks may be increased as the result of an increase in the number of employees working remotely; critical services provided by third-party vendors may become unavailable; and the Company may experience unanticipated unavailability or loss of key employees, harming our ability to execute our business strategy.

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

Damage to the Company’s reputation could adversely impact our business.

The Company's reputation is important to our success. Our ability to attract and retain customers, investors, employees and advisors may depend upon external perceptions of the Company. Damage to the Company's reputation could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, compliance failures, customer services failures, or unethical behavior or misconduct of employees, advisors and counterparties. Adverse developments with respect to the financial services industry may also, by association, negatively impact the Company's reputation or result in greater regulatory or legislative scrutiny of or litigation against the Company.

Furthermore, shareholders and other stakeholders have begun to consider how corporations are addressing environmental, social and governance (“ESG”) issues. Governments, investors, customers and the general public are increasingly focused on ESG practices and disclosures, and views about ESG are diverse and rapidly changing. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if investors determine that the Company has not made sufficient progress on ESG matters. The Company could also face potential negative ESG-related publicity in traditional media or social media if shareholders or other stakeholders determine that we have not adequately considered or addressed ESG matters. If the Company, or our relationships with certain customers, vendors or suppliers became the subject of negative publicity, our ability to attract and retain customers and employees, and our financial condition and results of operations, could be adversely impacted.

Accounting-Related Risks

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results.

Our accounting policies are fundamental to understanding our financial results and condition. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

If we determine our goodwill or other intangible assets to be impaired, the Company’s financial condition and results of operations would be negatively affected.

When the Company completes a business combination, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At least annually (or more frequently if indicators arise), the Company evaluates goodwill for impairment. If the Company determines goodwill or other intangible assets are impaired, the Company will be required to write down these assets. Any write-down would have a negative effect on the consolidated financial statements.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s corporate headquarters is located at 898 Veterans Highway in Hauppauge, New York. The Bank’s main office is located at 2200 Montauk Highway in Bridgehampton, New York.

As of December 31, 2022, we operated 59 branch locations throughout Greater Long Island and Manhattan, of which 43 were leased and 16 were owned.

For additional information on our premises and equipment, see Note 7. “Premises and Fixed Assets, net and Premises Held for Sale” in the notes to the consolidated financial statements.

Item 3. Legal Proceedings

In the ordinary course of business, the Holding Company and the Bank are routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages against the Holding Company or the Bank. In the opinion of management, as of December 31, 2022, neither the Holding Company nor the Bank were involved in any actions or proceedings that were likely to have a material adverse impact on the Company’s consolidated financial condition and results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ® Stock Market under the symbol “DCOM”. Prior to the Merger, our common shares were traded under the symbol “BDGE”. At February 16, 2023, we had approximately 1,112 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

DCOM Performance Graph

Pursuant to the regulations of the SEC, the graph below compares our performance with that of the total return for the NASDAQ® Composite Index and the S&P SmallCap 600 Banks Index from December 31, 2017 through December 31, 2022. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below. The following performance graph reflects the performance of BDGE prior to the Merger.

Total Return Performance
Dime Community Bancshares, Inc.
NASDAQ Composite Index
S&P SmallCap 600 Banks Index
Index Value
250
200
150
100
50
0
43100
43465
43830
44196
44561
44926

	Year Ended December 31,
Index	2017	2018	2019	2020	2021	2022
Dime Community Bancshares, Inc.	100.00	74.83	101.57	76.70	114.50	106.72
S&P SmallCap 600 Banks Index	100.00	89.71	110.21	98.34	132.01	118.97
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65

Issuer Purchases of Equity Securities

The following table presents information regarding purchases of common stock during the three months ended December 31, 2022:

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Programs (1)
October 2022	4,846	$31.09	4,846	1,607,160
November 2022	1,400	34.26	1,400	1,605,760
December 2022	2,000	32.64	2,000	1,603,760
(1)	In May 2022, we announced the adoption of a new stock repurchase program of up to 1,948,314 shares, upon the completion of our existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of December 31, 2022, there were 1,603,760 shares remaining to be purchased in the program.

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

Overview

Dime Community Bancshares, Inc., a New York corporation, is a bank holding company formed in 1988. On a parent-only basis, the Holding Company has minimal operations, other than as owner of Dime Community Bank. The Holding Company is dependent on dividends from its wholly-owned subsidiary, Dime Community Bank, its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non-interest income, such as fee income on deposit and loan accounts, merchant credit and debit card processing programs, loan swap fees, investment services, income from its title insurance subsidiary, and net gains on sales of securities and loans. The level of non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from the Bank’s title insurance subsidiary, and income tax expense, further affects our net income. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity.

COVID-19 Pandemic Response

Following the March 2020 passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company participated in assisting its customers with applications for resources through the program.  Since the inception of the program, the consolidated PPP originations for the Company through December 31, 2021, including originations by both Legacy Dime and Bridge, exceeded $1.90 billion. Following the completion of the PPP, the Company sold its 2021 PPP loan originations in order to re-deploy funds into ongoing loan portfolio growth. The Company believes that the remainder of its SBA PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of December 31, 2022, the Company had SBA PPP loans totaling $5.8 million, net of deferred fees. It is the Company’s expectation that loans funded through the PPP are fully guaranteed by the U.S. government.

We continue to monitor unfunded commitments, including commercial and home equity lines of credit, for evidence of increased credit exposure as borrowers utilize these lines for liquidity purposes.

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

Critical Accounting Estimates

Note 1 Summary of Significant Accounting Policies, to the Company’s Audited Consolidated Financial Statement for the year ended December 31, 2022 contains a summary of significant accounting policies. These accounting policies may require various levels of subjectivity, estimates or judgement by management. Policies with respect to the methodologies it uses to determine the allowance for credit losses on loans held for investment and fair value of loans acquired in a business combinations are critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations. These critical accounting estimates involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company’s consolidated results of operations or financial condition.

Management has reviewed the following critical accounting estimates and related disclosures with its Audit Committee.

Allowance for Credit Losses on Loans Held for Investment

Methods and Assumptions Underlying the Estimate

On January 1, 2021, we adopted the Current Expected Credit Losses (“CECL”) Standard, which requires that loans held for investment be accounted for under the current expected credit losses model. The allowance for credit losses is established and maintained through a provision for credit losses based on expected losses inherent in our loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis, and additions to the allowance are charged to expense and realized losses, net of recoveries, are charged against the allowance.

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

Statistical regression is utilized to relate historical macro-economic variables to historical credit loss experience of a peer group of banks that operate in and around Dime’s footprint. These models are then utilized to forecast future expected loan losses based on expected future behavior of the same macro-economic variables. Adjustments to the quantitative results are made using qualitative factors. These factors include: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due loans; (6) the quality of our loan review system; (7) the value of underlying collateral for collateralized loans; (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

For loans that do not share risk characteristics, the Company evaluates these loans on an individual basis based on various factors. Factors that may be considered are borrower delinquency trends and non-accrual status, probability of foreclosure or note sale, changes in the borrower’s circumstances or cash collections, borrower’s industry, or other facts and circumstances of the loan or collateral. The expected credit loss is measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For collateral dependent loans, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, less estimated costs to sell.

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

Fair value of loans acquired in a business combination

Methods and Assumptions Underlying the Estimate

On February 1, 2021, the Company completed a merger of equals business combination accounted for as a reverse merger using the acquisition method of accounting. As a part of accounting for the Merger, fair value estimates were calculated with a combination of assumptions by management and by using a third party. The fair value often involved third-party estimates utilizing input assumptions by management which may be complex or uncertain. The fair value of acquired loans was based on a discounted cash flow methodology that considers factors such as type of loan and related collateral, and requires management’s judgment on estimates about discount rates, expected future cash flows, market conditions and other future events.

For purchased financial loans with credit deterioration (“PCD”), an estimate of expected credit losses was made for loans with similar risk characteristics and was added to the purchase price to establish the initial amortized cost basis of the PCD loans. Any difference between the unpaid principal balance and the amortized cost basis is considered to relate to non-credit factors and resulted in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. For acquired loans not deemed PCD at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans.

Uncertainties Regarding the Estimate

Management relied on economic forecasts, internal valuations, or other relevant factors which were available at the time of the Merger in the determination of the assumptions used to calculate the fair value of the acquired loans. The estimates about discount rates, expected future cash flows, market conditions and other future events were subjective and may differ from estimates.

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

Comparison of Operating Results Years Ended December 31, 2022, 2021 and 2020

The Company’s results of operations for the year ended December 31, 2021 include income for the eleven months following the Merger and the results of Legacy Dime for the month ended January 31, 2021. The Company’s historical operating results as of and for the year ended December 31, 2020, as presented and discussed in this Annual Report on Form 10-K, only include the historical results of Legacy Dime. Accordingly, the Company’s historical operating results as of and for periods before February 1, 2021, including the year ended December 31, 2020, as presented and discussed in this Annual Report on Form 10-K, do not include the historical results of Bridge.

General.  Net income was $152.6 million in 2022, compared to $104.0 million in 2021, and $42.3 million in 2020.  During 2022, net interest income increased by $22.3 million, provision for credit losses decreased by $0.8 million, and non-interest expense decreased by $44.6 million.  These items were partially offset by a non-interest income decrease of $3.9 million and an income tax expense increase of $15.2 million. During 2021, net interest income increased by $179.9 million, provision for credit losses decreased by $20.0 million, and non-interest income increased by $20.8 million. These items were partially offset by a non-interest expense increase of $127.5 million and an income tax expense increase of $31.5 million.

The discussion of net interest income for the years ended December 31, 2022, 2021, and 2020 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from Federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Loan fees included in interest income were $3.1 million in 2022, $12.5 million in 2021, and $7.5 million in 2020. There are no out-of-period adjustments included in the rate/volume analysis in the following table.

Average Balance Sheets

	Year Ended December 31,
	2022			2021			2020
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Real estate loans (1)	$8,798,852	$354,418	4.03%	$7,969,344	$298,682	3.75%	$4,916,204	$196,144	3.99%
Commercial and industrial loans (1)	937,542	51,556	5.50	1,494,970	58,909	3.94	535,002	20,372	3.81
Other loans (1)	11,493	627	5.46	19,891	1,425	7.16	958	50	5.22
Securities	1,687,835	29,224	1.73	1,295,439	22,634	1.75	520,279	14,159	2.72
Other short-term investments	248,779	3,400	1.37	574,467	2,976	0.52	150,200	3,282	2.19
Total interest-earning assets	11,684,501	439,225	3.76	11,354,111	384,626	3.39	6,122,643	234,007	3.82
Non-interest earning assets	782,261			758,689			301,608
Total assets	$12,466,762			$12,112,800			$6,424,251

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking	$851,931	$3,115	0.37%	$924,122	$1,655	0.18%	$220,693	$627	0.28%
Money market	2,971,312	10,879	0.37	3,491,870	6,521	0.19	1,653,452	9,223	0.56
Savings	1,815,198	15,906	0.88	1,142,111	697	0.06	400,530	983	0.25
Certificates of deposit	926,837	8,533	0.92	1,247,425	7,654	0.61	1,463,613	22,205	1.52
Total interest-bearing deposits	6,565,278	38,433	0.59	6,805,528	16,527	0.24	3,738,288	33,038	0.88
FHLBNY advances	252,838	7,062	2.79	259,203	1,963	0.76	1,065,356	17,898	1.68
Subordinated debt, net	217,753	10,616	4.88	190,128	8,523	4.48	113,974	5,322	4.67
Other short-term borrowings	56,030	1,439	2.57	6,282	4	0.06	5,582	45	0.81
Total borrowings	526,621	19,117	3.63	455,613	10,490	2.30	1,184,912	23,265	1.96
Derivative cash collateral	97,225	1,812	1.86	1,982	—	—	—	—	—
Total interest-bearing liabilities	7,189,124	59,362	0.83	7,263,123	27,017	0.37	4,923,200	56,303	1.14
Non-interest-bearing checking	3,890,642			3,513,354			691,561
Other non-interest-bearing liabilities	218,194			175,075			137,860
Total liabilities	11,297,960			10,951,552			5,752,621
Stockholders' equity	1,168,802			1,161,248			671,630
Total liabilities and stockholders' equity	$12,466,762			$12,112,800			$6,424,251
Net interest income		$379,863			$357,609			$177,704
Net interest spread (2)			2.93%			3.02%			2.68%
Net interest-earning assets	$4,495,377			$4,090,988			$1,199,443
Net interest margin (3)			3.25%			3.15%			2.90%
Ratio of interest-earning assets to interest-bearing liabilities			162.53%			156.33%			124.36%
Deposits (including non-interest-bearing checking accounts)	$10,455,920	$38,433	0.37%	$10,318,882	$16,527	0.16%	$4,429,849	$33,038	0.75%

(1) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average-interest earning assets.

Rate/Volume Analysis

	Years Ended December 31,
	2022 over 2021			2021 over 2020
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest-earning assets:	(In thousands)
Real estate loans (1)	$32,265	$23,471	$55,736	$118,075	$(15,537)	$102,538
Commercial and industrial (1)	(26,319)	18,966	(7,353)	36,090	2,447	38,537
Other loans (1)	(531)	(267)	(798)	1,172	203	1,375
Securities	6,858	(268)	6,590	17,309	(8,834)	8,475
Other short-term investments	(3,077)	3,501	424	5,737	(6,043)	(306)
Total interest-earning assets	9,196	45,403	54,599	178,383	(27,764)	150,619
Interest-bearing liabilities:
Interest-bearing checking	(213)	1,673	1,460	1,624	(596)	1,028
Money market	(1,458)	5,816	4,358	6,836	(9,538)	(2,702)
Savings	3,124	12,085	15,209	1,148	(1,434)	(286)
Certificates of deposit	(2,472)	3,351	879	(2,256)	(12,295)	(14,551)
FHLBNY advances	(106)	5,205	5,099	(9,839)	(6,096)	(15,935)
Subordinated debt, net	1,285	808	2,093	3,487	(286)	3,201
Other short-term borrowings	654	781	1,435	4	(45)	(41)
Derivative cash collateral	888	924	1,812	—	—	—
Total interest-bearing liabilities	1,702	30,643	32,345	1,004	(30,290)	(29,286)
Net change in net interest income	$7,494	$14,760	$22,254	$177,379	$2,526	$179,905

(1) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

Net Interest Income.  Net interest income was $379.9 million in 2022, $357.6 million in 2021, and $177.7 million in 2020. Average interest-earning assets were $11.68 billion in 2022, $11.35 billion in 2021 and $6.12 billion in 2020. Net interest margin was 3.25% in 2022, 3.15% in 2021, and 2.90% in 2020.

Interest Income.  Interest income was $439.2 million in 2022, $384.6 million in 2021, and $234.0 million in 2020. During 2022, interest income increased $54.6 million from 2021, primarily reflecting increases in interest income of $55.7 million on real estate loans, and $6.6 million on securities. The increased interest income on real estate loans was primarily due to growth of $829.5 million in the average balances, and a 28-basis point increase in yield during the period due to the rising interest rate environment. The increased interest income from securities was primarily due to the increase in the average balances of $392.4 million, offset in part by a 2-basis point decrease in the yield. During 2021, interest income increased $150.6 million from 2020, primarily reflecting increases in interest income of $102.5 million on real estate loans, $38.5 million on commercial and industrial (“C&I”) loans, $8.5 million on securities, and $1.4 million on other loans. The increased interest income on real estate loans was due to an increase of $3.05 billion in the average balance of such loans in the period, offset in part by a 24-basis point decrease in the yield. The increased interest income on C&I loans was primarily due to growth of $960.0 million in the average balances, and a 13-basis point increase in yield during the period. The increased interest income from securities was primarily due to the increase in the average balances of $775.2 million, offset in part by a 97-basis point decrease in the yield. The increased average balances in 2021 versus 2020 were related primarily to the Merger transaction.

Interest Expense.  Interest expense was $59.4 million in 2022, $27.0 million in 2021, and $56.3 million in 2020.  During 2022, interest expense increased $32.3 million from 2021, primarily reflecting increases in interest expense of $15.2 million on savings accounts, $5.1 million on FHLBNY advances and $4.4 million on money market accounts. The increase in interest expense on savings accounts was primarily due to increased rates offered on savings accounts and, an increase of $673.1 million in the average balances of such accounts. The increase in interest expense on FHLB advances was primarily due to the increased cost of wholesale borrowings. The increase in interest expense on money market accounts was primarily due to increased rates offered on money market accounts. During 2021, interest expense decreased $29.3 million from 2020, primarily reflecting decreases in interest expense of $15.9 million on FHLBNY advances, and $14.6 million on CDs. The decrease in interest expense on CDs was primarily due to decreased rates offered on CD accounts and, a decrease of $216.2 million in the average balances of such accounts. The decrease in interest expense on FHLBNY advances was primarily due to a decrease of $806.2 million in the average balances of FHLBNY advances, and a decrease of 92 basis points in the cost of such borrowings.

Provision for Credit Losses.  The Company recognized a provision for credit losses of $5.4 million in 2022, $6.2 million in 2021 and $26.2 million in 2020. The $5.4 million provision for credit losses recognized in 2022 was associated with growth in the loan portfolio and a deterioration of forecasted macroeconomic conditions, offset by a reduction in reserves on individually analyzed loans and unfunded commitments. The $6.2 million provision for credit losses recognized in 2021 included a provision recorded on acquired non-PCD loans for the Day 2 accounting of acquired loans from the Merger, offset by improvements in forecasted macroeconomic conditions, and releases of reserves on individually analyzed loans. The $26.2 million provision for credit losses recognized in 2020 resulted mainly from an increase in the general reserve allowance for credit losses due to an adjustment of qualitative factors to account for the effects of the COVID-19 pandemic and related economic disruption, and additional specific reserves on non-performing loans. The provision for credit losses recognized in 2022 and 2021 was calculated in accordance with the CECL Standard adopted by the Company on January 1, 2021. The provision for credit losses recognized in 2020 was calculated in accordance with prior GAAP, in accordance with ASC 310.

Non-Interest Income. Non-interest income was $38.2 million in 2022, $42.1 million in 2021, and $21.3 million in 2020. During 2022, non-interest income decreased $3.9 million from 2021, due primarily to a decrease in gains on the sales of SBA PPP loans, and a decrease in gain on sale of residential loans and other non-interest income of $1.3 million each. Offsetting these declines was an increase in BOLI income of $3.3 million and no loss on termination of derivatives in 2022 (versus a $16.5 million loss on termination of derivatives in 2021). During 2021, non-interest income increased $20.8 million from 2020, due primarily to a gain on the sale of SBA PPP loans of $20.7 million, an increase in service charges and other fees of $10.4 million, and an increase in other non-interest income of $3.0 million, partially offset by an increase in loss on termination of derivatives of $9.9 million, a decrease in loan level derivative income of $6.0 million, and a decrease in net gain on sale of securities and other assets of $2.9 million.

Non-Interest Expense.  Non-interest expense was $200.7 million in 2022, $245.3 million in 2021, and $117.8 million in 2020. During 2022, non-interest expense decreased $44.6 million from 2021, primarily due to not recognizing any merger expenses and transaction costs and branch restructuring costs in 2022 (versus $44.8 million in merger expenses and transaction costs and $5.1 million of branch restructuring costs in 2021). These declines were offset by an increase of $11.8 million in salaries and employee benefits expenses. During 2021, non-interest expense increased $127.5 million from 2020, reflecting an increase of $47.6 million in salaries and employee benefits expense, an increase of $29.6 million in merger expenses and transaction costs, an increase of $14.5 million in occupancy and equipment expense, an increase of $8.3 million in data processing costs, an increase of $7.2 million in other expenses, and an increase of $5.9 million in professional services expenses, all of which increased primarily due to the Merger. We also incurred branch restructuring costs of $5.1 million during the 2021 period.

Non-interest expense was 1.61%, 2.03%, and 1.83% of average assets during 2022, 2021, and 2020, respectively. The increase in 2021 was primarily due to merger expenses and transaction costs.

Income Tax Expense.   Income tax expense was $59.4 million in 2022, $44.2 million in 2021, and $12.7 million in 2020. Income tax expense increased $15.2 million during 2022 compared to 2021, primarily as a result of $63.7 million of higher pre-tax income during 2022. Income tax expense increased $31.5 million during 2021 compared to 2020, primarily as a result of $93.2 million of higher pre-tax income during 2021.

The Company’s consolidated tax rate was 28.0%, 29.8% and 23.0% in 2022, 2021, and 2020, respectively. The increase in the effective tax rate in 2022 and 2021 compared to 2020 was primarily the result of the loss of benefits from Legacy Dime’s REITs as the Company’s total assets exceeded $8 billion, and non-deductible expenses during 2021.

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Assets. Assets totaled $13.19 billion at December 31, 2022, $1.13 billion above their level at December 31, 2021, primarily due to an increase in the loan portfolio of $1.32 billion, partially offset by a decrease in cash and due from banks of $224.4 million, and a decrease in total securities of $206.6 million.

Total net loans held for investment increased $1.32 billion during the year ended December 31, 2022, to $10.48 billion at period end. During the period, the Bank had originations of $2.83 billion.

Total securities decreased $206.6 million during the year ended December 31, 2022, to $1.54 billion at period end, primarily due to proceeds from principal payments and calls of $195.3 million and an increase in unrealized losses of $109.7 million, offset in part by purchases of $102.4 million. We transferred $372.2 million of securities available-for-sale to securities held-to-maturity during the year ended December 31, 2022.

Liabilities. Total liabilities increased $1.15 billion during the year ended December 31, 2022, to $12.02 billion at period end, primarily due to an increase of $1.11 billion in FHLBNY advances, and an increase of $148.5 million in derivative cash collateral. We maintained a higher level of borrowings to support loan growth and offset a $204.6 million decline in deposits.

During the year ended December 31, 2022, the Company did not terminate any derivatives. During the year ended December 31, 2021, the Company terminated 34 derivatives with notional values totaling $785.0 million, resulting in a termination value of $16.5 million which was recognized in loss on termination of derivatives in non-interest income.

Stockholders’ Equity. Stockholders’ equity decreased $23.0 million during the year ended December 31, 2022 to $1.17 billion at period end, primarily due to an increase in accumulated other comprehensive loss of $88.2 million, repurchases of shares of common stock of $46.8 million, common stock dividends of $37.2 million and preferred stock dividends of $7.3 million, offset in part by net income for the period of $152.6 million.

Loan Portfolio Composition

The following table presents an analysis of outstanding loans by loan type, excluding loans held for sale, net of unearned discounts and premiums and deferred origination fees and costs, at the dates presented:

(In thousands)	December 31, 2022		December 31, 2021		December 31, 2020
One-to-four family, including condominium and cooperative apartment	$773,321	7.3%	$669,282	7.2%	$184,989	3.3%
Multifamily residential and residential mixed-use	4,026,826	38.1	3,356,346	36.3	2,758,743	49.1
Commercial real estate ("CRE")	4,457,630	42.2	3,945,948	42.7	1,878,167	33.4
Acquisition, development, and construction ("ADC")	229,663	2.2	322,628	3.5	156,296	2.8
Total real estate loans	9,487,440	89.8	8,294,204	89.7	4,978,195	88.6
C&I loans	1,071,712	10.1	933,559	10.1	641,533	11.4
Other loans	7,679	0.1	16,898	0.2	2,316	-
Total	10,566,831	100.0%	9,244,661	100.0%	5,622,044	100.0%
Allowance for credit losses	(83,507)		(83,853)		(41,461)
Loans held for investment, net	$10,483,324		$9,160,808		$5,580,583

During the year ended December 31, 2022, our real estate loans and C&I loans increased $1.19 billion and $138.2 million, respectively.

Loan Purchases, Sales and Servicing

In the event that the Bank were to sell loans in the secondary market or through securitization, it generally retains servicing rights on the loans sold. Servicing fees are typically derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans at the time of sale. At December 31, 2022 and 2021, the Bank had recorded servicing right assets ("SRAs") of $3.1 million and $3.8 million, respectively, associated with the sale of loans to third-party institutions in which the Bank retained the servicing of the loan. The Bank outsources the servicing of a portion of our one-to-four family mortgage loan portfolio to an unrelated third-party under a sub-servicing agreement. Fees paid under the sub-servicing agreement are reported as a component of other non-interest expense in the consolidated statements of income.

Loan Maturity and Repricing

As of December 31, 2022, $8.21 billion, or 77.7% of the loan portfolio was scheduled to mature or reprice within five years.

The following table distributes our loans held for investment portfolio at December 31, 2022 by the earlier of the maturity or next repricing date. ARMs are included in the period during which their interest rates are next scheduled to adjust. The table does not include scheduled principal amortization.

	Less than 1 year	1 to 5 years	5 to 15 years	Over 15 years	Total
	Amount	Amount	Amount	Amount	Amount

(In thousands)
One-to-four family residential and cooperative/condominium apartment	$114,698	$241,877	$336,124	$80,622	$773,321
Multifamily residential and residential mixed-use	664,833	2,535,954	823,705	2,334	4,026,826
CRE	1,358,497	2,069,795	1,025,122	4,216	4,457,630
ADC	225,983	3,680	—	—	229,663
Total real estate loans	2,364,011	4,851,306	2,184,951	87,172	9,487,440
C&I	799,962	189,049	82,700	1	1,071,712
Other loans	4,896	976	224	1,583	7,679
Total	$3,168,869	$5,041,331	$2,267,875	$88,756	$10,566,831

The following table presents our loans held for investment with maturity or next repricing due after December 31, 2023:

	Due after December 31, 2023
	Fixed	Adjustable	Total

(In thousands)
One-to-four family residential and cooperative/condominium apartment	$142,934	$515,689	$658,623
Multifamily residential and residential mixed-use	952,391	2,409,602	3,361,993
CRE	1,443,193	1,655,940	3,099,133
ADC	-	3,680	3,680
Total real estate loans	2,538,518	4,584,911	7,123,429
C&I	206,802	64,948	271,750
Other loans	2,533	250	2,783
Total	$2,747,853	$4,650,109	$7,397,962

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

Non-accrual Loans

Within our held-for-investment loan portfolio, non-accrual loans totaled $34.2 million at December 31, 2022 and $40.3 million at December 31, 2021.

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

We modified twelve loans in a manner that met the criteria for a TDR during the year ended December 31, 2022. We  modified four loans in a manner that met the criteria for a TDR during the year ended December 31, 2021.

Accrual status for TDRs is determined separately for each TDR in accordance with our policies for determining accrual or non-accrual status.  At the time an agreement is entered into between the Bank and the borrower that results in our determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months. Conversely, if at the time of restructuring the loan is performing (and accruing) it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under our policy and agency regulations. Within the allowance for credit losses, losses are estimated for TDRs on accrual status as well as TDRs on non-accrual status that are one-to-four family loans or consumer loans, on a pooled basis with loans that share similar risk characteristics. TDRs on non-accrual status excluding one-to-four family and consumer loans are individually evaluated to determine expected credit losses. For collateral-dependent TDRs where we have determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and we expect repayment of the loan to be provided substantially through the operation or sale of the collateral, the allowance for credit losses (“ACL”) is measured based on the difference between the fair value of collateral, less the estimated costs to sell, and the amortized cost basis of the loan as of the measurement date. For non-collateral-dependent loans, the ACL is measured based on the difference between the present value of expected cash flows and the amortized cost basis of the loan as of the measurement date.

Please refer to Note 5 to our condensed consolidated financial statements for a further discussion of TDRs.

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

There was no carrying value of OREO properties on our consolidated balance sheets at December 31, 2022 or December 31, 2021. We did not recognize any provisions for losses on OREO properties during the years ended December 31, 2022, 2021 or 2020.

Past Due Loans

Loans Delinquent 30 to 59 Days

At December 31, 2022, we had loans totaling $23.5 million that were past due between 30 and 59 days. At December 31, 2021, we had loans totaling $61.2 million that were past due between 30 and 59 days. The 30 to 59-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At December 31, 2022, we had loans totaling $0.7 million that were past due between 60 and 89 days. At December 31, 2021, we had loans totaling $12.1 million that were past due between 60 and 89 days. The 60 to 89-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

At December 31, 2022, there were no accruing loans 90 days or more past due. At December 31, 2021, we had nine loans with an aggregate outstanding balance of $3.0 million, all of which were 90 days or more past due. These loans were either well secured, awaiting a forbearance extension or formal payment deferral, or will likely be forgiven through the PPP or repurchased by the SBA, and, therefore, remained on accrual status and were deemed performing assets.

Reserve for Loan Commitments

We maintain a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $2.8 million at December 31, 2022 and $4.4 million at December 31, 2021. This reserve is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this reserve are recognized in provision for credit losses.

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

A provision of $5.4 million and $6.2 million were recorded during the twelve-month periods ended December 31, 2022 and 2021, respectively. The $5.4 million provision for credit losses recognized in 2022 was associated with growth in the loan portfolio and a deterioration of forecased economic conditions, offset by a reduction in reserves on individually analyzed loans and unfunded commitments. The $6.2 million provision for credit losses recognized in 2021 included a provision recorded on acquired non-PCD loans for the Day 2 accounting of acquired loans from the Merger offset by improvements in forecasted macroeconomic conditions, and release of reserves on individually analyzed loans.

For further discussion of the allowance for credit losses and related activity during the years ended December 31, 2022, 2021 and 2020, please see Note 5 to the consolidated financial statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of each to total loans at the dates indicated.

	December 31, 2022		December 31, 2021		December 31, 2020
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in Each		in Each		in Each
		Category		Category		Category
	Allocated	to Total	Allocated	to Total	Allocated	to Total
	Amount	Loans	Amount	Loans	Amount	Loans

(Dollars in thousands)
One-to-four family residential and cooperative/condominium apartment	$5,969	7.32%	$5,932	7.24%	$644	3.29%
Multifamily residential and residential mixed-use	8,360	38.11	7,816	36.31	17,016	49.07
CRE	27,329	42.19	29,166	42.68	9,059	33.41
Acquisition, development, and construction	1,723	2.17	4,857	3.49	1,993	2.78
C&I	39,853	10.14	35,331	10.10	12,737	11.41
Other loans	273	0.07	751	0.18	12	0.04
Total	$83,507	100.00%	$83,853	100.00%	$41,461	100.00%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	2022	2021	2020

	(Dollars in thousands)
Total loans outstanding at end of period (1)	$10,566,831	$9,244,661	$5,622,044
Average total loans outstanding during the period(2)	9,747,887	9,484,205	5,452,164
Allowance for credit losses balance at end of period	83,507	83,853	41,461
Allowance for credit losses to total loans at end of period	0.79%	0.91%	0.74%
Non-performing loans to total loans at end of period	0.32	0.44	0.37
Allowance for credit losses to total non-performing loans at end of period	243.91	208.04	231.26

Ratio of net charge-offs to average loans outstanding during the period:
One-to-four family residential and cooperative/condominium apartment	—%	(0.01)%	0.01%
Multifamily residential and residential mixed-use	—	0.01	0.10
CRE	—	0.09	—
Acquisition, development, and construction	—	—	—
C&I	0.77	0.33	1.95
Other loans	0.42	3.89	0.44
Total	0.07	0.10	0.24
(1)	Total loans represent gross loans (excluding loans held for sale), inclusive of deferred fees/costs and premiums/discounts.
(2)	Total average loans represent gross loans (including loans held for sale), inclusive of deferred loan fees/costs and premiums/discounts.

Investment Activities

Securities available-for-sale

Our consolidated investment in securities available-for-sale totaled $950.6 million at December 31, 2022. The average duration of these securities was 3.5 years as of December 31, 2022.

The following table presents the amortized cost, fair value and weighted average yield of our securities available-for-sale at December 31, 2022, categorized by remaining period to contractual maturity:

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

	(Dollars in Thousands)
Due within 1 year	$6,355	$6,253	1.10%
Due after 1 year but within 5 years	352,610	326,218	1.06
Due after 5 years but within 10 years	319,984	289,401	3.14
Due after ten years	392,909	328,715	1.48
Total	$1,071,858	$950,587	1.83%

The entire carrying amount of each security at December 31, 2022 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. The weighted average duration of our securities available-for-sale approximated 3.5 years as of December 31, 2022 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their weighted average maturity.

The following table presents the weighted average contractual maturity of our securities available-for-sale:

December 31,
2022
Weighted average contractual maturity (years) - Available-for-sale:
Treasury securities	2.33
Corporate securities	7.88
Pass-through MBS issued by GSEs and agency CMOs	17.35
State and municipal obligations	4.21

Securities held-to-maturity

Our investment in securities held-to-maturity totaled $585.8 million at December 31, 2022. The average duration of these securities was 6.1 years as of December 31, 2022.

The following table presents the amortized cost, fair value and weighted average yield of our securities held-to-maturity at December 31, 2022, categorized by remaining period to contractual maturity:

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

	(Dollars in Thousands)
Due within 1 year	$—	$—	—%
Due after 1 year but within 5 years	12,432	11,523	2.41
Due after 5 years but within 10 years	166,697	142,785	2.42
Due after ten years	406,669	351,451	2.60
Total	$585,798	$505,759	2.54%

The entire carrying amount of each security at December 31, 2022 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. The weighted average duration of our securities held-to-maturity approximated 6.1 years as of December 31, 2022 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their weighted average maturity.

The following table presents the weighted average contractual maturity of our securities held-to-maturity:

December 31,
2022
Weighted average contractual maturity (years) - Held-to-maturity:
Agency notes	7.26
Corporate securities	9.59
Pass-through MBS issued by GSEs and agency CMOs	22.16

Sources of Funds

Deposits

The following table presents our deposit accounts and the related weighted average interest rates at the dates indicated:

	December 31, 2022			December 31, 2021			December 31, 2020
		Percent			Percent			Percent
		of	Weighted		Of	Weighted		Of	Weighted
		Total	Average		Total	Average		Total	Average
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate

	(Dollars in Thousands)
Savings accounts	$2,260,101	22.0%	2.24%	$1,158,040	11.1%	0.03%	$414,809	9.2%	0.12%
CDs	1,115,364	10.9	2.25	853,242	8.2	0.58	1,322,638	29.2	0.84
Money market accounts	2,532,270	24.7	1.50	3,621,552	34.6	0.07	1,716,624	37.9	0.24
Interest-bearing checking accounts	827,454	8.1	1.01	905,717	8.7	0.18	290,300	6.4	0.10
Non-interest-bearing checking accounts	3,519,218	34.3	—	3,920,423	37.5	—	780,751	17.3	—
Totals	$10,254,407	100.00%	1.19%	$10,458,974	100.00%	0.09%	$4,525,122	100.00%	0.36%

The weighted average maturity of our CDs at December 31, 2022 was 7.6 months, compared to 7.7 months at December 31, 2021.

As of December 31, 2022 and 2021, the portion of deposit accounts in excess of the $250,000 FDIC insurance limit was $5.73 billion and $5.83 billion, respectively.

The following table sets forth the amount of time deposits in uninsured accounts by maturity, all of which are CDs:

(In thousands)	December 31, 2022
Maturity Period
Three months or less	$132,925
Over three through six months	241,143
Over six through twelve months	125,971
Over twelve months	41,901
Total	$541,940

As of December 31, 2022, the portion of uninsured time deposits in excess of the $250,000 FDIC insurance limit was $420.4 million.

Our Board of Directors authorized the Bank to accept brokered deposits up to an aggregate limit of 10.0% of total assets.  At December 31, 2022, brokered deposits totaled $538.9 million, which included purchased CDs from the CDARS program, purchased MMAs from the ICS program and purchased CDs through a broker. At December 31, 2021, brokered deposits totaled $200.0 million, which included purchased MMAs from the ICS program. At December 31, 2020, brokered deposits totaled $343.0 million, which included purchased CDs from the CDARS program, purchased MMAs from the ICS program and purchased CDs through a broker.

Borrowings

The Bank’s total borrowing line with FHLBNY equaled $4.13 billion at December 31, 2022. The Bank had $1.13 billion of FHLBNY advances outstanding at December 31, 2022, and $25.0 million at December 31, 2021. The Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such advances.

The Company had $1.4 million outstanding of securities sold under agreements to repurchase (“repurchase agreements”) at December 31, 2022.  The Company had $1.9 million outstanding of securities sold under agreements to repurchase at December 31, 2021.

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

The Bank utilizes repurchase agreements as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities. As of December 31, 2022, the Bank’s repurchase agreements totaled $1.4 million, included in other short-term borrowings on the consolidated balance sheets.

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

Total deposits decreased $204.6 million during the year ended December 31, 2022 compared to an increase of $5.93 billion during the year ended December 31, 2021. The increase in total deposits during the 2021 period was primarily due to the acquisition of deposits in the Merger. Within deposits, core deposits (i.e., non-CDs) decreased $466.7 million during the year ended December 31, 2022 and increased $6.40 billion during the year ended December 31. 2021. CDs increased $262.1 million during the year ended December 31, 2022 compared to a decrease of $469.4 million during the year ended December 31, 2021. The increase in CDs during the current period was primarily due to a $294.1 million increase in brokered CDs.

The Bank increased its outstanding FHLBNY advances by $1.11 billion during the year ended December 31, 2022, compared to a $1.18 billion decrease during the year ended December 31, 2021. See Note 13. “Federal Home Loan Bank Advances” to our consolidated financial statements for further information.

Subordinated debentures totaled $200.3 million at December 31, 2022 and $197.1 million at December 31, 2021. See Note 14. “Subordinated Debentures” to our consolidated financial statements for further information.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY or borrowing capacity through AFX and lines of credit with unaffiliated correspondent banks. At December 31, 2022, the Bank had an additional unused borrowing capacity of $1.57 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

During the year ended December 31, 2022 and 2021, real estate loan originations totaled $2.67 billion and $1.67 billion, respectively. During the year ended December 31, 2022 and 2021, C&I loan originations totaled $160.1 million and $647.6 million, respectively. Included in the 2021 period was PPP loan originations of $579.9 million. The PPP program ended on May 31, 2021.

The Bank did not have proceeds from sales of securities available-for-sale during the year ended December 31, 2022. Proceeds from sales of available-for-sale securities totaled $138.1 million during the year ended December 31, 2021. Purchases of available-for-sale securities totaled $39.2 million and $1.10 billion during the years ended December 31, 2022 and 2021, respectively. Proceeds from pay downs and calls and maturities of available-for-sale securities were $165.1 million and $411.0 million for the years ended December 31, 2022 and 2021, respectively.

The Bank did not have proceeds from sales of held-to-maturity securities during the years ended December 31, 2022 and 2021. Purchases of held-to-maturity securities totaled $63.2 million and $40.2 million during the year ended December 31, 2022 and 2021, respectively. Proceeds from pay downs and calls and maturities of held-to-maturity securities were $31.7 million and $1.4 million for the year ended December 31, 2022 and 2021, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At December 31, 2022, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well capitalized" for all regulatory purposes.

The Holding Company repurchased 1,431,241 shares of its common stock during the year ended December 31, 2022. The Holding Company repurchased 1,755,061 shares of its common stock during the year ended December 31, 2021. As of December 31, 2022, up to 1,603,760 shares remained available for purchase under the authorized share repurchase programs. See "Part II - Item 5. Issuer Purchases of Equity Securities" for additional information about repurchases of common stock.

The Holding Company paid $7.3 million in cash dividends on its preferred stock during the years ended December 31, 2022 and 2021, respectively.

The Holding Company paid $36.8 million and $39.4 million in cash dividends on its common stock during the years ended December 31, 2022 and 2021, respectively.

Contractual Obligations

The Bank generally has outstanding at any time borrowings in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of December 31, 2022, the Bank had $271.6 million of firm loan commitments that were accepted by the borrowers.

Additionally, in connection with a loan securitization transaction that was completed in 2017, the Bank executed a reimbursement agreement with FHLMC that obligates the Company to reimburse FHLMC for any contractual principal and interest payments on defaulted loans, not to exceed 10% of the original principal amount of the loans comprising the aggregate balance of the loan pool at securitization. The maximum exposure under this reimbursement obligation is $28.0 million. The Bank has pledged $28.0 million of pass-through MBS issued by GSEs as collateral.

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General

The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the year ended December 31, 2022, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

At December 31, 2022, $1.31 billion, or 85.2%, of our available-for-sale and held-to-maturity securities had fixed interest rates. At December 31, 2022, $7.70 billion, or 72.9%, of our loan portfolio had adjustable or floating interest rates. Changes in interest rates affect the value of  interest-earning assets and, in particular, the securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest-earning assets, which could adversely affect stockholders’ equity and the results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated and the average life of loans and securities, which can impact the yields earned on loans and securities. In periods of decreasing interest rates, the average life of loans and securities held may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, the Company is subject to reinvestment risk to the extent that management is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and, therefore, an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans. In addition, increases in interest rates may result in the extensions of the average life of securities which may result in lower cash flows to the Bank.

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

The analysis that follows presents, as of December 31, 2022 and 2021, the estimated EVE at both the Pre-Shock Scenario and the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios.

	December 31, 2022			December 31, 2021
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$1,717,562	$78,373	4.8%	$1,413,179	$194,959	16.0%
+ 100 Basis Points	1,703,131	63,942	3.9%	1,334,981	116,761	9.6%
Pre-Shock Scenario	1,639,189	—	—	1,218,220	—	—

The Company’s Pre-Shock Scenario EVE increased from $1.22 billion at December 31, 2021 to $1.64 billion at December 31, 2022. The primary factor contributing to the increase in EVE at December 31, 2022, was the increase in value of the Bank’s low-cost deposit base relative to the current rate environment.  Throughout 2022, market interest rates utilized in the calculation of economic value increased materially across all yield curve points. However, the Bank continued to maintain a relatively low-cost funding base during this time even as market rates have risen measurably, resulting in additional economic value.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios increased from $1.33 billion and $1.41 billion, respectively, at December 31, 2021, to $1.70 billion and $1.72 billion, respectively, at December 31, 2022.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates over a 12-month period beginning December 31, 2022, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	(1.9)%	1.4%
+ 100 Basis Points	(0.9)%	1.2%
- 100 Basis Points	0.0%	(3.4)%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates.  The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios:

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	(2.2)%	3.4%
+ 100 Basis Points	(0.9)%	2.3%
- 100 Basis Points	(1.2)%	(4.9)%

Item 8. Financial Statements and Supplementary Data

For the Company’s consolidated financial statements with the notes thereto, see pages hereafter.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share amounts)

	December 31,
	2022	2021
Assets:
Cash and due from banks	$169,297	$393,722
Securities available-for-sale, at fair value	950,587	1,563,711
Securities held-to-maturity	585,798	179,309
Loans held for sale	—	5,493
Loans held for investment, net of fees and costs	10,566,831	9,244,661
Allowance for credit losses	(83,507)	(83,853)
Total loans held for investment, net	10,483,324	9,160,808
Premises and fixed assets, net	46,749	50,368
Premises held for sale	—	556
Restricted stock	88,745	37,732
Bank Owned Life Insurance ("BOLI")	333,292	295,789
Goodwill	155,797	155,797
Other intangible assets	6,484	8,362
Operating lease assets	57,857	64,258
Derivative assets	154,485	45,086
Accrued interest receivable	48,561	40,149
Other assets	108,945	65,224
Total assets	$13,189,921	$12,066,364

Liabilities:
Interest-bearing deposits	$6,735,189	$6,538,551
Non-interest-bearing deposits	3,519,218	3,920,423
Total deposits	10,254,407	10,458,974
Federal Home Loan Bank of New York ("FHLBNY") advances	1,131,000	25,000
Other short-term borrowings	1,360	1,862
Subordinated debt, net	200,283	197,096
Derivative cash collateral	153,040	4,550
Operating lease liabilities	60,340	66,103
Derivative liabilities	137,335	40,728
Other liabilities	82,573	79,431
Total liabilities	12,020,338	10,873,744

Commitments and contingencies

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at December 31, 2022 and December 31, 2021)	116,569	116,569
Common stock ($0.01 par, 80,000,000 shares authorized, 41,621,772 shares and 41,610,939 shares issued at December 31, 2022 and December 31, 2021, respectively, and 38,573,000 shares and 39,877,833 shares outstanding at December 31, 2022 and December 31, 2021, respectively)	416	416
Additional paid-in capital	495,410	494,125
Retained earnings	762,762	654,726
Accumulated other comprehensive loss, net of deferred taxes	(94,379)	(6,181)
Unearned equity awards	(8,078)	(7,842)
Treasury stock, at cost (3,048,772 shares and 1,733,106 shares at December 31, 2022 and December 31, 2021, respectively)	(103,117)	(59,193)
Total stockholders' equity	1,169,583	1,192,620
Total liabilities and stockholders' equity	$13,189,921	$12,066,364

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Interest income:
Loans	$406,601	$359,016	$216,566
Securities	29,224	22,634	14,159
Other short-term investments	3,400	2,976	3,282
Total interest income	439,225	384,626	234,007
Interest expense:
Deposits and escrow	38,433	16,527	33,038
Borrowed funds	19,117	10,490	23,265
Derivative cash collateral	1,812	—	—
Total interest expense	59,362	27,017	56,303
Net interest income	379,863	357,609	177,704
Provision for credit losses	5,374	6,212	26,165
Net interest income after provision for credit losses	374,489	351,397	151,539

Non-interest income:
Service charges and other fees	16,206	15,998	5,571
Title fees	2,031	2,338	—
Loan level derivative income	3,637	2,909	8,872
BOLI income	10,346	7,071	4,859
Gain on sale of Small Business Administration ("SBA") loans	1,797	23,033	1,118
Gain on sale of residential loans	448	1,758	1,884
Net gain on equity securities	—	131	361
Net gain on sale of securities and other assets	1,397	1,705	4,592
Loss on termination of derivatives	—	(16,505)	(6,596)
Other	2,294	3,630	612
Total non-interest income	38,156	42,068	21,273
Non-interest expense:
Salaries and employee benefits	120,108	108,331	60,756
Severance	2,198	1,875	4,000
Occupancy and equipment	30,220	30,697	16,177
Data processing costs	15,175	16,638	8,329
Marketing	5,900	4,661	1,458
Professional services	8,069	9,284	3,394
Federal deposit insurance premiums	3,900	4,077	2,257
Loss from extinguishment of debt for FHLB advances and subordinated debt	740	1,751	1,104
Curtailment loss (gain)	—	1,543	(1,651)
Merger expenses and transaction costs	—	44,824	15,256
Branch restructuring costs	—	5,059	—
Amortization of other intangible assets	1,878	2,622	—
Other	12,542	13,937	6,748
Total non-interest expense	200,730	245,299	117,828
Income before income taxes	211,915	148,166	54,984
Income tax expense	59,359	44,170	12,666
Net income	152,556	103,996	42,318
Preferred stock dividends	7,286	7,286	4,783
Net income available to common stockholders	$145,270	$96,710	$37,535
Earnings per common share:
Basic	$3.73	$2.45	$1.74
Diluted	$3.73	$2.45	$1.74

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net income	$152,556	$103,996	$42,318
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities:
Change in net unrealized gain (loss) during the period	(138,630)	(28,865)	16,432
Reclassification adjustment for net gains included in net gain on sale of securities and other assets	—	(1,207)	(4,592)
Accretion of net unrealized loss on securities transferred to held-to-maturity	2,953	—	—
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(3,715)	(1,092)	(1,272)
Reclassification adjustment for curtailment loss	—	1,543	(1,651)
Change in the net actuarial gain	(2,062)	6,563	2,817
Change in unrealized gain (loss) on derivatives:
Change in net unrealized gain (loss) during the period	14,412	5,277	(24,449)
Reclassification adjustment for loss included in loss on termination of derivatives	—	16,505	6,596
Reclassification adjustment for expense included in interest expense	(1,621)	940	6,127
Other comprehensive (loss) income before income taxes	(128,663)	(336)	8
Deferred tax benefit	(40,465)	(79)	(8)
Total other comprehensive (loss) income, net of tax	(88,198)	(257)	16
Total comprehensive income	$64,358	$103,739	$42,334

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

						Accumulated		Common Stock
						Other		Held by
						Comprehensive		Benefit
	Number of			Additional		Loss,	Unearned	Maintenance	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Plan	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	("BMP")	at cost	Equity
Beginning balance as of January 1, 2020	22,780,208	$—	$348	$279,511	$581,817	$(5,940)	$(6,731)	$(1,496)	$(250,751)	$596,758

Net income	—	—	—	—	42,318	—	—	—	—	42,318
Other comprehensive income, net of tax	—	—	—	—	—	16	—	—	—	16
Exercise of stock options, net	1,972	—	—	38	—	—	—	—	—	38
Release of shares, net of forfeitures	52,894	—	—	(1,254)	—	—	(492)	—	1,830	84
Stock-based compensation	—	—	—	—	—	—	7,223	—	—	7,223
Proceeds from preferred stock issuance, net	—	116,569	—	—	—	—	—	—	—	116,569
Shares received related to tax withholding	(125,061)	—	—	—	—	—	—	—	(3,060)	(3,060)
Cash dividends declared and paid to preferred stockholders	—	—	—	—	(4,783)	—	—	—	—	(4,783)
Cash dividends declared and paid to common stockholders	—	—	—	—	(18,711)	—	—	—	—	(18,711)
Purchase of treasury stock	(1,477,029)	—	—	—	—	—	—	—	(35,356)	(35,356)
Ending balance as of December 31, 2020	21,232,984	116,569	348	278,295	600,641	(5,924)	—	(1,496)	(287,337)	701,096

Cumulative change in accounting principle (Note 1)	—	—	—	—	1,686	—	—	—	—	1,686
Adjusted balance on January 1, 2021	21,232,984	116,569	348	278,295	602,327	(5,924)	—	(1,496)	(287,337)	702,782

Net income	—	—	—	—	103,996	—	—	—	—	103,996
Other comprehensive loss, net of tax	—	—	—	—	—	(257)	—	—	—	(257)
Reverse merger with Bridge Bancorp Inc.	19,992,284	—	65	206,641	—	—	(2,603)	—	287,107	491,210
Exercise of stock options, net	20,629	—	—	258	—	—	—	—	173	431
Release of shares, net of forfeitures	431,440	—	3	10,411	—	—	(10,646)	—	1,385	1,153
Stock-based compensation	—	—	—	—	—	—	5,407	—	—	5,407
Shares received to satisfy distribution of retirement benefits	(41,101)	—	—	(1,359)	—	—	—	1,496	(1,130)	(993)
Shares received related to tax withholding	(3,342)	—	—	—	—	—	—	—	(111)	(111)
Cash dividends declared to preferred stockholders	—	—	—	—	(7,286)	—	—	—	—	(7,286)
Cash dividends declared to common stockholders	—	—	—	—	(44,311)	—	—	—	—	(44,311)
Redemption of real estate investment trust ("REIT") preferred stock	—	—	—	(121)	—	—	—	—	—	(121)
Purchase of treasury stock	(1,755,061)	—	—	—	—	—	—	—	(59,280)	(59,280)
Ending balance as of December 31, 2021	39,877,833	116,569	416	494,125	654,726	(6,181)	(7,842)	—	(59,193)	1,192,620

Net income	—	—	—	—	152,556	—	—	—	—	152,556
Other comprehensive loss, net of tax	—	—	—	—	—	(88,198)	—	—	—	(88,198)
Release of shares, net of forfeitures	171,838	—	—	1,287	—	—	(4,514)	—	4,394	1,167
Stock-based compensation	—	—	—	—	—	—	4,278	—	—	4,278
Shares received related to tax withholding	(45,430)	—	—	(2)	—	—	—	—	(1,556)	(1,558)
Cash dividends declared to preferred stockholders	—	—	—	—	(7,286)	—	—	—	—	(7,286)
Cash dividends declared to common stockholders	—	—	—	—	(37,234)	—	—	—	—	(37,234)
Purchase of treasury stock	(1,431,241)	—	—	—	—	—	—	—	(46,762)	(46,762)
Ending balance as of December 31, 2022	38,573,000	$116,569	$416	$495,410	$762,762	$(94,379)	$(8,078)	$—	$(103,117)	$1,169,583

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$152,556	$103,996	$42,318
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sales of securities available-for-sale and other assets	(1,397)	(1,705)	(4,592)
Net gain on equity securities	—	(131)	(361)
Net gain on sale of loans held for sale	(2,245)	(24,791)	(3,002)
Loss on termination of derivatives	—	16,505	6,596
Net depreciation, amortization and accretion	8,314	7,805	5,069
Amortization of other intangible assets	1,878	2,622	—
Loss on extinguishment of debt	740	1,751	1,104
Stock-based compensation	4,278	5,407	7,223
Provision for credit losses	5,374	6,212	26,165
Originations of loans held for sale	(20,709)	(48,610)	(50,359)
Proceeds from sale of loans originated for sale	46,474	77,184	62,383
Increase in cash surrender value of BOLI	(8,190)	(6,721)	(3,725)
Gain from death benefits from BOLI	(2,156)	(350)	(1,134)
(Increase) decrease in other assets	(35,170)	125,486	(16,175)
Increase (decrease) in other liabilities	145,425	(118,333)	(11,578)
Net cash provided by operating activities	295,172	146,327	59,932
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	—	138,077	94,252
Proceeds from sales of marketable equity securities	—	6,101	546
Purchases of securities available-for-sale	(39,232)	(1,095,028)	(219,621)
Purchases of securities held-to-maturity	(63,210)	(40,249)	—
Acquisition of marketable equity securities	—	—	(261)
Proceeds from calls and principal repayments of securities available-for-sale	165,097	411,031	153,119
Proceeds from calls and principal repayments of securities held-to-maturity	31,736	1,360	—
Purchase of BOLI	(30,000)	(40,000)	(40,000)
Proceeds received from cash surrender value of BOLI	2,843	1,464	3,020
Loans purchased	—	(9,855)	(29,892)
Proceeds from the sale of portfolio loans transferred to held for sale	13,201	684,898	47,830
Net (increase) decrease in loans	(1,359,782)	282,683	(327,736)
(Purchases) sales of fixed assets, net	(3,745)	14	(954)
Proceeds from the sale of fixed assets and premises held for sale	1,914	—	—
(Purchases) redemptions of restricted stock, net	(51,013)	46,337	(4,688)
Net cash received in business combination	—	715,988	—
Net cash (used in) provided by investing activities	(1,332,191)	1,102,821	(324,385)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in deposits	(204,233)	518,682	176,027
Proceeds (repayments) from FHLBNY advances, short-term, net	1,070,000	(1,228,865)	127,500
Repayments of FHLBNY advances, long-term	—	(190,150)	(113,190)
Proceeds from FHLBNY advances, long-term	36,000	25,000	97,450
(Repayments) proceeds of other short-term borrowings, net	(502)	(118,138)	10,000
Proceeds from subordinated debentures issuance, net	157,559	—	—
Redemption of subordinated debentures	(155,000)	—	—
Proceeds from preferred stock issuance, net	—	—	116,569
Proceeds from exercise of stock options	—	431	38
Release of stock for benefit plan awards	1,167	1,153	84
Payments related to tax withholding for equity awards	(1,558)	(111)	(3,060)
BMP Employee Stock Ownership Plan shares received to satisfy distribution of retirement benefits	—	(993)	—
Purchase of treasury stock	(46,762)	(59,280)	(35,356)
Redemption of REIT preferred stock	—	(121)	—
Cash dividends paid to preferred stockholders	(7,286)	(7,286)	(4,783)
Cash dividends paid to common stockholders	(36,791)	(39,351)	(18,711)
Net cash provided by (used in) financing activities	812,594	(1,099,029)	352,568
(Decrease) increase in cash and cash equivalents	(224,425)	150,119	88,115
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	393,722	243,603	155,488
CASH AND CASH EQUIVALENTS, END OF PERIOD	$169,297	393,722	243,603

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$43,518	34,771	15,755
Cash paid for interest	54,910	28,460	59,138
Securities available-for-sale transferred to held-to-maturity	372,154	140,399	—
Loans transferred to held for sale	34,997	692,751	62,243
Loans transferred to held for investment	4,051	—	—
Premises transferred to (from) held for sale	—	2,799	(514)
Operating lease assets in exchange for operating lease liabilities	5,098	9,769	1,524
Cumulative change due to Current Expected Credit Loss ("CECL") Standard adoption	—	1,686	—
Net non-cash liabilities assumed in Merger (See Note 2)	—	324,937	—

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

The Company’s results of operations for 2021 include the results of operations of Bridge on and after the Merger Date. Results for periods before the Merger Date reflect only those of Legacy Dime and do not include the results of operations of Bridge. The number of shares issued and outstanding, earnings per share, additional paid-in capital, dividends paid and all references to share quantities of the Company have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of Legacy Dime common stock in the Merger. The assets and liabilities of Bridge as of the Merger Date were recorded at their estimated fair values and added to those of Legacy Dime. See Note 2. Merger for further information.

As of December 31, 2022, we operated 59 branch locations throughout Long Island and New York City boroughs of Brooklyn, Queens, Manhattan and the Bronx.

The Company is a bank holding company engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank. The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations include Dime Community Inc., a real estate investment trust subsidiary which was formerly known as Bridgehampton Community, Inc., as an operating subsidiary. Our bank operations also include Dime Abstract LLC (“Dime Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. In September 2021, the Company dissolved two REITs, DSBW Preferred Funding Corporation and DSBW Residential Preferred Funding Corporation, which were wholly-owned subsidiaries of the Bank,  and the preferred shares outstanding were redeemed by its shareholders.

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

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020. The CARES Act was intended to provide relief and lessen a severe economic downturn. The stimulus package included direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also included extensive emergency funding for hospitals and healthcare providers. Subsequently, the 2021 Consolidated Appropriations Act was enacted to provide supplemental relief.

It is possible that there will be continued material, adverse impacts to significant estimates, asset valuations, and business operations,  including intangible assets, investments, loans, deferred tax assets, derivative counterparty risk, changes in consumer behavior, and supply chain interruptions.

Summary of Significant Accounting Policies

Cash and Cash Equivalents - Cash and cash equivalents include cash and deposits with other financial institutions with maturities fewer than 90 days. Net cash flows are reported for customer loan and deposit transactions, and interest bearing deposits in other financial institutions.

Securities - Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting in observable price changes in orderly transactions for the identical or a similar investment.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in accrued interest receivable in the consolidated balance sheet. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There were no non-accrual debt securities at December 31, 2022 and 2021, and there was no accrued interest related to debt securities reversed against interest income for the year ended December 31, 2022 and 2021. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Loans Held for Sale - Loans originated and intended for sale in the secondary market, as well as identified problem loans which are subject to an executed note sale agreement, are carried at the lower of aggregate cost or net realizable proceeds. Loans originated and intended for sale are generally sold with servicing rights retained. Certain loans in which the borrower does not adhere to all of the terms and conditions of the legal contract were best resolved through the sale of the asset rather than through litigation through our workout department. These loans were reclassified.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of partial charge-offs, deferred origination costs and fees and purchase premiums and discounts. Loan origination, commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as adjustments to yield. When a loan prepays, the remaining unamortized net deferred origination fees or costs are recognized in the current year. Interest on loans is credited to income based on the principal outstanding during the period. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance in accrued interest receivable on the consolidated balance sheet. Past due status is based on the contractual terms of the loan. Loans that are 90 days past due are automatically placed on non-accrual and previously accrued interest is reversed and charged against interest income. However, if the loan is in the process of collection and the Bank has reasonable assurance that the loan will be fully collectable based upon an individual loan evaluation assessing such factors as collateral and collectability, accrued interest will be recognized as earned. If a payment is received when a loan is non-accrual or is a troubled debt restructuring (“TDR”), the payment is applied to the principal balance. A TDR loan performing in accordance with its modified terms is maintained on accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Unless otherwise noted, the above policy is applied consistently to all loan segments.

Allowance for Credit Losses - On January 1, 2021, the Company adopted the CECL Standard, which requires that the measurement of all expected credit losses for financial assets at amortized cost, such as loans receivable, securities, and off-balance sheet credit exposures, held as of the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts to cover lifetime expected credit losses. Accrued interest receivable is excluded from amortized cost basis. The allowance for credit losses is established and maintained through a provision for credit losses based on expected losses inherent within the financial asset holdings. Management evaluates the adequacy of the allowance on a quarterly basis, and additions to the allowance are charged to expense and realized losses, net of recoveries, are charged against the allowance.

Allowance for credit losses on held-to-maturity securities – Management classifies its held-to-maturity portfolio into the following major security types: Pass-through MBS issued by GSEs, Agency Collateralized Mortgage Obligations, Agency Notes and Corporate Securities. The majority of the securities in the held-to-maturity portfolio are issued by U.S. government-sponsored entities or agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. To the extent that debt securities in the held-to-maturity portfolio share common risk characteristics, expected credit losses are calculated by pools of such debt securities. The historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lifetime of the securities.

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

Allowance for credit losses on available-for-sale securities - Management evaluates available-for-sale debt securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. For securities in an unrealized loss position, management considers the extent of the unrealized loss, and the near-term prospects of the issuer. Impairment may result from credit deterioration of the issuer or collateral underlying the security. In performing an assessment of whether any decline in fair value is due to a credit loss, all relevant information is considered at the individual security level. For asset-backed securities performance indicators considered related to the underlying assets include default rates, delinquency rates, percentage of non-performing assets, debt-to-collateral ratios, third party guarantees, current levels of subordination, vintage, geographic concentration, analyst reports and forecasts, credit ratings and other market data. In assessing whether a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are excluded from earnings and reported, net of tax, in other comprehensive income (“OCI”). Management also assesses whether it intends to sell or is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

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

Commercial, Industrial and Agricultural Loans - Loans in this classification consist of lines of credit, revolving lines of credit, and term loans, generally to businesses or high net worth individuals. The owners of these businesses typically provide recourse such that they guarantee the debt. The lines of credit are generally secured by the assets of the business, though they may at times be issued on an unsecured basis. Generally speaking, they are subject to renewal on an annual basis based upon review of the borrower’s financial statements. Term loans are generally secured by either specific or general asset liens of the borrower’s business. These loans are granted based upon the strength of the cash generation ability of the borrower. Included in Commercial and Industrial (“C&I”) loans are also certain SBA loans in which the loan is secured by underlying assets of the business (excludes SBA Paycheck Protection Program (“PPP”) loans from allowance for credit losses as these loans carry a 100% guarantee from the SBA). The Bank may sell a portion of the loan, guaranteed by the SBA, to a third-party investor. The credit quality of this portfolio is largely dependent on economic factors, such as unemployment rates.

Other Loans – Loans in this classification consist of installment and consumer loans. Repayment is dependent on the credit quality of the individual borrower. The credit quality of this portfolio is largely dependent on economic factors, such as unemployment rates.

Troubled debt restructurings (“TDRs”) – As allowed by ASC 326, the Company elected to maintain pools of loans accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether modifications to individual acquired financial assets accounted for in pools were TDRs as of the date of adoption. A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flows at the original interest rate of the loan.  The allowance for credit losses on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring.

Management estimates the allowance for credit losses on each loan pool using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historically observed credit loss experience of peer banks within our geography provide the basis for the estimation of expected credit losses on similar loan pools. Within the model, assumptions are made in the determination of probability of default, loss given default, reasonable and supportable economic forecasts, prepayment rate, curtailment rate, and recovery lag periods. Statistical regression is utilized to relate historical macro-economic variables to historical credit loss experience of the peer group. These models are then utilized to forecast future expected loan losses based on expected future behavior of the same macro-economic variables. Adjustments to the quantitative results are adjusted using qualitative factors. These factors include: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due loans; (6) the quality of our loan review system; (7) the value of underlying collateral for collateralized loans; (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Collectively evaluated loans and the associated allowance for credit losses totaled $10.52 billion and $57.1 million at December 31, 2022, respectively.

Individually evaluated loans – Loans that do not share risk characteristics are evaluated on an individual basis based on various factors, and are not included in the collective pool evaluation. Factors that may be considered are borrower delinquency trends and non-accrual status, probability of foreclosure or note sale, changes in the borrower’s circumstances or cash collections, borrower’s industry, or other facts and circumstances of the loan or collateral. For a loan that does not share risk characteristics with other loans, expected credit loss is measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, the Company recognizes expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs), except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated costs to sell the collateral if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.

Individually evaluated loans and the associated allowance for credit losses totaled $47.6 million and $26.4 million at December 31, 2022, respectively.

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

Derivatives – The Company may engage in two types of derivatives depending on the Company’s intentions and belief as to the likely effectiveness as a hedge. These two types are (1) a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”) or (2) an instrument with no hedging designation (“freestanding derivatives”). For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings as non-interest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking cash flow hedges to specific liabilities on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on an on-going basis, whether the derivative instruments that are used are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in cash flows of the hedged item, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a cash flow hedge is discontinued but the hedged cash flows are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transaction will affect earnings.

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. All the contracts to which the Company is a party settle monthly. In addition, the Company obtains collateral above certain thresholds of the fair value of its hedges from each counterparty based upon their credit standing and the Company has netting agreements with the dealers with which it does business.

Other Real Estate Owned (‘OREO”) - Properties acquired as a result of foreclosure on a real estate loan or a deed in lieu of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate collateralizing a one-to-four family residential loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through execution of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Declines in the recorded balance subsequent to acquisition by the Company are recorded through expense. Operating costs after acquisition are expensed.

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

Leases - On January 1, 2019, the Company adopted ASC 2016-02 "Leases (ASC Topic 842)" and subsequent amendments thereto, which requires the Company to recognize most leases on the balance sheet. The Company adopted the standard under a modified retrospective approach as of the date of adoption and elected to apply several of the available practical expedients, including:

●	Carryover of historical lease determination and lease classification conclusions
●	Carryover of historical initial direct cost balances for existing leases
●	Accounting for lease and non-lease components in contracts in which the Company is a lessee as a single lease component

Adoption of the leasing standard resulted in the recognition of operating right-of-use assets, and operating lease liabilities. These amounts were determined based on the present value of remaining minimum lease payments, discounted using the Company’s incremental borrowing rate as of the date of adoption. There was no material impact to the timing of expense or income recognition in the Company’s Consolidated Statements of Income. Disclosures about the Company’s leasing activities are presented in Note 8.

The Company made a policy election to exclude the recognition requirements of ASC 2016-02 on short-term leases with original terms of 12 months or less. Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion, and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. The Company does not lease properties from any related parties.

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

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been legally isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not satisfying the "more likely than not" test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to tax matters in income tax expense. The Company had no unrecognized tax positions at December 31, 2022 or 2021.

Employee Benefits – The Bank maintains two noncontributory pension plans that existed before the Merger: (i) the Retirement Plan of Dime Community Bank (“Employee Retirement Plan”) and (ii) the BNB Bank Pension Plan, covering all eligible employees. As the sponsor of a single employer defined benefit plan, the Company must do the following for the Employee Retirement Plan and BNB Bank Pension Plan: (1) recognize the funded status of the benefit plans in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit or cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation are adjusted as they are subsequently recognized as components of net periodic benefit cost; (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statements of financial condition (with limited exceptions); and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Dime Community Bank KSOP Plan (“Dime KSOP Plan”) and Outside Director Retirement Plan, were terminated by resolution of the Legacy Dime Board of Directors. The effective date of the Dime terminations was February 1, 2021, the Merger Date.

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

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges, and changes in the funded status of the pension plan, which are also recognized as separate components of equity. Comprehensive and accumulated comprehensive income are summarized in Note 3.

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

For the years ended December 31, 2022, 2021 and 2020, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

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

Other intangible assets consisted of core deposit intangibles and a non-compete agreement with estimated fair values at the Merger Date of $10.2 million and $780 thousand, respectively. Core deposit intangibles are being amortized over a life of 10 years on an accelerated basis. The non-compete agreement was amortized over a life of 13 months.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
	Securities	Defined		Other
	Available-	Benefit		Comprehensive
	for-Sale	Plans	Derivatives	Loss
Balance as of January 1, 2021	$12,694	$(6,086)	$(12,532)	$(5,924)
Other comprehensive (loss) income before reclassifications	(19,733)	5,520	14,883	670
Amounts reclassified from accumulated other comprehensive loss	(825)	(740)	638	(927)
Net other comprehensive (loss) income during the period	(20,558)	4,780	15,521	(257)
Balance as of December 31, 2021	$(7,864)	$(1,306)	$2,989	$(6,181)
Other comprehensive (loss) income before reclassifications	(95,030)	(1,413)	9,879	(86,564)
Amounts reclassified from accumulated other comprehensive loss	2,024	(2,547)	(1,111)	(1,634)
Net other comprehensive (loss) income during the period	(93,006)	(3,960)	8,768	(88,198)
Balance as of December 31, 2022	$(100,870)	$(5,266)	$11,757	$(94,379)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Change in unrealized gain (loss) on securities:
Change in net unrealized gain (loss) during the period	$(138,630)	$(28,865)	$16,432
Reclassification adjustment for net gains included in net gain on sale of securities and other assets	—	(1,207)	(4,592)
Accretion of net unrealized loss on securities transferred to held-to-maturity	2,953	—	—
Net change	(135,677)	(30,072)	11,840
Tax benefit	(42,671)	(9,514)	3,767
Net change in unrealized gain (loss) on securities, net of reclassification adjustments and tax	(93,006)	(20,558)	8,073
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(3,715)	(1,092)	(1,272)
Reclassification adjustment for curtailment loss	—	1,543	(1,651)
Change in the net actuarial gain	(2,062)	6,563	2,817
Net change	(5,777)	7,014	(106)
Tax expense	(1,817)	2,234	(44)
Net change in pension and other postretirement obligations	(3,960)	4,780	(62)
Change in unrealized gain (loss) on derivatives:
Change in net unrealized gain (loss) during the period	14,412	5,277	(24,449)
Reclassification adjustment for loss included in loss on termination of derivatives	—	16,505	6,596
Reclassification adjustment for expense included in interest expense	(1,621)	940	6,127
Net change	12,791	22,722	(11,726)
Tax expense	4,023	7,201	(3,731)
Net change in unrealized gain (loss) on derivatives, net of reclassification adjustments and tax	8,768	15,521	(7,995)
Other comprehensive (loss) income, net of tax	$(88,198)	$(257)	$16

4. SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Treasury securities	$246,899	$—	$(19,643)	$227,256
Corporate securities	183,791	57	(17,075)	166,773
Pass-through mortgage-backed securities ("MBS") issued by government sponsored entities ("GSEs")	272,774	—	(31,534)	241,240
Agency collateralized mortgage obligations ("CMOs")	331,394	2	(50,057)	281,339
State and municipal obligations	37,000	—	(3,021)	33,979
Total securities available-for-sale	$1,071,858	$59	$(121,330)	$950,587

	December 31, 2022
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,157	$—	$(14,095)	$75,062
Corporate securities	9,000	—	(553)	8,447
Pass-through MBS issued by GSEs	278,281	—	(40,960)	237,321
Agency CMOs	209,360	—	(24,431)	184,929
Total securities held-to-maturity	$585,798	$—	$(80,039)	$505,759

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$82,476	$—	$(2,222)	$80,254
Treasury securities	247,916	—	(3,147)	244,769
Corporate securities	148,430	4,354	(754)	152,030
Pass-through MBS issued by GSEs	528,749	4,271	(6,566)	526,454
Agency CMOs	527,348	2,705	(8,795)	521,258
State and municipal obligations	39,175	73	(302)	38,946
Total securities available-for-sale	$1,574,094	$11,403	$(21,786)	$1,563,711

	December 31, 2021
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Pass-through MBS issued by GSEs	$118,382	$59	$(1,141)	$117,300
Agency CMOs	60,927	—	(873)	60,054
Total securities held-to-maturity	$179,309	$59	$(2,014)	$177,354

The Company reassessed classification of certain investments and transferred securities with a book value of $372.2 million from available-for-sale to securities held-to-maturity during the year ended December 31, 2022. The related unrealized losses of $27.7 million were converted to a discount that is being accreted through interest income on a level-yield method over the term of the securities, while the unrealized losses recorded in other comprehensive income are amortized out of other comprehensive income through interest income on a level-yield method over the remaining term of securities, with no net change to interest income. No gain or loss was recorded at the time of transfer. There were no transfers from securities held-to-maturity during the year ended December 31, 2022. There were $140.4 million transferred from securities available-for-sale to securities held-to-maturity during year ended December 31, 2021. There were no transfers from securities held-to-maturity during the year ended December 31, 2021. There were no transfers to or from securities held-to-maturity during the year ended December 31, 2020.

The carrying amount of securities pledged at December 31, 2022 and 2021 was $631.4 million and $726.4 million, respectively.

At December 31, 2022 and 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and fair value of securities are shown by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	December 31, 2022
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$6,355	$6,253
One to five years	277,570	255,798
Five to ten years	178,620	161,398
Beyond ten years	5,145	4,559
Pass-through MBS issued by GSEs and agency CMO	604,168	522,579
Total	$1,071,858	$950,587

Held-to-maturity
Within one year	$—	$—
One to five years	10,000	9,314
Five to ten years	88,157	74,195
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMO	487,641	422,250
Total	$585,798	$505,759

The following table presents the information related to sales of securities available-for-sale for the periods indicated:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Securities available-for-sale
Proceeds	$—	$138,077	$94,252
Gross gains	—	1,327	4,592
Tax expense on gains	—	421	1,444
Gross losses	—	120	—
Tax benefit on losses	—	38	—

Marketable equity securities were fully liquidated in connection with the termination of the BMP.  Prior to termination, the Company held marketable equity securities as the underlying mutual fund investments of the BMP, held in a rabbi trust.

A summary of the sales of marketable equity securities is listed below for the periods indicated:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Proceeds:
Marketable equity securities	$—	$6,101	$546

The remaining gain or loss on securities shown in the consolidated statements of income was due to market valuation changes.  Net gains on marketable equity securities of $131 thousand and $361 thousand were recognized for the years ended December 31, 2021 and 2020, respectively.

There were no sales of securities held-to-maturity during the years ended December 31, 2022, 2021, and 2020.

The following table summarizes the gross unrealized losses and fair value of securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position for the periods indicated:

	December 31, 2022
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Treasury securities	$—	$—	$227,256	$19,643	$227,256	$19,643
Corporate securities	110,707	8,494	50,116	8,581	160,823	17,075
Pass-through MBS issued by GSEs	50,813	2,010	190,427	29,524	241,240	31,534
Agency CMOs	55,924	3,454	220,413	46,603	276,337	50,057
State and municipal obligations	10,848	174	22,681	2,847	33,529	3,021

	December 31, 2021
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$58,607	$1,369	$21,647	$853	$80,254	$2,222
Treasury securities	244,769	3,147	—	—	244,769	3,147
Corporate securities	37,620	754	—	—	37,620	754
Pass-through MBS issued by GSEs	422,634	6,333	4,748	233	427,382	6,566
Agency CMOs	349,879	8,672	3,182	123	353,061	8,795
State and municipal obligations	18,887	302	—	—	18,887	302

As of December 31, 2022, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available-for-sale debt securities was required. Additionally, given the high-quality composition of the Company’s held-to-maturity portfolio, the Company did not record an allowance for credit losses on the held-to-maturity portfolio. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Accrued interest receivable on securities totaling $5.4 million and $4.4 million at December 31, 2022 and 2021 respectively, was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

Management evaluates available-for-sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than amortized cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2022, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. government: Agency Notes, Treasury Securities, Pass-through MBS issued by GSEs, Agency Collateralized Mortgage Obligations. Substantially all of the corporate bonds within the portfolio have maintained an investment grade rating by either Kroll, Egan-Jones, Fitch, Moody’s or Standard and Poor’s. None of the unrealized losses are related to credit losses. Substantially all of the state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

5. LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	December 31, 2022	December 31, 2021
One-to-four family residential and cooperative/condominium apartment	$773,321	$669,282
Multifamily residential and residential mixed-use	4,026,826	3,356,346
Commercial real estate ("CRE")	4,457,630	3,945,948
Acquisition, development, and construction	229,663	322,628
Total real estate loans	9,487,440	8,294,204
Commercial and industrial ("C&I")	1,071,712	933,559
Other loans	7,679	16,898
Total	10,566,831	9,244,661
Allowance for credit losses	(83,507)	(83,853)
Loans held for investment, net	$10,483,324	$9,160,808

Included in C&I loans was Small Business Administration (“SBA”) PPP loans totaling $5.8 million and $66.0 million at December 31, 2022 and 2021, respectively.  SBA PPP loans carry a 100% guarantee from the SBA. The Company may hold an allowance for credit losses as a result of individual loan analysis. In June 2021, the Company sold $596.2 million of SBA PPP loans and recorded a gain of $20.7 million in gain on sale of SBA loans in the consolidated statements of income.

The following tables present data regarding the allowance for credit losses activity for the periods indicated:

	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
(In thousands)	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Beginning balance as of January 1, 2020	$269	$10,142	$3,900	$1,244	$15,555	$12,870	$16	$28,441
Provision for credit losses	386	9,934	5,165	749	16,234	9,928	3	26,165
Charge-offs	(11)	(3,190)	(6)	—	(3,207)	(10,095)	(7)	(13,309)
Recoveries	—	130	—	—	130	34	—	164
Ending balance as of December 31, 2020	$644	$17,016	$9,059	$1,993	$28,712	$12,737	$12	$41,461

Impact of adopting CECL as of January 1, 2021	1,048	(8,254)	4,849	381	(1,976)	(1,935)	(8)	(3,919)
Adjusted beginning balance as of January 1, 2021	1,692	8,762	13,908	2,374	26,736	10,802	4	37,542
Day 1 acquired PCD loans	2,220	3,292	23,124	117	28,753	23,374	157	52,284
Provision (credit) for credit losses	1,975	(3,921)	(4,497)	2,366	(4,077)	6,016	1,364	3,303
Charge-offs	(20)	(391)	(3,406)	—	(3,817)	(4,984)	(777)	(9,578)
Recoveries	65	74	37	—	176	123	3	302
Ending balance as of December 31, 2021	$5,932	$7,816	$29,166	$4,857	$47,771	$35,331	$751	$83,853

Provision (credit) for credit losses	37	542	(1,891)	(3,134)	(4,446)	11,786	(430)	6,910
Charge-offs	—	—	—	—	—	(11,401)	(53)	(11,454)
Recoveries	—	2	54	—	56	4,137	5	4,198
Ending balance as of December 31, 2022	$5,969	$8,360	$27,329	$1,723	$43,381	$39,853	$273	$83,507

The following table presents the amortized cost basis of loans on non-accrual status as of the period indicated:

	December 31, 2022
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
One-to-four family residential and cooperative/condominium apartment	$-	$3,203	$181
CRE	4,915	3,417	1,424
Acquisition, development, and construction	657	-	-
C&I	503	21,443	20,685
Other	-	99	99
Total	$6,075	$28,162	$22,389

The Company did not recognize interest income on non-accrual loans held for investment during the year ended December 31, 2022.

The following tables summarize the past due status of the Company’s investment in loans as of the dates indicated:

	December 31, 2022
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$686	$—	$—	$3,203	$3,889	$769,432	$773,321
Multifamily residential and residential mixed-use	4,817	—	—	—	4,817	4,022,009	4,026,826
CRE	14,189	—	—	8,332	22,521	4,435,109	4,457,630
Acquisition, development, and construction	—	—	—	657	657	229,006	229,663
Total real estate	19,692	—	—	12,192	31,884	9,455,556	9,487,440
C&I	3,561	741	—	21,946	26,248	1,045,464	1,071,712
Other	264	1	—	99	364	7,315	7,679
Total	$23,517	$742	$—	$34,237	$58,496	$10,508,335	$10,566,831

	December 31, 2021
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$3,294	$877	$1,945	$7,623	$13,739	$655,543	$669,282
Multifamily residential and residential mixed-use	30,983	3,339	—	—	34,322	3,322,024	3,356,346
CRE	23,108	887	—	5,053	29,048	3,916,900	3,945,948
Acquisition, development, and construction	—	—	—	—	—	322,628	322,628
Total real estate	57,385	5,103	1,945	12,676	77,109	8,217,095	8,294,204
C&I	3,753	7,040	1,056	27,266	39,115	894,444	933,559
Other	104	3	—	365	472	16,426	16,898
Total	$61,242	$12,146	$3,001	$40,307	$116,696	$9,127,965	$9,244,661

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

Collateral Dependent Loans:

At December 31, 2022, the Company had collateral dependent loans which were individually evaluated to determine expected credit losses.

	December 31, 2022		December 31, 2021
	Real Estate	Associated Allowance	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses	Collateral Dependent	for Credit Losses
CRE	$7,391	$1,297	$3,837	$600
Acquisition, development, and construction	657	-	-	-
C&I	949	-	348	-
Total	$8,997	$1,297	$4,185	$600

Related Party Loans

Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2022.

The following table sets forth selected information about related party loans for the year ended December 31, 2022:

Year Ended
December 31,
(In thousands)	2022
Beginning balance	$6,229
New loans	1
Effect of changes in composition of related parties	496
Repayments	(1,770)
Balance at end of period	$4,956

TDRs

As of December 31, 2022, the Company had TDRs totaling $22.1 million. The Company has allocated $9.1 million of allowance for those loans at December 31, 2022, with no commitments to lend additional amounts. As of December 31, 2021, the Company had TDRs totaling $942 thousand. The Company has allocated $483 thousand of allowance for those loans at December 31, 2021, with no commitments to lend additional amounts.

During the year ended December 31, 2022, TDR modifications included reduction of outstanding principal, extensions of maturity dates, or favorable interest rates and loan terms than the prevailing market interest rates and loan terms.

During the year ended December 31, 2022, the Company modified one CRE loan as a TDR, and one Acquistion, Development, and Construction loan, which subsequently paid off during the year. During the year ended December 31, 2021, the Company modified one CRE loan as a TDR, which subsequently paid off during the year.

The following table presents the loans by category modified as TDRs that occurred during the year ended December 31, 2022:

	Modifications During the Year Ended December 31,
	2022			2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
One-to-four family residential and cooperative/condominium apartment	2	$762	$762	2	$467	$467
CRE	1	991	991	1	10,000	10,000
Acquisition, development, and construction	1	13,500	13,500	-	-	-
C&I	7	21,934	21,938	1	456	488
Other	1	276	276	-	-	-
Total	12	$37,463	$37,467	4	$10,923	$10,955

There were no loans modified in a manner that met the criteria of a TDR during the year ended December 31, 2020.

There were no TDR charge-offs during the years ended December 31, 2022 and 2021.

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total
One-to-four family residential, and condominium/cooperative apartment:
Pass	$225,031	$108,185	$72,732	$65,515	$66,038	$164,338	$41,172	$12,563	$755,574
Special mention	—	—	—	—	735	1,175	579	726	3,215
Substandard	—	—	1,026	1,227	407	10,779	—	1,093	14,532
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	225,031	108,185	73,758	66,742	67,180	176,292	41,751	14,382	773,321

Multifamily residential and residential mixed-use:
Pass	1,386,549	582,393	316,424	395,933	127,074	1,107,281	12,584	—	3,928,238
Special mention	—	—	—	11,183	—	14,168	—	—	25,351
Substandard	—	—	12,294	7,001	20,311	33,631	—	—	73,237
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	1,386,549	582,393	328,718	414,117	147,385	1,155,080	12,584	—	4,026,826

CRE:
Pass	1,021,622	854,240	753,552	510,332	308,265	868,099	34,362	24,767	4,375,239
Special mention	2,864	—	19,655	4,653	14,372	15,478	—	—	57,022
Substandard	—	151	4,550	7,947	1,131	11,590	—	—	25,369
Doubtful	—	—	—	—	—	—	—	—	—
Total CRE	1,024,486	854,391	777,757	522,932	323,768	895,167	34,362	24,767	4,457,630

Acquisition, development, and construction:
Pass	36,877	152,543	11,242	15,943	—	2,087	10,033	281	229,006
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	657	—	—	—	—	—	—	657
Doubtful	—	—	—	—	—	—	—	—	—
Total acquisition, development, and construction:	36,877	153,200	11,242	15,943	—	2,087	10,033	281	229,663

C&I:
Pass	175,347	36,511	42,103	37,030	20,628	33,343	628,560	22,239	995,761
Special mention	3,770	—	894	1,529	1,521	843	9,062	478	18,097
Substandard	5,242	1,244	5,364	2,968	970	10,232	11,290	9,412	46,722
Doubtful	—	—	—	8,332	752	2,048	—	—	11,132
Total C&I	184,359	37,755	48,361	49,859	23,871	46,466	648,912	32,129	1,071,712

Total:
Pass	2,845,426	1,733,872	1,196,053	1,024,753	522,005	2,175,148	726,711	59,850	10,283,818
Special mention	6,634	—	20,549	17,365	16,628	31,664	9,641	1,204	103,685
Substandard	5,242	2,052	23,234	19,143	22,819	66,232	11,290	10,505	160,517
Doubtful	—	—	—	8,332	752	2,048	—	—	11,132
Total Loans	$2,857,302	$1,735,924	$1,239,836	$1,069,593	$562,204	$2,275,092	$747,642	$71,559	$10,559,152

	December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Revolving-Term	Total
One-to-four family residential, and condominium/cooperative apartment:
Pass	$129,679	$86,028	$80,195	$75,354	$77,829	$129,276	$49,878	$12,537	$640,776
Special mention	—	1,124	335	752	334	2,158	846	747	6,296
Substandard	—	1,944	2,038	597	2,202	14,512	—	894	22,187
Doubtful	—	—	—	23	—	—	—	—	23
Total one-to-four family residential, and condominium/cooperative apartment	129,679	89,096	82,568	76,726	80,365	145,946	50,724	14,178	669,282

Multifamily residential and residential mixed-use:
Pass	590,462	341,206	455,277	151,226	332,749	1,145,609	12,277	825	3,029,631
Special mention	—	11,040	14,486	—	11,817	26,252	—	—	63,595
Substandard	—	1,501	35,326	32,390	54,238	137,387	2,278	—	263,120
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	590,462	353,747	505,089	183,616	398,804	1,309,248	14,555	825	3,356,346

CRE:
Pass	872,049	848,694	529,182	306,360	298,904	815,239	43,183	6,188	3,719,799
Special mention	6,003	1,024	39,305	18,983	11,039	17,438	—	—	93,792
Substandard	4,431	1,732	7,082	45,496	31,747	41,763	—	—	132,251
Doubtful	—	—	106	—	—	—	—	—	106
Total CRE	882,483	851,450	575,675	370,839	341,690	874,440	43,183	6,188	3,945,948

Acquisition, development, and construction:
Pass	142,123	76,259	56,885	23,456	6,809	774	1,066	588	307,960
Special mention	—	1,078	—	—	—	—	—	—	1,078
Substandard	—	90	—	13,500	—	—	—	—	13,590
Doubtful	—	—	—	—	—	—	—	—	—
Total acquisition, development, and construction:	142,123	77,427	56,885	36,956	6,809	774	1,066	588	322,628

C&I:
Pass	93,802	121,291	53,116	49,634	36,238	23,615	446,134	9,764	833,594
Special mention	—	1,625	239	2,191	585	52	3,225	1,286	9,203
Substandard	402	5,744	5,789	6,011	2,832	2,844	28,545	13,597	65,764
Doubtful	550	1,621	9,968	752	11,107	—	1,000	—	24,998
Total C&I	94,754	130,281	69,112	58,588	50,762	26,511	478,904	24,647	933,559

Total:
Pass	1,828,115	1,473,478	1,174,655	606,030	752,529	2,114,513	552,538	29,902	8,531,760
Special mention	6,003	15,891	54,365	21,926	23,775	45,900	4,071	2,033	173,964
Substandard	4,833	11,011	50,235	97,994	91,019	196,506	30,823	14,491	496,912
Doubtful	550	1,621	10,074	775	11,107	—	1,000	—	25,127
Total Loans	$1,839,501	$1,502,001	$1,289,329	$726,725	$878,430	$2,356,919	$588,432	$46,426	$9,227,763

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

(In thousands)	December 31, 2022	December 31, 2021
Performing	$7,580	$16,533
Non-accrual	99	365
Total	$7,679	$16,898

6. LOAN SERVICING ACTIVITIES

The Bank services real estate and C&I loans for others having principal balances outstanding of approximately $347.9 million and $471.9 million at December 31, 2022 and 2021, respectively. Loans serviced for others are not reported as assets. Servicing loans for others generally consists of collecting loan payments, maintaining escrow accounts, disbursing payments to investors, paying taxes and insurance and processing foreclosures. In connection with loans serviced for others, the Bank held borrowers’ escrow balances of $1.3 million and $2.9 million at December 31, 2022 and 2021, respectively.

There are no restrictions on the Company’s consolidated assets or liabilities related to loans sold with servicing rights retained. Upon sale of these loans, the Company recorded an SRA in other assets, and has elected to account for the SRA under the "amortization method" prescribed under GAAP. The activity for SRAs for the periods indicated are as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Servicing right assets:
Beginning of year	$3,856	$1,710	$1,459
Acquired in the Merger	—	2,070	—
Additions	659	885	703
Amortized to expense	(907)	(809)	(452)
Sold	(259)	—	—
End of year	3,349	3,856	1,710

Valuation allowance:
Beginning of year	(80)	—	—
Additions expensed	(121)	(80)	—
End of year	(201)	(80)	—
Servicing right assets, net	$3,148	$3,776	$1,710

The fair value of SRAs was $3.5 million and $3.9 million, at December 31, 2022 and 2021, respectively. The fair value at December 31, 2022 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.7% to 16.0%, depending on the stratification of the specific servicing right, and a weighted average default rate of 0.67%. The fair value at December 31, 2021 was determined using discount rates ranging from 7.8% to 12.0%, prepayment speeds ranging from 5% to 38%, depending on the stratification of the specific servicing right, and a weighted average default rate of 1.24%.

7. PREMISES AND FIXED ASSETS, NET AND PREMISES HELD FOR SALE

Premises and Fixed Assets, Net

The following is a summary of premises and fixed assets, net:

	December 31,
(In thousands)	2022	2021
Land	$10,824	$10,824
Buildings	21,688	21,323
Leasehold improvements	26,862	26,120
Furniture, fixtures and equipment	25,750	25,110
Premises and fixed assets, gross	$85,124	$83,377
Less: accumulated depreciation and amortization	(38,375)	(33,009)
Premises and fixed assets, net	$46,749	$50,368

Depreciation and amortization expense amounted to $7.4 million, $6.5 million and $4.1 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Premises Held for Sale

There were no premises held for sale as of December 31, 2022. The aggregate recorded balance of the Company’s premises held for sale was $556 thousand at December 31, 2021

During the year ended December 31, 2021, the Company transferred two real estate properties utilized as retail branches to premises held for sale totaling $2.8 million.

During each of the years ended December 31, 2022 and 2021, the Company sold one real estate property utilized as a retail branch totaling $1.9 million and $2.2 million, respectively. The Company recorded a gain of $1.4 million and $550 thousand in gain on sale of securities and other assets in the consolidated statements of income.

8. LEASES

Maturities of the Company’s operating lease liabilities at December 31, 2022 are as follows:

Rent to be
(In thousands)	Capitalized
2023	$11,724
2024	11,641
2025	11,434
2026	10,741
2027	8,754
Thereafter	9,964
Total undiscounted lease payments	64,258
Less amounts representing interest	(3,918)
Operating lease liabilities	$60,340

Other information related to our operating leases was as follows:

	Year Ended
	December 31,
(In thousands)	2022	2021	2020
Operating lease cost	$11,428	$14,341	$6,522
Cash paid for amounts included in the measurement of operating lease liabilities	10,574	13,975	7,030

	December 31,		December 31,
	2022		2021
Weighted average remaining lease term	5.9	years	6.6	years
Weighted average discount rate	2.03%		1.79%

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

At December 31, 2022 and 2021, the carrying amount of the Company’s goodwill was $155.8 million.

The Company performs its annual goodwill impairment test in the fourth quarter of every year, or more frequently if events or changes in circumstance indicate the asset might be impaired. It was determined during the annual impairment testing that no impairment was needed for the years ended December 31, 2022, 2021 and 2020 as the fair value of the Company’s single reporting unit was determined to exceed the carrying amount of the reporting unit.

The following table presents the change in Goodwill for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Beginning of year	$155,797	$55,638	$55,638
Acquired goodwill[1]	-	100,159	-
Impairment	-	-	-
End of year	$155,797	$155,797	$55,638
(1)	See Note 2. Merger for additional information regarding the acquired goodwill

Other Intangible Assets

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable.

	December 31, 2022			December 31, 2021
	Core Deposit	Non-compete		Core Deposit	Non-compete
(In thousands)	Intangibles	Agreement	Total	Intangibles	Agreement	Total
Gross carrying value	$10,204	$780	$10,984	$10,204	$780	$10,984
Accumulated amortization	(3,720)	(780)	(4,500)	(1,962)	(660)	(2,622)
Net carrying amount	$6,484	$-	$6,484	$8,242	$120	$8,362

Amortization expense recognized on intangible assets was $1.9 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively.

Estimated amortization expense for 2023 through 2027 and thereafter is as follows:

(In thousands)	Total
2023	1,425
2024	1,163
2025	958
2026	795
2027	664
Thereafter	1,479
Total	$6,484

10. RESTRICTED STOCK

The following is a summary of restricted stock:

(In thousands)	December 31, 2022	December 31, 2021
FHLBNY capital stock	$63,627	$12,819
FRB capital stock	24,953	24,748
Bankers' Bank capital stock	165	165
Restricted stock	$88,745	$37,732

FHLBNY Capital Stock

The Bank is a member of the FHLBNY. Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. Members are required to own a particular amount of stock based on the level of borrowings and other factors. The Bank increased its outstanding FHLBNY advances by $1.11 billion during the year ended December 31, 2022, resulting in an increase of required FHLBNY stock. The Bank owned 636,274 shares and 128,184 shares at December 31, 2022 and 2021, respectively. The Bank recorded dividend income on the FHLBNY capital stock of $0.9 million, $1.9 million and $3.0 million during the years ended December 31, 2022, 2021 and 2020, respectively.

FRB Capital Stock

The Bank is a member of the FRB. Membership requires the purchase of shares of FRB capital stock at $50 per share. The Bank owned 499,052 shares at December 31, 2022 and 494,965 shares at December 31, 2021. The Bank recorded dividend income on the FRB capital stock of $828 thousand and $442 thousand during the years ended December 31, 2022 and 2021, respectively, and no dividend income for the year ended December 31, 2020.

Bankers’ Bank Capital Stock

The Bank has a relationship with Atlantic Community Bankers Bank. The relationship requires the purchase of shares of ACBB capital stock between $2,500 and $3,250 per share. The Bank owned 60 shares at December 31, 2022 and 2021. The Bank recorded dividend income on the ACBB capital stock of $1 thousand during the years ended December 31, 2022 and 2021, and no dividend income during the year ended December 31, 2020.

11. DEPOSITS

Deposits are summarized as follows:

	December 31, 2022		December 31, 2021
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Liability	Rate	Liability
Savings	2.24%	$2,260,101	0.03%	$1,158,040
Certificates of deposit ("CDs")	2.25	1,115,364	0.58	853,242
Money market	1.50	2,532,270	0.07	3,621,552
Interest-bearing checking	1.01	827,454	0.18	905,717
Non-interest-bearing checking	—	3,519,218	—	3,920,423
Total	1.19%	$10,254,407	0.09%	$10,458,974

The following table presents a summary of scheduled maturities of CDs outstanding at December 31, 2022:

	Maturing	Weighted Average
(Dollars in thousands)	Balance	Interest Rate
2023	$929,791	2.33%
2024	131,969	2.22
2025	31,444	1.33
2026	13,366	0.30
2027	8,793	0.25
2028 and beyond	1	0.01
Total	$1,115,364	2.25%

CDs that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250 thousand were $420.4 million and $200.1 million December 31, 2022 and 2021, respectively.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $6.4 million will be reclassified as a decrease to interest expense.

During the year ended December 31, 2022, the Company did not terminate any derivatives. During the year ended December 31, 2021, the Company terminated 34 derivatives with notional values totaling $785.0 million, resulting in a termination value of $16.5 million which was recognized in loss on termination of derivatives in non-interest income. During the year ended December

31, 2020, the Company terminated two derivatives with notional values totaling $30.0 million, resulting in a termination value of $175 thousand, which was expected to be recognized in interest expense over the remaining term of the original derivative. Due to the terminations during the year ended December 31, 2021, the remaining termination value was recognized as part of the loss on terminations during the year ended December 31, 2021.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of the periods indicated.

	December 31, 2022				December 31, 2021
		Notional	Fair Value	Fair Value		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Interest rate swaps related to FHLBNY advances	4	$150,000	$17,150	$—	4	$150,000	$4,358	$—

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive loss as of December 31, 2022, 2021 and 2020.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Gain (loss) recognized in other comprehensive income (loss)	$14,412	$5,277	$(24,449)
Gain recognized on termination of derivatives	—	16,505	6,596
Gain (loss) reclassified from other comprehensive income into interest expense	1,621	(940)	(6,127)

All cash flow hedges are recorded gross on the balance sheet.

The cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Bank to post cash collateral if the derivative exposure exceeds a threshold amount. As of December 31, 2022 and 2021, the Bank did not post collateral to the third-party counterparties. As of December 31, 2022 and 2021, the Company received $17.8 million and $4.6 million, respectively, in collateral from its third-party counterparties under the agreements in a net asset position.

Freestanding Derivatives

The Company maintains an interest-rate risk protection program for its loan portfolio in order to offer loan level derivatives with certain borrowers and to generate loan level derivative income. The Company enters into interest rate swap or interest rate floor agreements with borrowers. These interest rate derivatives are designed such that the borrower synthetically attains a fixed-rate loan, while the Company receives floating rate loan payments. The Company offsets the loan level interest rate swap exposure by entering into an offsetting interest rate swap or interest rate floor with an unaffiliated and reputable bank counterparty. These interest rate derivatives do not qualify as designated hedges, under ASC 815; therefore, each interest rate derivative is accounted for as a freestanding derivative. The notional amounts of the interest rate derivatives do not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate derivative agreements. The following tables reflect freestanding derivatives included in the consolidated statements of financial condition as of the dates indicated:

	December 31, 2022
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	3	$53,311	$1,524	$
Loan level interest rate swaps with borrower	185	1,214,736	—	126,751
Loan level interest rate floors with borrower	40	326,309	—	9,060
Loan level interest rate swaps with third-party counterparties	3	53,311	—	1,524
Loan level interest rate swaps with third-party counterparties	185	1,214,736	126,751	—
Loan level interest rate floors with third-party counterparties	40	326,309	9,060	—

	December 31, 2021
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	98	$599,003	$27,440	$—
Loan level interest rate swaps with borrower	87	612,610	—	(12,620)
Loan level interest rate floors with borrower	33	291,990	615	—
Loan level interest rate floors with borrower	12	100,774	—	(53)
Loan level interest rate swaps with third-party counterparties	98	599,003	—	(27,440)
Loan level interest rate swaps with third-party counterparties	87	612,610	12,620	—
Loan level interest rate floors with third-party counterparties	33	291,990	—	(615)
Loan level interest rate floors with third-party counterparties	12	100,774	53	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Loan level derivative income	$3,637	$2,909	$8,872

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of December 31, 2022, the Company did not post collateral to its third-party counterparties. As of December 31, 2021, posted collateral was $14.0 million. As of December 31, 2022, the Company received $135.3 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2021, the Company did not receive collateral from its third-party counterparties.

Risk Participation Agreements

The Company enters into risk participation agreements to manage economic risks but does not designate the instruments in hedge relationships. As of December 31, 2022 and December 31, 2021, the notional amounts of risk participation agreements for derivative liabilities were $71.1 million and $25.6 million, respectively. The related fair values of the Company’s risk participation agreements were immaterial as of December 31, 2022 and December 31, 2021

Credit Risk Related Contingent Features

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

As of December 31, 2022, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $137.3 million for those related to loan level derivatives. If the Company had breached any of the above provisions at December 31, 2022, it could have been required to settle its obligations under the agreements at the termination value with the respective counterparty. There were no provisions breached for the year ended December 31, 2022.

13. FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY (“Advances”) totaling $1.13 billion and $25.0 million at December 31, 2022 and 2021, respectively, all of which were fixed rate. The average interest rate on outstanding FHLBNY Advances was 4.55% and 0.35% at December 31, 2022 and 2021, respectively. In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank was eligible to borrow up to $4.13 billion as of December 31, 2022 and $4.19 billion as of December 31, 2021, and maintained sufficient qualifying collateral, as defined by the FHLBNY. At December 31, 2022 there were no callable Advances.

During the years ended December 2022, 2021, and 2020, the Company’s prepayment penalty expense was recognized as a loss on extinguishment of debt. The following table is a summary of FHLBNY extinguishments for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
FHLBNY advances extinguished	$-	$209,010	$70,750
Weighted average rate	-%	1.31%	1.15%
Loss on extinguishment of debt	$-	$1,751	$1,104

The following tables present the contractual maturities and weighted average interest rates of FHLBNY advances for each of the next five years. There were no FHLBNY advances with an overnight contractual maturity at December 31, 2022 and 2021. As of December 31, 2022, there were $1.10 billion of FHLBNY advances with contractual maturities during 2023 and $36.0 million of FHLBNY advances with contractual maturities after 2023.  As of December 31, 2021, there were $25.0 million of FHLBNY advances with contractual maturities during 2022 and no FHLBNY advances with contractual maturities after 2023:

	December 31, 2022
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
2023, fixed rate at rates from 3.85% to 4.75%	$1,095,000	4.56
2027, fixed rate at 4.25%	36,000	4.25
Total FHLBNY advances	$1,131,000	4.55%

	December 31, 2021
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
2022, fixed rate at 0.35%	$25,000	0.35%
Total FHLBNY advances	$25,000	0.35%

14. SUBORDINATED DEBENTURES

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

The subordinated debentures totaled $200.3 million at December 31, 2022 and $197.1 million at December 31, 2021. Interest expense related to the subordinated debt was $10.6 million, $8.5 million and $5.3 million during the years ended December 31, 2022, 2021 and 2020, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

15. OTHER SHORT-TERM BORROWINGS

The following is a summary of other short-term borrowings:

(In thousands)	December 31, 2022	December 31, 2021
Repurchase agreements	$1,360	$1,862
Other short-term borrowings	$1,360	$1,862

Repurchase Agreements

The Bank utilizes securities sold under agreements to repurchase (“repurchase agreements”) as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities, of which 100% were pass-through MBS issued by GSEs with a carrying amount of $1.4 million at December 31, 2022.

Repurchase agreements are financing arrangements with $1.4 million maturing during the first quarter of 2023. At maturity, the securities underlying the agreements are returned to the Bank. The primary risk associated with these secured borrowings is the requirement to pledge a market value-based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Bank’s policies, eligible counterparties are defined and monitored to minimize exposure.

Interest expense on repurchase agreements for the years ended December 31, 2022 and 2021 was $1 thousand and $1 thousand, respectively. There was no interest expense on repurchase agreements for the years ended December 31, 2020.

AFX

The Bank is a member of AFX, through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily. Interest expense on AFX borrowings for the years ended December 31, 2022, 2021 and 2020 was $1.4 million, $1 thousand, and $45 thousand, respectively.

16. INCOME TAXES

The Company’s consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
		State			State			State
(In thousands)	Federal	and City	Total	Federal	and City	Total	Federal	and City	Total
Current	$39,492	$17,205	$56,697	$23,759	$11,815	$35,574	$13,107	$1,524	$14,631
Deferred	840	1,822	2,662	5,490	3,106	8,596	(1,181)	(784)	(1,965)
Total	$40,332	$19,027	$59,359	$29,249	$14,921	$44,170	$11,926	$740	$12,666

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

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Tax at federal statutory rate	$44,502	$31,115	$11,546
State and local taxes, net of federal income tax benefit	13,699	11,601	567
Benefit plan differences	(127)	(107)	(240)
Adjustments for prior period returns and tax items	1,812	(238)	125
Investment in BOLI	(2,173)	(1,485)	(1,020)
Equity based compensation	(141)	(301)	96
Salaries deduction limitation	2,054	3,419	1,428
Transaction costs	—	181	256
Other, net	(267)	(15)	(92)
Total	$59,359	$44,170	$12,666
Effective tax rate	28.01%	29.81%	23.04%

The increase in the effective tax rate in 2022 and 2021 compared to 2020 was primarily the result of the loss of benefits from the Company’s REIT due to the increase in the Company’s total assets, and non-deductible expenses. Deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities. The components of Federal, State and City deferred income tax assets and liabilities were as follows:

	December 31,
(In thousands)	2022	2021
Deferred tax assets:
Allowance for credit losses and other contingent liabilities	$28,175	$29,777
Tax effect of other components of income on securities available-for-sale	38,140	3,265
Tax effect of other components of income on securities held-to-maturity	8,138	343
Operating lease liability	19,256	20,532
Other	2,074	1,976
Total deferred tax assets	95,783	55,893
Deferred tax liabilities:
Tax effect of other components of income on derivatives	5,394	1,371
Employee benefit plans	976	2,803
Tax effect of purchase accounting fair value adjustments	2,352	3,945
Difference in book and tax carrying value of fixed assets	4,261	3,950
Difference in book and tax basis of unearned loan fees	2,431	2,413
Operating lease asset	18,414	19,871
States taxes	2,801	(189)
Other	1,002	1,330
Total deferred tax liabilities	37,631	35,494
Net deferred tax asset (recorded in other assets)	$58,152	$20,399

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

No valuation allowances were recognized on deferred tax assets during the years ended December 31, 2022 or 2021, since, at each period end, it was deemed more likely than not that the deferred tax assets would be fully realized.

In connection with the Merger, the Company acquired a federal net operating loss (“NOL”) carryforward subject to Internal Revenue Code Section 382. The Company recorded a deferred tax asset that it expects to realize within the carryforward period. At December 31, 2022, the remaining federal NOL carryforward was $2.4 million. At December 31, 2022, the Company had New York State NOL carryforward of $1.1 million, and recorded a deferred tax asset that it expects to recover within the carryforward period. At December 31, 2022, the Company had New York City NOL carryforward of zero. The New York State NOLs at December 31, 2021 included NOLs acquired in connection with the Merger.

At December 31, 2022 and 2021, the Bank had accumulated bad debt reserves totaling $15.1 million for which no provision for income tax was required to be recorded. These bad debt reserves could be subject to recapture into taxable income under certain circumstances, including a distribution of the bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal income tax purposes. Should the reserves as of December 31, 2022 be fully recaptured, the Bank would recognize $4.8 million in additional income tax expense. The Company expects to take no action in the foreseeable future that would require the establishment of a tax liability associated with these bad debt reserves.

The Company is subject to regular examination by various tax authorities in jurisdictions in which it conducts significant business operations. The Company regularly assesses the likelihood of additional examinations in each of the tax jurisdictions resulting from ongoing assessments.

Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation. Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold. This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. The Company had no unrecognized tax benefits as of December 31, 2022 or 2021. The Company does not anticipate any material change to unrecognized tax benefits during the year ended December 31, 2023.

As of December 31, 2022, the tax years ended December 31, 2022, 2021, 2020, and 2019, remained subject to examination by all of the Company's relevant tax jurisdictions. The Company is currently not under audit in any taxing jurisdictions.

17. MERGER RELATED EXPENSES

Merger-related expenses were recorded in the consolidated statements of income as a component of non-interest expense and include costs relating to the Merger, as described in Note 2. Merger. These charges represent one-time costs associated with merger activities and do not represent ongoing costs of the fully integrated combined organization. Accounting guidance requires that merger-related transactional and restructuring costs incurred by the Company be charged to expense as incurred. There were no costs associated with merger expenses and transaction costs for the year ended December 31, 2022. Costs associated with employee severance and other merger-related compensation expense incurred in connection with the Merger totaled $15.9 million for the year ended December 31, 2021 and were recorded in merger expenses and transaction costs expense in the consolidated statements of income. Transaction costs (inclusive of costs to terminate leases) in connection with the Merger totaled $28.9 million and $4.7 million, respectively, for the years ended December 31, 2021 and 2020, and were recorded in merger expenses and transaction costs in the consolidated statements of income.

18. BRANCH RESTRUCTURING COSTS

On June 29, 2021, the Company issued a press release announcing that the Bank planned to combine five branch locations into other existing branches. The combinations took place in October 2021. Costs associated with early lease terminations and accelerated depreciation of fixed assets totaled $5.1 million for the year ended December 31, 2021 and were recorded in branch restructuring costs in the consolidated statements of income.  There were no branch restructuring costs for the years ended December 31, 2022 and 2020.

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

Employee Retirement Plan

The Bank sponsors the Employee Retirement Plan, a tax-qualified, noncontributory, defined-benefit retirement plan. Prior to April 1, 2000, substantially all full-time employees of at least 21 years of age were eligible for participation after one year of service. Effective April 1, 2000, the Bank froze all participant benefits under the Employee Retirement Plan. For the years ended December 31, 2022 and 2021, the Bank used December 31 as its measurement date for the Employee Retirement Plan.

The funded status of the Employee Retirement Plan was as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of year	$24,961	$26,891
Interest cost	622	562
Actuarial (gain) loss	(5,004)	(903)
Benefit payments	(1,558)	(1,589)
Projected benefit obligation at end of year	19,021	24,961

Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of year	28,693	27,142
Return on plan assets	(4,542)	3,140
Benefit payments	(1,558)	(1,589)
Balance at end of year	22,593	28,693
Funded status at end of year	$3,572	$3,732

The net periodic cost for the Employee Retirement Plan included the following components:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Interest cost	$622	$562	$732
Expected return on plan assets	(1,949)	(1,846)	(1,713)
Amortization of unrealized loss	261	824	914
Net periodic benefit (credit) cost	$(1,066)	$(460)	$(67)

The change in accumulated other comprehensive loss that resulted from the Employee Retirement Plan is summarized as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Balance at beginning of period	$(4,097)	$(7,119)
Amortization of unrealized loss	261	825
Gain (loss) recognized during the year	(1,487)	2,197
Balance at the end of the period	$(5,323)	$(4,097)
Period end component of accumulated other comprehensive loss, net of tax	$3,649	$2,808

Major assumptions utilized to determine the net periodic cost of the Employee Retirement Plan benefit obligations were as follows:

	At or for the Year Ended December 31,
	2022	2021	2020
Discount rate used for net periodic benefit cost	2.55%	2.15%	2.97%
Discount rate used to determine benefit obligation at period end	4.90	2.55	2.15
Expected long-term return on plan assets used for net periodic benefit cost	7.00	7.00	7.00
Expected long-term return on plan assets used to determine benefit obligation at period end	7.00	7.00	7.00

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

The weighted average expected long-term rate of return is estimated based on current trends in Employee Retirement Plan assets, as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice No. 27 for the real and nominal rate of investment return for a specific mix of asset classes. The long-term rate of return considers historical returns for the S&P 500 index and corporate bonds representing cumulative returns of approximately 9.0% and 5.0%, respectively. These returns were considered along with the target allocations of asset categories. When these overall return expectations were applied to the Employee Retirement Plan’s target allocation, the expected annual rate of return was determined to be 7.00% at both December 31, 2022 and 2021.

The Bank did not make any contributions to the Employee Retirement Plan during the year ended December 31, 2022. The Bank does not expect to make contributions to the Employee Retirement Plan during the year ending December 31, 2023.

The weighted-average allocation by asset category of the assets of the Employee Retirement Plan was summarized as follows:

	December 31,
	2022	2021
Asset category
Equity securities	51%	54%
Debt securities (bond mutual funds)	47	42
Cash equivalents	2	4
Total	100%	100%

The allocation percentages in the above table were consistent with future planned allocation percentages as of December 31, 2022 and 2021, respectively.

The following tables present a summary of the Employee Retirement Plan’s investments measured at fair value on a recurring basis by level within the fair value hierarchy, as of the dates indicated. (See Note 24 for a discussion of the fair value hierarchy).

	December 31, 2022
	Fair Value Measurements Using:
	Quoted
	Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Description:
Cash and cash equivalents	$—	$541	$—	$541
Equities:
U.S. large cap	8,398	—	—	8,398
U.S. mid cap/small cap	2,348	—	—	2,348
International	2,718	—	—	2,718
Equities blend	192	—	—	192
Fixed income securities:
Corporate	—	1,305	—	1,305
Government	2,527	—	—	2,527
Mortgage-backed	—	586	—	586
High yield bonds and bond funds	—	3,978	—	3,978
Total Plan Assets	$16,183	$6,410	$—	$22,593

	December 31, 2021
	Fair Value Measurements Using:
	Quoted
	Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Description:
Cash and cash equivalents	$—	$1,001	$—	$1,001
Equities:
U.S. large cap	8,579	—	—	8,579
U.S. mid cap/small cap	2,896	—	—	2,896
International	3,560	—	—	3,560
Equities blend	479	—	—	479
Fixed income securities:
Corporate	—	1,288	—	1,288
Government	1,406	—	—	1,406
Mortgage-backed	—	1,858	—	1,858
High yield bonds and bond funds	—	7,626	—	7,626
Total Plan Assets	$16,920	$11,773	$—	$28,693

Benefit payments are anticipated to be made as follows:

Year Ended December 31,	Amount
2023	$1,526
2024	1,521
2025	1,498
2026	1,452
2027	1,403
2028 to 2032	6,674

BNB Bank Pension Plan

During 2012, Bridge amended the BNB Bank Pension Plan by revising the formula for determining benefits effective January 1, 2013, except for certain grandfathered Bridge employees. Additionally, new Bridge employees hired on or after October 1, 2012 were not eligible for the BNB Bank Pension Plan. For the year ended December 31, 2022, the Bank used December 31 as its measurement date for the BNB Bank Pension Plan.

The funded status of the BNB Bank Pension Plan was as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of year	$34,495	$—
Acquired in the Merger	—	33,897
Service cost	807	893
Interest cost	793	609
Actuarial gain	(7,111)	(304)
Benefit payments	(1,064)	(600)
Projected benefit obligation at end of year	27,920	34,495

Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of year	47,857	—
Acquired in the Merger	—	43,685
Return on plan assets	(8,221)	4,772
Benefit payments	(1,064)	(600)
Balance at end of year	38,572	47,857
Funded status at end of year	$10,652	$13,362

The net periodic cost for the BNB Bank Pension Plan included the following components:

	Year Ended December 31,
(In thousands)	2022	2021
Service cost	$807	$893
Interest cost	793	609
Expected return on plan assets	(3,441)	(2,883)
Net periodic benefit credit	$(1,841)	$(1,381)

The change in accumulated other comprehensive income that resulted from the BNB Bank Pension Plan is summarized as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Balance at beginning of period	$2,193	$—
Gain recognized during the year	(2,358)	2,193
Balance at the end of the period	$(165)	$2,193
Period end component of accumulated other comprehensive income, net of tax	$113	$(1,503)

Major assumptions utilized to determine the net periodic cost of the BNB Bank Pension Plan benefit obligations were as follows:

	At or for the Year Ended December 31,
	2022	2021
Discount rate used for net periodic benefit cost	2.69%	2.33%
Discount rate used to determine benefit obligation at period end	4.98	2.69
Expected long-term return on plan assets used for net periodic benefit cost	7.25	7.25
Expected long-term return on plan assets used to determine benefit obligation at period end	7.25	7.25

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

The weighted average expected long-term rate of return is estimated based on current trends in BNB Bank Pension Plan assets, as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice No. 27 for the real and nominal rate of investment return for a specific mix of asset classes. The long-term rate of return considers historical returns for the S&P 500 index and corporate bonds representing cumulative returns of approximately 9.0% and 5.0%, respectively. These returns were considered along with the target allocations of asset categories. When these overall return expectations were applied to the BNB Bank Pension Plan’s target allocation, the expected annual rate of return was determined to be 7.25% at December 31, 2022.

The Bank did not make any contributions to the BNB Bank Pension Plan during the year ended December 31, 2022. The Bank does not expect to make contributions to the BNB Bank Pension Plan during the year ending December 31, 2023.

The weighted-average allocation by asset category of the assets of the BNB Bank Pension Plan was summarized as follows:

	December 31,	December 31,
	2022	2021
Asset category
Equity securities	51%	60%
Debt securities (bond mutual funds)	46	37
Cash equivalents	3	3
Total	100%	100%

The following tables present a summary of the BNB Bank Pension Plan’s investments measured at fair value on a recurring basis by level within the fair value hierarchy, as of the dates indicated. (See Note 24 for a discussion of the fair value hierarchy).

	December 31, 2022
	Fair Value Measurements Using:
	Quoted
	Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Description:
Cash and cash equivalents	$—	$1,001	$—	$1,001
Equities:
U.S. large cap	14,310	—	—	14,310
U.S. mid cap/small cap	4,094	—	—	4,094
International	4,658	—	—	4,658
Equities blend	308	—	—	308
Fixed income securities:
Corporate	—	2,203	—	2,203
Government	4,275	—	—	4,275
Mortgage-backed	—	979	—	979
High yield bonds and bond funds	—	6,744	—	6,744
Total Plan Assets	$27,645	$10,927	$—	$38,572

	Fair Value Measurements
	at December 31, 2021
	Quoted
	Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Description:
Cash and cash equivalents	$—	$1,581	$—	$1,581
Equities:
U.S. large cap	13,623	—	—	13,623
U.S. mid cap/small cap	5,669	—	—	5,669
International	8,332	—	—	8,332
Equities blend	900	—	—	900
Fixed income securities:
Corporate	—	1,696	—	1,696
Government	1,700	—	—	1,700
Mortgage-backed	—	2,549	—	2,549
High yield bonds and bond funds	—	11,807	—	11,807
Total Plan Assets	30,224	$17,633	$—	$47,857

Benefit payments are anticipated to be made as follows:

Year Ended December 31,	Amount
2023	$1,337
2024	1,365
2025	1,456
2026	1,694
2027	1,688
2028 to 2032	10,505

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) that existed before the Merger. The 401(k) Plan covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the first day of the month following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $20,500 for the calendar year ended December 31, 2022. Under the provisions of the 401(k) plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. The 401(k) plan does not allow for investment in the Company’s common stock. Legacy Dime employees were allowed to rollover Company common stock shares in-kind held in the former Dime Community Bank KSOP Plan (“Dime KSOP Plan”) and hold in the 401(k) Plan. The 401(k) held Company common stock within the accounts of participants totaling $7.8 million at December 31, 2022. During the year ended December 31, 2022, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $2.3 million.

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

The combined funded status of the defined benefit portions of the BMP and the Director Retirement Plan was as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of year	$9,328	$9,360
Interest cost	12	234
Benefit payments	(9,063)	(771)
Actuarial (gain) loss	(277)	505
Projected benefit obligation at end of year	—	9,328
Plan assets at fair value:
Balance at beginning of year	—	—
Contributions	9,063	771
Benefit payments	(9,063)	(771)
Balance at end of period	—	—
Funded status at end of year	$—	$(9,328)

The combined net periodic cost for the defined benefit portions of the BMP and the Director Retirement Plan included the following components:

	Year Ended December 31,
(In thousands)	2021	2020
Interest cost	$12	$234
Curtailment loss	1,543	—
Amortization of unrealized loss	—	179
Net periodic benefit cost	$1,555	$413

The combined change in accumulated other comprehensive loss that resulted from the BMP and Director Retirement Plan is summarized as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Balance at beginning of year	$(1,820)	$(1,494)
Amortization of unrealized loss	—	179
Gain (loss) recognized during the year	277	(505)
Curtailment credit	1,543	—
Balance at the end of year	$—	$(1,820)
Period end component of accumulated other comprehensive loss, net of tax	$—	$1,228

Major assumptions utilized to determine the net periodic cost and benefit obligations for both the BMP and Director Retirement Plan were as follows:

At or For the Year Ended December 31,
2020
Discount rate used for net periodic benefit cost – BMP	2.60%
Discount rate used for net periodic benefit cost – Director Retirement Plan	2.68
Discount rate used to determine BMP benefit obligation at year end	1.55
Discount rate used to determine Director Retirement Plan benefit obligation at year end	1.69

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

The funded status of the Postretirement Benefit Plan was as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of year	$13	$1,608
Interest cost	—	42
Actuarial loss	—	105
Curtailment gain	—	(1,577)
Benefit payments	(13)	(165)
Projected benefit obligation at end of year	—	13
Plan assets at fair value:
Balance at beginning of year	—	—
Contributions	13	165
Benefit payments	(13)	(165)
Balance at end of period	—	—
Funded status at end of year	$—	$(13)

The Postretirement Benefit Plan net periodic cost included the following components:

Year Ended December 31,
(In thousands)	2020
Interest cost	$42
Curtailment gain	1,651
Amortization of unrealized loss	(9)
Net periodic benefit cost	$1,684

The change in accumulated other comprehensive loss that resulted from the Postretirement Benefit Plan is summarized as follows:

Year Ended December 31,
(In thousands)	2020
Balance at beginning of period	$188
Amortization of unrealized loss	(9)
Recognition of prior service cost	(74)
Loss recognized during the year	(105)
Balance at the end of the period	$—
Period end component of accumulated other comprehensive loss, net of tax	$—

Major assumptions utilized to determine the net periodic cost were as follows:

At or For the Year Ended December 31,
2020
Discount rate used for net periodic benefit cost	2.69%
Discount rate used to determine benefit obligation at period end	0.29

20. STOCK-BASED COMPENSATION

Before the Merger, Bridge and Legacy Dime granted share-based awards under their respective stock-based compensation plans, (collectively, the “Legacy Stock Plans”), which are both subject to the accounting requirements of ASC 718.

In May 2021, the Company’s shareholders approved the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. The Company no longer makes grants under the Legacy Stock Plans. Awards outstanding under the Legacy Stock Plans will continue to remain outstanding and subject to the terms and conditions of the Legacy Stock Plans. At December 31, 2022, there were 961,122 shares reserved for issuance under the 2021 Equity Incentive Plan.

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

Stock Option Activity

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average Exercise	Contractual	Value
	Options	Price	Years	(In thousands)
Options outstanding at January 1, 2022	121,253	$35.39
Options exercised	—	35.39
Options forfeited	(29,116)	35.39
Options outstanding at December 31, 2022	92,137	$35.39	6.2	$—
Options vested and exercisable at December 31, 2022	92,137	$35.39	6.2	$—

Information related to stock options during each period is as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash received for option exercise cost	$—	$431	$38
Income tax (expense) benefit recognized on stock option exercises	—	(15)	—
Intrinsic value of options exercised	—	171	8

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of December 31, 2022 were as follows:

	Outstanding Options		Vested Options
		Weighted		Weighted
		Average		Average
		Contractual		Contractual
		Years		Years
	Amount	Remaining	Amount	Remaining
Exercise Prices:
$34.87	35,671	7.1	35,671	7.1
$35.35	32,079	6.1	32,079	6.1
$36.19	24,387	5.1	24,387	5.1
Total	92,137	6.2	92,137	6.2

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2022	446,923	$26.45
Shares granted	113,113	33.84
Shares vested	(173,447)	26.67
Shares forfeited	(35,831)	27.37
Unvested allocated shares outstanding at December 31, 2022	350,758	$28.63

Information related to RSAs during each period is as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Compensation expense recognized	$3,516	$5,253	$4,217
Income tax (expense) benefit recognized on vesting of RSAs	(10)	27	(211)

As of December 31, 2022, there was $6.1 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 2.0 years.

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

During the year ended December 31, 2020, Legacy Dime modified certain PSAs to accelerate the vesting of all outstanding awards in connection with the Merger. Total expense recognized as part of the acceleration was approximately $1.7 million. There were no outstanding PSAs at December 31, 2020. As of December 31, 2022 and 2021, 60,755 shares and 38,948 shares have been granted, respectively.

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Maximum aggregate share payout at January 1, 2022	38,948	$31.40
Shares granted	60,755	29.63
Shares forfeited	(3,872)	29.63
Maximum aggregate share payout at December 31, 2022	95,831	$30.35
Minimum aggregate share payout	—	—
Expected aggregate share payout	77,449	$29.45

Information related to PSAs during each period is as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Compensation expense recognized	$760	$154	$2,279
Income tax benefit recognized on vesting of PSAs	193	—	60

As of December 31, 2022, there was $2.0 million of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 1.8 years.

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

During the year ended December 31, 2020, Legacy Dime modified certain performance-based share awards to accelerate the vesting of all outstanding awards in connection with the Merger. Total compensation expense recognized as part of the acceleration was approximately $341 thousand.   There were no outstanding sales incentive share awards at December 31, 2020. Total compensation expenses of $727 thousand and $171 thousand were recognized during the years ended December 31, 2020 and 2019. There was no sales incentive awards compensation expense recognized during the year ended December 31, 2022 and 2021.

There was no activity related to sales incentive awards during the year ended December 31, 2022 and 2021.

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Year Ended December 31,
(In thousands except share and per share amounts)	2022	2021	2020

Net income available to common stockholders	$145,270	$96,710	$37,535
Less: Dividends paid and earnings allocated to participating securities	(1,688)	(1,215)	(149)
Income attributable to common stock	$143,582	$95,495	$37,386
Weighted-average common shares outstanding, including participating securities	38,985,314	39,327,959	21,729,484
Less: weighted-average participating securities	(446,480)	(425,533)	(191,536)
Weighted-average common shares outstanding	38,538,834	38,902,426	21,537,948
Basic EPS	$3.73	$2.45	$1.74

Income attributable to common stock	$143,582	$95,495	$37,386
Weighted-average common shares outstanding	38,538,834	38,902,426	21,537,948
Weighted-average common equivalent shares outstanding	—	611	500
Weighted-average common and equivalent shares outstanding	38,538,834	38,903,037	21,538,448
Diluted EPS	$3.73	$2.45	$1.74

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 134,447, 167,053 and 15,498 weighted-average stock options outstanding for the years ended December 31, 2022, 2021 and 2020, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

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

23. COMMITMENTS AND CONTINGENCIES

Loan Commitments and Lines of Credit

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:

	2022		2021
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Available lines of credit	$73,929	$996,029	$69,333	$981,726
Other loan commitments	150,663	120,899	89,537	136,553
Stand-by letters of credit	27,020	355	34,852	689

At December 31, 2022 and 2021, the Bank had outstanding firm loan commitments that were accepted by borrowers that aggregated to $271.6 million and $226.1 million, respectively. Substantially all of the Bank’s commitments expire within three months of their acceptance by the prospective borrowers. The credit risk associated with these commitments is based on the loan type which is comprised of multifamily residential, residential mixed-use, commercial real estate, commercial mixed-use, C&I, and one-to-four family residential loans.

At December 31, 2022, the Bank had an available line of credit with the FHLBNY equal to its excess borrowing capacity. At December 31, 2022, this amount approximated $1.57 billion.

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

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by GSEs as of December 31, 2022 and December 31, 2021. In accordance with the Company’s investment policy, corporate securities are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. Obtaining market values as of December 31, 2022 and December 31, 2021 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

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

		Fair Value Measurements
		at December 31, 2022 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Treasury securities	$227,256	$—	$227,256	$—
Corporate securities	166,773	—	166,773	—
Pass-through MBS issued by GSEs	241,240	—	241,240	—
Agency CMOs	281,339	—	281,339	—
State and municipal obligations	33,979	—	33,979	—
Derivative – cash flow hedges	17,150	—	17,150	—
Derivative – freestanding derivatives, net	137,335	—	137,335	—
Financial Liabilities:
Derivative – freestanding derivatives, net	137,335	—	137,335	—

		Fair Value Measurements
		at December 31, 2021 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$80,254	$—	$80,254	$—
Treasury securities	244,769	—	244,769	—
Corporate securities	152,030	—	152,030	—
Pass-through MBS issued by GSEs	526,454	—	526,454	—
Agency CMOs	521,258	—	521,258	—
State and municipal obligations	38,946	—	38,946	—
Derivative – cash flow hedges	4,358	—	4,358	—
Derivative – freestanding derivatives, net	40,728	—	40,728	—
Financial Liabilities:
Derivative – freestanding derivatives, net	40,728	—	40,728	—

Assets Measured at Fair Value on a Non-recurring Basis

Certain financial assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances. Financial assets measured at fair value on a non-recurring basis include certain individually evaluated loans (or impaired loans prior to the adoption of ASC 326) reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.

December 31, 2022
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

Individually evaluated loans with an allowance for credit losses at December 31, 2022 had a carrying amount of $1.2 million, which is made up of the outstanding balance of $2.5 million, net of a valuation allowance of $1.3 million. Collateral dependent individually analyzed loans as of December 31, 2022 resulted in a credit loss provision of $0.7 million, which is included in the amounts reported in the consolidated statements of income for the year ended December 31, 2022.

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

		Fair Value Measurements
		at December 31, 2022 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$169,297	$169,297	$—	$—	$169,297
Securities held-to-maturity	585,798	—	505,759	—	505,759
Loans held for investment, net	10,482,145	—	—	10,005,121	10,005,121
Accrued interest receivable	48,561	—	6,105	42,456	48,561
Financial Liabilities:
Savings, money market and checking accounts	9,139,043	9,139,043	—	—	9,139,043
Certificates of Deposits ("CDs")	1,115,364	—	1,096,808	—	1,096,808
FHLBNY advances	1,131,000	—	1,131,217	—	1,131,217
Subordinated debt, net	200,283	—	180,583	—	180,583
Other short-term borrowings	1,360	1,360	—	—	1,360
Accrued interest payable	5,323	—	5,323	—	5,323

		Fair Value Measurements
		at December 31, 2021 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$393,722	$393,722	$—	$—	$393,722
Securities held-to-maturity	179,309	—	177,354	—	177,354
Loans held for investment, net	9,158,908	—	—	9,169,872	9,169,872
Accrued interest receivable	40,149	—	4,481	35,668	40,149
Financial Liabilities:
Savings, money market and checking accounts	9,605,731	9,605,731	—	—	9,605,731
CDs	853,242	—	857,342	—	857,342
FHLBNY advances	25,000	—	25,014	—	25,014
Subordinated debt, net	197,096	—	202,334	—	202,334
Other short-term borrowings	1,862	1,862	—	—	1,862
Accrued interest payable	870	—	870	—	870

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1, and common equity tier 1 capital to risk-weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk-weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at December 31, 2022 and 2021.

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

As of December 31, 2022, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based, and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at December 31, 2022 and 2021:

			For Capital		To Be Categorized
(Dollars in thousands)	Actual		Adequacy Purposes(1)		as “Well Capitalized”(1)
				Minimum		Minimum
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital / % of average total assets
Bank	$1,286,656	10.0%	$517,606	4.0%	$647,008	5.0%
Consolidated Company	1,103,498	8.5	517,914	4.0	N/A	N/A
Common equity Tier 1 capital / % of risk-weighted assets
Bank	1,286,656	11.9	485,062	4.5	700,645	6.5
Consolidated Company	986,928	9.2	485,243	4.5	N/A	N/A
Tier 1 capital / % of risk-weighted assets
Bank	1,286,656	11.9	646,749	6.0	862,332	8.0
Consolidated Company	1,103,498	10.2	646,990	6.0	N/A	N/A
Total capital / % of risk-weighted assets
Bank	1,373,431	12.7	862,332	8.0	1,077,915	10.0
Consolidated Company	1,390,272	12.9	862,654	8.0	N/A	N/A
(1)	In accordance with the Basel III rules.

			For Capital		To Be Categorized
(Dollars in thousands)	Actual		Adequacy Purposes(1)		as “Well Capitalized”(1)
				Minimum		Minimum
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital / % of average total assets
Bank	$1,215,586	10.0%	$488,506	4.0%	$610,633	5.0
Consolidated Company	1,037,235	8.5	490,420	4.0	N/A	N/A
Common equity Tier 1 capital / % of risk-weighted assets
Bank	1,215,586	12.5	436,539	4.5	630,557	6.5
Consolidated Company	920,666	9.5	436,700	4.5	N/A	N/A
Tier 1 capital / % of risk-weighted assets
Bank	1,215,586	12.5	582,052	6.0	776,070	8.0
Consolidated Company	1,037,235	10.7	582,267	6.0	N/A	N/A
Total capital / % of risk-weighted assets
Bank	1,304,242	13.4	776,070	8.0	970,087	10.0
Consolidated Company	1,304,891	13.4	776,356	8.0	N/A	N/A
(1)	In accordance with the Basel III rules.

26. CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2022 and 2021, and the related statements of income and cash flows for the years ended December 31, 2022, 2021 and 2020, reflect the Holding Company’s investment in its wholly-owned subsidiary, the Bank, using, as deemed appropriate, the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(In thousands)	2022	2021
ASSETS:
Cash and due from banks	$25,009	$27,364
Securities available-for-sale, at fair value	2,489	3,068
Marketable equity securities, at fair value	—	—
Investment in subsidiaries	1,348,962	1,366,796
Other assets	4,389	4,285
Total assets	$1,380,849	$1,401,513

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Subordinated debt, net	$200,283	$197,096
Other liabilities	10,983	11,797
Stockholders’ equity	1,169,583	1,192,620
Total liabilities and stockholders’ equity	$1,380,849	$1,401,513

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (1)

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net interest loss	$(10,394)	$(8,427)	$(5,147)
Dividends received from Bank	95,000	20,000	30,000
Non-interest income	—	136	361
Non-interest expense	(1,720)	(4,361)	(1,176)
Income before income taxes and equity in undistributed earnings of direct subsidiaries	82,886	7,348	24,038
Income tax credit	4,001	4,051	1,819
Income before equity in undistributed earnings of direct subsidiaries	86,887	11,399	25,857
Equity in undistributed earnings of subsidiaries	65,669	92,597	16,461
Net income	$152,556	$103,996	$42,318
(1)	Other comprehensive income for the Holding Company approximated other comprehensive income for the consolidated Company during the years ended December 31, 2022, 2021 and 2020.

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$152,556	$103,996	$42,318
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of direct subsidiaries	(65,669)	(92,597)	(16,461)
Net gain on marketable equity securities	—	(131)	(361)
Net accretion	(111)	(157)	146
Loss on extinguishment of debt	740	—	—
(Increase) decrease in other assets	(104)	761	(502)
(Decrease) increase in other liabilities	(1,096)	269	214
Net cash provided by operating activities	86,316	12,141	25,354

Cash flows from investing activities:
Proceeds sales of marketable equity securities	—	6,101	546
Purchases of securities available-for-sale and marketable equity securities	—	(3,000)	(261)
Reimbursement from subsidiary, including purchases of securities available-for-sale	—	—	2
Net cash received in business combination	—	11,545	—
Net cash provided by investing activities	—	14,646	287

Cash flows from financing activities:
Proceeds from subordinated debentures issuance, net	157,559	—	—
Redemption of subordinated debentures	(155,000)	—	—
Redemption of preferred stock	—	—	(3)
Proceeds from preferred stock issuance, net	—	—	116,569
Proceeds from exercise of stock options	—	431	38
Release of stock for benefit plan awards	1,167	1,153	84
Payments related to tax withholding for equity awards	(1,558)	(111)	(3,060)
BMP ESOP shares received to satisfy distribution of retirement benefits	—	(993)	—
Treasury shares repurchased	(46,762)	(59,280)	(35,356)
Cash dividends paid to preferred stockholders	(7,286)	(7,286)	(4,783)
Cash dividends paid to common stockholders	(36,791)	(39,351)	(18,696)
Net cash (used in) provided by financing activities	(88,671)	(105,437)	54,793

Net (decrease) increase in cash and due from banks	(2,355)	(78,650)	80,434
Cash and due from banks, beginning of period	27,364	106,014	25,580
Cash and due from banks, end of period	$25,009	$27,364	$106,014

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2022, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe LLP appears on page 104.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding Directors, Executive Officers and Corporate Governance will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2023 and is incorporated herein by reference thereto.

Item 11. Executive Compensation

The information regarding Executive Compensation will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2023 and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2023 and is incorporated herein by reference thereto.

Set forth below is certain information as of December 31, 2022, regarding the Company’s equity compensation plans that have been approved by stockholders. The Company does not have any equity compensation plans that have not been approved by stockholders.

	Number of securities to	Weighted average
Equity compensation	be issued upon exercise	exercise price with	Number of securities
plan approved by	of outstanding options	respect to outstanding	remaining available for
stockholders	and awards	stock options	issuance under the plan
2012 Equity Incentive Plan	56,466	$ 35.71	—
2019 Equity Incentive Plan	35,671	34.87	—
2021 Equity Incentive Plan	—	-	961,122
Employee Stock Purchase Plan	—	-	957,153
Total	92,137	$ 35.39	1,918,275

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions and Director Independence will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2023 and is incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services

The information regarding the Company’s independent registered public accounting firm’s fees and services will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2023 and is incorporated herein by reference thereto.

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

See Exhibit Index on page 103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

of Dime Community Bancshares, Inc. and Subsidiaries
Hauppauge, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements").  We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses for Loans – Qualitative Factors

As described in Notes 1 and 5 to the financial statements, the Company estimates expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss (“CECL”) methodology.  At December 31, 2022, the allowance for credit losses (the “ACL”) on the overall loan portfolio was $83.5 million.

In determining the ACL related to loans that are collectively evaluated, expected credit losses are determined by calculating a loss percentage by loan segment, or pool.  Management estimates the allowance for credit losses on each loan pool using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Historically observed credit loss experience of peer banks within the Company’s geography, adjusted for prepayment and curtailment assumptions as well as macro-economic variables, provide the basis for the estimation of quantitatively modeled expected credit losses on similar loan pools.

The quantitative results of the modeling are then adjusted using qualitative factors. These factors include: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due loans; (6) the quality of our loan review system; (7) the value of underlying collateral for collateralized loans; (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.  A significant amount of judgment is required to assess the reasonableness of the qualitative factors.  Further, changes to these factors could have a material effect on the Company’s financial results.

The qualitative factors contribute significantly to the determination of the ACL related to loans that share similar risk characteristics. We identified the assessment of qualitative factors as a critical audit matter because auditing management’s estimate required especially subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included testing the effectiveness of controls over the evaluation of the qualitative factors and substantively testing management’s process related to the assessment of qualitative factors. The testing of the effectiveness of controls over the evaluation of qualitative factors involved controls addressing management’s review and approval of the qualitative factors, including significant assumptions and judgments made and the relevance and reliability of data used as the basis for those judgments.  The substantive testing of management’s process related to the assessment of qualitative factors, including evaluating management’s judgments and significant assumptions used in the assessment of qualitative factors, involved evaluation of the reasonableness of management’s judgments related to qualitative factors to determine if they are calculated to conform with management’s policies.

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

February 28, 2023

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

4.2

Indenture, dated as of September 21, 2015, by and between the Registrant, as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, filed on September 21, 2015 (SEC File No. 001-34096))

4.3

First Supplemental Indenture, dated as of September 21, 2015, by and between the Registrant and Wilmington Trust, National Association, as Trustee, including the form of the 5.25% fixed-to-floating rate subordinated debentures due 2025 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed September 21, 2015 (SEC File No. 001-34096))

4.4

Second Supplemental Indenture, dated as of September 21, 2015, by and between the Registrant and Wilmington Trust, National Association, as Trustee, including the form of the 5.75% fixed-to-floating rate subordinated debentures due 2030 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K, filed September 21, 2015 (SEC File No. 001-34096))

4.5

Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Dime Community Bancshares, Inc.’s Form 8-K, filed on June 13, 2017 (SEC File No. 000-27782))

4.6

First Supplemental Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, including the form of the 4.50% fixed-to-floating rate subordinated debentures due 2027 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.2 to Dime Community Bancshares, Inc.’s Form 8-K, filed on June 13, 2017 (SEC File No. 000-27782))

4.7

Second Supplemental Indenture, dated as of February 1, 2021, by and between the Registrant and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K, filed February 1, 2021 (SEC File No. 000-27782))

4.8

Indenture, dated May 6, 2022, between the Registrant and Wilmington Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed May 6, 2022 (SEC File No. 001-34096))

4.9

First Supplemental Indenture, May 6, 2022, between the Registrant and Wilmington Trust National Association, as Trustee, including the form of 5.000% Fixed-to-Floating Rate Subordinated Notes due 2032 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed May 6, 2022 (SEC File No. 001-34096))

10.1

Form of Employment Agreement entered into with Kevin M. O’Connor, Stuart H. Lubow, Avinash Reddy and Conrad J. Gunther (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.2

Form of Amendment to Employment Agreement entered into with Kevin M. O’Connor, Stuart H. Lubow, Avinash Reddy and Conrad J. Gunther (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 28, 2021 (File No. 001-34096))

10.3

Second Amendment to Employment Agreement entered into with Stuart H. Lubow (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 23, 2021 (File No. 001-34096))

10.4	Change in Control Employment Agreement between Dime Community Bancshares, Inc. and Patricia M. Schaubeck

10.5	Amendments One and Two to the Change in Control Employment Agreement between Dime Community Bancshares, Inc. and Patricia M. Schaubeck

10.6

Form of Retention and Award Agreement entered into with Kevin M. O’Connor, Stuart H. Lubow, Avinash Reddy and Conrad J. Gunther (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.7

Form of Defense of Tax Position Agreement entered into with Kevin M. O’Connor, Kenneth J. Mahon, Stuart H. Lubow, Avinash Reddy and Conrad J. Gunther (incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.8

Executive Chairman and Separation Agreement entered into with Kenneth J. Mahon (incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.9	Dime Community Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 2, 2021 (File No. 001-34096))

10.10	Amendment One to the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan

10.11	Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 16, 2021)

10.12	Dime Community Bancshares, Inc. 2019 Equity Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 1, 2019)

10.13	2012 Stock-Based Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 2, 2012)

10.14	Bridge Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, filed April 2, 2018 (SEC File No. 001-34096))

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover page to this Annual Report on Form 10-K, formatted in Inline XBRL

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIME COMMUNITY BANCSHARES, INC.
Registrant

February 28, 2023	/s/ Kevin M. O’Connor
Kevin M. O’Connor
Chief Executive Officer

February 28, 2023	/s/ Avinash Reddy
Avinash Reddy
Senior Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

February 28, 2023	/s/ Kenneth J. Mahon	Director
Kenneth J. Mahon

February 28, 2023	/s/ Marcia Z. Hefter	Director
Marcia Z. Hefter

February 28, 2023	/s/ Rosemarie Chen	Director
Rosemarie Chen

February 28, 2023	/s/ Michael P. Devine	Director
Michael P. Devine

February 28, 2023	/s/ Matthew A. Lindenbaum	Director
Matthew A. Lindenbaum

February 28, 2023	/s/ Albert E. McCoy, Jr.	Director
Albert E. McCoy, Jr.

February 28, 2023	/s/ Raymond A. Nielsen	Director
Raymond A. Nielsen

February 28, 2023	/s/ Kevin M. O’Connor	Director
Kevin M. O’Connor

February 28, 2023	/s/ Paul M. Aguggia	Director
Paul M. Aguggia

February 28, 2023	/s/ Joseph J. Perry	Director
Joseph J. Perry

February 28, 2023	/s/ Kevin Stein	Director
Kevin Stein

February 28, 2023	/s/ Dennis A. Suskind	Director
Dennis A. Suskind