Form 10-Q
period 2023-03-31
Dime Community Bancshares, Inc. /NY/
filed 2023-05-08
CIK 846617

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at April 30, 2023
$0.01 Par Value	38,809,466

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (together with its direct and indirect subsidiaries, the “Company”), in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on such statements. These factors include, without limitation, the following:

●	increases in competitive pressure among financial institutions or from non-financial institutions;
●	inflation and fluctuation in market interest rates, which may affect demand for our products, interest margins and the fair value of financial instruments;
●	changes in deposit flows, loan demand or real estate values;
●	changes in the quality and composition of our loan or investment portfolios or unanticipated or significant increases in loan losses;
●	changes in accounting principles, policies or guidelines;
●	changes in corporate and/or individual income tax laws or policies;
●	general socio-economic conditions, including conditions caused by COVID-19 pandemic, other public health emergencies, international conflict, inflation and recessionary pressures, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry;
●	legislative, regulatory or policy changes;
●	technological changes;
●	breaches or failures of the Company’s information technology security systems;
●	difficulties or unanticipated expenses incurred in the consummation of new business initiatives or the integration of any acquired entities;
●	litigation or matters before regulatory agencies; and
●	the risks referred to in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.   Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands except share amounts)

	March 31,	December 31,
	2023	2022
Assets:
Cash and due from banks	$663,132	$169,297
Securities available-for-sale, at fair value	926,812	950,587
Securities held-to-maturity	605,642	585,798
Loans held for sale	2,171	—
Loans held for investment, net of fees and costs	10,731,845	10,566,831
Allowance for credit losses	(78,335)	(83,507)
Total loans held for investment, net	10,653,510	10,483,324
Premises and fixed assets, net	45,863	46,749
Restricted stock	105,258	88,745
Bank Owned Life Insurance ("BOLI")	335,455	333,292
Goodwill	155,797	155,797
Other intangible assets	6,107	6,484
Operating lease assets	57,204	57,857
Derivative assets	130,294	154,485
Accrued interest receivable	49,926	48,561
Other assets	104,553	108,945
Total assets	$13,841,724	$13,189,921

Liabilities:
Interest-bearing deposits	$7,447,990	$6,735,189
Non-interest-bearing deposits	3,122,245	3,519,218
Total deposits	10,570,235	10,254,407
Federal Home Loan Bank of New York ("FHLBNY") advances	1,498,000	1,131,000
Other short-term borrowings	2,068	1,360
Subordinated debt, net	200,261	200,283
Derivative cash collateral	120,680	153,040
Operating lease liabilities	59,757	60,340
Derivative liabilities	115,568	137,335
Other liabilities	83,902	82,573
Total liabilities	12,650,471	12,020,338

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at March 31, 2023 and December 31, 2022)	116,569	116,569
Common stock ($0.01 par, 80,000,000 shares authorized, 41,621,772 shares issued at March 31, 2023 and December 31, 2022, and 38,804,361 shares and 38,573,000 shares outstanding at March 31, 2023 and December 31, 2022, respectively)	416	416
Additional paid-in capital	493,801	495,410
Retained earnings	789,010	762,762
Accumulated other comprehensive loss, net of deferred taxes	(98,638)	(94,379)
Unearned equity awards	(13,468)	(8,078)
Treasury stock, at cost (2,817,411 shares and 3,048,772 shares at March 31, 2023 and December 31, 2022, respectively)	(96,437)	(103,117)
Total stockholders' equity	1,191,253	1,169,583
Total liabilities and stockholders' equity	$13,841,724	$13,189,921

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Interest income:
Loans	$128,439	$86,420
Securities	8,431	7,131
Other short-term investments	3,802	368
Total interest income	140,672	93,919
Interest expense:
Deposits and escrow	37,272	2,531
Borrowed funds	16,171	2,278
Derivative cash collateral	1,477	1
Total interest expense	54,920	4,810
Net interest income	85,752	89,109
Recovery for credit losses	(3,648)	(1,592)
Net interest income after recovery for credit losses	89,400	90,701

Non-interest income:
Service charges and other fees	3,814	4,058
Title fees	292	421
Loan level derivative income	3,133	6
BOLI income	2,163	1,839
Gain on sale of Small Business Administration ("SBA") loans	516	242
Gain on sale of residential loans	48	148
Net loss on sale of securities and other assets	(1,447)	—
Other	482	489
Total non-interest income	9,001	7,203
Non-interest expense:
Salaries and employee benefits	26,634	30,834
Occupancy and equipment	7,373	7,584
Data processing costs	4,238	3,805
Marketing	1,449	1,295
Professional services	1,923	2,094
Federal deposit insurance premiums	1,873	1,150
Amortization of other intangible assets	377	586
Other	3,608	2,540
Total non-interest expense	47,475	49,888
Income before income taxes	50,926	48,016
Income tax expense	13,623	13,485
Net income	37,303	34,531
Preferred stock dividends	1,821	1,821
Net income available to common stockholders	$35,482	$32,710
Earnings per common share:
Basic	$0.92	$0.82
Diluted	$0.92	$0.82

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Net income	$37,303	$34,531
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities:
Change in net unrealized loss during the period	(2,302)	(70,131)
Reclassification adjustment for net losses included in net loss on sale of securities and other assets	1,447	—
Accretion of net unrealized loss on securities transferred to held-to-maturity	757	170
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(370)	(934)
Change in the net actuarial gain	221	997
Change in unrealized gain (loss) on derivatives:
Change in net unrealized (loss) gain during the period	(2,111)	6,852
Reclassification adjustment for expense included in interest expense	(313)	31
Other comprehensive loss before income taxes	(2,671)	(63,015)
Deferred tax expense (benefit)	1,588	(19,816)
Total other comprehensive loss, net of tax	(4,259)	(43,199)
Total comprehensive income (loss)	$33,044	$(8,668)

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31, 2023
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2023	38,573,000	$116,569	$416	$495,410	$762,762	$(94,379)	$(8,078)	$(103,117)	$1,169,583
Net income	—	—	—	—	37,303	—	—	—	37,303
Other comprehensive loss, net of tax	—	—	—	—	—	(4,259)	—	—	(4,259)
Release of shares, net of forfeitures	293,106	—	—	(1,608)	—	—	(6,692)	8,507	207
Stock-based compensation	—	—	—	—	—	—	1,302	—	1,302
Shares received related to tax withholding	(36,932)	—	—	(1)	—	—	—	(1,112)	(1,113)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(9,234)	—	—	—	(9,234)
Purchase of treasury stock	(24,813)	—	—	—	—	—	—	(715)	(715)
Ending balance as of March 31, 2023	38,804,361	116,569	416	493,801	789,010	(98,638)	(13,468)	(96,437)	1,191,253

	Three Months Ended March 31, 2022
						Accumulated
						Other
						Comprehensive
	Number of			Additional		(Loss) Income,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2022	39,877,833	$116,569	$416	$494,125	$654,726	$(6,181)	$(7,842)	$(59,193)	$1,192,620
Net income	—	—	—	—	34,531	—	—	—	34,531
Other comprehensive income, net of tax	—	—	—	—	—	(43,199)	—	—	(43,199)
Release of shares, net of forfeitures	127,812	—	—	844	(146)	—	(3,939)	3,284	43
Stock-based compensation	—	—	—	—	—	—	1,219	—	1,219
Shares received related to tax withholding	(40,731)	—	—	—	—	—	—	(1,414)	(1,414)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(9,300)	—	—	—	(9,300)
Purchase of treasury stock	(505,005)	—	—	—	—	—	—	(17,392)	(17,392)
Ending balance as of March 31, 2022	39,459,909	116,569	416	494,969	677,990	(49,380)	(10,562)	(74,715)	1,155,287

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,303	$34,531
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on sales of securities available-for-sale and other assets	1,447	—
Net gain on sale of loans held for sale	(564)	(390)
Net depreciation, amortization and accretion	1,602	2,768
Amortization of other intangible assets	377	586
Stock-based compensation	1,302	1,219
Recovery for credit losses	(3,648)	(1,592)
Originations of loans held for sale	(2,220)	(6,179)
Proceeds from sale of loans originated for sale	8,940	9,158
Increase in cash surrender value of BOLI	(2,163)	(1,839)
Decrease in other assets	2,837	8,967
(Decrease) increase in other liabilities	(31,796)	32,394
Net cash provided by operating activities	13,417	79,623
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	77,804	—
Purchases of securities available-for-sale	(78,157)	(3,000)
Purchases of securities held-to-maturity	(23,739)	(31,944)
Proceeds from calls and principal repayments of securities available-for-sale	21,000	49,853
Proceeds from calls and principal repayments of securities held-to-maturity	4,714	2,733
Proceeds from the sale of portfolio loans transferred to held for sale	—	1,069
Net increase in loans	(175,002)	(23,179)
Purchases of fixed assets, net	(787)	(1,842)
Purchases of restricted stock, net	(16,513)	(1,166)
Net cash used in investing activities	(190,680)	(7,476)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits	315,884	(28,872)
Proceeds from FHLBNY advances, short-term, net	205,000	25,000
Proceeds from FHLBNY advances, long-term	162,000	—
Proceeds of other short-term borrowings, net	708	991
Release of stock for benefit plan awards	207	43
Payments related to tax withholding for equity awards	(1,113)	(1,414)
Purchase of treasury stock	(715)	(17,392)
Cash dividends paid to preferred stockholders	(1,821)	(1,821)
Cash dividends paid to common stockholders	(9,052)	(9,410)
Net cash provided by (used in) financing activities	671,098	(32,875)
Increase in cash and cash equivalents	493,835	39,272
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	169,297	393,722
CASH AND CASH EQUIVALENTS, END OF PERIOD	$663,132	$432,994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,970	$1,601
Cash paid for interest	47,401	4,933
Securities available-for-sale transferred to held-to-maturity	—	175,260
Loans transferred to held for sale	8,232	15,172
Operating lease assets in exchange for operating lease liabilities	2,173	1,002

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

Dime Community Bancshares, Inc. (the “ Holding Company”) is engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank (“the Bank”). The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Holding Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations include Dime Community Inc., a real estate investment trust subsidiary which was formerly known as Bridgehampton Community, Inc., as an operating subsidiary. Our bank operations also include Dime Abstract LLC (“Dime Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. In September 2021, the Company dissolved two REITs, DSBW Preferred Funding Corporation and DSBW Residential Preferred Funding Corporation, which were wholly-owned subsidiaries of the Bank, and the preferred shares outstanding were redeemed by their shareholders. As of March 31, 2023, we operated 59 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, and the Bronx.

The unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q include the collective results of the Holding Company and its wholly-owned subsidiary, the Bank, which are collectively herein referred to as “we”, “us”, “our” and the “Company.”

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which remain significantly unchanged and have been followed similarly as in prior periods.

Risks and Uncertainties

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

It is possible that there will be continued material, adverse impacts to significant estimates, asset valuations, and business operations, including intangible assets, investments, loans, deferred tax assets, and derivative counterparty risk.

2.SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of March 31, 2023 and December 31, 2022, the results of operations and statements of comprehensive income for the three months ended March 31, 2023 and 2022, the changes in stockholders’ equity for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022.

Please see "Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for a discussion of areas in the accompanying unaudited condensed consolidated financial statements utilizing significant estimates.

Adoption of Recent Accounting Standards

ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method

On March 28, 2022, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. The purpose of this updated guidance is to further align risk management objectives with hedge accounting results on the application of the last-of-layer method, which was first introduced in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2022-01 is effective for public business entities for fiscal years beginning after December 15, 2022, with early adoption in the interim period, permitted. For entities who have already adopted ASU 2017-12, immediate adoption is allowed.  The Company adopted this ASU on January 1, 2023, on a prospective basis; therefore, there was no impact to the consolidated financial statements.

ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

ASU 2022-02 eliminates troubled debt restructuring (“TDR”) recognition and measurement guidance and, instead, requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. ASU 2022-02 enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For entities that have adopted the amendments of ASU 2016-13, the amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This ASU is effective for the Company on January 1, 2023. The Company adopted ASU 2022-02 on its effective date using the modified retrospective method. The adoption of ASU 2022-02 did not have a material impact on the Company's consolidated financial statements.

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

3.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive (loss) income, net of tax, was as follows:

				Total
				Accumulated
		Defined		Other
		Benefit		Comprehensive
(In thousands)	Securities	Plans	Derivatives	Income (Loss)
Balance as of January 1, 2023	$(100,870)	$(5,266)	$11,757	$(94,379)
Other comprehensive (loss) income before reclassifications	(4,313)	155	(1,172)	(5,330)
Amounts reclassified from accumulated other comprehensive loss	1,551	(260)	(220)	1,071
Net other comprehensive (loss) income during the period	(2,762)	(105)	(1,392)	(4,259)
Balance as of March 31, 2023	$(103,632)	$(5,371)	$10,365	$(98,638)

Balance as of January 1, 2022	$(7,864)	$(1,306)	$2,989	$(6,181)
Other comprehensive (loss) income before reclassifications	(48,075)	683	4,697	(42,695)
Amounts reclassified from accumulated other comprehensive loss	116	(641)	21	(504)
Net other comprehensive (loss) income during the period	(47,959)	42	4,718	(43,199)
Balance as of March 31, 2022	$(55,823)	$(1,264)	$7,707	$(49,380)

The before and after tax amounts allocated to each component of other comprehensive (loss) income are presented in the table below for the periods indicated.

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Change in unrealized gain (loss) on securities:
Change in net unrealized loss during the period	$(2,302)	$(70,131)
Reclassification adjustment for net losses included in net loss on sale of securities and other assets	1,447	—
Accretion of net unrealized loss on securities transferred to held-to-maturity	757	170
Net change	(98)	(69,961)
Tax benefit (expense)	2,664	(22,002)
Net change in unrealized loss on securities, net of reclassification adjustments and tax	(2,762)	(47,959)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(370)	(934)
Change in the net actuarial gain	221	997
Net change	(149)	63
Tax (expense) benefit	(44)	21
Net change in pension and other postretirement obligations	(105)	42
Change in unrealized gain (loss) on derivatives:
Change in net unrealized (loss) gain during the period	(2,111)	6,852
Reclassification adjustment for expense included in interest expense	(313)	31
Net change	(2,424)	6,883
Tax (expense) benefit	(1,032)	2,165
Net change in unrealized (loss) gain on derivatives, net of reclassification adjustments and tax	(1,392)	4,718
Other comprehensive loss, net of tax	$(4,259)	$(43,199)

4.EARNINGS PER COMMON SHARE

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended
	March 31,
(In thousands except share and per share amounts)	2023	2022

Net income available to common stockholders	$35,482	$32,710
Less: Dividends paid and earnings allocated to participating securities	(389)	(374)
Income attributable to common stock	$35,093	$32,336
Weighted-average common shares outstanding, including participating securities	38,568,640	39,680,652
Less: weighted-average participating securities	(417,175)	(429,404)
Weighted-average common shares outstanding	38,151,465	39,251,248
Basic EPS	$0.92	$0.82

Income attributable to common stock	$35,093	$32,336
Weighted-average common shares outstanding	38,151,465	39,251,248
Weighted-average common equivalent shares outstanding	—	—
Weighted-average common and equivalent shares outstanding	38,151,465	39,251,248
Diluted EPS	$0.92	$0.82

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 92,137 and 121,253 weighted-average stock options outstanding for the three months ended March 31, 2023 and 2022 which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

5.PREFERRED STOCK

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

6.SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(709)	$9,291
Treasury securities	246,646	—	(16,215)	230,431
Corporate securities	172,626	—	(28,744)	143,882
Pass-through mortgage-backed securities ("MBS") issued by government sponsored entities ("GSEs")	263,194	—	(28,120)	235,074
Agency collateralized mortgage obligations ("CMOs")	324,394	2	(46,002)	278,394
State and municipal obligations	32,078	—	(2,338)	29,740
Total securities available-for-sale	$1,048,938	$2	$(122,128)	$926,812

	March 31, 2023
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,258	$—	$(11,619)	$77,639
Corporate securities	9,000	—	(2,063)	6,937
Pass-through MBS issued by GSEs	290,698	123	(37,137)	253,684
Agency CMOs	216,686	16	(22,390)	194,312
Total securities held-to-maturity	$605,642	$139	$(73,209)	$532,572

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Treasury securities	$246,899	$—	$(19,643)	$227,256
Corporate securities	183,791	57	(17,075)	166,773
Pass-through mortgage-backed securities ("MBS") issued by government sponsored entities ("GSEs")	272,774	—	(31,534)	241,240
Agency collateralized mortgage obligations ("CMOs")	331,394	2	(50,057)	281,339
State and municipal obligations	37,000	—	(3,021)	33,979
Total securities available-for-sale	$1,071,858	$59	$(121,330)	$950,587

	December 31, 2022
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,157	$—	$(14,095)	$75,062
Corporate securities	9,000	—	(553)	8,447
Pass-through MBS issued by GSEs	278,281	—	(40,960)	237,321
Agency CMOs	209,360	—	(24,431)	184,929
Total securities held-to-maturity	$585,798	$—	$(80,039)	$505,759

There were no transfers to or from securities held-to-maturity during the three months ended March 31, 2023. The Company transfeed securities with a book value of $182.1 million from available-for-sale to held-to-maturity during the three months ended March 31, 2022.

The carrying amount of securities pledged at March 31, 2023 and December 31, 2022 was $667.9 million and $631.4 million, respectively.

At March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The amortized cost and fair value of securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	March 31, 2023
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$11,050	$10,679
One to five years	269,229	251,440
Five to ten years	175,926	146,950
Beyond ten years	5,145	4,275
Pass-through MBS issued by GSEs and agency CMO	587,588	513,468
Total	$1,048,938	$926,812

Held-to-maturity
Within one year	$—	$—
One to five years	10,000	9,407
Five to ten years	88,258	75,169
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMO	507,384	447,996
Total	$605,642	$532,572

The following table presents the information related to sales of securities available-for-sale as of the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Securities available-for-sale
Proceeds	$77,804	$—
Gross gains	130	—
Tax expense on gains	39	—
Gross losses	1,577	—
Tax benefit on losses	467	—

There were no sales of securities held-to-maturity during the three months ended March 31, 2023 and 2022.

The following table summarizes the gross unrealized losses and fair value of securities available-for-sale aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	March 31, 2023
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$—	$—	$9,291	$709	$9,291	$709
Treasury securities	—	—	230,431	16,215	230,431	16,215
Corporate securities	81,866	13,507	62,016	15,237	143,882	28,744
Pass-through MBS issued by GSEs	27,912	867	207,162	27,253	235,074	28,120
Agency CMOs	3,778	32	269,614	45,970	273,392	46,002
State and municipal obligations	2,021	29	27,719	2,309	29,740	2,338

	December 31, 2022
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Treasury securities	$—	$—	$227,256	$19,643	$227,256	$19,643
Corporate securities	110,707	8,494	50,116	8,581	160,823	17,075
Pass-through MBS issued by GSEs	50,813	2,010	190,427	29,524	241,240	31,534
Agency CMOs	55,924	3,454	220,413	46,603	276,337	50,057
State and municipal obligations	10,848	174	22,681	2,847	33,529	3,021

As of March 31, 2023, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available-for-sale debt securities was required. Additionally, given the high-quality composition of the Company’s held-to-maturity portfolio, the Company did not record an allowance for credit losses on the held-to-maturity portfolio. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Accrued interest receivable on securities totaling $4.7 million and $5.4 million at March 31, 2023 and December 31, 2022, respectively, was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

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

At March 31, 2023, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. government: Agency Notes, Treasury Securities, Pass-through MBS issued by GSEs, Agency Collateralized Mortgage Obligations. Substantially all of the corporate bonds within the portfolio have maintained an investment grade rating by either Kroll, Egan-Jones, Fitch, Moody’s or Standard and Poor’s. None of the unrealized losses are related to credit losses. Substantially all of the state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

7.LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	March 31, 2023	December 31, 2022
One-to-four family residential and cooperative/condominium apartment	$799,321	$773,321
Multifamily residential and residential mixed-use	4,118,439	4,026,826
Commercial real estate ("CRE")	4,510,968	4,457,630
Acquisition, development, and construction	221,015	229,663
Total real estate loans	9,649,743	9,487,440
Commercial and industrial ("C&I")	1,074,930	1,071,712
Other loans	7,172	7,679
Total	10,731,845	10,566,831
Allowance for credit losses	(78,335)	(83,507)
Loans held for investment, net	$10,653,510	$10,483,324

Included in C&I loans were Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans totaling $2.1 million and $5.8 million at March 31, 2023 and December 31, 2022, respectively. SBA PPP loans carry a 100% guarantee from the SBA.

The following tables present data regarding the allowance for credit losses activity for the periods indicated:

	At or for the Three Months Ended March 31, 2023
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
(In thousands)	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance	$5,969	$8,360	$27,329	$1,723	$43,381	$39,853	$273	$83,507
Provision (recovery) for credit losses	43	(747)	(2,851)	792	(2,763)	(834)	(34)	(3,631)
Charge-offs	—	—	—	—	—	(2,029)	(1)	(2,030)
Recoveries	—	—	—	—	—	487	2	489
Ending balance	$6,012	$7,613	$24,478	$2,515	$40,618	$37,477	$240	$78,335

	At or for the Three Months Ended March 31, 2022
	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
(In thousands)	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Allowance for credit losses:
Beginning balance	$5,932	$7,816	$29,166	$4,857	$47,771	$35,331	$751	$83,853
(Recovery) provision for credit losses	(1,404)	(757)	(521)	(99)	(2,781)	1,516	(389)	(1,654)
Charge-offs	—	—	—	—	—	(2,635)	(3)	(2,638)
Recoveries	—	2	—	—	2	51	1	54
Ending balance	$4,528	$7,061	$28,645	$4,758	$44,992	$34,263	$360	$79,615

The following tables present the amortized cost basis of loans on non-accrual status as of the periods indicated:

	March 31, 2023
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
One-to-four family residential and cooperative/condominium apartment	$-	$2,808	$138
CRE	4,659	3,409	1,010
Acquisition, development, and construction	-	657	305
C&I	978	18,934	18,169
Other	-	99	99
Total	$5,637	$25,907	$19,721

	December 31, 2022
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
One-to-four family residential and cooperative/condominium apartment	$-	$3,203	$181
CRE	4,915	3,417	1,424
Acquisition, development, and construction	657	-	-
C&I	503	21,443	20,685
Other	-	99	99
Total	$6,075	$28,162	$22,389

The Company did not recognize interest income on non-accrual loans held for investment during the three months ended March 31, 2023 and 2022.

The following tables summarize the past due status of the Company’s investment in loans as of the dates indicated:

	March 31, 2023
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$6,617	$419	$—	$2,808	$9,844	$789,477	$799,321
Multifamily residential and residential mixed-use	3,841	—	—	—	3,841	4,114,598	4,118,439
CRE	4,603	716	—	8,068	13,387	4,497,581	4,510,968
Acquisition, development, and construction	—	—	—	657	657	220,358	221,015
Total real estate	15,061	1,135	—	11,533	27,729	9,622,014	9,649,743
C&I	3,403	233	—	19,912	23,548	1,051,382	1,074,930
Other	229	3	—	99	331	6,841	7,172
Total	$18,693	$1,371	$—	$31,544	$51,608	$10,680,237	$10,731,845

	December 31, 2022
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$686	$—	$—	$3,203	$3,889	$769,432	$773,321
Multifamily residential and residential mixed-use	4,817	—	—	—	4,817	4,022,009	4,026,826
CRE	14,189	—	—	8,332	22,521	4,435,109	4,457,630
Acquisition, development, and construction	—	—	—	657	657	229,006	229,663
Total real estate	19,692	—	—	12,192	31,884	9,455,556	9,487,440
C&I	3,561	741	—	21,946	26,248	1,045,464	1,071,712
Other	264	1	—	99	364	7,315	7,679
Total	$23,517	$742	$—	$34,237	$58,496	$10,508,335	$10,566,831

Accruing Loans 90 Days or More Past Due:

The Company did not have accruing loans 90 days or more past due as of March 31, 2023 or December 31, 2022.

Collateral Dependent Loans:

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated:

	March 31, 2023		December 31, 2022
	Real Estate	Associated Allowance	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses	Collateral Dependent	for Credit Losses
CRE	$7,112	$860	$7,391	$1,297
Acquisition, development, and construction	657	305	657	-
C&I	945	-	949	-
Total	$8,714	$1,165	$8,997	$1,297

Loan Restructurings

The Company adopted ASU No. 2022-02 on January 1, 2023, which eliminates the recognition and measurement of a TDR. Due to the removal of the TDR designation, the Company applies the loan refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include conditions where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and/or a combinations of these modifications. The disclosures related to loan restructuring are only for modifications that directly affect cash flows.

The following table shows the amortized cost basis as of March 31, 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted):

	March 31, 2023

		Term Extension		% of Total Class
	Significant	and Significant		of Financing
(Dollars in thousands)	Payment Delay	Payment Delay	Total	Receivable
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$2,850	$—	$2,850	0.4%
Multifamily residential and residential mixed-use	—	—	—	0.0
CRE	—	—	—	0.0
Acquisition, development, and construction	—	—	—	0.0
C&I	—	475	475	0.0
Other loans	—	—	—	0.0
Total	$2,850	$475	$3,325	0.0%

During the three months ended March 31, 2023, there was one one-to-four family residential modification which resulted in a significant payment delay. Twelve months of principal payments were deferred until maturity. Also during the three months ended March 31, 2023 there was one C&I loan modification which resulted in a term extension and a significant payment delay. The term was extended for 6 months and payments were reduced from the original contractual payment amount during the extension period.

The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table describes the performance of loans that have been modified during the quarter ended March 31, 2023.

	March 31, 2023
		30-59 Days	60-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due	Past Due	Total
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$2,850	$—	$—	$—	$2,850
Multifamily residential and residential mixed-use	—	—	—	—	—
CRE	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
C&I	475	—	—	—	475
Other loans	—	—	—	—	—
Total	$3,325	$—	$—	$—	$3,325

As of March 31, 2023, the Bank had no commitments to lend any additional funds on restructured loans. In addition, the Bank had no loans that defaulted during the quarter and were modified in the 12 months before default to borrowers experiencing financial difficulty.

Prior to our adoption of ASU 2022-02, as of December 31, 2022, the Company had TDRs totaling $22.1 million. The Company has allocated $9.1 million of allowance for those loans at December 31, 2022, with no commitments to lend additional amounts.

The following table presents the loans by category modified as TDRs that occurred during the year ended December 31, 2022.

	Modifications During the Year Ended December 31, 2022
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
One-to-four family residential and cooperative/condominium apartment	2	$762	$762
CRE	1	991	991
Acquisition, development, and construction	1	13,500	13,500
C&I	7	21,934	21,938
Other	1	276	276
Total	12	$37,463	$37,467

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit structure, loan documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying them based on credit risk. The Company uses the following definitions for risk ratings:

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	March 31, 2023
(In thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
One-to-four family residential, and condominium/cooperative apartment:
Pass	$43,242	$223,185	$105,682	$71,817	$64,559	$223,911	$36,080	$14,027	$782,503
Special mention	—	—	—	—	—	765	159	1,140	2,064
Substandard	—	—	947	1,021	1,226	10,612	—	949	14,754
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	43,242	223,185	106,629	72,838	65,785	235,288	36,239	16,116	799,321
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Multifamily residential and residential mixed-use:
Pass	137,533	1,378,920	596,720	295,172	396,885	1,182,588	11,981	4,364	4,004,163
Special mention	—	—	4,269	18,190	14,149	19,272	—	—	55,880
Substandard	—	—	—	10,766	—	47,630	—	—	58,396
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	137,533	1,378,920	600,989	324,128	411,034	1,249,490	11,981	4,364	4,118,439
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

CRE:
Pass	168,749	1,015,122	848,614	684,193	496,165	1,136,286	29,949	23,247	4,402,325
Special mention	—	2,812	—	47,905	4,630	27,888	—	—	83,235
Substandard	—	—	151	4,536	7,496	13,225	—	—	25,408
Doubtful	—	—	—	—	—	—	—	—	—
Total CRE	168,749	1,017,934	848,765	736,634	508,291	1,177,399	29,949	23,247	4,510,968
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Acquisition, development, and construction:
Pass	—	42,427	136,430	7,647	15,744	609	17,233	268	220,358
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	657	—	—	—	—	—	657
Doubtful	—	—	—	—	—	—	—	—	—
Total acquisition, development, and construction:	—	42,427	137,087	7,647	15,744	609	17,233	268	221,015
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

C&I:
Pass	20,080	178,348	34,507	36,036	32,375	50,334	618,596	18,915	989,191
Special mention	—	3,432	624	1,467	1,371	2,031	15,142	6,286	30,353
Substandard	98	5,454	1,133	4,858	2,718	10,536	12,382	9,066	46,245
Doubtful	—	—	—	—	8,332	809	—	—	9,141
Total C&I	20,178	187,234	36,264	42,361	44,796	63,710	646,120	34,267	1,074,930
YTD Gross Charge-Offs	—	—	—	38	—	1,991	—	—	2,029

Total:
Pass	369,604	2,838,002	1,721,953	1,094,865	1,005,728	2,593,728	713,839	60,821	10,398,540
Special mention	—	6,244	4,893	67,562	20,150	49,956	15,301	7,426	171,532
Substandard	98	5,454	2,888	21,181	11,440	82,003	12,382	10,015	145,460
Doubtful	—	—	—	—	8,332	809	—	—	9,141
Total Loans	$369,702	$2,849,700	$1,729,734	$1,183,608	$1,045,650	$2,726,496	$741,522	$78,262	$10,724,673
YTD Gross Charge-Offs	—	—	—	38	—	1,991	—	—	2,029

	December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total
One-to-four family residential, and condominium/cooperative apartment:
Pass	$225,031	$108,185	$72,732	$65,515	$66,038	$164,338	$41,172	$12,563	$755,574
Special mention	—	—	—	—	735	1,175	579	726	3,215
Substandard	—	—	1,026	1,227	407	10,779	—	1,093	14,532
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	225,031	108,185	73,758	66,742	67,180	176,292	41,751	14,382	773,321
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Multifamily residential and residential mixed-use:
Pass	1,386,549	582,393	316,424	395,933	127,074	1,107,281	12,584	—	3,928,238
Special mention	—	—	—	11,183	—	14,168	—	—	25,351
Substandard	—	—	12,294	7,001	20,311	33,631	—	—	73,237
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	1,386,549	582,393	328,718	414,117	147,385	1,155,080	12,584	—	4,026,826
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

CRE:
Pass	1,021,622	854,240	753,552	510,332	308,265	868,099	34,362	24,767	4,375,239
Special mention	2,864	—	19,655	4,653	14,372	15,478	—	—	57,022
Substandard	—	151	4,550	7,947	1,131	11,590	—	—	25,369
Doubtful	—	—	—	—	—	—	—	—	—
Total CRE	1,024,486	854,391	777,757	522,932	323,768	895,167	34,362	24,767	4,457,630
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Acquisition, development, and construction:
Pass	36,877	152,543	11,242	15,943	—	2,087	10,033	281	229,006
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	657	—	—	—	—	—	—	657
Doubtful	—	—	—	—	—	—	—	—	—
Total acquisition, development, and construction:	36,877	153,200	11,242	15,943	—	2,087	10,033	281	229,663
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

C&I:
Pass	175,347	36,511	42,103	37,030	20,628	33,343	628,560	22,239	995,761
Special mention	3,770	—	894	1,529	1,521	843	9,062	478	18,097
Substandard	5,242	1,244	5,364	2,968	970	10,232	11,290	9,412	46,722
Doubtful	—	—	—	8,332	752	2,048	—	—	11,132
Total C&I	184,359	37,755	48,361	49,859	23,871	46,466	648,912	32,129	1,071,712
YTD Gross Charge-Offs	—	477	4,720	2,088	—	2,414	1,460	242	11,401

Total:
Pass	2,845,426	1,733,872	1,196,053	1,024,753	522,005	2,175,148	726,711	59,850	10,283,818
Special mention	6,634	—	20,549	17,365	16,628	31,664	9,641	1,204	103,685
Substandard	5,242	2,052	23,234	19,143	22,819	66,232	11,290	10,505	160,517
Doubtful	—	—	—	8,332	752	2,048	—	—	11,132
Total Loans	$2,857,302	$1,735,924	$1,239,836	$1,069,593	$562,204	$2,275,092	$747,642	$71,559	$10,559,152
YTD Gross Charge-Offs	—	477	4,720	2,088	—	2,414	1,460	242	11,401

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

(In thousands)	March 31, 2023	December 31, 2022
Performing	$7,073	$7,580
Non-accrual	99	99
Total	$7,172	$7,679

8.LEASES

Maturities of the Company’s operating lease liabilities at March 31, 2023 are as follows:

Rent to be
(In thousands)	Capitalized
2023	$9,122
2024	12,115
2025	11,912
2026	11,225
2027	9,240
Thereafter	9,991
Total undiscounted lease payments	63,605
Less amounts representing interest	(3,848)
Operating lease liabilities	$59,757

Other information related to the Company’s operating leases was as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Operating lease cost	$3,141	$3,262
Cash paid for amounts included in the measurement of operating lease liabilities	3,071	2,924

	March 31,		December 31,
	2023		2022
Weighted average remaining lease term	5.7	years	5.9	years
Weighted average discount rate	2.12%		2.03%

9.DERIVATIVES AND HEDGING ACTIVITIES

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $6.1 million will be reclassified as a decrease to interest expense.

During the three months ended March 31, 2023, the Company did not terminate any derivatives. During the three months ended March 31, 2022, the Company did not terminate any derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of the dates indicated.

	March 31, 2023				December 31, 2022
		Notional	Fair Value	Fair Value		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Interest rate swaps related to FHLBNY advances	4	$150,000	$14,726	$—	4	$150,000	$17,150	$—

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
(Loss) gain recognized in other comprehensive income (loss)	$(2,111)	$6,852
Gain (loss) recognized on termination of derivatives	—	—
Gain (loss) reclassified from other comprehensive income into interest expense	313	(31)

All cash flow hedges are recorded gross on the balance sheet.

The cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Company to post cash collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of March 31, 2023 and December 31, 2022, the Company did not post collateral to the third-party counterparties. As of March 31, 2023, the Company received $16.0 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2022, the Company received $17.8 million in collateral from its third-party counterparties.

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

	March 31, 2023
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	14	$256,325	$10,049	$—
Loan level interest rate swaps with borrower	181	1,161,586	—	99,582
Loan level interest rate floors with borrower	39	294,537	—	5,937
Loan level interest rate swaps with third-party counterparties	14	256,325	—	10,049
Loan level interest rate swaps with third-party counterparties	181	1,161,586	99,582	—
Loan level interest rate floors with third-party counterparties	39	294,537	5,937	—

	December 31, 2022
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	3	$53,311	$1,524	$—
Loan level interest rate swaps with borrower	185	1,214,736	—	126,751
Loan level interest rate floors with borrower	40	326,309	—	9,060
Loan level interest rate swaps with third-party counterparties	3	53,311	—	1,524
Loan level interest rate swaps with third-party counterparties	185	1,214,736	126,751	—
Loan level interest rate floors with third-party counterparties	40	326,309	9,060	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Loan level derivative income	$3,133	$6

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of March 31, 2023 and December 31, 2022, the Company did not post collateral to its third-party counterparties. As of March 31, 2023, the Company received $104.7 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2022, the Company received $135.3 million in collateral from its third-party counterparties under the agreements in a net asset position.

Risk Participation Agreements

The Company enters into risk participation agreements to manage economic risks but does not designate the instruments in hedge relationships. As of March 31, 2023 and December 31, 2022, the notional amounts of risk participation agreements for derivative liabilities were $94.3 million and $71.1 million, respectively. The related fair values of the Company’s risk participation agreements were immaterial as of March 31, 2023 and December 31, 2022.

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

For derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, any breach of the above provisions by the Company may require settlement of its obligations under the agreements at the termination value with the respective counterparty. As of March 31, 2023, there were no derivatives in a net liability position, and therefore the termination value was zero. There were no provisions breached for the three months ended March 31, 2023.

10.FAIR VALUE OF FINANCIAL INSTRUMENTS

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

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by GSEs as of March 31, 2023 and December 31, 2022. In accordance with the Company’s investment policy, corporate securities are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. Obtaining market values as of March 31, 2023 and December 31, 2022 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

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

		Fair Value Measurements
		at March 31, 2023 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$9,291	$—	$9,291	$—
Treasury securities	230,431	—	230,431	—
Corporate securities	143,882	—	143,882	—
Pass-through MBS issued by GSEs	235,074	—	235,074	—
Agency CMOs	278,394	—	278,394	—
State and municipal obligations	29,740	—	29,740	—
Derivative – cash flow hedges	14,726	—	14,726	—
Derivative – freestanding derivatives, net	115,568	—	115,568	—
Financial Liabilities:
Derivative – freestanding derivatives, net	115,568	—	115,568	—

		Fair Value Measurements
		at December 31, 2022 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Treasury securities	$227,256	$—	$227,256	$—
Corporate securities	166,773	—	166,773	—
Pass-through MBS issued by GSEs	241,240	—	241,240	—
Agency CMOs	281,339	—	281,339	—
State and municipal obligations	33,979	—	33,979	—
Derivative – cash flow hedges	17,150	—	17,150	—
Derivative – freestanding derivatives, net	137,335	—	137,335	—
Financial Liabilities:
Derivative – freestanding derivatives, net	137,335	—	137,335	—

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

March 31, 2023
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$1,945	$—	$—	$1,945

December 31, 2022
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$1,179	$—	$—	$1,179

Individually evaluated loans with an allowance for credit losses at March 31, 2023 had a carrying amount of $1.9 million, which is made up of the outstanding balance of $3.1 million, net of a valuation allowance of $1.2 million. Collateral dependent individually analyzed loans as of March 31, 2023 resulted in a credit loss recovery of $132 thousand, which is included in the amounts reported in the consolidated statements of income for the three months ended March 31, 2023.

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

		Fair Value Measurements
		at March 31, 2023 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$663,132	$663,132	$—	$—	$663,132
Securities held-to-maturity	605,642	—	532,572	—	532,572
Loans held for investment, net	10,651,565	—	—	10,123,743	10,123,743
Accrued interest receivable	49,926	—	5,505	44,421	49,926
Financial Liabilities:
Savings, money market and checking accounts	9,050,968	9,050,968	—	—	9,050,968
Certificates of Deposits ("CDs")	1,519,267	—	1,503,948	—	1,503,948
FHLBNY advances	1,498,000	—	1,502,366	—	1,502,366
Subordinated debt, net	200,261	—	164,461	—	164,461
Other short-term borrowings	2,068	2,068	—	—	2,068
Accrued interest payable	12,842	—	12,842	—	12,842

		Fair Value Measurements
		at December 31, 2022 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$169,297	$169,297	$—	$—	$169,297
Securities held-to-maturity	585,798	—	505,759	—	505,759
Loans held for investment, net	10,482,145	—	—	10,005,121	10,005,121
Accrued interest receivable	48,561	—	6,105	42,456	48,561
Financial Liabilities:
Savings, money market and checking accounts	9,139,043	9,139,043	—	—	9,139,043
CDs	1,115,364	—	1,096,808	—	1,096,808
FHLBNY advances	1,131,000	—	1,131,217	—	1,131,217
Subordinated debt, net	200,283	—	180,583	—	180,583
Other short-term borrowings	1,360	1,360	—	—	1,360
Accrued interest payable	5,323	—	5,323	—	5,323

11.OTHER INTANGIBLE ASSETS

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable.

	March 31, 2023			December 31, 2022
	Core Deposit	Non-compete		Core Deposit	Non-compete
(In thousands)	Intangibles	Agreement	Total	Intangibles	Agreement	Total
Gross carrying value	$10,204	$780	$10,984	$10,204	$780	$10,984
Accumulated amortization	(4,097)	(780)	(4,877)	(3,720)	(780)	(4,500)
Net carrying amount	$6,107	$-	$6,107	$6,484	$-	$6,484

Amortization expense recognized on intangible assets was $377 thousand and $586 thousand for the three months ended March 31, 2023 and 2022, respectively.

Estimated amortization expense for the remainder of 2023 through 2027 and thereafter is as follows:

(In thousands)	Total
2023	1,048
2024	1,163
2025	958
2026	795
2027	664
Thereafter	1,479
Total	$6,107

12.FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY (“Advances”) totaling $1.50 billion and $1.13 billion at March 31, 2023 and December 31, 2022, respectively, all of which were fixed rate. The average interest rate on outstanding FHLBNY Advances was 5.04% and 4.55% at March 31, 2023 and December 31, 2022, respectively. In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank was eligible to borrow up to $4.45 billion as of March 31, 2023 and $4.13 billion as of December 31, 2022, and maintained sufficient qualifying collateral, as defined by the FHLBNY. At March 31, 2023 there were no callable Advances.

The Company did not have extinguishment of debt during the three months ended March 31, 2023 or 2022.

The following tables present the contractual maturities and weighted average interest rates of FHLBNY advances for each of the next five years. There were no FHLBNY advances with an overnight contractual maturity at March 31, 2023 or December 31, 2022. As of March 31, 2023 there were $800.0 million of FHLBNY advances with contractual maturities during 2023 and $698.0 million of FHLBNY advances with contractual maturities after 2023. As of December 31, 2022, there were $1.10 billion of FHLBNY advances with contractual maturities during 2023 and $36.0 million of FHLBNY advances with contractual maturities after 2022:

	March 31, 2023
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
2023, fixed rate at rates from 4.82% to 5.31%	$800,000	5.13
2024, fixed rate at rates from 4.85% to 5.16%	650,000	5.00
2027, fixed rate at 4.25%	36,000	4.25
2028, fixed rate at 4.04%	12,000	4.04
Total FHLBNY advances	$1,498,000	5.04%

	December 31, 2022
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
2023, fixed rate at rates from 3.85% to 4.75%	$1,095,000	4.56%
2027, fixed rate at 4.25%	36,000	4.25
Total FHLBNY advances	$1,131,000	4.55%

13.SUBORDINATED DEBENTURES

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

The subordinated debentures totaled $200.3 million at March 31, 2023 and $200.3 million at December 31, 2022. Interest expense related to the subordinated debentures was $2.6 million and $2.2 million during the three months ended March 31, 2023 and 2022, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

14.RETIREMENT AND POSTRETIREMENT PLANS

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

The following table represents the components of net periodic benefit (credit) cost included in other non-interest expense, except for service cost which is reported in salaries and employee benefits expense, in the consolidated statements of income. Net expenses associated with these plans were comprised of the following components:

	Three Months Ended March 31,
	2023		2022

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$175	$—	$268	$—
Interest cost	330	223	195	155
Expected return on assets	(687)	(383)	(858)	(490)
Amortization of unrealized loss	—	148	—	62
Net periodic credit	$(182)	$(12)	$(395)	$(273)

There were no contributions to the BNB Bank Pension Plan or the Employee Retirement Plan for the three months ended March 31, 2023.

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) that existed before the Merger. The 401(k) Plan covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the first day of the month following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $20,500 for the calendar year ended December 31, 2023. Under the provisions of the 401(k) Plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. The 401(k) Plan does not allow for investment in the Company’s common stock. The 401(k) Plan held Company common stock within the accounts of participants totaling $5.6 million at March 31, 2023. During the three months ended March 31, 2023 and 2022, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $936 thousand and $800 thousand, respectively.

15.STOCK-BASED COMPENSATION

In May 2021, the Company’s shareholders approved the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. The Company no longer makes grants under the Legacy Stock Plans. Awards outstanding under the Legacy Stock Plans will continue to remain outstanding and subject to the terms and conditions of the Legacy Stock Plans. At March 31, 2023, there were 673,756 shares reserved for issuance under the 2021 Equity Incentive Plan.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average Exercise	Contractual	Value
	Options	Price	Years	(In thousands)
Options outstanding at January 1, 2023	92,137	$35.39	6.2	—
Options exercised	—	—
Options forfeited	—	—
Options outstanding at March 31, 2023	92,137	$35.39	6.0	$—
Options vested and exercisable at March 31, 2023	92,137	$35.39	6.0	$—

Information related to stock options during each period is as follows:

Three Months Ended
March 31,
(In thousands)	2023	2022
Cash received for option exercise cost	$—	$—
Income tax (expense) benefit recognized on stock option exercises	—	—
Intrinsic value of options exercised	—	—

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of March 31, 2023 were as follows:

	Outstanding Options		Vested Options
		Weighted		Weighted
		Average		Average
		Contractual		Contractual
		Years		Years
	Amount	Remaining	Amount	Remaining
Exercise Prices:
$34.87	35,671	6.9	35,671	6.9
$35.35	32,079	5.9	32,079	5.9
$36.19	24,387	4.9	24,387	4.9
Total	92,137	6.0	92,137	6.0

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2023	350,758	$28.63
Shares granted	195,437	26.40
Shares vested	(92,897)	27.46
Shares forfeited	(1,284)	27.29
Unvested allocated shares outstanding at March 31, 2023	452,014	$27.91

Information related to RSAs during each period is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Compensation expense recognized	$1,058	$1,024
Income tax (expense) benefit recognized on vesting of RSAs	(13)	329

As of March 31, 2023, there was $10.2 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 2.2 years.

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

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Maximum aggregate share payout at January 1, 2023	95,831	$30.35
Shares granted	92,187	16.97
Maximum aggregate share payout at March 31, 2023	188,018	$23.79
Minimum aggregate share payout	—	—
Expected aggregate share payout	157,468	$22.58

Information related to PSAs during each period is as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Compensation expense recognized	$245	$195
Income tax expense recognized on vesting of PSAs	(15)	—

As of March 31, 2023, there was $2.4 million of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.2 years.

16.INCOME TAXES

During the three months ended March 31, 2023 and 2022, the Company’s consolidated effective tax rates were 26.8% and 28.1%, respectively. There were no significant unusual income tax items during the three months ended March 31, 2022.

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

COVID-19 Pandemic Response

Following the March 2020 passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company participated in assisting its customers with applications for resources through the program.  Since the inception of the program, the consolidated PPP originations for the Company through December 31, 2021, including originations by both Legacy Dime and Bridge, exceeded $1.90 billion. Following the completion of the PPP, the Company sold its 2021 PPP loan originations in order to re-deploy funds into ongoing loan portfolio growth. The Company believes that the remainder of its SBA PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of March 31, 2023, the Company had SBA PPP loans totaling $2.1 million, net of deferred fees. It is the Company’s expectation that loans funded through the PPP are fully guaranteed by the U.S. government.

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

Selected Financial Highlights and Other Data

(Dollars in Thousands Except Per Share Amounts)

	At or For the
	Three Months Ended
	March 31,
	2023	2022
Per Share Data:
Reported EPS (Diluted)	$0.92	$0.82
Cash dividends paid per common share	0.24	0.24
Book value per common share	27.70	26.32
Dividend payout ratio	26.09%	29.27%
Performance and Other Selected Ratios:
Return on average assets	1.11%	1.13%
Return on average equity	12.50	11.53
Net interest spread	1.92	3.07
Net interest margin	2.74	3.19
Average interest-earning assets to average interest-bearing liabilities	146.80	165.88
Non-interest expense to average assets	1.41	1.64
Efficiency ratio	50.1	51.8
Loan-to-deposit ratio at end of period	101.5	88.7
Effective tax rate	26.75	28.08
Asset Quality Summary:
Non-performing loans (1)	$31,544	$35,962
Non-performing assets	31,544	35,962
Net charge-offs	1,541	2,584
Non-performing assets/Total assets	0.23%	0.30%
Non-performing loans/Total loans	0.29	0.39
Allowance for credit losses/Total loans	0.73	0.86
Allowance for credit losses/Non-performing loans	248.34	221.39

(1)	Non-performing loans are defined as all loans on non-accrual status.

Critical Accounting Estimates

Note 1. Summary of Significant Accounting Policies, to the Company’s Audited Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2022 contains a summary of significant accounting policies. These accounting policies may require various levels of subjectivity, estimates or judgment by management. Policies with respect to the methodologies it uses to determine the allowance for credit losses on loans held for investment and fair value of loans acquired in a business combinations are critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations. These critical accounting estimates involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company’s consolidated results of operations or financial condition.

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

The Company evaluates loans that do not share risk characteristics on an individual basis based on various factors. Factors that may be considered are borrower delinquency trends and non-accrual status, probability of foreclosure or note sale, changes in the borrower’s circumstances or cash collections, borrower’s industry, or other facts and circumstances of the loan or collateral. The expected credit loss is measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For collateral dependent loans, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, less estimated costs to sell.

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

Liquidity and Capital Resources

The Board of Directors of the Bank has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy. The Bank’s Asset Liability Committee (“ALCO”) is responsible for general oversight and strategic implementation of the policy and management of the appropriate departments are designated responsibility for implementing any strategies established by ALCO. On a daily basis, appropriate senior management receives a current cash position report and one-week forecast to ensure that all short-term obligations are timely satisfied and that adequate liquidity exists to fund future activities. Reports detailing the Bank’s liquidity reserves are presented to appropriate senior management on a monthly basis, and the Board of Directors at each of its meetings. In addition, a twelve-month liquidity forecast is presented to ALCO in order to assess potential future liquidity concerns. A forecast of cash flow data for the upcoming 12 months is presented to the Board of Directors on an annual basis. Given recent banking industry events, management is also monitoring the level of uninsured deposits on a daily basis.

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

The Bank utilizes repurchase agreements as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities. As of March 31, 2023 and December 31, 2022, the Bank’s repurchase agreements totaling $2.1 million and $1.4 million, respectively, were included in other short-term borrowings on the consolidated balance sheets.

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

Total deposits increased $315.8 million during the three months ended March 31, 2023 compared to a decrease of $28.9 million for the three months ended March 31, 2022. Within deposits, core deposits (i.e., non-CDs) decreased $88.1 million during the three months ended March 31, 2023 and increased $42.6 million during the three months ended March 31, 2022. CDs increased $403.9 million during the three months ended March 31, 2023 compared to a decrease of $71.5 million during the three months ended March 31, 2022. The decrease in core deposits and increase in CDs was due to customer migration to higher-rate CDs as a result of the increasing interest rate environment. In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY or borrowing capacity through AFX and lines of credit with unaffiliated correspondent banks. At March 31, 2023, the Bank had an additional unused borrowing capacity of $1.53 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank increased its outstanding FHLBNY advances by $367.0 million during the three months ended March 31, 2023, compared to a $25.0 million increase during the three months ended March 31, 2022. See Note 12. “FHLBNY Advances” for further information.

Subordinated debentures totaled $200.3 million at March 31, 2023 and $197.1 million at March 31, 2022. See Note 13. “Subordinated Debentures” to our consolidated financial statements for further information.

During the three months ended March 31, 2023 and 2022, real estate loan originations totaled $346.7 million and $454.3 million, respectively. During the three months ended March 31, 2023 and 2022, C&I loan originations totaled $5.2 million and $26.1 million, respectively.

Sale of securities available-for-sale totaled $79.3 million during the three months ended March 31, 2023.  The Bank did not have any sale of securities available-for-sale during the three months ended March 31, 2022. Purchases of available-

for-sale securities totaled $78.2 million and $3.0 million during the three months ended March 31, 2023 and 2022, respectively. Proceeds from pay downs and calls and maturities of available-for-sale securities were $16.2 million and $49.9 million for the three months ended March 31, 2023 and 2022, respectively.

The Bank did not have proceeds from sales of held-to-maturity securities during the three months ended March 31, 2023 or 2022, respectively. Purchases of held-to-maturity securities totaled $23.7 million and $31.9 million during the three months ended March 31, 2023 and 2022, respectively.  Proceeds from pay downs and calls and maturities of held-to-maturity securities were $4.7 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets.  At March 31, 2023, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well capitalized" for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at March 31, 2023
			Basel III
		Consolidated	Minimum	To Be Categorized as
	Bank	Company	Requirement	“Well Capitalized” (1)
Tier 1 common equity ratio	12.1%	9.3%	4.5%	6.5%
Tier 1 risk-based capital ratio	12.1	10.4	6.0	8.0
Total risk-based capital ratio	12.9	13.0	8.0	10.0
Tier 1 leverage ratio	9.8	8.4	4.0	5.0

(1)	Only the Bank is subject to these requirements.

During the three months ended March 31, 2023, the Holding Company repurchased 24,813 shares of its common stock at an aggregate cost of $715 thousand. The Holding Company repurchased 505,005 shares of its common stock at an aggregate cost of $17.4 million during the three months ended March 31, 2022. As of March 31, 2023, 1,578,947 shares remained available for purchase under the authorized share repurchase programs. See "Part II - Item 2. Other Information - Unregistered Sales of Equity Securities and Use of Proceeds" for additional information about repurchases of common stock.

The Holding Company paid $1.8 million in cash dividends on its preferred stock during the three months ended March 31, 2023 and 2022, respectively.

The Holding Company paid $9.2 million and $9.4 million in cash dividends on its common stock during the three months ended March 31, 2023 and 2022, respectively.

Contractual Obligations

The Bank generally has outstanding at any time borrowings in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of March 31, 2023, the

Bank had $105.3 million of firm loan commitments that were accepted by the borrowers. All of these commitments are expected to close during the remainder of the year ended December 31, 2023.

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

Asset Quality

General

We do not originate or purchase loans, either whole loans or loans underlying mortgage-backed securities (“MBS”), which would have been considered subprime loans at origination, i.e., real estate loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history. See Note 6 to our unaudited condensed consolidated financial statements for a discussion of evaluation for impaired securities.

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

Non-accrual Loans

Within our held-for-investment loan portfolio, non-accrual loans totaled $31.5 million at March 31, 2023 and $34.2 million at December 31, 2022.

The following is a reconciliation of non-accrual loans as of the dates indicated:

	March 31,	December 31,	March 31,
	2023	2022	2022

	(Dollars in thousands)
Non-accrual loans:
One-to-four family residential, including condominium and cooperative apartment	$2,808	$3,203	$5,241
Multifamily residential and residential mixed-use real estate	—	—	—
CRE	8,068	8,332	4,972
Acquisition, development, and construction	657	657	665
C&I	19,912	21,946	25,000
Other	99	99	84
Total non-accrual loans	$31,544	$34,237	$35,962
Ratios:
Total non-accrual loans to total loans	0.29%	0.32%	0.39%
Total non-performing assets to total assets	0.23	0.26	0.30

Troubled Debt Restructuring Disclosures Prior to Our Adoption of ASU No. 2022-02

Prior to our adoption of ASU No. 2022-02, we accounted for a Troubled Debt Restructuring (“TDRs”) as a loan that we, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower that we would not otherwise grant. Those concessions included a reduction of interest rate for the remaining term of the loan, the maturity date of the loan was extended with a stated interest rate lower than the current market rate for new debt with similar risk, and the outstanding principal amount and/or accrued interest have been reduced. In instances in which the interest rate had been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.

On January 1, 2023, we adopted ASU 2022-02, which eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2023. The accrual status of each restructured loan is determined separately in accordance with our policies for determining accrual or non-accrual status. At the time the modification agreement is entered into between the Bank and the borrower the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months. Conversely, if at the time of restructuring the loan is performing (and accruing) it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under our policy and agency regulations.

Within the allowance for credit losses, losses are estimated for restructured loan on accrual status and well as restructured loans on non-accrual status that are one-to-four family loans or consumer loans, on a pooled basis with loans that share similar risk characteristics. Restructured loans on non-accrual status excluding one-to-four family and consumer loans are individually evaluated to determine expected credit losses. For restructured loans that are collateral-dependent where we have determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and we expect repayment of the loan to be provided substantially through the operation or sale of the collateral, the allowance for credit losses (“ACL”) is measured based on the difference between the fair value of collateral, less the estimated costs to sell, and the amortized cost basis of the loan as of the measurement date. For non-collateral-dependent loans, the ACL is measured based on the difference between the present value of expected cash flows and the amortized cost basis of the loan as of the measurement date.

OREO

Property acquired by the Bank, or a subsidiary, as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO. Upon entering OREO status, we obtain a current appraisal on the property and reassess the likely realizable value (a/k/a fair value) of the property quarterly thereafter. OREO is carried at the lower of the fair value or book balance, with any write downs recognized through a provision recorded in non-interest expense. Only the appraised value, or either a contractual or formal marketed value that falls below the appraised value, is used when determining the likely realizable value of OREO at each reporting period. We typically seek to dispose of OREO properties in a timely manner. As a result, OREO properties have generally not warranted subsequent independent appraisals.

There was no carrying value of OREO properties on our consolidated balance sheets at March 31, 2023 or December 31, 2022. We did not recognize any provisions for losses on OREO properties during the three months ended March 31, 2023 or 2022.

Past Due Loans

Loans Delinquent 30 to 59 Days

At March 31, 2023, we had loans totaling $18.7 million that were past due between 30 and 59 days. At December 31, 2022, we had loans totaling $23.5 million that were past due between 30 and 59 days. The 30 to 59-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At March 31, 2023, we had loans totaling $1.4 million that were past due between 60 and 89 days. At December 31, 2022, we had loans totaling $0.7 million that were past due between 60 and 89 days. The 60 to 89-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

There were no accruing loans 90 days or more past due at March 31, 2023 or at December 31, 2022.

Allowance for Off-Balance Sheet Exposures

We maintain an allowance, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of our allowance was $2.8 million at March 31, 2023 and at December 31, 2022, respectively. This allowance is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this allowance are recognized in provision for credit losses.

Allowance for Credit Losses

We recognized a credit loss recovery of $3.6 million during the three months ended March 31, 2023, compared to a credit loss recovery of $1.6 million for the three months ended March 31, 2022. The $3.6 million credit loss recovery for the three months ended March 31, 2023 was primarily associated with a reduction in reserves on pooled Purchased Credit

Deteriorated ("PCD”) loans that were acquired as part of the Company’s 2021 merger of equals transaction. The $1.6 million credit loss recovery for the first quarter of 2022 was primarily associated with the improvement in forecasted macroeconomic conditions, as well as a reduction in reserves for individually evaluated loans.

For a further discussion of the allowance for credit losses and related activity during the three months ended March 31, 2023 and 2022, please see Note 7 to the condensed consolidated financial statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of loans in each category to total loans as of the dates indicated.

	March 31, 2023		December 31, 2022
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allocated	to Total	Allocated	to Total
	Amount	Loans	Amount	Loans

(Dollars in thousands)
One-to-four family residential and cooperative/condominium apartment	$6,012	7.45%	$5,969	7.32%
Multifamily residential and residential mixed-use	7,613	38.38	8,360	38.11
CRE	24,478	42.02	27,329	42.19
Acquisition, development, and construction	2,515	2.06	1,723	2.17
C&I	37,477	10.02	39,853	10.14
Other loans	240	0.07	273	0.07
Total	$78,335	100.00%	$83,507	100.00%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	At or for the Three Months Ended March 31,
	2023	2022

	(Dollars in thousands)
Total loans outstanding at end of period (1)	$10,731,845	$9,249,849
Average total loans outstanding during the period(2)	10,613,353	9,228,480
Allowance for credit losses balance at end of period	78,335	79,615
Allowance for credit losses to total loans at end of period	0.73%	0.86%
Non-performing loans to total loans at end of period	0.29	0.39
Allowance for credit losses to total non-performing loans at end of period	248.34	221.39

Ratio of net charge-offs to average loans outstanding during the period:
One-to-four family residential and cooperative/condominium apartment	—%	—%
Multifamily residential and residential mixed-use	—	—
CRE	—	—
Acquisition, development, and construction	—	—
C&I	0.59	1.13
Other loans	(0.05)	0.04
Total	0.06	0.11

(1)	Total loans represent gross loans (excluding loans held for sale), inclusive of deferred fees/costs and premiums/discounts.
(2)	Total average loans represent gross loans (including loans held for sale), inclusive of deferred loan fees/costs and premiums/discounts.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Assets. Assets totaled $13.84 billion at March 31, 2023, $651.8 million above their level at December 31, 2022, primarily due to increases of $493.8 million in cash and due from banks, $170.2 million in our loan portfolio and $16.5 million in restricted stock, partially offset by a decrease of $24.2 million in derivative assets and a decrease of $3.9 million in total investment securities.

Total loans increased $170.2 million during the three months ended March 31, 2023, to $10.65 billion at period end. During the period, we had loan originations of $351.9 million.

Total securities decreased $3.9 million during the three months ended March 31, 2023, to $1.53 billion at period end, primarily due to proceeds from principal payments, calls, maturities, and sales of $105.0 million, offset in part by purchases of $101.9 million. There were no transfers to or from securities held-to-maturity during the three months ended March 31, 2023.

Liabilities. Total liabilities increased $630.1 million during the three months ended March 31, 2023, to $12.65 billion at period end, primarily due to an increase of $367.0 million in FHLBNY advances and an increase of $315.8 million in deposits, partially offset by a decrease of $32.4 million in derivative cash collateral and a decrease of $21.8 million in derivative liabilities.

Stockholders’ Equity. Stockholders’ equity increased $21.7 million during the three months ended March 31, 2023 to $1.19 billion at period end, primarily due to net income for the period of $37.3 million, partially offset by common stock dividends of $9.2 million, other comprehensive loss of $4.3 million, preferred stock dividends of $1.8 million and repurchases of shares of common stock of $715 thousand.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

General. Net income was $37.3 million during the three months ended March 31, 2023, compared to net income of $34.5 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, non-interest expense decreased by $2.4 million, the credit loss provision decreased by $2.1 million, non-interest income increased by $1.8 million, net interest income decreased by $3.3 million, and income tax expense increased by $138 thousand, compared to the three months ended March 31, 2022.

The discussion of net interest income for the three months ended March 31, 2023 and 2022 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from Federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Loan fees included in interest income were $292 thousand and $834 thousand during the three months ended March 31, 2023 and 2022, respectively. The decrease in loan fees was primarily due to a decline in loan prepayment fees in 2023. There are no out-of-period adjustments included in the rate/volume analysis in the following table.

Analysis of Net Interest Income

	Three Months Ended March 31,
	2023			2022
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Real estate loans (1)	$9,560,755	$109,589	4.65%	$8,296,732	$76,437	3.74%
Commercial and industrial loans (1)	1,045,048	18,735	7.27	916,090	9,786	4.33
Other loans (1)	7,550	115	6.18	15,658	197	5.10
Securities	1,699,846	8,431	2.01	1,726,189	7,131	1.68
Other short-term investments	372,036	3,802	4.14	379,136	368	0.39
Total interest-earning assets	12,685,235	140,672	4.50%	11,333,805	93,919	3.36%
Non-interest earning assets	764,511			865,916
Total assets	$13,449,746			$12,199,721

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking	$843,108	$1,523	0.73%	$870,889	$367	0.17%
Money market	2,699,640	13,849	2.08	3,632,438	973	0.11
Savings	2,327,126	14,599	2.54	1,256,701	207	0.07
Certificates of deposit	1,167,736	7,301	2.54	824,883	984	0.48
Total interest-bearing deposits	7,037,610	37,272	2.15	6,584,911	2,531	0.16
FHLBNY advances	1,255,700	13,500	4.36	33,889	77	0.92
Subordinated debt, net	200,276	2,553	5.17	197,080	2,201	4.53
Other short-term borrowings	11,827	118	4.05	2,459	—	—
Total borrowings	1,467,803	16,171	4.47	233,428	2,278	3.96
Derivative cash collateral	135,641	1,477	4.42	14,335	1	—
Total interest-bearing liabilities	8,641,054	54,920	2.58%	6,832,674	4,810	0.29%
Non-interest-bearing checking	3,341,707			3,979,741
Other non-interest-bearing liabilities	273,281			189,843
Total liabilities	12,256,042			11,002,258
Stockholders' equity	1,193,704			1,197,463
Total liabilities and stockholders' equity	$13,449,746			$12,199,721
Net interest income		$85,752			$89,109
Net interest spread (2)			1.92%			3.07%
Net interest-earning assets	$4,044,181			$4,501,131
Net interest margin (3)			2.74%			3.19%
Ratio of interest-earning assets to interest-bearing liabilities			146.80%			165.88%
Deposits (including non-interest-bearing checking accounts)	$10,379,317	$37,272	1.46%	$10,564,652	$2,531	0.10%

(1) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average-interest earning assets.

Rate/Volume Analysis

	Three Months Ended March 31, 2023
	Compared to Three Months Ended March 31, 2022
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Real estate loans (1)	$13,096	$20,056	$33,152
Commercial and industrial (1)	1,843	7,106	8,949
Other loans (1)	(114)	32	(82)
Securities	(107)	1,407	1,300
Other short-term investments	(40)	3,474	3,434
Total interest-earning assets	$14,678	$32,075	$46,753
Interest-bearing liabilities:
Interest-bearing checking	$(30)	$1,186	$1,156
Money market	(2,511)	15,387	12,876
Savings	3,462	10,930	14,392
Certificates of deposit	1,267	5,050	6,317
FHLBNY advances	7,954	5,469	13,423
Subordinated debt, net	39	313	352
Other short-term borrowings	47	71	118
Derivative cash collateral	660	816	1,476
Total interest-bearing liabilities	$10,888	$39,222	$50,110
Net change in net interest income	$3,790	$(7,147)	$(3,357)

(1) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $85.8 million during the three months ended March 31, 2023, a decrease of $3.3 million from the three months ended March 31, 2022. Average interest-earning assets were $12.69 billion for the three months ended March 31, 2023, an increase of $1.36 billion from $11.33 billion for the three months ended March 31, 2022. Net interest margin (“NIM”) was 2.74% during the three months ended March 31, 2023, down from 3.19% during the three months ended March 31, 2022.

Interest Income. Interest income was $140.7 million during the three months ended March 31, 2023, compared to $93.9 million during the three months ended March 31, 2022. During the first quarter of 2023, interest income increased $46.8 million from the first quarter of 2022, primarily reflecting increases in interest income of $33.1 million on real estate loans, $8.9 million on C&I loans, $3.4 million on other short-term investments and $1.3 million on securities, partially offset by decrease in interest income of $82 thousand on other loans.

The increased interest income on real estate loans was related to an increase of a 91-basis point increase in the average yield and an increase of $1.26 billion in the average balance of such loans in the 2023 period. The increased interest income on C&I loans was related to a 294-basis point increase in the average yield and an increase of $129.0 million in the average balance of such loans in the period. The increased interest income on short-term investments was due to an increase of a 375-basis point increase in the average yield offset by a $7.1 million decrease in the average balance of such short-term investments during the period. The increased interest income on securities was due to an increase of a 33-basis point increase in the average yield offset by a $26.3 million decrease in the average balance of such securities during the period. The decreased interest income on other loans was due to a 108-basis point increase in the average yield offset by a $8.1 million decrease in the average balance of other loans during the period.

Interest Expense. Interest expense was $54.9 million during the three months ended March 31, 2023, compared to $4.8 million during the three months ended March 31, 2022, primarily reflecting increases in interest expense of $34.7 million on deposits, $13.9 million on total borrowings and $1.5 million on derivative cash collateral. The increased interest expense on deposits primarily reflects a 247-basis point increase in rates paid on savings accounts and an increase of $1.07 billion in average balance of such deposits, a 197 basis-point increase in rates paid on money market accounts offset by $932.8 million in average balances of such deposits and a 206 basis-point increase in rates paid on CDs and an increase of $342.9 million in average balance of such deposits. The increases in interest expenses on money market accounts, saving accounts and CDs were primarily due to intense price competition among banks and other financial institutions. The increased interest expense on total borrowings primarily reflects a $1.22 billion increase in the average balance of FHLBNY advances and a 344-basis point increase in rates paid on such advances.

Provision for Credit Losses. We recognized a credit loss recovery of $3.6 million during the three months ended March 31, 2023, compared to a credit loss recovery of $1.6 million for the three months ended March 31, 2022. The $3.6 million credit loss recovery for the first quarter of 2023 was primarily associated with a reduction in reserves on pooled Purchased Credit Deteriorated (“PCD”) loans that were acquired as part of the Company’s 2021 merger of equals transaction. The $1.6 million credit loss recovery for the first quarter of 2022 was primarily associated with an improvement in forecasted macroeconomic conditions, as well as a reduction in reserves for individually evaluated loans.

Non-Interest Income. Non-interest income was $9.0 million during the three months ended March 31, 2023, compared to $7.2 million during the three months ended March 31, 2022. During the first quarter of 2023, non-interest income increased $1.8 million from the first quarter of 2022, reflecting an increase of $3.1 million in loan level derivative income, an increase of $324 thousand in BOLI income and a $274 thousand increase in gain on sale of SBA, partially offset by a $1.4 million loss on sale of securities and a $244 thousand decrease on service charges and other fees during the 2023 period.

Non-Interest Expense. Non-interest expense was $47.5 million during the three months ended March 31, 2023, compared to $49.9 million during the three months ended March 31, 2022. During the first quarter of 2023, non-interest expense decreased $2.4 million from the first quarter of 2022, primarily due to a $4.2 million decrease in salaries and employee benefits, offset by increases of $723 thousand in federal deposit insurance premiums, $433 thousand in data processing costs and $631 thousand in all other non-interest expenses. The increase in federal deposit insurance premiums relates to an increase in deposit insurance rates due to a special assessment by the FDIC.

Non-interest expense was 1.41% and 1.64% of average assets during the three months ended March 31, 2023 and 2022, respectively.

Income Tax Expense. Income tax expense was $13.6 million during the three months ended March 31, 2023, compared to income tax expense of $13.5 million during the three months ended March 31, 2022. The reported effective tax rate for the first quarter ending March 31, 2023 was 26.8%, and 28.1% for the first quarter ending March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2022 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2023. The following is an update of the discussion provided therein.

General. The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the three months ended March 31, 2023, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

The analysis that follows presents, as of March 31, 2023 and December 31, 2022, the estimated EVE at both the Pre-Shock Scenario and the -100 Basis Point, +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios.

	March 31, 2023			December 31, 2022
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$1,661,278	$118,558	7.7%	$1,717,562	$78,373	4.8%
+ 100 Basis Points	1,621,565	78,845	5.1%	1,703,131	63,942	3.9%
Pre-Shock Scenario	1,542,720	—	—	1,639,189	—	—
- 100 Basis Points	1,449,208	(93,512)	(6.1)%	1,515,010	(124,179)	(7.6)%

The Company’s Pre-Shock Scenario EVE decreased from $1.64 billion at December 31, 2022 to $1.54 billion at March 31, 2023. In the first quarter of 2023, a shift in the deposit mix, coupled with an increase in the cost of the Bank’s interest bearing non-maturity deposits, led to a decline in the Bank’s EVE at March 31, 2023 relative to year-end. However, despite the quarter-over-quarter changes in the EVE valuation, the Bank continued to maintain a low-cost funding base relative to peers in the metro New York area.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios decreased from $1.70 billion and $1.72 billion, respectively, at December 31, 2022, to $1.62 billion and $1.66 billion, respectively, at March 31, 2023. In the -100 Basis Point Rate Shock Scenario the Company’s EVE decreased from $1.52 billion at December 31, 2022, to $1.45 billion at March 31, 2023.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates over a 12-month period beginning March 31, 2023, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	0.6%	1.5%
+ 100 Basis Points	0.2%	0.6%
- 100 Basis Points	(0.4)%	(1.6)%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates. The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios.

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	3.2%	3.9%
+ 100 Basis Points	1.6%	1.9%
- 100 Basis Points	(2.2)%	(3.2)%

iIte

Item 4.Controls and Procedures

Management of the Company, with the participation of its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness, as of March 31, 2023, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company was not involved in any actions or proceedings that were likely to have a material adverse impact on its financial condition and results of operations as of March 31, 2023.

Item 1A.Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission. The following risk factors represent a material update and addition to those disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The risk factors set forth below also identify important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The Company’s business and stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. If the Company is unable to adequately manage liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on the Company’s financial condition and results of operations.

On March 8, 2023, Silvergate Capital Corporation, La Jolla, California, the holding company for Silvergate Bank, announced its decision to voluntarily liquidate the Bank and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, and on May 1, 2023, First Republic Bank, San Francisco, California, were closed by the California Department of Financial Protection and Innovation. On March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services. These banks also had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in regional depository institutions.

As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including previously uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of deposit portfolios, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If the Company is unable to adequately manage liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on its financial condition and results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.

(c)

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Programs (1)
January 2023	9,200	$30.50	9,200	1,594,560
February 2023	8,818	30.67	8,818	1,585,742
March 2023	6,795	26.01	6,795	1,578,947

(1)	In May 2022, we announced the adoption of a new stock repurchase program of up to 1,948,314 shares, upon the completion of our existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of March 31, 2023, there were 1,578,947 shares remaining to be purchased in the program.

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
101

The following financial statements from Dime Community Bancshares, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2023, filed on May 5, 2023, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2023 and 2022, (iv) Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

Dime Community Bancshares, Inc.

Dated: May 5, 2023	By:	/s/ KEVIN M. O’CONNOR
Kevin M. O’Connor
Chief Executive Officer

Dated: May 5, 2023	By:	/s/ AVINASH REDDY
Avinash Reddy
Senior Executive Vice President and Chief Financial Officer