Form 10-Q
period 2023-06-30
Dime Community Bancshares, Inc. /NY/
filed 2023-08-02
CIK 846617

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at July 31, 2023
$0.01 Par Value	38,826,921

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

Item 1.   Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands except share amounts)

	June 30,	December 31,
	2023	2022
Assets:
Cash and due from banks	$452,504	$169,297
Securities available-for-sale, at fair value	894,856	950,587
Securities held-to-maturity	603,960	585,798
Loans held for sale	371	—
Loans held for investment, net of fees and costs	10,876,415	10,566,831
Allowance for credit losses	(75,646)	(83,507)
Total loans held for investment, net	10,800,769	10,483,324
Premises and fixed assets, net	45,890	46,749
Restricted stock	104,724	88,745
Bank Owned Life Insurance ("BOLI")	337,083	333,292
Goodwill	155,797	155,797
Other intangible assets	5,758	6,484
Operating lease assets	54,931	57,857
Derivative assets	147,740	154,485
Accrued interest receivable	51,787	48,561
Other assets	146,692	108,945
Total assets	$13,802,862	$13,189,921

Liabilities:
Interest-bearing deposits	$7,567,874	$6,734,997
Non-interest-bearing deposits	2,884,184	3,449,763
Deposits (excluding mortgage escrow deposits)	10,452,058	10,184,760
Non-interest-bearing mortgage escrow deposits	70,431	69,455
Interest-bearing mortgage escrow deposits	203	192
Total mortgage escrow deposits	70,634	69,647
Federal Home Loan Bank of New York ("FHLBNY") advances	1,448,000	1,131,000
Other short-term borrowings	—	1,360
Subordinated debt, net	200,240	200,283
Derivative cash collateral	140,160	153,040
Operating lease liabilities	57,547	60,340
Derivative liabilities	131,130	137,335
Other liabilities	100,590	82,573
Total liabilities	12,600,359	12,020,338

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at June 30, 2023 and December 31, 2022)	116,569	116,569
Common stock ($0.01 par, 80,000,000 shares authorized, 41,632,327 and 41,621,772 shares shares issued at June 30, 2023 and December 31, 2022, and 38,803,119 shares and 38,573,000 shares outstanding at June 30, 2023 and December 31, 2022, respectively)	416	416
Additional paid-in capital	493,955	495,410
Retained earnings	804,532	762,762
Accumulated other comprehensive loss, net of deferred taxes	(104,385)	(94,379)
Unearned equity awards	(11,746)	(8,078)
Treasury stock, at cost (2,829,208 shares and 3,048,772 shares at June 30, 2023 and December 31, 2022, respectively)	(96,838)	(103,117)
Total stockholders' equity	1,202,503	1,169,583
Total liabilities and stockholders' equity	$13,802,862	$13,189,921

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Loans	$138,310	$93,102	$266,749	$179,522
Securities	7,914	7,067	16,345	14,198
Other short-term investments	5,867	741	9,669	1,109
Total interest income	152,091	100,910	292,763	194,829
Interest expense:
Deposits and escrow	52,616	3,731	89,888	6,262
Borrowed funds	17,759	3,573	33,930	5,851
Derivative cash collateral	1,497	94	2,974	95
Total interest expense	71,872	7,398	126,792	12,208
Net interest income	80,219	93,512	165,971	182,621
Provision (recovery) for credit losses	892	44	(2,756)	(1,548)
Net interest income after provision (recovery) for credit losses	79,327	93,468	168,727	184,169

Non-interest income:
Service charges and other fees	4,856	4,337	8,670	8,395
Title fees	246	683	538	1,104
Loan level derivative income	2,437	1,685	5,570	1,691
BOLI income	2,852	4,143	5,015	5,982
Gain on sale of Small Business Administration ("SBA") loans	210	723	726	965
Gain on sale of residential loans	34	191	82	339
Loss on equity securities	(780)	—	(780)	—
Net loss on sale of securities and other assets	—	—	(1,447)	—
Other	550	362	1,032	851
Total non-interest income	10,405	12,124	19,406	19,327
Non-interest expense:
Salaries and employee benefits	29,900	28,454	56,534	59,288
Severance	481	2,193	506	2,193
Occupancy and equipment	7,144	7,396	14,517	14,980
Data processing costs	4,197	3,913	8,435	7,718
Marketing	1,488	1,515	2,937	2,810
Professional services	1,676	2,028	3,599	4,122
Federal deposit insurance premiums	1,874	1,150	3,747	2,300
Loss from extinguishment of debt	—	740	—	740
Amortization of other intangible assets	349	430	726	1,016
Other	5,077	4,019	8,660	6,559
Total non-interest expense	52,186	51,838	99,661	101,726
Income before income taxes	37,546	53,754	88,472	101,770
Income tax expense	10,048	15,269	23,671	28,754
Net income	27,498	38,485	64,801	73,016
Preferred stock dividends	1,822	1,822	3,643	3,643
Net income available to common stockholders	$25,676	$36,663	$61,158	$69,373
Earnings per common share:
Basic	$0.66	$0.94	$1.58	$1.76
Diluted	$0.66	$0.94	$1.58	$1.76

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$27,498	$38,485	$64,801	$73,016
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities:
Change in net unrealized loss during the period	(11,291)	(33,157)	(13,593)	(103,288)
Reclassification adjustment for net losses included in net loss on sale of securities and other assets	—	—	1,447	—
Accretion of net unrealized loss on securities transferred to held-to-maturity	796	829	1,553	999
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(370)	(936)	(740)	(1,870)
Change in the net actuarial gain	814	998	1,035	1,995
Change in unrealized gain (loss) on derivatives:
Change in net unrealized gain (loss) during the period	1,586	2,309	(525)	9,161
Reclassification adjustment for expense included in interest expense	299	(54)	(14)	(23)
Other comprehensive loss before income taxes	(8,166)	(30,011)	(10,837)	(93,026)
Deferred tax expense	(2,419)	(9,441)	(831)	(29,257)
Total other comprehensive loss, net of tax	(5,747)	(20,570)	(10,006)	(63,769)
Total comprehensive income	$21,751	$17,915	$54,795	$9,247

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30, 2023
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2023	38,573,000	$116,569	$416	$495,410	$762,762	$(94,379)	$(8,078)	$(103,117)	$1,169,583
Net income	—	—	—	—	37,303	—	—	—	37,303
Other comprehensive loss, net of tax	—	—	—	—	—	(4,259)	—	—	(4,259)
Release of shares, net of forfeitures	293,106	—	—	(1,608)	—	—	(6,692)	8,507	207
Stock-based compensation	—	—	—	—	—	—	1,302	—	1,302
Shares received related to tax withholding	(36,932)	—	—	(1)	—	—	—	(1,112)	(1,113)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(9,234)	—	—	—	(9,234)
Purchase of treasury stock	(24,813)	—	—	—	—	—	—	(715)	(715)
Ending balance as of March 31, 2023	38,804,361	116,569	416	493,801	789,010	(98,638)	(13,468)	(96,437)	1,191,253

Net income	—	—	—	—	27,498	—	—	—	27,498
Other comprehensive loss, net of tax	—	—	—	—	—	(5,747)	—	—	(5,747)
Release of shares, net of forfeitures	13,262	—	—	154	—	—	364	(123)	395
Stock-based compensation	—	—	—	—	—	—	1,358	—	1,358
Shares received related to tax withholding	(2,504)	—	—	—	—	—	—	(46)	(46)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(10,154)	—	—	—	(10,154)
Purchase of treasury stock	(12,000)	—	—	—	—	—	—	(232)	(232)
Ending balance as of June 30, 2023	38,803,119	$116,569	$416	$493,955	$804,532	$(104,385)	$(11,746)	$(96,838)	$1,202,503

	Six Months Ended June 30, 2022
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2022	39,877,833	$116,569	$416	$494,125	$654,726	$(6,181)	$(7,842)	$(59,193)	$1,192,620
Net income	—	—	—	—	34,531	—	—	—	34,531
Other comprehensive income, net of tax	—	—	—	—	—	(43,199)	—	—	(43,199)
Release of shares, net of forfeitures	127,812	—	—	844	—	—	(3,939)	3,284	189
Stock-based compensation	—	—	—	—	—	—	1,219	—	1,219
Shares received related to tax withholding	(40,731)	—	—	—	—	—	—	(1,414)	(1,414)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(9,446)	—	—	—	(9,446)
Purchase of treasury stock	(505,005)	—	—	—	—	—	—	(17,392)	(17,392)
Ending balance as of March 31, 2022	39,459,909	116,569	416	494,969	677,990	(49,380)	(10,562)	(74,715)	1,155,287

Net income	—	—	—	—	38,485	—	—	—	38,485
Other comprehensive income, net of tax	—	—	—	—	—	(20,570)	—	—	(20,570)
Release of shares, net of forfeitures	27,125	—	—	297	—	—	(644)	726	379
Stock-based compensation	—	—	—	—	—	—	946	—	946
Shares received related to tax withholding	(37)	—	—	—	—	—	—	(1)	(1)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders, net	—	—	—	—	(9,282)	—	—	—	(9,282)
Purchase of treasury stock	(717,644)	—	—	—	—	—	—	(22,900)	(22,900)
Ending balance as of June 30, 2022	38,769,353	$116,569	$416	$495,266	$705,371	$(69,950)	$(10,260)	$(96,890)	$1,140,522

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,801	$73,016
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on sales of securities available-for-sale and other assets	1,447	—
Loss on equity securities	780	—
Net gain on sale of loans held for sale	(808)	(1,304)
Net depreciation, amortization and accretion	3,056	4,370
Amortization of other intangible assets	726	1,016
Loss on extinguishment of debt	—	740
Stock-based compensation	2,660	2,165
Recovery for credit losses	(2,756)	(1,548)
Originations of loans held for sale	(4,570)	(14,790)
Proceeds from sale of loans originated for sale	14,510	28,069
Increase in cash surrender value of BOLI	(4,370)	(3,826)
Gain from death benefits from BOLI	(645)	(2,156)
Increase in other assets	(31,711)	(32,856)
Increase in other liabilities	1,492	94,513
Net cash provided by operating activities	44,612	147,409
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	77,804	—
Purchases of securities available-for-sale	(78,667)	(6,210)
Purchases of securities held-to-maturity	(27,136)	(41,631)
Proceeds from calls and principal repayments of securities available-for-sale	38,389	112,270
Proceeds from calls and principal repayments of securities held-to-maturity	10,680	14,102
Purchase of BOLI	—	(30,000)
Proceeds received from cash surrender value of BOLI	—	2,843
Proceeds from the sale of portfolio loans transferred to held for sale	1,701	13,201
Net increase in loans	(326,105)	(439,736)
Purchases of fixed assets, net	(2,435)	(1,753)
Purchases of restricted stock, net	(15,979)	(4,378)
Net cash used in investing activities	(321,748)	(381,292)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	268,386	107,245
Proceeds from FHLBNY advances, short-term, net	155,000	75,000
Proceeds from FHLBNY advances, long-term	162,000	—
(Repayments) proceeds of other short-term borrowings, net	(1,360)	300
Proceeds from subordinated debentures issuance, net	—	157,559
Redemption of subordinated debentures	—	(155,000)
Release of stock for benefit plan awards	602	568
Payments related to tax withholding for equity awards	(1,159)	(1,415)
Purchase of treasury stock	(947)	(40,292)
Cash dividends paid to preferred stockholders	(3,643)	(3,643)
Cash dividends paid to common stockholders	(18,536)	(18,674)
Net cash provided by financing activities	560,343	121,648
Increase (decrease) in cash and cash equivalents	283,207	(112,235)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	169,297	393,722
CASH AND CASH EQUIVALENTS, END OF PERIOD	$452,504	$281,487

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$29,470	$22,057
Cash paid for interest	114,017	10,895
Securities available-for-sale transferred to held-to-maturity	—	372,153
Loans transferred to held for sale	11,049	24,178
Premises transferred to (from) held for sale	—	4,078
Operating lease assets in exchange for operating lease liabilities	2,749	1,004

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

Dime Community Bancshares, Inc. (the “ Holding Company”) is engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank (“the Bank”). The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Holding Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations include Dime Community Inc., a real estate investment trust subsidiary which was formerly known as Bridgehampton Community, Inc., as an operating subsidiary. Our bank operations also include Dime Abstract LLC (“Dime Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. In September 2021, the Company dissolved two REITs, DSBW Preferred Funding Corporation and DSBW Residential Preferred Funding Corporation, which were wholly-owned subsidiaries of the Bank, and the preferred shares outstanding were redeemed by their shareholders. As of June 30, 2023, we operated 60 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, Bronx and Staten Island.

The unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q include the collective results of the Holding Company and its wholly-owned subsidiary, the Bank, which are collectively herein referred to as “we”, “us”, “our” and the “Company.”

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which remain significantly unchanged and have been followed similarly as in prior periods.

2.SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of June 30, 2023 and December 31, 2022, the results of operations and statements of comprehensive income for the three and six months ended June 30, 2023 and 2022, the changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022.

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

ASU 2020-04, Reference Rate Reform (Topic 848)

ASU 2020-04 provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. Once optional expedients are elected, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic within the Codification. The Company adopted this ASU on July 1, 2023. The LIBOR transition is not anticipated to have a material effect on the Company's consolidated financial statements.

ASU 2021-01, Reference Rate Reform (Topic 848): Scope

ASU 2021-01 clarifies that all derivative instruments affected by changes to the interest rates used for discounting, margining, or contract price alignment due to reference rate reform are in the scope of ASC 848. Entities may apply certain optional expedients in ASC 848 to derivative instruments that do not reference LIBOR or another rate expected to be discontinued as a result of reference rate reform if there is a change to the interest rate used for discounting, margining or contract price alignment. ASU 2021-01 is effective upon issuance and generally can be applied through December 31, 2022. The Company adopted this ASU on July 1, 2023. The LIBOR transition is not anticipated to have a material effect on the Company's consolidated financial statements.

3.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive (loss) income, net of tax, was as follows:

				Total
				Accumulated
		Defined		Other
		Benefit		Comprehensive
(In thousands)	Securities	Plans	Derivatives	Income (Loss)
Balance as of January 1, 2023	$(100,870)	$(5,266)	$11,757	$(94,379)
Other comprehensive (loss) income before reclassifications	(12,259)	729	(56)	(11,586)
Amounts reclassified from accumulated other comprehensive loss	2,111	(521)	(10)	1,580
Net other comprehensive (loss) income during the period	(10,148)	208	(66)	(10,006)
Balance as of June 30, 2023	$(111,018)	$(5,058)	$11,691	$(104,385)

Balance as of January 1, 2022	$(7,864)	$(1,306)	$2,989	$(6,181)
Other comprehensive (loss) income before reclassifications	(70,803)	1,368	6,279	(63,156)
Amounts reclassified from accumulated other comprehensive loss	685	(1,282)	(16)	(613)
Net other comprehensive (loss) income during the period	(70,118)	86	6,263	(63,769)
Balance as of June 30, 2022	$(77,982)	$(1,220)	$9,252	$(69,950)

The before and after tax amounts allocated to each component of other comprehensive (loss) income are presented in the table below for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Change in unrealized gain (loss) on securities:
Change in net unrealized loss during the period	$(11,291)	$(33,157)	$(13,593)	$(103,288)
Reclassification adjustment for net losses included in net loss on sale of securities and other assets	—	—	1,447	—
Accretion of net unrealized loss on securities transferred to held-to-maturity	796	829	1,553	999
Net change	(10,495)	(32,328)	(10,593)	(102,289)
Tax benefit	(3,109)	(10,169)	(445)	(32,171)
Net change in unrealized loss on securities, net of reclassification adjustments and tax	(7,386)	(22,159)	(10,148)	(70,118)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(370)	(936)	(740)	(1,870)
Change in the net actuarial gain	814	998	1,035	1,995
Net change	444	62	295	125
Tax expense	131	18	87	39
Net change in pension and other postretirement obligations	313	44	208	86
Change in unrealized gain (loss) on derivatives:
Change in net unrealized gain (loss) during the period	1,586	2,309	(525)	9,161
Reclassification adjustment for expense included in interest expense	299	(54)	(14)	(23)
Net change	1,885	2,255	(539)	9,138
Tax expense (benefit)	559	710	(473)	2,875
Net change in unrealized (loss) gain on derivatives, net of reclassification adjustments and tax	1,326	1,545	(66)	6,263
Other comprehensive loss, net of tax	$(5,747)	$(20,570)	$(10,006)	$(63,769)

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except share and per share amounts)	2023	2022	2023	2022
Net income available to common stockholders	$25,676	$36,663	$61,158	$69,373
Less: Dividends paid and earnings allocated to participating securities	(417)	(432)	(806)	(806)
Income attributable to common stock	$25,259	$36,231	$60,352	$68,567
Weighted-average common shares outstanding, including participating securities	38,805,966	39,092,205	38,687,941	39,384,803
Less: weighted-average participating securities	(629,973)	(460,522)	(523,582)	(445,050)
Weighted-average common shares outstanding	38,175,993	38,631,683	38,164,359	38,939,753
Basic EPS	$0.66	$0.94	$1.58	$1.76

Income attributable to common stock	$25,259	$36,231	$60,352	$68,567
Weighted-average common shares outstanding	38,175,993	38,631,683	38,164,359	38,939,753
Weighted-average common equivalent shares outstanding	—	—	—	—
Weighted-average common and equivalent shares outstanding	38,175,993	38,631,683	38,164,359	38,939,753
Diluted EPS	$0.66	$0.94	$1.58	$1.76

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 92,137 weighted-average stock options outstanding for the three and six months ended June 30, 2023, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period. There were 121,253 weighted-average stock options outstanding for the three and six months ended June 30, 2022, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

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

6.SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(855)	$9,145
Treasury securities	246,392	—	(17,785)	228,607
Corporate securities	169,589	—	(30,036)	139,553
Pass-through mortgage-backed securities ("MBS") issued by government sponsored entities ("GSEs")	253,191	—	(30,607)	222,584
Agency collateralized mortgage obligations ("CMOs")	317,307	2	(51,636)	265,673
State and municipal obligations	31,794	—	(2,500)	29,294
Total securities available-for-sale	$1,028,273	$2	$(133,419)	$894,856

	June 30, 2023
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,359	$—	$(13,284)	$76,075
Corporate securities	9,000	—	(1,340)	7,660
Pass-through MBS issued by GSEs	286,918	—	(40,848)	246,070
Agency CMOs	218,683	—	(28,419)	190,264
Total securities held-to-maturity	$603,960	$—	$(83,891)	$520,069

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Treasury securities	$246,899	$—	$(19,643)	$227,256
Corporate securities	183,791	57	(17,075)	166,773
Pass-through mortgage-backed securities ("MBS") issued by government sponsored entities ("GSEs")	272,774	—	(31,534)	241,240
Agency collateralized mortgage obligations ("CMOs")	331,394	2	(50,057)	281,339
State and municipal obligations	37,000	—	(3,021)	33,979
Total securities available-for-sale	$1,071,858	$59	$(121,330)	$950,587

	December 31, 2022
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,157	$—	$(14,095)	$75,062
Corporate securities	9,000	—	(553)	8,447
Pass-through MBS issued by GSEs	278,281	—	(40,960)	237,321
Agency CMOs	209,360	—	(24,431)	184,929
Total securities held-to-maturity	$585,798	$—	$(80,039)	$505,759

There were no transfers to or from securities held-to-maturity during the three or six months ended June 30, 2023. During the six months ended June 30, 2022, the Company transferred securities with a book value of $400.0 million from available-for-sale to held-to-maturity. The transfers occurred at fair value totaling $372.2 million. The related unrealized losses of $27.8 million were converted to a discount that is being accreted through interest income on a level-yield method over the term of the securities, while the unrealized losses recorded in other comprehensive income are amortized out of other comprehensive income through interest income on a level-yield method over the remaining term of securities, with no net change to interest income. No gain or loss was recorded at the time of transfer. There were no transfers of securities held-to-maturity to securities available-for-sale during the six months ended June 30, 2022.

The carrying amount of securities pledged at June 30, 2023 and December 31, 2022 was $573.9 million and $631.4 million, respectively.

At June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The amortized cost and fair value of securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	June 30, 2023
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$43,224	$41,505
One to five years	237,304	218,555
Five to ten years	177,248	146,540
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMO	570,497	488,256
Total	$1,028,273	$894,856

Held-to-maturity
Within one year	$—	$—
One to five years	10,000	9,279
Five to ten years	88,359	74,456
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMO	505,601	436,334
Total	$603,960	$520,069

The following table presents the information related to sales of securities available-for-sale as of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Securities available-for-sale
Proceeds	$—	$—	$77,804	$—
Gross gains	—	—	130	—
Tax expense on gains	—	—	39	—
Gross losses	—	—	1,577	—
Tax benefit on losses	—	—	467	—

There were no sales of securities held-to-maturity during the three or six months ended June 30, 2023 and 2022.

The following table summarizes the gross unrealized losses and fair value of securities available-for-sale aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	June 30, 2023
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$—	$—	$9,145	$855	$9,145	$855
Treasury securities	—	—	228,607	17,785	228,607	17,785
Corporate securities	68,385	11,962	71,168	18,074	139,553	30,036
Pass-through MBS issued by GSEs	24,222	1,154	198,362	29,453	222,584	30,607
Agency CMOs	990	27	259,681	51,609	260,671	51,636
State and municipal obligations	1,970	79	26,824	2,421	28,794	2,500

	December 31, 2022
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Treasury securities	$—	$—	$227,256	$19,643	$227,256	$19,643
Corporate securities	110,707	8,494	50,116	8,581	160,823	17,075
Pass-through MBS issued by GSEs	50,813	2,010	190,427	29,524	241,240	31,534
Agency CMOs	55,924	3,454	220,413	46,603	276,337	50,057
State and municipal obligations	10,848	174	22,681	2,847	33,529	3,021

As of June 30, 2023, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available-for-sale debt securities was required. Additionally, given the high-quality composition of the Company’s held-to-maturity portfolio, the Company did not record an allowance for credit losses on the held-to-maturity portfolio. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Accrued interest receivable on securities totaling $5.3 million and $5.4 million at June 30, 2023 and December 31, 2022, respectively, was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

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

At June 30, 2023, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. government: Agency Notes, Treasury Securities, Pass-through MBS issued by GSEs, Agency Collateralized Mortgage Obligations. Substantially all of the corporate bonds within the portfolio have maintained an investment grade rating by either Kroll, Egan-Jones, Fitch, Moody’s or Standard and Poor’s. None of the unrealized losses are related to credit quality of the issuer. Substantially all of the state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

7.LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	June 30, 2023	December 31, 2022
Business loans (1)	$2,250,108	$2,211,857
One-to-four family residential and cooperative/condominium apartment	855,980	773,321
Multifamily residential and residential mixed-use	4,132,358	4,026,826
Non-owner-occupied commercial real estate	3,406,232	3,317,485
Acquisition, development, and construction ("ADC")	225,580	229,663
Other loans	6,157	7,679
Total	10,876,415	10,566,831
Allowance for credit losses	(75,646)	(83,507)
Loans held for investment, net	$10,800,769	$10,483,324

(1) Business loans include commercial and industrial loans, owner-occupied commercial real estate loans and PPP loans.

The following tables present data regarding the allowance for credit losses activity for the periods indicated:

	At or for the Three Months Ended June 30, 2023
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
		Condominium	Residential	Commercial		Other
(In thousands)	Business Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$43,879	$6,012	$7,613	$18,076	$2,515	$240	$78,335
(Credit) provision for credit losses	(542)	421	577	364	43	127	990
Charge-offs	(3,745)	(14)	—	—	—	(33)	(3,792)
Recoveries	108	—	—	—	—	5	113
Ending balance	$39,700	$6,419	$8,190	$18,440	$2,558	$339	$75,646

	At or for the Three Months Ended June 30, 2022
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
		Condominium	Residential	Commercial		Other
(In thousands)	Business Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$43,728	$4,528	$7,061	$19,180	$4,758	$360	$79,615
(Credit) provision for credit losses	2,009	(14)	(58)	(527)	(970)	(74)	366
Charge-offs	(645)	—	—	—	—	—	(645)
Recoveries	36	—	—	54	—	—	90
Ending balance	$45,128	$4,514	$7,003	$18,707	$3,788	$286	$79,426

	At or for the Six Months Ended June 30, 2023
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
		Condominium	Residential	Commercial		Other
(In thousands)	Business Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$47,029	$5,969	$8,360	$20,153	$1,723	$273	$83,507
Provision (recovery) for credit losses	(2,150)	464	(170)	(1,713)	835	93	(2,641)
Charge-offs	(5,774)	(14)	—	—	—	(34)	(5,822)
Recoveries	595	—	—	—	—	7	602
Ending balance	$39,700	$6,419	$8,190	$18,440	$2,558	$339	$75,646

	At or for the Six Months Ended June 30, 2022
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
		Condominium	Residential	Commercial		Other
(In thousands)	Business Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$62,366	$5,932	$7,816	$2,131	$4,857	$751	$83,853
(Recovery) provision for credit losses	(14,045)	(1,418)	(815)	16,522	(1,069)	(463)	(1,288)
Charge-offs	(3,280)	—	—	—	—	(3)	(3,283)
Recoveries	87	—	2	54	—	1	144
Ending balance	$45,128	$4,514	$7,003	$18,707	$3,788	$286	$79,426

The following tables present the amortized cost basis of loans on non-accrual status as of the periods indicated:

	June 30, 2023
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
Business loans	$5,636	$17,834	$16,131
One-to-four family residential and cooperative/condominium apartment	—	3,305	149
Multifamily residential and residential mixed-use	—	—	—
Non-owner-occupied commercial real estate	—	15	15
Acquisition, development, and construction	—	657	305
Other loans	—	220	220
Total	$5,636	$22,031	$16,820

	December 31, 2022
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
Business loans	$5,403	$22,384	$20,812
One-to-four family residential and cooperative/condominium apartment	—	3,203	181
Multifamily residential and residential mixed-use	—	—	—
Non-owner-occupied commercial real estate	15	2,476	1,297
Acquisition, development, and construction	657	—	—
Other loans	—	99	99
Total	$6,075	$28,162	$22,389

The Company did not recognize interest income on non-accrual loans held for investment during the three or six months ended June 30, 2023 and 2022.

The following tables summarize the past due status of the Company’s investment in loans as of the dates indicated:

	June 30, 2023
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$4,616	$6,963	$—	$23,470	$35,049	$2,215,059	$2,250,108
One-to-four family residential, including condominium and cooperative apartment	1,409	1,178	—	3,305	5,892	850,088	855,980
Multifamily residential and residential mixed-use	6,465	—	—	—	6,465	4,125,893	4,132,358
Non-owner-occupied commercial real estate	3,834	—	—	15	3,849	3,402,383	3,406,232
Acquisition, development, and construction	—	—	—	657	657	224,923	225,580
Other	65	1	—	220	286	5,871	6,157
Total	$16,389	$8,142	$—	$27,667	$52,198	$10,824,217	$10,876,415

	December 31, 2022
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$5,861	$741	$—	$27,787	$34,389	$2,177,468	$2,211,857
One-to-four family residential, including condominium and cooperative apartment	686	—	—	3,203	3,889	769,432	773,321
Multifamily residential and residential mixed-use	4,817	—	—	—	4,817	4,022,009	4,026,826
Non-owner-occupied commercial real estate	11,889	—	—	2,491	14,380	3,303,105	3,317,485
Acquisition, development, and construction	—	—	—	657	657	229,006	229,663
Other	264	1	—	99	364	7,315	7,679
Total	$23,517	$742	$—	$34,237	$58,496	$10,508,335	$10,566,831

Accruing Loans 90 Days or More Past Due:

The Company did not have accruing loans 90 days or more past due as of June 30, 2023 or December 31, 2022.

Collateral Dependent Loans:

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated:

	June 30, 2023		December 31, 2022
	Real Estate	Associated Allowance	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses	Collateral Dependent	for Credit Losses
Business loans	$5,597	$—	$5,849	$—
One-to-four family residential, including condominium and cooperative apartment	—	—	—	—
Multifamily residential and residential mixed-use	—	—	—	—
Non-owner-occupied commercial real estate	—	—	2,491	1,297
Acquisition, development, and construction	657	305	657	—
Other	—	—	—	—
Total	$6,254	$305	$8,997	$1,297

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

The following tables shows the amortized cost basis as of June 30, 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted:

	For the Three Months Ended June 30, 2023

		Significant	Term Extension	Significant Payment Delay		% of Total Class
	Term	Payment	and Significant	and Interest		of Financing
(Dollars in thousands)	Extension	Delay	Payment Delay	Rate Reduction	Total	Receivable
Business loans	$132	$—	$472	$276	$880	0.0
One-to-four family residential, including condominium and cooperative apartment	—	—	—	—	—	0.0
Multifamily residential and residential mixed-use	—	—	—	—	—	0.0
Non-owner-occupied commercial real estate	—	—	—	—	—	0.0
Acquisition, development, and construction	—	—	—	—	—	0.0
Other	—	—	—	—	—	0.0
Total	$132	$—	$472	$276	$880	0.0%

	For the Six Months Ended June 30, 2023

		Significant	Term Extension	Significant Payment Delay		% of Total Class
	Term	Payment	and Significant	and Interest		of Financing
(Dollars in thousands)	Extension	Delay	Payment Delay	Rate Reduction	Total	Receivable
Business loans	$132	$—	$472	$276	$880	0.0%
One-to-four family residential, including condominium and cooperative apartment	—	2,852	—	—	2,852	0.3
Multifamily residential and residential mixed-use	—	—	—	—	—	0.0
Non-owner-occupied commercial real estate	—	—	—	—	—	0.0
Acquisition, development, and construction	—	—	—	—	—	0.0
Other	—	—	—	—	—	0.0
Total	$132	$2,852	$472	$276	$3,732	0.0%

The following tables describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the Three Months Ended June 30, 2023
Weighted Average
	Weighted Average	Weighted Average	Payment Delay
	Interest Rate	Months of	or Principal
(Dollars in thousands)	Reductions	Term Extensions	Forgiveness
Business loans	4.25%	$16	$11
One-to-four family residential, including condominium and cooperative apartment	—	—	—
Multifamily residential and residential mixed-use	—	—	—
Non-owner-occupied commercial real estate	—	—	—
Acquisition, development, and construction	—	—	—
Other loans	—	—	—
Total	4.25%	$16	$11

For the Six Months Ended June 30, 2023
Weighted Average
	Weighted Average	Weighted Average	Payment Delay
	Interest Rate	Months of	or Principal
(Dollars in thousands)	Reductions	Term Extensions	Forgiveness
Business loans	4.25%	$21	$17
One-to-four family residential, including condominium and cooperative apartment	—	—	72
Multifamily residential and residential mixed-use	—	—	—
Non-owner-occupied commercial real estate	—	—	—
Acquisition, development, and construction	—	—	—
Other loans	—	—	—
Total	4.25%	$21	$89

The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table describes the performance of loans that have been modified during the six months ended June 30, 2023.

	June 30, 2023
		30-59	60-89	90+
(Dollars in thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$—	$—	$—	$—	$880	$880
One-to-four family residential, including condominium and cooperative apartment	2,852	—	—	—	—	2,852
Multifamily residential and residential mixed-use	—	—	—	—	—	—
Non-owner-occupied commercial real estate	—	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	$2,852	$—	$—	$—	$880	$3,732

There were no loans made to borrowers experiencing financial difficulty that were modified during the three months ended June 30, 2023, and that subsequently defaulted. For the purposes of this disclosure, a payment default is defined as 90 or more days past due and still accruing. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

Prior to our adoption of ASU 2022-02, as of December 31, 2022, the Company had TDRs totaling $22.1 million. The Company has allocated $9.1 million of allowance for those loans at December 31, 2022, with no commitments to lend additional amounts.

The following table presents the loans by category modified as TDRs that occurred during the year ended December 31, 2022.

	Modifications During the Year Ended December 31, 2022
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Business loans	7	$21,934	$21,938
One-to-four family residential, including condominium and cooperative apartment	2	762	762
Multifamily residential and residential mixed-use	—	—	—
Non-owner-occupied commercial real estate	1	991	991
Acquisition, development, and construction	1	13,500	13,500
Other	1	276	276
Total	12	$37,463	$37,467

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	June 30, 2023
(In thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$149,897	$443,880	$216,423	$175,305	$160,702	$325,188	$626,364	$42,465	$2,140,224
Special mention	528	3,284	1,316	1,430	1,317	13,447	10,849	8,946	41,117
Substandard	52	898	396	8,339	3,593	30,410	8,637	7,303	59,628
Doubtful	—	—	—	—	8,332	807	—	—	9,139
Total business loans	150,477	448,062	218,135	185,074	173,944	369,852	645,850	58,714	2,250,108
YTD Gross Charge-Offs	—	—	—	38	—	1,991	434	3,311	5,774

One-to-four family residential, and condominium/cooperative apartment:
Pass	112,062	221,019	104,481	71,297	64,080	219,848	33,626	13,387	839,800
Special mention	—	—	—	—	—	761	159	715	1,635
Substandard	—	—	—	1,015	1,219	11,518	—	793	14,545
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	112,062	221,019	104,481	72,312	65,299	232,127	33,785	14,895	855,980
YTD Gross Charge-Offs	—	—	—	—	—	—	—	14	14

Multifamily residential and residential mixed-use:
Pass	209,997	1,372,631	593,917	292,798	395,000	1,128,010	12,229	4,465	4,009,047
Special mention	—	—	4,246	18,194	14,088	30,723	—	—	67,251
Substandard	—	—	—	10,711	—	45,349	—	—	56,060
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	209,997	1,372,631	598,163	321,703	409,088	1,204,082	12,229	4,465	4,132,358
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Non-owner-occupied commercial real estate
Pass	193,516	730,726	665,019	480,519	361,052	824,040	11,632	8,040	3,274,544
Special mention	—	—	—	78,319	4,608	9,676	—	—	92,603
Substandard	—	—	15	25,756	6,343	6,971	—	—	39,085
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	193,516	730,726	665,034	584,594	372,003	840,687	11,632	8,040	3,406,232
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Acquisition, development, and construction
Pass	—	46,952	134,396	7,647	15,718	552	19,408	250	224,923
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	657	—	—	—	—	—	657
Doubtful	—	—	—	—	—	—	—	—	—
Total acquisition, development, and construction	—	46,952	135,053	7,647	15,718	552	19,408	250	225,580
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	665,472	2,815,208	1,714,236	1,027,566	996,552	2,497,638	703,259	68,607	10,488,538
Special mention	528	3,284	5,562	97,943	20,013	54,607	11,008	9,661	202,606
Substandard	52	898	1,068	45,821	11,155	94,248	8,637	8,096	169,975
Doubtful	—	—	—	—	8,332	807	—	—	9,139
Total Loans	$666,052	$2,819,390	$1,720,866	$1,171,330	$1,036,052	$2,647,300	$722,904	$86,364	$10,870,258
YTD Gross Charge-Offs	$—	$—	$—	$38	$—	$1,991	$434	$3,325	$5,788

	December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$449,699	$228,143	$187,522	$173,527	$130,576	$240,131	$650,960	$43,552	$2,104,110
Special mention	6,634	-	894	1,529	15,893	4,213	9,062	478	38,703
Substandard	5,242	1,380	8,843	4,706	2,101	14,938	11,290	9,412	57,912
Doubtful	—	—	—	8,332	752	2,048	—	—	11,132
Total business loans	461,575	229,523	197,259	188,094	149,322	261,330	671,312	53,442	2,211,857
YTD Gross Charge-Offs	—	477	4,720	2,088	—	2,414	1,460	242	11,401

One-to-four family residential, and condominium/cooperative apartment:
Pass	225,031	108,185	72,732	65,515	66,038	164,338	41,172	12,563	755,574
Special mention	—	—	—	—	735	1,175	579	726	3,215
Substandard	—	—	1,026	1,227	407	10,779	—	1,093	14,532
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	225,031	108,185	73,758	66,742	67,180	176,292	41,751	14,382	773,321
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Multifamily residential and residential mixed-use:
Pass	1,386,549	582,393	316,424	395,933	127,074	1,107,281	12,584	—	3,928,238
Special mention	—	—	—	11,183	—	14,168	—	—	25,351
Substandard	—	—	12,294	7,001	20,311	33,631	—	—	73,237
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	1,386,549	582,393	328,718	414,117	147,385	1,155,080	12,584	—	4,026,826
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Non-owner-occupied commercial real estate
Pass	747,272	662,608	608,133	373,835	198,317	661,311	11,963	3,453	3,266,892
Special mention	—	—	19,655	4,652	—	12,108	—	—	36,415
Substandard	—	15	1,070	6,209	—	6,884	—	—	14,178
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	747,272	662,623	628,858	384,696	198,317	680,303	11,963	3,453	3,317,485
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Acquisition, development, and construction
Pass	36,877	152,543	11,242	15,943	—	2,087	10,033	281	229,006
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	657	—	—	—	—	—	—	657
Doubtful	—	—	—	—	—	—	—	—	—
Total acquisition, development, and construction	36,877	153,200	11,242	15,943	—	2,087	10,033	281	229,663
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	2,845,428	1,733,872	1,196,053	1,024,753	522,005	2,175,148	726,712	59,849	10,283,820
Special mention	6,634	—	20,549	17,364	16,628	31,664	9,641	1,204	103,684
Substandard	5,242	2,052	23,233	19,143	22,819	66,232	11,290	10,505	160,516
Doubtful	—	—	—	8,332	752	2,048	—	—	11,132
Total Loans	$2,857,304	$1,735,924	$1,239,835	$1,069,592	$562,204	$2,275,092	$747,643	$71,558	$10,559,152
YTD Gross Charge-Offs	$—	$477	$4,720	$2,088	$—	$2,414	$1,460	$242	$11,401

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

(In thousands)	June 30, 2023	December 31, 2022
Performing	$5,937	$7,580
Non-accrual	220	99
Total	$6,157	$7,679

8.LEASES

Maturities of the Company’s operating lease liabilities at June 30, 2023 are as follows:

Rent to be
(In thousands)	Capitalized
2023	$6,105
2024	12,238
2025	12,039
2026	11,356
2027	9,375
Thereafter	10,047
Total undiscounted lease payments	61,160
Less amounts representing interest	(3,613)
Operating lease liabilities	$57,547

Other information related to the Company’s operating leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Operating lease cost	$3,152	$3,271	$6,293	$6,533
Cash paid for amounts included in the measurement of operating lease liabilities	3,088	3,055	6,159	5,979

	June 30,		December 31,
	2023		2022
Weighted average remaining lease term	5.4	years	5.9	years
Weighted average discount rate	2.15%		2.03%

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $7.1 million will be reclassified as a decrease to interest expense.

During the three and six months ended June 30, 2023, the Company did not terminate any derivatives. During the three and six months ended June 30, 2022, the Company did not terminate any derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of the dates indicated.

	June 30, 2023				December 31, 2022
		Notional	Fair Value	Fair Value		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Interest rate swaps related to FHLBNY advances	4	$150,000	$16,611	$—	4	$150,000	$17,150	$—

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Gain (loss) recognized in other comprehensive income (loss)	$1,586	$2,309	$(525)	$9,161
(Loss) gain reclassified from other comprehensive income into interest expense	(299)	54	14	23

All cash flow hedges are recorded gross on the balance sheet.

The cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Company to post cash collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of June 30, 2023 and December 31, 2022, the Company did not post collateral to the third-party counterparties. As of June 30, 2023, the Company received $17.5 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2022, the Company received $17.8 million in collateral from its third-party counterparties.

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

	June 30, 2023
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	23	$275,552	$4,874	$—
Loan level interest rate swaps with borrower	194	1,268,977	—	122,618
Loan level interest rate floors with borrower	33	226,257	—	3,637
Loan level interest rate swaps with third-party counterparties	23	275,552	—	4,874
Loan level interest rate swaps with third-party counterparties	194	1,268,977	122,618	—
Loan level interest rate floors with third-party counterparties	33	226,257	3,637	—

	December 31, 2022
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	3	$53,311	$1,524	$—
Loan level interest rate swaps with borrower	185	1,214,736	—	126,751
Loan level interest rate floors with borrower	40	326,309	—	9,060
Loan level interest rate swaps with third-party counterparties	3	53,311	—	1,524
Loan level interest rate swaps with third-party counterparties	185	1,214,736	126,751	—
Loan level interest rate floors with third-party counterparties	40	326,309	9,060	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Loan level derivative income	$2,437	$1,685	$5,570	$1,691

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of June 30, 2023 and December 31, 2022, the Company did not post collateral to its third-party counterparties. As of June 30, 2023, the Company received $122.7 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2022, the Company received $135.3 million in collateral from its third-party counterparties under the agreements in a net asset position.

Risk Participation Agreements

The Company enters into risk participation agreements to manage economic risks but does not designate the instruments in hedge relationships. As of June 30, 2023 and December 31, 2022, the notional amounts of risk participation agreements for derivative liabilities were $94.1 million and $71.1 million, respectively. The related fair values of the Company’s risk participation agreements were immaterial as of June 30, 2023 and December 31, 2022.

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

For derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, any breach of the above provisions by the Company may require settlement of its obligations under the agreements at the termination value with the respective counterparty. As of June 30, 2023, there were no derivatives in a net liability position, and therefore the termination value was zero. There were no provisions breached for the three or six months ended June 30, 2023.

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

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by GSEs as of June 30, 2023 and December 31, 2022. In accordance with the Company’s investment policy, corporate securities are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. Obtaining market values as of June 30, 2023 and December 31, 2022 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

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

		Fair Value Measurements
		at June 30, 2023 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$9,145	$—	$9,145	$—
Treasury securities	228,607	—	228,607	—
Corporate securities	139,553	—	139,553	—
Pass-through MBS issued by GSEs	222,584	—	222,584	—
Agency CMOs	265,673	—	265,673	—
State and municipal obligations	29,294	—	29,294	—
Derivative – cash flow hedges	16,611	—	16,611	—
Derivative – freestanding derivatives, net	131,130	—	131,130	—
Financial Liabilities:
Derivative – freestanding derivatives, net	131,130	—	131,130	—

		Fair Value Measurements
		at December 31, 2022 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Treasury securities	$227,256	$—	$227,256	$—
Corporate securities	166,773	—	166,773	—
Pass-through MBS issued by GSEs	241,240	—	241,240	—
Agency CMOs	281,339	—	281,339	—
State and municipal obligations	33,979	—	33,979	—
Derivative – cash flow hedges	17,150	—	17,150	—
Derivative – freestanding derivatives, net	137,335	—	137,335	—
Financial Liabilities:
Derivative – freestanding derivatives, net	137,335	—	137,335	—

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

June 30, 2023
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$352	$—	$—	$352

December 31, 2022
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$1,179	$—	$—	$1,179

Individually evaluated loans with an allowance for credit losses at June 30, 2023 had a carrying amount of $352 thousand, which is made up of the outstanding balance of $657 thousand, net of a valuation allowance of $305 thousand. Collateral dependent individually analyzed loans resulted in a credit loss recovery of $860 thousand for the three months ended June 30, 2023 and a credit loss recovery of $555 thousand for the six months ended June 30, 2023, which is included in the amounts reported in the consolidated statements of income.

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

		Fair Value Measurements
		at June 30, 2023 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$452,504	$452,504	$—	$—	$452,504
Securities held-to-maturity	603,960	—	520,069	—	520,069
Loans held for investment, net	10,800,417	—	—	10,245,728	10,245,728
Accrued interest receivable	51,787	—	6,205	45,582	51,787
Financial Liabilities:
Savings, money market and checking accounts (1)	8,991,943	8,991,943	—	—	8,991,943
Certificates of Deposits ("CDs")	1,530,749	—	1,522,515	—	1,522,515
FHLBNY advances	1,448,000	—	1,444,184	—	1,444,184
Subordinated debt, net	200,240	—	158,240	—	158,240
Accrued interest payable	18,098	—	18,098	—	18,098

(1) Includes mortgage escrow deposits.

		Fair Value Measurements
		at December 31, 2022 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$169,297	$169,297	$—	$—	$169,297
Securities held-to-maturity	585,798	—	505,759	—	505,759
Loans held for investment, net	10,482,145	—	—	10,005,121	10,005,121
Accrued interest receivable	48,561	—	6,105	42,456	48,561
Financial Liabilities:
Savings, money market and checking accounts (1)	9,139,043	9,139,043	—	—	9,139,043
Certificates of Deposits ("CDs")	1,115,364	—	1,096,808	—	1,096,808
FHLBNY advances	1,131,000	—	1,131,217	—	1,131,217
Subordinated debt, net	200,283	—	180,583	—	180,583
Other short-term borrowings	1,360	1,360	—	—	1,360
Accrued interest payable	5,323	—	5,323	—	5,323

(1) Includes mortgage escrow deposits.

11.OTHER INTANGIBLE ASSETS

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable.

	June 30, 2023			December 31, 2022
	Core Deposit	Non-compete		Core Deposit	Non-compete
(In thousands)	Intangibles	Agreement	Total	Intangibles	Agreement	Total
Gross carrying value	$10,204	$780	$10,984	$10,204	$780	$10,984
Accumulated amortization	(4,446)	(780)	(5,226)	(3,720)	(780)	(4,500)
Net carrying amount	$5,758	$—	$5,758	$6,484	$—	$6,484

Amortization expense recognized on intangible assets was $349 thousand and $726 thousand for the three and six months ended June 30, 2023. Amortization expense recognized on intangible assets was $430 thousand and $1.0 million for the three and six months ended June 30, 2022.

Estimated amortization expense for the remainder of 2023 through 2027 and thereafter is as follows:

(In thousands)	Total
2023	$699
2024	1,163
2025	958
2026	795
2027	664
Thereafter	1,479
Total	$5,758

12.FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY (“Advances”) totaling $1.45 billion and $1.13 billion at June 30, 2023 and December 31, 2022, respectively, all of which were fixed rate. The average interest rate on outstanding FHLBNY Advances was 5.14% and 4.55% at June 30, 2023 and December 31, 2022, respectively. In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank was eligible to borrow an additional $4.14 billion as of June 30, 2023 and $4.13 billion as of December 31, 2022, and maintained sufficient qualifying collateral, as defined by the FHLBNY. At June 30, 2023 there were no callable Advances.

The Company did not have extinguishment of debt during the three or six months ended June 30, 2023 or 2022.

The following tables present the contractual maturities and weighted average interest rates of FHLBNY advances for each of the next five years. There were $175.0 million FHLBNY advances with an overnight contractual maturity at June 30, 2023, and no FHLBNY advances with an overnight contractual maturity at December 31, 2022. As of June 30, 2023 there were $575.0 million of FHLBNY advances with contractual maturities during 2023 and $698.0 million of FHLBNY advances with contractual maturities after 2023. As of December 31, 2022, there were $1.10 billion of FHLBNY advances with contractual maturities during 2023 and $36.0 million of FHLBNY advances with contractual maturities after 2022:

	June 30, 2023
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
Overnight, fixed rate at 5.31%	$175,000	5.31%
2023, fixed rate at rates from 5.18% to 5.64%	575,000	5.32
2024, fixed rate at rates from 4.85% to 5.16%	650,000	5.00
2027, fixed rate at 4.25%	36,000	4.25
2028, fixed rate at 4.04%	12,000	4.04
Total FHLBNY advances	$1,448,000	5.14%

	December 31, 2022
(Dollars in thousands)		Weighted
Contractual Maturity	Amount	Average Rate
2023, fixed rate at rates from 3.85% to 4.75%	$1,095,000	4.56%
2027, fixed rate at 4.25%	36,000	4.25
Total FHLBNY advances	$1,131,000	4.55%

13.SUBORDINATED DEBENTURES

On May 6, 2022, the Company issued $160.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due 2032 (“the Notes”).  The Notes are callable at par after five years, have a stated maturity of May 15, 2032 and bear interest at a fixed annual rate of 5.00% per year, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2022. The last interest payment for the fixed rate period will be May 15, 2027. From and including May 15, 2027 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the benchmark rate (which is expected to be Three-Month Term SOFR) plus 218-basis points, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2027.

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

The subordinated debentures totaled $200.2 million at June 30, 2023 and $200.3 million at December 31, 2022. Interest expense related to the subordinated debentures was $2.6 million and $3.3 million during the three months ended June 30, 2023 and 2022, respectively. Interest expense related to the subordinated debentures was $5.1 million and $5.5 million during the six months ended June 30, 2023 and 2022, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

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

The following table represents the components of net periodic benefit (credit) cost included in other non-interest expense, except for service cost which is reported in salaries and employee benefits expense, in the consolidated statements of income. Net expenses associated with these plans were comprised of the following components:

	Three Months Ended June 30,
	2023		2022

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$175	$—	$267	$—
Interest cost	330	222	195	155
Expected return on assets	(688)	(382)	(857)	(490)
Amortization of unrealized loss	—	147	—	63
Net periodic credit	$(183)	$(13)	$(395)	$(272)

	Six Months Ended June 30,
	2023		2022

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$350	$—	$535	$—
Interest cost	660	445	390	310
Expected return on assets	(1,375)	(765)	(1,715)	(980)
Amortization of unrealized loss	—	295	—	125
Net periodic credit	$(365)	$(25)	$(790)	$(545)

There were no contributions to the BNB Bank Pension Plan or the Employee Retirement Plan for the three or six months ended June 30, 2023.

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) that existed before the Merger. The 401(k) Plan covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the first day of the month following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $22,500 for the calendar year ended December 31, 2023. Under the provisions of the 401(k) Plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. The 401(k) Plan does not allow for investment in the Company’s common stock. The 401(k) Plan held Company common stock within the accounts of participants totaling $4.3 million at June 30, 2023. During the three and six months ended June 30, 2023, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $582 thousand and $1.5 million, respectively. During the three and six months ended June 30, 2022, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $530 thousand and $1.3 million, respectively.

15.STOCK-BASED COMPENSATION

In May 2021, the Company’s shareholders approved the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. The Company no longer makes grants under the Legacy Stock Plans. Awards outstanding under the Legacy Stock Plans will continue to remain outstanding and subject to the terms and conditions of the Legacy Stock Plans. At June 30, 2023, there were 681,061 shares reserved for issuance under the 2021 Equity Incentive Plan.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average Exercise	Contractual	Value
	Options	Price	Years	(In thousands)
Options outstanding at January 1, 2023	92,137	$35.39	6.2	—
Options exercised	—	—
Options forfeited	—	—
Options outstanding at June 30, 2023	92,137	$35.39	5.7	$—
Options vested and exercisable at June 30, 2023	92,137	$35.39	5.7	$—

Information related to stock options during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Cash received for option exercise cost	$—	$—	$—	$—
Income tax (expense) benefit recognized on stock option exercises	—	—	—	—
Intrinsic value of options exercised	—	—	—	—

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of June 30, 2023 were as follows:

	Outstanding Options		Vested Options
		Weighted		Weighted
		Average		Average
		Contractual		Contractual
		Years		Years
	Amount	Remaining	Amount	Remaining
Exercise Prices:
$34.87	35,671	6.6	35,671	6.6
$35.35	32,079	5.6	32,079	5.6
$36.19	24,387	4.6	24,387	4.6
Total	92,137	5.7	92,137	5.7

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2023	350,758	$28.63
Shares granted	201,590	26.16
Shares vested	(120,353)	28.91
Shares forfeited	(2,127)	27.31
Unvested allocated shares outstanding at June 30, 2023	429,868	$27.40

Information related to RSAs during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Compensation expense recognized	$1,262	$764	$2,320	$1,788
Income tax (expense) benefit recognized on vesting of RSAs	(99)	34	(112)	188

As of June 30, 2023, there was $9.0 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 2.0 years.

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

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Maximum aggregate share payout at January 1, 2023	95,831	$30.35
Shares granted	92,566	16.97
Shares forfeited	(13,632)	33.67
Maximum aggregate share payout at June 30, 2023	174,765	$23.00
Minimum aggregate share payout	—	—
Expected aggregate share payout	148,663	$21.98

Information related to PSAs during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Compensation expense recognized	$95	$182	$340	$377
Income tax expense recognized on vesting of PSAs	—	—	(15)	—

As of June 30, 2023, there was $2.0 million of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.0 years.

16.INCOME TAXES

During the three months ended June 30, 2023 and 2022, the Company’s consolidated effective tax rates were 26.8% and 28.4%, respectively. During the six months ended June 30, 2023 and 2022, the Company’s consolidated effective tax rates were 26.8% and 28.3%, respectively There were no significant unusual income tax items during the three or six months ended June 30, 2023 and 2022, respectively.

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

Selected Financial Highlights and Other Data

(Dollars in Thousands Except Per Share Amounts)

	At or For the		At or For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Per Share Data:
Reported EPS (Diluted)	$0.66	$0.94	$1.58	$1.76
Cash dividends paid per common share	0.25	0.24	0.49	0.48
Book value per common share	27.99	26.41	27.99	26.41
Dividend payout ratio	37.88%	25.53%	31.01%	27.27%
Performance and Other Selected Ratios:
Return on average assets	0.81%	1.27%	0.96%	1.20%
Return on average equity	9.03	13.44	10.75	12.47
Net interest spread	1.58	3.12	1.74	3.09
Net interest margin	2.50	3.29	2.62	3.24
Average interest-earning assets to average interest-bearing liabilities	141.00	166.61	143.80	166.19
Non-interest expense to average assets	1.53	1.71	1.47	1.67
Efficiency ratio	57.6	49.1	53.8	50.4
Loan-to-deposit ratio at end of period	103.4	91.4	103.4	91.4
Effective tax rate	26.76	28.41	26.76	28.25
Asset Quality Summary:
Non-performing loans (1)	$27,667	$36,301	$27,667	$36,301
Non-performing assets	27,667	36,301	27,667	36,301
Net charge-offs	3,679	555	5,220	3,139
Non-performing assets/Total assets	0.20%	0.29%	0.20%	0.29%
Non-performing loans/Total loans	0.25	0.38	0.25	0.38
Allowance for credit losses/Total loans	0.70	0.82	0.70	0.82
Allowance for credit losses/Non-performing loans	273.42	218.80	273.42	218.80
(1)	Non-performing loans are defined as all loans on non-accrual status.

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

Impact on Financial Condition and Results of Operations

If our assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover expected losses in the loan portfolio, resulting in additions to the allowance. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance through charges to earnings which would materially decrease our net income.

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

The Bank utilizes repurchase agreements as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities. As of June 30, 2023 the Bank did not have any repurchase agreements. As of December 31, 2022, the Bank’s repurchase agreements totaling $1.4 million and were included in other short-term borrowings on the consolidated balance sheets.

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

Total deposits (including escrow) increased $268.3 million during the six months ended June 30, 2023 compared to an increase of $107.0 million for the six months ended June 30, 2022. Within deposits, core deposits (i.e., non-CDs) decreased $147.1 million during the six months ended June 30, 2023 and increased $957 thousands during the six months ended June 30, 2022. CDs increased $415.4 million during the six months ended June 30, 2023 compared to an increase of $106.1 million during the six months ended June 30, 2022. The decrease in core deposits and increase in CDs was primarily due to customer migration to higher-rate CDs as a result of the increasing interest rate environment. In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY or borrowing capacity through AFX and lines of credit with unaffiliated correspondent banks. At June 30, 2023, the Bank had an additional unused borrowing capacity of $1.21 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank increased its outstanding FHLBNY advances by $317.0 million during the six months ended June 30, 2023, compared to a $75.0 million increase during the six months ended June 30, 2022. See Note 12. “FHLBNY Advances” for further information.

Subordinated debentures totaled $200.2 million at June 30, 2023 and $200.3 million at December 31, 2022. See Note 13. “Subordinated Debentures” to our consolidated financial statements for further information.

During the six months ended June 30, 2023 and 2022, real estate loan originations totaled $638.5 million and $1.34 billion million, respectively. During the six months ended June 30, 2023 and 2022, C&I loan originations totaled $14.1 million and $49.9 million, respectively.

Sale of securities available-for-sale totaled $79.3 million during the six months ended June 30, 2023.  The Bank did not have any sale of securities available-for-sale during the six months ended June 30, 2022. Purchases of available-for-sale securities totaled $78.7 million and $6.2 million during the six months ended June 30, 2023 and 2022, respectively. Proceeds from pay downs and calls and maturities of available-for-sale securities were $38.4 million and $112.2 million for the six months ended June 30, 2023 and 2022, respectively.

The Bank did not have proceeds from sales of held-to-maturity securities during the six months ended June 30, 2023 or 2022, respectively. Purchases of held-to-maturity securities totaled $27.1 million and $41.6 million during the six months ended June 30, 2023 and 2022, respectively. Proceeds from pay downs and calls and maturities of held-to-maturity securities were $10.7 million and $14.1 million for the six months ended June 30, 2023 and 2022, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by their primary federal regulators. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At June 30, 2023, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well capitalized" for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at June 30, 2023
			Basel III
		Consolidated	Minimum	To Be Categorized as
	Bank	Company	Requirement	“Well Capitalized” (1)
Tier 1 common equity ratio	12.2%	9.4%	4.5%	6.5%
Tier 1 risk-based capital ratio	12.2	10.5	6.0	8.0
Total risk-based capital ratio	13.0	13.1	8.0	10.0
Tier 1 leverage ratio	9.8	8.4	4.0	5.0
(1)	Only the Bank is subject to these requirements.

During the six months ended June 30, 2023, the Holding Company repurchased 36,813 shares of its common stock at an aggregate cost of $947 thousand. The Holding Company repurchased 1,222,649 shares of its common stock at an aggregate cost of $40.3 million during the six months ended June 30, 2022. As of June 30, 2023, 1,566,947 shares remained available for purchase under the authorized share repurchase programs. See "Part II - Item 2. Other Information - Unregistered Sales of Equity Securities and Use of Proceeds" for additional information about repurchases of common stock.

The Holding Company paid $3.6 million in cash dividends on its preferred stock during the six months ended June 30, 2023 and 2022, respectively.

The Holding Company paid $18.5 million and $18.7 million in cash dividends on its common stock during the six months ended June 30, 2023 and 2022, respectively.

Contractual Obligations

The Bank generally has outstanding at any time borrowings in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of June 30, 2023, the Bank had $122.0 million of firm loan commitments that were accepted by the borrowers. All of these commitments are expected to close during the remainder of the year ended December 31, 2023.

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

Non-accrual Loans

Within our held-for-investment loan portfolio, non-accrual loans totaled $27.7 million at June 30, 2023 and $34.2 million at December 31, 2022.

The following is a reconciliation of non-accrual loans as of the dates indicated:

	June 30,	December 31,	June 30,
	2023	2022	2022

	(Dollars in thousands)
Non-accrual loans:
Business loans	$23,470	$27,787	$29,866
One-to-four family residential, including condominium and cooperative apartment	3,305	3,203	3,128
Multifamily residential and residential mixed-use	—	—	—
Non-owner-occupied commercial real estate	15	2,491	2,519
Acquisition, development, and construction	657	657	657
Other	220	99	131
Total non-accrual loans	$27,667	$34,237	$36,301
Ratios:
Total non-accrual loans to total loans	0.25%	0.32%	0.38%
Total non-performing assets to total assets	0.20	0.26	0.29

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

There was no carrying value of OREO properties on our consolidated balance sheets at June 30, 2023 or December 31, 2022. We did not recognize any provisions for losses on OREO properties during the six months ended June 30, 2023 or 2022.

Past Due Loans

Loans Delinquent 30 to 59 Days

At June 30, 2023, we had loans totaling $16.4 million that were past due between 30 and 59 days. At December 31, 2022, we had loans totaling $23.5 million that were past due between 30 and 59 days. The 30 to 59-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At June 30, 2023, we had loans totaling $8.1 million that were past due between 60 and 89 days. At December 31, 2022, we had loans totaling $0.7 million that were past due between 60 and 89 days. The 60 to 89-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

There were no accruing loans 90 days or more past due at June 30, 2023 or at December 31, 2022.

Allowance for Off-Balance Sheet Exposures

We maintain an allowance, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of our allowance was $2.7 million at June 30, 2023 and $2.8 million at December 31, 2022, respectively. This allowance is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this allowance are recognized in provision for credit losses.

Allowance for Credit Losses

We recognized a credit loss recovery of $2.7 million and $1.5 million during the six months ended June 30, 2023 and 2022, respectively. The $2.7 million credit loss recovery for the six months ended June 30, 2023 was primarily associated with a reduction in reserves on pooled Purchased Credit Deteriorated ("PCD”) loans that were acquired as part of the Company’s 2021 merger of equals transaction. The $1.5 million credit loss recovery for the six months ended June 30, 2022 was primarily due to releases of reserves on PCD loans.

For a further discussion of the allowance for credit losses and related activity during the six months ended June 30, 2023 and 2022, please see Note 7 to the condensed consolidated financial statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of loans in each category to total loans as of the dates indicated.

	June 30, 2023		December 31, 2022
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allocated	to Total	Allocated	to Total
	Amount	Loans	Amount	Loans

(Dollars in thousands)
Business loans	$39,700	20.69%	$47,029	20.93%
One-to-four family residential and cooperative/condominium apartment	6,419	7.87	5,969	7.32
Multifamily residential and residential mixed-use	8,190	37.99	8,360	38.11
Non-owner-occupied commercial real estate	18,440	31.32	20,153	31.40
Acquisition, development, and construction	2,558	2.07	1,723	2.17
Other loans	339	0.06	273	0.07
Total	$75,646	100.00%	$83,507	100.00%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	At or for the Six Months Ended June 30,
	2023	2022

	(Dollars in thousands)
Total loans outstanding at end of period (1)	$10,876,415	$9,660,907
Average total loans outstanding during the period(2)	10,696,249	9,355,117
Allowance for credit losses balance at end of period	75,646	79,426
Allowance for credit losses to total loans at end of period	0.70%	0.82%
Non-performing loans to total loans at end of period	0.25	0.38
Allowance for credit losses to total non-performing loans at end of period	273.42	218.80

Ratio of net charge-offs to average loans outstanding during the period:
Business loans	0.46%	0.32%
One-to-four family residential and cooperative/condominium apartment	—	—
Multifamily residential and residential mixed-use	—	—
Non-owner-occupied commercial real estate	—	—
Acquisition, development, and construction	—	—
Other loans	0.78	0.03
Total	0.10	0.07
(1)	Total loans represent gross loans (excluding loans held for sale), inclusive of deferred fees/costs and premiums/discounts.
(2)	Total average loans represent gross loans (including loans held for sale), inclusive of deferred loan fees/costs and premiums/discounts.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Assets. Assets totaled $13.80 billion at June 30, 2023, $612.9 million above their level at December 31, 2022, primarily due to increases of $317.4 million in our loan portfolio, $283.2 million in cash and due from banks and $37.7 million in other assets, partially offset by a decrease of $37.6 million in total investment securities.

Total loans, net of allowance increased $317.4 million during the six months ended June 30, 2023, to $10.80 billion at June 30, 2023. During the six months ended June 30, 2023, we had loan originations of $652.6 million.

Total investment securities decreased $37.6 million during the six months ended June 30, 2023, to $1.50 billion at June 30, 2023, primarily due to proceeds from principal payments, calls, maturities, and sales of $128.3 million and an increase in unrealized losses of $12.1 million, offset in part by purchases of $105.8 million. There were no transfers to or from securities held-to-maturity during the six months ended June 30, 2023.

Liabilities. Total liabilities increased $580.0 million during the six months ended June 30, 2023, to $12.60 billion at June 30, 2023, primarily due to an increase of $317.0 million in FHLBNY advances and an increase of $268.3 million in deposits (including mortgage escrow accounts).

Stockholders’ Equity. Stockholders’ equity increased $32.9 million during the six months ended June 30, 2023 to $1.20 billion at June 30, 2023, primarily due to net income of $64.8 million, partially offset by common stock dividends of $18.5 million, other comprehensive loss of $10.0 million, preferred stock dividends of $3.6 million and repurchases of shares of common stock of $947 thousand.

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022

General. Net income was $27.5 million during the three months ended June 30, 2023, compared to net income of $38.5 million for the three months ended June 30, 2022. During the three months ended June 30, 2023, non-interest expense increased by $348 thousand, the credit loss provision increased by $848 thousand, non-interest income decreased by $1.7 million, net interest income decreased by $13.3 million, and income tax expense decreased by $5.2 million, compared to the three months ended June 30, 2022.

The discussion of net interest income for the three months ended June 30, 2023 and 2022 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from Federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Loan fees included in interest income were $363 thousand and $455 thousand during the three months ended June 30, 2023 and 2022, respectively. The decrease in loan fees was primarily due to a decline in loan prepayment fees in 2023. There are no out-of-period adjustments included in the rate/volume analysis in the following table.

Analysis of Net Interest Income

	Three Months Ended June 30,
	2023			2022
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1)(3)	$2,259,769	$35,558	6.31%	$1,982,020	$21,787	4.41%
One-to-four family residential, including condo and coop (3)	828,324	9,818	4.75	683,615	6,771	3.97
Multifamily residential and residential mixed-use (3)	4,125,119	45,123	4.39	3,510,377	32,024	3.66
Non-owner-occupied commercial real estate (3)	3,337,689	42,559	5.11	2,990,246	28,466	3.82
Acquisition, development, and construction (3)	220,795	5,149	9.35	302,534	3,909	5.18
Other loans (3)	6,536	103	6.32	11,571	145	5.03
Securities	1,642,057	7,914	1.93	1,695,702	7,067	1.67
Other short-term investments	468,233	5,867	5.03	236,285	741	1.26
Total interest-earning assets	12,888,522	152,091	4.73%	11,412,350	100,910	3.55%
Non-interest earning assets	769,546			709,599
Total assets	$13,658,068			$12,121,949

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$952,424	$3,081	1.30%	$858,402	$604	0.28%
Money market	2,713,816	18,284	2.70	3,148,472	1,240	0.16
Savings (2)	2,279,670	17,376	3.06	1,509,776	859	0.23
Certificates of deposit	1,546,257	13,875	3.60	827,286	1,028	0.50
Total interest-bearing deposits	7,492,167	52,616	2.82	6,343,936	3,731	0.24
FHLBNY advances	1,327,121	15,206	4.60	79,176	172	0.87
Subordinated debt, net	200,254	2,553	5.11	273,470	3,309	4.85
Other short-term borrowings	814	—	—	54,229	92	0.68
Total borrowings	1,528,189	17,759	4.66	406,875	3,573	3.52
Derivative cash collateral	120,542	1,497	4.98	98,995	94	0.38
Total interest-bearing liabilities	9,140,898	71,872	3.15%	6,849,806	7,398	0.43%
Non-interest-bearing checking (2)	3,043,899			3,935,765
Other non-interest-bearing liabilities	254,826			191,066
Total liabilities	12,439,623			10,976,637
Stockholders' equity	1,218,445			1,145,312
Total liabilities and stockholders' equity	$13,658,068			$12,121,949
Net interest income		$80,219			$93,512
Net interest spread (4)			1.58%			3.12%
Net interest-earning assets	$3,747,624			$4,562,544
Net interest margin (5)			2.50%			3.29%
Ratio of interest-earning assets to interest-bearing liabilities			141.00%			166.61%
Deposits (including non-interest-bearing checking accounts) (2)	$10,536,066	$52,616	2.00%	$10,279,701	$3,731	0.15%

(1) Business loans include commercial and industrial loans, owner-occupied commercial real estate loans and PPP loans.

(2) Includes mortgage escrow deposits.

(3) Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.

(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average-interest earning assets.

Rate/Volume Analysis

	Three Months Ended June 30, 2023
	Compared to Three Months Ended June 30, 2022
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Business loans (1)(2)	$3,675	$10,094	$13,769
One-to-four family residential, including condo and coop (2)	1,564	1,483	3,047
Multifamily residential and residential mixed-use (2)	6,225	6,876	13,101
Non-owner-occupied commercial real estate (2)	3,905	10,188	14,093
Acquisition, development, and construction (2)	(1,487)	2,727	1,240
Other loans (2)	(70)	28	(42)
Securities	(258)	1,105	847
Other short-term investments	1,545	3,581	5,126
Total interest-earning assets	$15,099	$36,082	$51,181
Interest-bearing liabilities:
Interest-bearing checking	$150	$2,327	$2,477
Money market	(1,740)	18,784	17,044
Savings	3,298	13,219	16,517
Certificates of deposit	3,533	9,314	12,847
FHLBNY advances	8,495	6,539	15,034
Subordinated debt, net	(898)	142	(756)
Other short-term borrowings	(291)	199	(92)
Derivative cash collateral	194	1,209	1,403
Total interest-bearing liabilities	$12,741	$51,733	$64,474
Net change in net interest income	$2,358	$(15,651)	$(13,293)

(1) Business loans include commercial and industrial loans, owner-occupied commercial real estate loans and PPP loans.

(2) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $80.2 million during the three months ended June 30, 2023, a decrease of $13.3 million from the three months ended June 30, 2022. Average interest-earning assets were $12.89 billion for the three months ended June 30, 2023, an increase of $1.48 billion from $11.41 billion for the three months ended June 30, 2022. Net interest margin (“NIM”) was 2.50% during the three months ended June 30, 2023, down from 3.29% during the three months ended June 30, 2022.

Interest Income. Interest income was $152.1 million during the three months ended June 30, 2023, compared to $100.9 million during the three months ended June 30, 2022. During the three months ended June 30, 2023, interest income increased $51.2 million from the three months ended June 30, 2022, primarily reflecting increases in interest income of $14.1 million on non-owner occupied loan income, $13.8 million on business loan income, $13.1 million on multifamily loan income, $5.1 million on other short-term investments, $3.0 million on one-to-four family loan income, $1.2 million on acquisition, development and construction loan income and $847 thousand on securities, partially offset by decrease in interest income of $42 thousand on other loans.

The increased interest income on non-owner occupied loan income was related to a 129-basis point increase in the average yield and an increase of $347.4 million in the average balance of such loans in the 2023 period. The increased interest income on business loans was related to a 190-basis point increase in the average yield and an increase of $277.7 million in the average balance of such loans in the period. The increased interest income on multifamily loans was related to a 73-basis point increase in the average yield and an increase of $614.7 million in the average balance of such loans in the period. The increased interest income on short-term investments was due to a 377-basis point increase in the average yield and an increase of $231.9 million in the average balance of such short-term investments during the period. The increased interest income on one-to-four family loans was related to a $144.7 million increase in the average balance and a 78-basis point increase in the average yield of such loans in the period. The increased interest income on acquisition, development, and construction loans was related to a 417-basis point increase in the average yield, offset by a decrease of $81.7 million in the average balance of such loans in the period. The increased interest income on securities was due to a 26-basis point increase in the average yield offset by a $53.7 million decrease in the average balance of such securities during the period.

Interest Expense. Interest expense was $71.9 million during the three months ended June 30, 2023, compared to $7.4 million during the three months ended June 30, 2022, primarily reflecting increases in interest expense of $48.9 million on deposits, $14.2 million on total borrowings and $1.4 million on derivative cash collateral. The increased interest expense on deposits primarily reflects a 283-basis point increase in rates paid on savings accounts and an increase of $769.9 million in average balance of such deposits, a 254-basis point increase in rates paid on money market accounts offset by a $434.7 million decrease in average balances of such deposits and a 310-basis point increase in rates paid on CDs and an increase of $719.0 million in average balance of such deposits. The increases in interest expenses on money market accounts, saving accounts and CDs were primarily due to intense price competition among banks and other financial institutions and the rising interest rate environment. The increased interest expense on total borrowings primarily reflects a $1.25 billion increase in the average balance of FHLBNY advances and a 373-basis point increase in rates paid on such advances.

Provision for Credit Losses. We recognized a credit loss provision of $892 thousand during the three months ended June 30, 2023, compared to a credit loss provision of $44 thousand for the three months ended June 30, 2022. The $892 thousand credit loss provision for the three months ended June 30, 2023 was associated with growth in the loan portfolio and deterioration in forecasted macroeconomic conditions offset by a reduction in the reserve on Purchased Credit Deteriorated ("PCD”) loans that were acquired as part of the Company’s merger of equals transaction in 2021. The $44 thousand credit loss provision for the three months ended June 30, 2022 was primarily associated with a $366 thousand credit loss provision on the loan portfolio primarily due to growth, partially offset by a $323 thousand credit loss recovery in reserves for unfunded loan commitments primarily due to lower balances.

Non-Interest Income. Non-interest income was $10.4 million during the three months ended June 30, 2023, compared to $12.1 million during the three months ended June 30, 2022. During the three months ended June 30, 2023, non-interest income decreased $1.7 million from the three months ended June 30, 2022, reflecting a decrease of $1.3 million in BOLI income, an increase of $780 thousand related to a loss on equity securities, a decrease of $513 thousand from gain on sale of SBA loans and a decrease of $437 thousand on title fees, partially offset by a increase of $752 thousand of loan level derivative income and a $519 thousand increase on service charges and other fees during the 2023 period.

Non-Interest Expense. Non-interest expense was $52.2 million during the three months ended June 30, 2023, compared to $51.8 million during the three months ended June 30, 2022. During the three months ended June 30, 2023, non-interest expense increased $348 thousand from the three months ended June 30, 2022, primarily due to a $1.4 million increase in salaries and employee benefits, and a $724 thousand in federal deposit insurance premiums, offset by decreases of $1.7 million in severance, $740 thousand in loss on extinguishment of debt, $352 thousand in professional services and $252 thousand in occupancy and equipment. The increase in federal deposit insurance premiums relates to an increase in deposit insurance rates due to a special assessment by the FDIC.

Non-interest expense was 1.53% and 1.71% of average assets during the three months ended June 30, 2023 and 2022, respectively.

Income Tax Expense. Income tax expense was $10.0 million during the three months ended June 30, 2023, compared to income tax expense of $15.3 million during the three months ended June 30, 2022. The reported effective tax rate for the three months ended June 30, 2023 was 26.8%, and 28.4% for the three months ended June 30, 2022.

Comparison of Operating Results for the Six Months Ended June 30, 2023 and 2022

General. Net income was $64.8 million during the six months ended June 30, 2023, compared to net income of $73.0 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, net interest income decreased by $16.7 million, income tax expense decreased by $5.1 million, non-interest expense decreased by $2.1 million and the credit loss recovery increased by $1.2 million, non-interest income increased by $79 thousand, compared to the six months ended June 30, 2022.

The discussion of net interest income for the six months ended June 30, 2023 and 2022 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from Federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Loan fees included in interest income were $655 thousand and $1.3 million during the six months ended June 30, 2023 and 2022, respectively. The decrease in loan fees was primarily due to a decline in loan prepayment fees in 2023. There are no out-of-period adjustments included in the rate/volume analysis in the following table.

	Six Months Ended June 30,
	2023			2022
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1)(3)	$2,230,319	$68,008	6.15%	$1,969,811	$40,660	4.16%
One-to-four family residential, including condo and coop (3)	808,424	18,675	4.66	677,191	13,615	4.05
Multifamily residential and residential mixed-use (3)	4,099,706	87,472	4.30	3,432,108	62,481	3.67
Non-owner-occupied commercial real estate (3)	3,327,427	82,254	4.98	2,950,099	54,722	3.74
Acquisition, development, and construction (3)	223,333	10,122	9.14	312,305	7,702	4.97
Other loans (3)	7,040	218	6.24	13,603	342	5.07
Securities	1,670,792	16,345	1.97	1,710,862	14,198	1.67
Other short-term investments	420,400	9,669	4.64	307,315	1,109	0.73
Total interest-earning assets	12,787,441	292,763	4.62%	11,373,294	194,829	3.45%
Non-interest earning assets	767,042			787,326
Total assets	$13,554,483			$12,160,620

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$898,068	$4,603	1.03%	$864,611	$970	0.23%
Money market	2,706,767	32,134	2.39	3,389,118	2,214	0.13
Savings (2)	2,303,267	31,975	2.80	1,383,938	1,066	0.16
Certificates of deposit	1,358,043	21,176	3.14	826,091	2,012	0.49
Total interest-bearing deposits	7,266,145	89,888	2.49	6,463,758	6,262	0.20
FHLBNY advances	1,291,608	28,706	4.48	56,657	249	0.89
Subordinated debt, net	200,265	5,106	5.14	235,486	5,510	4.72
Other short-term borrowings	6,290	118	3.78	28,487	92	0.65
Total borrowings	1,498,163	33,930	4.57	320,630	5,851	3.68
Derivative cash collateral	128,050	2,974	4.68	59,218	95	0.32
Total interest-bearing liabilities	8,892,358	126,792	2.88%	6,843,606	12,208	0.36%
Non-interest-bearing checking (2)	3,191,980			3,957,631
Other non-interest-bearing liabilities	264,002			188,140
Total liabilities	12,348,340			10,989,376
Stockholders' equity	1,206,143			1,171,243
Total liabilities and stockholders' equity	$13,554,483			$12,160,620
Net interest income		$165,971			$182,621
Net interest spread (4)			1.74%			3.09%
Net interest-earning assets	$3,895,083			$4,529,688
Net interest margin (5)			2.62%			3.24%
Ratio of interest-earning assets to interest-bearing liabilities			143.80%			166.19%
Deposits (including non-interest-bearing checking accounts) (2)	$10,458,125	$89,888	1.73%	$10,421,389	$6,262	0.12%

(1) Business loans include commercial and industrial loans, owner-occupied commercial real estate loans and PPP loans.

(2) Includes mortgage escrow deposits.

(3) Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.

(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average-interest earning assets.

	Six Months Ended June 30, 2023
	Compared to Six Months Ended June 30, 2022
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Business loans (1)(2)	$6,641	$20,707	$27,348
One-to-four family residential, including condo and coop (2)	2,824	2,236	5,060
Multifamily residential and residential mixed-use (2)	13,209	11,782	24,991
Non-owner-occupied commercial real estate (2)	8,195	19,337	27,532
Acquisition, development, and construction (2)	(3,116)	5,536	2,420
Other loans (2)	(184)	60	(124)
Securities	(365)	2,512	2,147
Other short-term investments	1,505	7,055	8,560
Total interest-earning assets	$28,709	$69,225	$97,934
Interest-bearing liabilities:
Interest-bearing checking	$120	$3,513	$3,633
Money market	(4,251)	34,171	29,920
Savings	6,760	24,149	30,909
Certificates of deposit	4,800	14,364	19,164
FHLBNY advances	16,449	12,008	28,457
Subordinated debt, net	(859)	455	(404)
Other short-term borrowings	(244)	270	26
Derivative cash collateral	854	2,025	2,879
Total interest-bearing liabilities	$23,629	$90,955	$114,584
Net change in net interest income	$5,080	$(21,730)	$(16,650)

(1) Business loans include commercial and industrial loans, owner-occupied commercial real estate loans and PPP loans.

(2) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $166.0 million during the six months ended June 30, 2023, a decrease of $16.6 million from the six months ended June 30, 2022. Average interest-earning assets were $12.79 billion for the six months ended June 30, 2023, an increase of $1.42 billion from $11.37 billion for the six months ended June 30, 2022. Net interest margin (“NIM”) was 2.62% during the six months ended June 30, 2023, down from 3.24% during the six months ended June 30, 2022.

Interest Income. Interest income was $292.8 million during the six months ended June 30, 2023, compared to $194.8 million during the six months ended June 30, 2022. During the six months ended June 30, 2023, interest income increased $97.9 million from the six months ended June 30, 2022, primarily reflecting increases in interest income of $27.5 million on non-owner occupied loan income, $27.3 million on business loan income, $25.0 million on multifamily loan income, $8.6 million on other short-term investments, $5.1 million on one-to-four family loan income, $2.4 million on acquisition, development and construction loan income and $2.1 million on securities, partially offset by a decrease in interest income of $124 thousand on other loans.

The increased interest income on non-owner occupied loan income was related to a 124-basis point increase in the average yield and an increase of $377.3 million in the average balance of such loans in the 2023 period. The increased interest income on business loans was related to a 199-basis point increase in the average yield and an increase of $260.5 million in the average balance of such loans in the period. The increased interest income on multifamily loans was related to an increase of $667.6 million in the average balance and a 63-basis point increase in the average yield of such loans in the period. The increased interest income on one-to-four family loans was related to an increase of $131.2 million in the average balance and a 61-basis point increase in the average yield of such loans in the period. The increased interest income on acquisition, development, and construction loans was related to a 417-basis point increase in the average yield and a decrease of $89.0 million in the average balance of such loans in the period. The decreased interest income on other loans was due to a 117-basis point increase in the average yield offset by a $6.6 million decrease in the average balance of other loans during the period. The increased interest income on securities was due to an increase of a 30-basis point increase in the average yield, offset by a $40.1 million decrease in the average balance of such securities during the period. The increased interest income on short-term investments was due to a 391-basis point increase in the average yield and an increase of $113.1 million in the average balance of such short-term investments during the period.

Interest Expense. Interest expense was $126.8 million during the six months ended June 30, 2023, compared to $12.2 million during the six months ended June 30, 2022, primarily reflecting increases in interest expense of $83.6 million on deposits, $28.5 million on FHLBNY advances, $28.1 million on total borrowings and $2.9 million on derivative cash collateral. The increased interest expense on deposits primarily reflects a 264-basis point increase in rates paid on savings accounts and an increase of $919.3 million in average balance of such deposits, a 226-basis point increase in rates paid on money market accounts offset by a decrease of $682.3 million in average balances of such deposits and a 265-basis point increase in rates paid on CDs and an increase of $532.0 million in average balance of such deposits. The increases in interest expenses on money market accounts, saving accounts and CDs were primarily due to intense price competition among banks and other financial institutions and the rising interest rate environment. The increased interest expense on total borrowings primarily reflects a a 359-basis point increase in rates paid and a $1.23 billion increase in the average balance of FHLBNY advances.

Provision for Credit Losses. We recognized a credit loss recovery of $2.8 million during the six months ended June 30, 2023, compared to a credit loss recovery of $1.5 million for the six months ended June 30, 2022. The $2.8 million credit loss recovery for the six months ended June 30, 2023 was primarily associated with a reduction in reserves on pooled PCD loans that were acquired as part of the Company’s 2021 merger of equals transaction. The $1.5 million credit loss recovery for the six months ended June 30, 2022 was primarily associated with releases of reserves on PCD loans.

Non-Interest Income. Non-interest income was $19.4 million during the six months ended June 30, 2023, compared to $19.3 million during the six months ended June 30, 2022. During the six months ended June 30, 2023, non-interest income increased $79 thousand from the six months ended June 30, 2022, reflecting an increase of $3.9 million of loan level derivative income and a $275 thousand increase on service charges and other fees, partially offset by a $1.4 million loss on sale of securities, a $967 thousand decrease in BOLI income, an increase of $780 thousand loss on equity securities, a $566 thousand decrease in title fee income, a $257 thousand decrease in gain on sale of residential loans and a $239 thousand decrease from gain on sale of SBA loans during the 2023 period.

Non-Interest Expense. Non-interest expense was $99.7 million during the six months ended June 30, 2023, compared to $101.7 million during the six months ended June 30, 2022. During the six months ended June 30, 2023, non-interest expense decreased $2.1 million from the six months ended June 30, 2022, primarily due to a $2.8 million decrease in salaries and employee benefits, a $1.7 million decrease in severance, a $740 thousand decrease in loss on extinguishment of debt, a $523 thousand decrease in professional services and $463 thousand decrease in occupancy and equipment, partially offset by increases of $2.1 million in other non-interest expenses, a $1.4 million increase in federal deposit insurance premiums, and a $717 thousand increase in data processing costs. The increase in federal deposit insurance premiums relates to an increase in deposit insurance rates due to a special assessment by the FDIC.

Non-interest expense was 1.47% and 1.67% of average assets during the six months ended June 30, 2023 and 2022, respectively.

Income Tax Expense. Income tax expense was $23.7 million during the six months ended June 30, 2023, compared to income tax expense of $28.8 million during the six months ended June 30, 2022. The reported effective tax rate for the six months ended June 30, 2023 was 26.8%, and 28.3% for the six months ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2022 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2023. The following is an update of the discussion provided therein.

General. The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the three and six months ended June 30, 2023, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

The analysis that follows presents, as of June 30, 2023 and December 31, 2022, the estimated EVE at both the Pre-Shock Scenario and the -100 Basis Point, +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios.

	June 30, 2023			December 31, 2022
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$1,386,078	$73,576	5.6%	$1,717,562	$78,373	4.8%
+ 100 Basis Points	1,362,237	49,735	3.8%	1,703,131	63,942	3.9%
Pre-Shock Scenario	1,312,502	—	—	1,639,189	—	—
- 100 Basis Points	1,242,486	(70,016)	(5.3)%	1,515,010	(124,179)	(7.6)%

The Company’s Pre-Shock Scenario EVE decreased from $1.64 billion at December 31, 2022 to $1.31 billion at June 30, 2023. The primary factors contributing to the decline in EVE include a shift in the deposit mix, coupled with an increase in the cost of the Bank’s interest bearing non-maturity deposits. Further influencing the change in EVE was a decline in the relative value of the Bank’s loan portfolio as market interest rates have increased more than the overall portfolio yield.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios decreased from $1.70 billion and $1.72 billion, respectively, at December 31, 2022, to $1.36 billion and $1.39 billion, respectively, at June 30, 2023. In the -100 Basis Point Rate Shock Scenario the Company’s EVE decreased from $1.52 billion at December 31, 2022, to $1.24 billion at June 30, 2023.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates over a 12-month period beginning June 30, 2023, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	(3.1)%	(3.4)%
+ 100 Basis Points	(1.7)%	(1.9)%
- 100 Basis Points	1.3%	0.5%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates. The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios.

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	(2.9)%	(0.9)%
+ 100 Basis Points	(1.5)%	(0.5)%
- 100 Basis Points	0.4%	(1.1)%

iIte

Item 4.Controls and Procedures

Management of the Company, with the participation of its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness, as of June 30, 2023, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company was not involved in any actions or proceedings that were likely to have a material adverse impact on its financial condition and results of operations as of June 30, 2023.

Item 1A.Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2022, and Part II, Item 1A “Risk Factors” in our subsequent Annual Reports on Form 10-Q, each as filed with the Securities and Exchange Commission.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.

(c)

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Programs (1)
April 2023	5,700	$20.97	5,700	1,573,247
May 2023	6,300	17.35	6,300	1,566,947
June 2023	—	—	—	1,566,947

(1)	In May 2022, we announced the adoption of a new stock repurchase program of up to 1,948,314 shares, upon the completion of our existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of June 30, 2023, there were 1,566,947 shares remaining to be purchased in the program.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

During the three months ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

The information below is reported in lieu of information that would be reported pursuant to a Current Report on Form 8-K filed with the Commission during the period under Items 5.02 and 5.03.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Executive Officer

Departure of Kevin M. O’Connor as Chief Executive Officer.  As previously disclosed by Dime Community Bancshares, Inc., a New York corporation (the “Company”), in the Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 28, 2023, the Company issued a press release announcing that Kevin M. O’Connor will step down from the position of Chief Executive Officer of the Company effective as of August 31, 2023 (the “Effective Date”).   The Company also announced that Mr. O’Connor will continue to serve on the Board of Directors until December 31, 2023.  Mr. O’Connor’s departure from his positions with the Company is not the result, in whole or in part, of any disagreement with the Company’s management.

In connection with Mr. O’Connor’s departure, on July 27, 2023, the Company, Dime Community Bank and Mr. O’Connor entered into an Agreement and General Release (the “O’Connor Agreement”).  Upon execution and non-revocation of the O’Connor Agreement, that certain Employment Agreement, dated October 16, 2020, and effective February 1, 2021 (“Employment Agreement”), that certain Amendment to Employment Agreement, dated June 28, 2021 (the “Amendment”), and that certain Retention Agreement, dated October 16, 2020, will terminate in all respects except with respect to certain restrictive covenants as set forth in the Employment Agreement, which such restrictive covenants shall extend until the later of December 31, 2024 or one year after the date on which Mr. O’Connor steps down from all officer and director positions. Until the Effective Date, Mr. O’Connor will continue to be employed by the Company as the Chief Executive Officer and will continue to earn and receive his current base salary and benefits in full through the Effective Date.

Pursuant to the O’Connor Agreement, Mr. O’Connor will receive the following payments as contemplated by the Employment Agreement and the Amendment, in a lump sum, less required tax withholding: (i) a pro-rated bonus of $782,546.54, which shall be in lieu of any bonus, incentive or additional payment for 2023 as provided in the Employment Agreement; (ii) $6,226,290, which amounts to three years of Mr. O’Connor’s base salary and 2022 bonus; (iii) $1,205,850, which amount is intended to account for and be in lieu of any payments that Mr. O’Connor would have received for the three-year period following the Effective Date related to contributions by the Company to the defined contribution plan; (iv) an amount equal to 36 months of 150% of Mr. O’Connor’s COBRA health care premiums and monthly life insurance premiums; and (v) an amount equal to one week of accrued paid time off, which equals one week of base salary at Mr. O’Connor’s current base salary rate. Also, Mr. O’Connor will be reimbursed for certain expenses not to exceed $135,000. Mr. O’Connor’s unvested equity awards will be forfeited as of the Effective Date.

This summary of the O’Connor Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the text of the O’Connor Agreement, included as Exhibit 10.1 to this filing.  Exhibit 10.1 is incorporated by reference herein.

Appointment of Stuart H. Lubow as President and Chief Executive Officer.  In connection with Mr. O’Connor’s departure, on July 27, 2023, the Board of Directors appointed Stuart H. Lubow as the Company’s President and Chief Executive Officer to be effective on the Effective Date.  Mr. Lubow will serve in such capacity until his successor has been duly elected and qualified or until death, resignation or removal.

Mr. Lubow, age 66, currently serves as the President and Chief Operating Officer of the Company. From 2020, Mr. Lubow served as President of Dime Community Bancshares, Inc., a Delaware corporation (“Legacy Dime”) which as of February 1, 2023, merged with and into the Company pervious known as “Bridge Bancorp, Inc.,” and from 2017, Mr. Lubow served as Senior Executive Vice President and Chief Banking Officer of Legacy Dime. Prior to joining Legacy Dime, Mr. Lubow served as Chairman, President and Chief Executive Officer of Community National Bank from 2005 to 2015.

There are no family relationships between Mr. Lubow and any director or executive officer of the Company, and the Company has not entered into any transactions with Mr. Lubow that are reportable pursuant to Item 404(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Board of Directors

Departure of Kevin M. O’Connor from the Board of Directors. Pursuant to the O’Connor Agreement, Mr. O’Connor will step down from the Board of Directors effective as of December 31, 2023.

Election of Stuart H. Lubow to the Board of Directors.  As further described in Item 5.03 of this Current Report on Form 8-K, on July 27, 2023, the Board of Directors approved an amendment and restatement of the Dime Community Bancshares, Inc. Bylaws (the “Bylaws” and, as amended and restated, the “Amended and Restated Bylaws”) to delete Article VIII, Section 8.03(a) which required that the Board of Directors consist of 12 directors.  On July 27, 2023, pursuant to Article II, Section 2.04 of the Amended and Restated Bylaws, effective as of the Effective Date, the Board of Directors determined that the number of directors comprising the Board of Directors will be increased from 12 to 13, until December 31, 2023 or Mr. O’Connor’s earlier death, resignation or removal from the Board of Directors, when the number of directors comprising the Board of Directors will be reduced from 13 to 12. The increase in the number of directors from 12 to 13 creates a vacancy on the Board of Directors as of the Effective Date.

On July 27, 2023, the Board of Directors elected Mr. Lubow as a director, effective as of the Effective Date, to fill the vacancy created by the increase in the size of the Board of Directors.  Mr. Lubow will serve as a director from the Effective Date until the next election of directors at the Company’s annual meeting of shareholders to be held in 2024 or Mr. Lubow’s earlier death, resignation or removal.  The Board of Directors did not designate Mr. Lubow as a member of any committees of the Board of Directors.

Other than described above, there are no arrangements or understandings between Mr. Lubow and any other person pursuant to which he will be elected as a director. There are no transactions with Mr. Lubow that are reportable pursuant to Item 404(a) of Regulation S-K promulgated under the Exchange Act.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

On July 27, 2023, the Board of Directors approved and adopted the Amended and Restated Bylaws, effective upon the Effective Date.  The changes made in the Amended and Restated Bylaws include (1) the deletion of Article VIII, Section 8.03(a) of the Bylaws, which provided that the Board of Directors was to be comprised of 12 directors, of which six must be Legacy Bridge Bancorp Directors (as defined in the Bylaws) and six must be Legacy DCB Directors (as defined in the Bylaws) during the Specified Period (as defined in the Bylaws), and (2) corresponding changes to the section numbers and cross references in Article VIII, Section 8.03 and 8.04 of the Amended and Restated Bylaws.

This summary of the Amended and Restated Bylaws does not purport to be complete and is subject to and qualified in its entirety by reference to the text of the Amended and Restated Bylaws, included as Exhibit 3.2 to this filing.  Exhibit 3.2 is incorporated by reference herein.

Item 6.Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 2, 2021 (File No. 001-34096))
3.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc.
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

4.3	Form of 5.000% Fixed-to-Floating Rate Subordinated Notes due 2032 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed May 6, 2022 (File No. 001-34096))
10.1	Agreement and General Release, dated July 27, 2023, by and among Dime Community Bancshares, Inc., Dime Community Bank and Kevin M. O’Connor
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101

The following financial statements from Dime Community Bancshares, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2023, filed on August 2, 2023, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2023 and 2022, (iv) Consolidated Statements of Stockholders' Equity for the Three and Six Months Ended June 30, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

Dime Community Bancshares, Inc.

Dated: August 2, 2023	By:	/s/ KEVIN M. O’CONNOR
Kevin M. O’Connor
Chief Executive Officer

Dated: August 2, 2023	By:	/s/ AVINASH REDDY
Avinash Reddy
Senior Executive Vice President and Chief Financial Officer