Form 10-Q
period 2023-09-30
Dime Community Bancshares, Inc. /NY/
filed 2023-11-02
CIK 846617

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at October 30, 2023
$0.01 Par Value	38,820,886

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (together with its direct and indirect subsidiaries, the “Company”), in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on such statements. These factors include, without limitation, the following:

●	increases in competitive pressure among financial institutions or from non-financial institutions;
●	inflation and fluctuation in market interest rates, which may affect demand for our products, interest margins and the fair value of financial instruments;
●	changes in deposit flows or composition, loan demand or real estate values;
●	changes in the quality and composition of our loan or investment portfolios or unanticipated or significant increases in loan losses;
●	changes in accounting principles, policies or guidelines;
●	changes in corporate and/or individual income tax laws or policies;
●	general socio-economic conditions, including conditions caused by COVID-19 pandemic, other public health emergencies, international conflict, inflation and recessionary pressures, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry;
●	legislative, regulatory or policy changes;
●	technological changes;
●	breaches or failures of the Company’s information technology security systems;
●	difficulties or unanticipated expenses incurred in the consummation of new business initiatives or the integration of any acquired entities;
●	litigation or matters before regulatory agencies; and
●	the risks referred to in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.   Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands except share amounts)

	September 30,	December 31,
	2023	2022
Assets:
Cash and due from banks	$358,824	$169,297
Securities available-for-sale, at fair value	869,879	950,587
Securities held-to-maturity	600,291	585,798
Loans held for sale	3,924	—
Loans held for investment, net of fees and costs	10,850,611	10,566,831
Allowance for credit losses	(72,563)	(83,507)
Total loans held for investment, net	10,778,048	10,483,324
Premises and fixed assets, net	45,064	46,749
Premises held for sale	905	—
Restricted stock	90,085	88,745
Bank Owned Life Insurance ("BOLI")	347,400	333,292
Goodwill	155,797	155,797
Other intangible assets	5,409	6,484
Operating lease assets	55,600	57,857
Derivative assets	177,369	154,485
Accrued interest receivable	53,608	48,561
Other assets	109,202	108,945
Total assets	$13,651,405	$13,189,921

Liabilities:
Interest-bearing deposits	$7,593,622	$6,734,997
Non-interest-bearing deposits	2,935,156	3,449,763
Deposits (excluding mortgage escrow deposits)	10,528,778	10,184,760
Non-interest-bearing mortgage escrow deposits	107,545	69,455
Interest-bearing mortgage escrow deposits	223	192
Total mortgage escrow deposits	107,768	69,647
Federal Home Loan Bank of New York ("FHLBNY") advances	1,123,000	1,131,000
Other short-term borrowings	—	1,360
Subordinated debt, net	200,218	200,283
Derivative cash collateral	185,620	153,040
Operating lease liabilities	58,281	60,340
Derivative liabilities	160,712	137,335
Other liabilities	82,684	82,573
Total liabilities	12,447,061	12,020,338

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at September 30, 2023 and December 31, 2022)	116,569	116,569
Common stock ($0.01 par, 80,000,000 shares authorized, 41,632,327 and 41,621,772 shares issued at September 30, 2023 and December 31, 2022, and 38,810,546 shares and 38,573,000 shares outstanding at September 30, 2023 and December 31, 2022, respectively)	416	416
Additional paid-in capital	494,470	495,410
Retained earnings	808,235	762,762
Accumulated other comprehensive loss, net of deferred taxes	(106,913)	(94,379)
Unearned equity awards	(10,170)	(8,078)
Treasury stock, at cost (2,821,781 shares and 3,048,772 shares at September 30, 2023 and December 31, 2022, respectively)	(98,263)	(103,117)
Total stockholders' equity	1,204,344	1,169,583
Total liabilities and stockholders' equity	$13,651,405	$13,189,921

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income:
Loans	$142,995	$106,306	$409,744	$285,828
Securities	7,916	7,374	24,261	21,572
Other short-term investments	6,930	847	16,599	1,956
Total interest income	157,841	114,527	450,604	309,356
Interest expense:
Deposits and escrow	62,507	10,154	152,395	16,416
Borrowed funds	16,925	3,483	50,855	9,334
Derivative cash collateral	1,930	452	4,904	547
Total interest expense	81,362	14,089	208,154	26,297
Net interest income	76,479	100,438	242,450	283,059
Provision (recovery) for credit losses	1,806	6,587	(950)	5,039
Net interest income after provision (recovery) for credit losses	74,673	93,851	243,400	278,020

Non-interest income:
Service charges and other fees	3,963	3,866	12,633	12,261
Title fees	291	474	829	1,578
Loan level derivative income	783	549	6,353	2,240
BOLI income	2,317	2,177	7,332	8,159
Gain on sale of Small Business Administration ("SBA") loans	335	211	1,061	1,176
Gain on sale of residential loans	21	54	103	393
Loss on equity securities	(299)	—	(1,079)	—
Net loss on sale of securities and other assets	(22)	1,397	(1,469)	1,397
Other	539	634	1,571	1,485
Total non-interest income	7,928	9,362	27,334	28,689
Non-interest expense:
Salaries and employee benefits	30,520	29,188	87,054	88,476
Severance	8,562	—	9,068	2,193
Occupancy and equipment	7,277	7,884	21,794	22,864
Data processing costs	4,309	3,434	12,744	11,152
Marketing	2,079	1,531	5,016	4,341
Professional services	1,277	2,116	4,876	6,238
Federal deposit insurance premiums	1,866	800	5,613	3,100
Loss from extinguishment of debt	—	—	—	740
Amortization of other intangible assets	349	431	1,075	1,447
Other	3,284	2,918	11,944	9,477
Total non-interest expense	59,523	48,302	159,184	150,028
Income before income taxes	23,078	54,911	111,550	156,681
Income tax expense	8,093	15,430	31,764	44,184
Net income	14,985	39,481	79,786	112,497
Preferred stock dividends	1,822	1,822	5,465	5,465
Net income available to common stockholders	$13,163	$37,659	$74,321	$107,032
Earnings per common share:
Basic	$0.34	$0.98	$1.92	$2.74
Diluted	$0.34	$0.98	$1.92	$2.74

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$14,985	$39,481	$79,786	$112,497
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities:
Change in net unrealized loss during the period	(4,374)	(39,692)	(17,967)	(142,980)
Reclassification adjustment for net losses included in net loss on sale of securities and other assets	—	—	1,447	—
Accretion of net unrealized loss on securities transferred to held-to-maturity	788	1,112	2,341	2,111
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(370)	(935)	(1,110)	(2,805)
Change in the net actuarial gain	518	997	1,553	2,992
Change in unrealized gain (loss) on derivatives:
Change in net unrealized (loss) gain during the period	(246)	5,387	(771)	14,548
Reclassification adjustment for expense included in interest expense	293	(546)	279	(569)
Other comprehensive loss before income taxes	(3,391)	(33,677)	(14,228)	(126,703)
Deferred tax benefit	(863)	(10,591)	(1,694)	(39,848)
Total other comprehensive loss, net of tax	(2,528)	(23,086)	(12,534)	(86,855)
Total comprehensive income	$12,457	$16,395	$67,252	$25,642

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30, 2023
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2023	38,573,000	$116,569	$416	$495,410	$762,762	$(94,379)	$(8,078)	$(103,117)	$1,169,583
Net income	—	—	—	—	37,303	—	—	—	37,303
Other comprehensive loss, net of tax	—	—	—	—	—	(4,259)	—	—	(4,259)
Release of shares, net of forfeitures	293,106	—	—	(1,608)	—	—	(6,692)	8,507	207
Stock-based compensation	—	—	—	—	—	—	1,302	—	1,302
Shares received related to tax withholding	(36,932)	—	—	(1)	—	—	—	(1,112)	(1,113)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(9,234)	—	—	—	(9,234)
Purchase of treasury stock	(24,813)	—	—	—	—	—	—	(715)	(715)
Ending balance as of March 31, 2023	38,804,361	116,569	416	493,801	789,010	(98,638)	(13,468)	(96,437)	1,191,253

Net income	—	—	—	—	27,498	—	—	—	27,498
Other comprehensive loss, net of tax	—	—	—	—	—	(5,747)	—	—	(5,747)
Release of shares, net of forfeitures	13,262	—	—	154	—	—	364	(123)	395
Stock-based compensation	—	—	—	—	—	—	1,358	—	1,358
Shares received related to tax withholding	(2,504)	—	—	—	—	—	—	(46)	(46)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(10,154)	—	—	—	(10,154)
Purchase of treasury stock	(12,000)	—	—	—	—	—	—	(232)	(232)
Ending balance as of June 30, 2023	38,803,119	$116,569	$416	$493,955	$804,532	$(104,385)	$(11,746)	$(96,838)	$1,202,503

Net income	—	—	—	—	14,985	—	—	—	14,985
Other comprehensive loss, net of tax	—	—	—	—	—	(2,528)	—	—	(2,528)
Release of shares, net of forfeitures	12,598	—	—	515	—	—	1,038	(1,332)	221
Stock-based compensation	—	—	—	—	—	—	538	—	538
Shares received related to tax withholding	(5,171)	—	—	—	—	—	—	(93)	(93)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(9,460)	—	—	—	(9,460)
Ending balance as of September 30, 2023	38,810,546	$116,569	$416	$494,470	$808,235	$(106,913)	$(10,170)	$(98,263)	$1,204,344

	Nine Months Ended September 30, 2022
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2022	39,877,833	$116,569	$416	$494,125	$654,726	$(6,181)	$(7,842)	$(59,193)	$1,192,620
Net income	—	—	—	—	34,531	—	—	—	34,531
Other comprehensive loss, net of tax	—	—	—	—	—	(43,199)	—	—	(43,199)
Release of shares, net of forfeitures	127,812	—	—	844	—	—	(3,939)	3,284	189
Stock-based compensation	—	—	—	—	—	—	1,219	—	1,219
Shares received related to tax withholding	(40,731)	—	—	—	—	—	—	(1,414)	(1,414)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(9,446)	—	—	—	(9,446)
Purchase of treasury stock	(505,005)	—	—	—	—	—	—	(17,392)	(17,392)
Ending balance as of March 31, 2022	39,459,909	116,569	416	494,969	677,990	(49,380)	(10,562)	(74,715)	1,155,287

Net income	—	—	—	—	38,485	—	—	—	38,485
Other comprehensive loss, net of tax	—	—	—	—	—	(20,570)	—	—	(20,570)
Release of shares, net of forfeitures	27,125	—	—	297	—	—	(644)	726	379
Stock-based compensation	—	—	—	—	—	—	946	—	946
Shares received related to tax withholding	(37)	—	—	—	—	—	—	(1)	(1)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders, net	—	—	—	—	(9,282)	—	—	—	(9,282)
Purchase of treasury stock	(717,644)	—	—	—	—	—	—	(22,900)	(22,900)
Ending balance as of June 30, 2022	38,769,353	$116,569	$416	$495,266	$705,371	$(69,950)	$(10,260)	$(96,890)	$1,140,522

Net income	—	—	—	—	39,481	—	—	—	39,481
Other comprehensive loss, net of tax	—	—	—	—	—	(23,086)	—	—	(23,086)
Release of shares, net of forfeitures	7,227	—	—	(33)	—	—	20	241	228
Stock-based compensation	—	—	—	—	—	—	1,063	—	1,063
Shares received related to tax withholding	(4,662)	—	—	(1)	—	—	—	(141)	(142)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(9,247)	—	—	—	(9,247)
Purchase of treasury stock	(200,346)	—	—	—	—	—	—	(6,206)	(6,206)
Ending balance as of September 30, 2022	38,571,572	$116,569	$416	$495,232	$733,783	$(93,036)	$(9,177)	$(102,996)	$1,140,791

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,786	$112,497
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (gain) on sales of securities available-for-sale and other assets	1,469	(1,397)
Loss on equity securities	1,079	—
Net gain on sale of loans held for sale	(1,164)	(1,569)
Net depreciation, amortization and accretion	4,560	6,426
Amortization of other intangible assets	1,075	1,447
Loss on extinguishment of debt	—	740
Stock-based compensation	3,198	3,228
(Recovery) provision for credit losses	(950)	5,039
Originations of loans held for sale	(6,440)	(17,128)
Proceeds from sale of loans originated for sale	22,171	34,029
Increase in cash surrender value of BOLI	(6,687)	(6,003)
Gain from death benefits from BOLI	(645)	(2,156)
Decrease (increase) in other assets	3,679	(27,052)
Increase in other liabilities	29,785	139,350
Net cash provided by operating activities	130,916	247,451
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	77,804	—
Purchases of securities available-for-sale	(80,625)	(29,742)
Purchases of securities held-to-maturity	(28,328)	(63,210)
Proceeds from calls and principal repayments of securities available-for-sale	60,167	139,974
Proceeds from calls and principal repayments of securities held-to-maturity	16,433	25,260
Purchase of BOLI	(8,000)	(30,000)
Proceeds received from cash surrender value of BOLI	1,224	2,843
Proceeds from the sale of portfolio loans transferred to held for sale	4,192	13,201
Net increase in loans	(316,784)	(903,287)
Purchases of fixed assets, net	(4,230)	(2,621)
Proceeds from the sale of fixed assets and premises held for sale	25	—
Purchases of restricted stock, net	(1,340)	(27,924)
Net cash used in investing activities	(279,462)	(875,506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	382,274	29,972
(Repayments) proceeds from FHLBNY advances, short-term, net	(170,000)	395,000
Proceeds from FHLBNY advances, long-term	162,000	200,000
(Repayments) proceeds of other short-term borrowings, net	(1,360)	262
Proceeds from subordinated debentures issuance, net	—	157,559
Redemption of subordinated debentures	—	(155,000)
Release of stock for benefit plan awards	823	796
Payments related to tax withholding for equity awards	(1,252)	(1,557)
Purchase of treasury stock	(947)	(46,498)
Cash dividends paid to preferred stockholders	(5,465)	(5,465)
Cash dividends paid to common stockholders	(28,000)	(27,740)
Net cash provided by financing activities	338,073	547,329
Increase (decrease) in cash and cash equivalents	189,527	(80,726)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	169,297	393,722
CASH AND CASH EQUIVALENTS, END OF PERIOD	$358,824	$312,996

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$31,270	$35,127
Cash paid for interest	193,529	22,619
Securities available-for-sale transferred to held-to-maturity	—	372,154
Loans transferred to held for sale	22,500	27,426
Loans transferred to held for investment	—	4,051
Premises transferred to held for sale	905	—
Operating lease assets in exchange for operating lease liabilities	6,333	2,274

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

Dime Community Bancshares, Inc. (the “ Holding Company”) is engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank (“the Bank”). The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Holding Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations include Dime Community Inc., a real estate investment trust subsidiary which was formerly known as Bridgehampton Community, Inc., as an operating subsidiary. Our bank operations also include Dime Abstract LLC (“Dime Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. In September 2021, the Company dissolved two REITs, DSBW Preferred Funding Corporation and DSBW Residential Preferred Funding Corporation, which were wholly-owned subsidiaries of the Bank, and the preferred shares outstanding were redeemed by their shareholders. As of September 30, 2023, we operated 60 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, Bronx and Staten Island.

The unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q include the collective results of the Holding Company and its wholly-owned subsidiary, the Bank, which are collectively herein referred to as “we”, “us”, “our” and the “Company.”

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which remain significantly unchanged and have been followed similarly as in prior periods.

2.SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of September 30, 2023 and December 31, 2022, the results of operations and statements of comprehensive income for the three and nine months ended September 30, 2023 and 2022, the changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022.

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

Adoption of Recent Accounting Standards

ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method

On March 28, 2022, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. The purpose of this updated guidance is to further align risk management objectives with hedge accounting results on the application of the last-of-layer method, which was first introduced in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2022-01 became effective for public business entities for fiscal years beginning after December 15, 2022, with early adoption in the interim period, permitted. For entities who have already adopted ASU 2017-12, immediate adoption is allowed. This ASU became effective for the Company on January 1, 2023, on a prospective basis; therefore, there was no impact to the consolidated financial statements.

ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

ASU 2022-02 eliminates troubled debt restructuring (“TDR”) recognition and measurement guidance and, instead, requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. ASU 2022-02 enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For entities that have adopted the amendments of ASU 2016-13, the amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This ASU became effective for the Company on January 1, 2023. The Company adopted ASU 2022-02 on its effective date using the modified retrospective method. The adoption of ASU 2022-02 did not have a material impact on the Company's consolidated financial statements.

ASU 2020-04, Reference Rate Reform (Topic 848)

ASU 2020-04 provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. Once optional expedients are elected, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic within the Codification. As of July 1, 2023, the Company has transitioned LIBOR based transactions to other indexes. The LIBOR transition is not anticipated to have a material effect on the Company's consolidated financial statements.

ASU 2021-01, Reference Rate Reform (Topic 848): Scope

ASU 2021-01 clarifies that all derivative instruments affected by changes to the interest rates used for discounting, margining, or contract price alignment due to reference rate reform are in the scope of ASC 848. Entities may apply certain optional expedients in ASC 848 to derivative instruments that do not reference LIBOR or another rate expected to be discontinued as a result of reference rate reform if there is a change to the interest rate used for discounting, margining or contract price alignment. ASU 2021-01 became effective upon issuance and generally can be applied through December 31, 2022. As of July 1, 2023, the Company has transitioned LIBOR based derivatives to other indexes such as fallback rate SOFR. The LIBOR transition is not anticipated to have a material effect on the Company's consolidated financial statements.

3.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive (loss) income, net of tax, was as follows:

				Total
				Accumulated
		Defined		Other
		Benefit		Comprehensive
(In thousands)	Securities	Plans	Derivatives	Income (Loss)
Balance as of January 1, 2023	$(100,870)	$(5,266)	$11,757	$(94,379)
Other comprehensive (loss) income before reclassifications	(15,338)	952	(229)	(14,615)
Amounts reclassified from accumulated other comprehensive loss	2,666	(781)	196	2,081
Net other comprehensive (loss) income during the period	(12,672)	171	(33)	(12,534)
Balance as of September 30, 2023	$(113,542)	$(5,095)	$11,724	$(106,913)

Balance as of January 1, 2022	$(7,864)	$(1,306)	$2,989	$(6,181)
Other comprehensive (loss) income before reclassifications	(96,565)	2,051	9,972	(84,542)
Amounts reclassified from accumulated other comprehensive loss	—	(1,923)	(390)	(2,313)
Net other comprehensive (loss) income during the period	(96,565)	128	9,582	(86,855)
Balance as of September 30, 2022	$(104,429)	$(1,178)	$12,571	$(93,036)

The before and after tax amounts allocated to each component of other comprehensive (loss) income are presented in the table below for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Change in unrealized gain (loss) on securities:
Change in net unrealized loss during the period	$(4,374)	$(39,692)	$(17,967)	$(142,980)
Reclassification adjustment for net losses included in net loss on sale of securities and other assets	—	—	1,447	—
Accretion of net unrealized loss on securities transferred to held-to-maturity	788	1,112	2,341	2,111
Net change	(3,586)	(38,580)	(14,179)	(140,869)
Tax benefit	(1,062)	(12,133)	(1,507)	(44,304)
Net change in unrealized loss on securities, net of reclassification adjustments and tax	(2,524)	(26,447)	(12,672)	(96,565)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(370)	(935)	(1,110)	(2,805)
Change in the net actuarial gain	518	997	1,553	2,992
Net change	148	62	443	187
Tax expense	185	20	272	59
Net change in pension and other postretirement obligations	(37)	42	171	128
Change in unrealized gain (loss) on derivatives:
Change in net unrealized (loss) gain during the period	(246)	5,387	(771)	14,548
Reclassification adjustment for expense included in interest expense	293	(546)	279	(569)
Net change	47	4,841	(492)	13,979
Tax expense (benefit)	14	1,522	(459)	4,397
Net change in unrealized gain (loss) on derivatives, net of reclassification adjustments and tax	33	3,319	(33)	9,582
Other comprehensive loss, net of tax	$(2,528)	$(23,086)	$(12,534)	$(86,855)

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except share and per share amounts)	2023	2022	2023	2022
Net income available to common stockholders	$13,163	$37,659	$74,321	$107,032
Less: Dividends paid and earnings allocated to participating securities	(209)	(438)	(1,015)	(1,244)
Income attributable to common stock	$12,954	$37,221	$73,306	$105,788
Weighted-average common shares outstanding, including participating securities	38,821,541	38,614,436	38,732,963	39,125,192
Less: weighted-average participating securities	(617,580)	(448,755)	(555,259)	(446,298)
Weighted-average common shares outstanding	38,203,961	38,165,681	38,177,704	38,678,894
Basic EPS	$0.34	$0.98	$1.92	$2.74

Income attributable to common stock	$12,954	$37,221	$73,306	$105,788
Weighted-average common shares outstanding	38,203,961	38,165,681	38,177,704	38,678,894
Weighted-average common equivalent shares outstanding	—	—	—	—
Weighted-average common and equivalent shares outstanding	38,203,961	38,165,681	38,177,704	38,678,894
Diluted EPS	$0.34	$0.98	$1.92	$2.74

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 92,137 weighted-average stock options outstanding for the three and nine months ended September 30, 2023, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period. There were 102,581 and 114,961 weighted-average stock options outstanding for the three and nine months ended September 30, 2022, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

5.PREFERRED STOCK

On February 5, 2020, Legacy Dime completed an underwritten public offering of 2,999,200 shares, or $75.0 million in aggregate liquidation preference, of its 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $25.00 per share (the “Legacy Dime Preferred Stock”). The net proceeds received from the issuance of preferred stock at the time of closing were $72.2 million. On June 10, 2020, Legacy Dime completed an underwritten public offering, a reopening of its February 5, 2020, original issuance, of 2,300,000 shares, or $57.5 million in aggregate liquidation preference, of the Legacy Dime Preferred Stock. The net proceeds received from the issuance of preferred stock at the time of closing were $44.3 million.

At the Effective Time of the Merger, each outstanding share of the Legacy Dime Preferred Stock was converted into the right to receive one share of a newly created series of the Company’s preferred stock having the same powers, preferences and rights as the Legacy Dime Preferred Stock.

The Company expects to pay dividends when, as, and if declared by its board of directors, at a fixed rate of 5.50% per annum, payable quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The preferred stock is perpetual and has no stated maturity. The Company may redeem the preferred stock at its option at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after June 15, 2025, or within 90 days following a regulatory capital treatment event, as described in the prospectus supplement and accompanying prospectus relating to the offering.

6.SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(857)	$9,143
Treasury securities	246,135	—	(16,262)	229,873
Corporate securities	169,549	—	(28,462)	141,087
Pass-through mortgage-backed securities ("MBS") issued by government sponsored entities ("GSEs")	239,509	—	(33,306)	206,203
Agency collateralized mortgage obligations ("CMOs")	311,632	21	(56,011)	255,642
State and municipal obligations	30,845	—	(2,914)	27,931
Total securities available-for-sale	$1,007,670	$21	$(137,812)	$869,879

	September 30, 2023
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,461	$—	$(15,305)	$74,156
Corporate securities	9,000	—	(1,945)	7,055
Pass-through MBS issued by GSEs	283,258	—	(53,777)	229,481
Agency CMOs	218,572	—	(33,278)	185,294
Total securities held-to-maturity	$600,291	$—	$(104,305)	$495,986

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Treasury securities	$246,899	$—	$(19,643)	$227,256
Corporate securities	183,791	57	(17,075)	166,773
Pass-through MBS issued by GSEs	272,774	—	(31,534)	241,240
Agency CMOs	331,394	2	(50,057)	281,339
State and municipal obligations	37,000	—	(3,021)	33,979
Total securities available-for-sale	$1,071,858	$59	$(121,330)	$950,587

	December 31, 2022
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,157	$—	$(14,095)	$75,062
Corporate securities	9,000	—	(553)	8,447
Pass-through MBS issued by GSEs	278,281	—	(40,960)	237,321
Agency CMOs	209,360	—	(24,431)	184,929
Total securities held-to-maturity	$585,798	$—	$(80,039)	$505,759

There were no transfers to or from securities held-to-maturity during the three or nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company transferred securities with an amortized cost of $400.0 million from available-for-sale to held-to-maturity. The transfers occurred at fair value totaling $372.2 million. The related unrealized losses of $27.8 million were converted to a discount that is being accreted through interest income on a level-yield method over the term of the securities, while the unrealized losses recorded in other comprehensive income are amortized out of other comprehensive income through interest income on a level-yield method over the remaining term of securities, with no net change to interest income. No gain or loss was recorded at the time of transfer. There were no transfers of securities held-to-maturity to securities available-for-sale during the three or nine months ended September 30, 2022.

The carrying amount of securities pledged at September 30, 2023 and December 31, 2022 was $470.0 million and $631.4 million, respectively.

At September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The amortized cost and fair value of securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	September 30, 2023
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$83,132	$80,015
One to five years	206,284	188,885
Five to ten years	167,113	139,134
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMO	551,141	461,845
Total	$1,007,670	$869,879

Held-to-maturity
Within one year	$—	$—
One to five years	19,772	17,743
Five to ten years	78,689	63,468
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMO	501,830	414,775
Total	$600,291	$495,986

The following table presents the information related to sales of securities available-for-sale as of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Securities available-for-sale
Proceeds	$—	$—	$77,804	$—
Gross gains	—	—	130	—
Tax expense on gains	—	—	39	—
Gross losses	—	—	1,577	—
Tax benefit on losses	—	—	467	—

There were no sales of securities held-to-maturity during the three or nine months ended September 30, 2023 and 2022.

The following table summarizes the gross unrealized losses and fair value of securities available-for-sale aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	September 30, 2023
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$—	$—	$9,143	$857	$9,143	$857
Treasury securities	—	—	229,873	16,262	229,873	16,262
Corporate securities	19,118	2,248	121,969	26,214	141,087	28,462
Pass-through MBS issued by GSEs	904	12	205,299	33,294	206,203	33,306
Agency CMOs	2,427	41	248,193	55,970	250,620	56,011
State and municipal obligations	1,713	137	26,218	2,777	27,931	2,914

	December 31, 2022
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Treasury securities	$—	$—	$227,256	$19,643	$227,256	$19,643
Corporate securities	110,707	8,494	50,116	8,581	160,823	17,075
Pass-through MBS issued by GSEs	50,813	2,010	190,427	29,524	241,240	31,534
Agency CMOs	55,924	3,454	220,413	46,603	276,337	50,057
State and municipal obligations	10,848	174	22,681	2,847	33,529	3,021

As of September 30, 2023, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available-for-sale debt securities was required. Additionally, given the high-quality composition of the Company’s held-to-maturity portfolio, the Company did not record an allowance for credit losses on the held-to-maturity portfolio. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Accrued interest receivable on securities totaling $3.3 million and $5.4 million at September 30, 2023 and December 31, 2022, respectively, was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

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

At September 30, 2023, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. government: Agency Notes, Treasury Securities, Pass-through MBS issued by GSEs, Agency Collateralized Mortgage Obligations. Substantially all of the corporate bonds within the portfolio have maintained an investment grade rating by either Kroll, Egan-Jones, Fitch, Moody’s or Standard and Poor’s. None of the unrealized losses are related to credit quality of the issuer. Substantially all of the state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

7.LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	September 30, 2023	December 31, 2022
Business loans (1)	$2,271,768	$2,211,857
One-to-four family residential and cooperative/condominium apartment	892,869	773,321
Multifamily residential and residential mixed-use	4,102,024	4,026,826
Non-owner-occupied commercial real estate	3,374,281	3,317,485
Acquisition, development, and construction ("ADC")	203,402	229,663
Other loans	6,267	7,679
Total	10,850,611	10,566,831
Allowance for credit losses	(72,563)	(83,507)
Loans held for investment, net	$10,778,048	$10,483,324

(1) Business loans include commercial and industrial loans, owner-occupied commercial real estate loans and PPP loans.

The following tables present data regarding the allowance for credit losses activity for the periods indicated:

	At or for the Three Months Ended September 30, 2023
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$39,700	$6,419	$8,190	$18,440	$2,558	$339	$75,646
(Credit) provision for credit losses	1,822	787	(621)	(10)	(220)	23	1,781
Charge-offs	(5,147)	—	(2)	—	—	(26)	(5,175)
Recoveries	305	—	—	—	—	6	311
Ending balance	$36,680	$7,206	$7,567	$18,430	$2,338	$342	$72,563

	At or for the Three Months Ended September 30, 2022
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$45,128	$4,514	$7,003	$18,707	$3,788	$286	$79,426
(Credit) provision for credit losses	3,246	544	1,051	1,800	(169)	(32)	6,440
Charge-offs	(5,462)	—	—	—	—	(49)	(5,511)
Recoveries	1,580	—	—	—	—	—	1,580
Ending balance	$44,492	$5,058	$8,054	$20,507	$3,619	$205	$81,935

	At or for the Nine Months Ended September 30, 2023
	Real Estate Loans
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$47,029	$5,969	$8,360	$20,153	$1,723	$273	$83,507
Provision (recovery) for credit losses	(328)	1,251	(791)	(1,723)	615	116	(860)
Charge-offs	(10,921)	(14)	(2)	—	—	(60)	(10,997)
Recoveries	900	—	—	—	—	13	913
Ending balance	$36,680	$7,206	$7,567	$18,430	$2,338	$342	$72,563

	At or for the Nine Months Ended September 30, 2022
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$62,366	$5,932	$7,816	$2,131	$4,857	$751	$83,853
(Recovery) provision for credit losses	(10,799)	(874)	236	18,322	(1,238)	(495)	5,152
Charge-offs	(8,742)	—	—	—	—	(52)	(8,794)
Recoveries	1,667	—	2	54	—	1	1,724
Ending balance	$44,492	$5,058	$8,054	$20,507	$3,619	$205	$81,935

The following tables present the amortized cost basis of loans on non-accrual status as of the periods indicated:

	September 30, 2023
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
Business loans	$3,809	$15,746	$14,065
One-to-four family residential and cooperative/condominium apartment	—	2,874	140
Multifamily residential and residential mixed-use	—	—	—
Non-owner-occupied commercial real estate	—	15	15
Acquisition, development, and construction	—	657	305
Other loans	—	219	219
Total	$3,809	$19,511	$14,744

	December 31, 2022
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
Business loans	$5,403	$22,384	$20,812
One-to-four family residential and cooperative/condominium apartment	—	3,203	181
Multifamily residential and residential mixed-use	—	—	—
Non-owner-occupied commercial real estate	15	2,476	1,297
Acquisition, development, and construction	657	—	—
Other loans	—	99	99
Total	$6,075	$28,162	$22,389

The Company did not recognize interest income on non-accrual loans held for investment during the three or nine months ended September 30, 2023 and 2022.

The following tables summarize the past due status of the Company’s investment in loans as of the dates indicated:

	September 30, 2023
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$16,693	$1,151	$—	$19,555	$37,399	$2,234,369	$2,271,768
One-to-four family residential, including condominium and cooperative apartment	439	2,644	—	2,874	5,957	886,912	892,869
Multifamily residential and residential mixed-use	2,976	818	—	—	3,794	4,098,230	4,102,024
Non-owner-occupied commercial real estate	2,851	6,787	—	15	9,653	3,364,628	3,374,281
Acquisition, development, and construction	—	650	—	657	1,307	202,095	203,402
Other	2	—	—	219	221	6,046	6,267
Total	$22,961	$12,050	$—	$23,320	$58,331	$10,792,280	$10,850,611

	December 31, 2022
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$5,861	$741	$—	$27,787	$34,389	$2,177,468	$2,211,857
One-to-four family residential, including condominium and cooperative apartment	686	—	—	3,203	3,889	769,432	773,321
Multifamily residential and residential mixed-use	4,817	—	—	—	4,817	4,022,009	4,026,826
Non-owner-occupied commercial real estate	11,889	—	—	2,491	14,380	3,303,105	3,317,485
Acquisition, development, and construction	—	—	—	657	657	229,006	229,663
Other	264	1	—	99	364	7,315	7,679
Total	$23,517	$742	$—	$34,237	$58,496	$10,508,335	$10,566,831

Accruing Loans 90 Days or More Past Due:

The Company did not have accruing loans 90 days or more past due as of September 30, 2023 or December 31, 2022.

Collateral Dependent Loans:

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated:

	September 30, 2023		December 31, 2022
	Real Estate	Associated Allowance	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses	Collateral Dependent	for Credit Losses
Business loans	$3,771	$—	$5,849	$—
One-to-four family residential, including condominium and cooperative apartment	—	—	—	—
Multifamily residential and residential mixed-use	—	—	—	—
Non-owner-occupied commercial real estate	—	—	2,491	1,297
Acquisition, development, and construction	657	305	657	—
Other	—	—	—	—
Total	$4,428	$305	$8,997	$1,297

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

The following tables shows the amortized cost basis as of September 30, 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted:

	For the Three Months Ended September 30, 2023

		Significant	Term Extension	Significant Payment Delay		% of Total Class
	Term	Payment	and Significant	and Interest		of Financing
(Dollars in thousands)	Extension	Delay	Payment Delay	Rate Reduction	Total	Receivable
Business loans	$—	$9,290	$—	$29	$9,319	0.4%
One-to-four family residential, including condominium and cooperative apartment	—	—	—	—	—	0.0
Multifamily residential and residential mixed-use	—	—	—	—	—	0.0
Non-owner-occupied commercial real estate	—	24,705	—	—	24,705	0.7
Acquisition, development, and construction	—	—	—	—	—	0.0
Other	—	—	—	—	—	0.0
Total	$—	$33,995	$—	$29	$34,024	0.3%

	For the Nine Months Ended September 30, 2023

		Significant	Term Extension	Significant Payment Delay		% of Total Class
	Term	Payment	and Significant	and Interest		of Financing
(Dollars in thousands)	Extension	Delay	Payment Delay	Rate Reduction	Total	Receivable
Business loans	$126	$9,290	$471	$301	$10,188	0.4%
One-to-four family residential, including condominium and cooperative apartment	—	2,854	—	—	2,854	0.3
Multifamily residential and residential mixed-use	—	—	—	—	—	0.0
Non-owner-occupied commercial real estate	—	24,705	—	—	24,705	0.7
Acquisition, development, and construction	—	—	—	—	—	0.0
Other	—	—	—	—	—	0.0
Total	$126	$36,849	$471	$301	$37,747	0.3%

The following tables describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the Three Months Ended September 30, 2023
Weighted Average
	Weighted Average	Weighted Average	Payment Delay
	Interest Rate	Months of	or Principal
(Dollars in thousands)	Reductions	Term Extensions	Forgiveness
Business loans	4.50%	$—	$1,417
One-to-four family residential, including condominium and cooperative apartment	—	—	—
Multifamily residential and residential mixed-use	—	—	—
Non-owner-occupied commercial real estate	—	—	988
Acquisition, development, and construction	—	—	—
Other loans	—	—	—
Total	4.50%	$—	$2,405

	For the Nine Months Ended September 30, 2023
			Weighted Average
	Weighted Average	Weighted Average	Payment Delay
	Interest Rate	Months of	or Principal
(Dollars in thousands)	Reductions	Term Extensions	Forgiveness
Business loans	4.27%	$20	$1,314
One-to-four family residential, including condominium and cooperative apartment	—	—	72
Multifamily residential and residential mixed-use	—	—	—
Non-owner-occupied commercial real estate	—	—	988
Acquisition, development, and construction	—	—	—
Other loans	—	—	—
Total	4.27%	$20	$2,374

The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table describes the performance of loans that have been modified during the nine months ended September 30, 2023.

	September 30, 2023
		30-59	60-89	90+
(Dollars in thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$9,290	$—	$—	$—	$898	$10,188
One-to-four family residential, including condominium and cooperative apartment	2,854	—	—	—	—	2,854
Multifamily residential and residential mixed-use	—	—	—	—	—	—
Non-owner-occupied commercial real estate	24,705	—	—	—	—	24,705
Acquisition, development, and construction	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	$36,849	$—	$—	$—	$898	$37,747

There were no loans made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2023, and that subsequently defaulted. For the purposes of this disclosure, a payment default is defined as 90 or more days past due and still accruing. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	September 30, 2023
(In thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$197,831	$428,588	$199,606	$167,826	$159,084	$316,910	$640,980	$39,015	$2,149,840
Special mention	506	3,184	1,279	923	4,850	13,541	22,962	9,125	56,370
Substandard	1	1,950	2,446	6,845	2,737	30,088	8,290	8,286	60,643
Doubtful	—	—	—	—	4,166	749	—	—	4,915
Total business loans	198,338	433,722	203,331	175,594	170,837	361,288	672,232	56,426	2,271,768
YTD Gross Charge-Offs	—	—	77	38	4,166	2,229	1,021	3,390	10,921

One-to-four family residential, and condominium/cooperative apartment:
Pass	161,750	217,184	103,310	69,919	63,299	215,385	33,259	12,825	876,931
Special mention	—	—	—	—	—	756	159	710	1,625
Substandard	—	—	—	1,010	1,218	11,299	—	786	14,313
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	161,750	217,184	103,310	70,929	64,517	227,440	33,418	14,321	892,869
YTD Gross Charge-Offs	—	—	—	—	—	—	—	14	14

Multifamily residential and residential mixed-use:
Pass	244,041	1,367,753	589,048	285,272	389,601	1,086,015	12,715	4,340	3,978,785
Special mention	—	—	4,223	22,096	3,905	30,476	—	—	60,700
Substandard	—	—	—	10,656	5,109	46,774	—	—	62,539
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	244,041	1,367,753	593,271	318,024	398,615	1,163,265	12,715	4,340	4,102,024
YTD Gross Charge-Offs	—	—	—	—	—	2	—	—	2

Non-owner-occupied commercial real estate
Pass	196,881	728,514	667,899	478,381	358,916	782,593	11,237	7,987	3,232,408
Special mention	—	—	—	78,099	4,585	14,757	—	—	97,441
Substandard	—	—	15	25,740	6,285	12,392	—	—	44,432
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	196,881	728,514	667,914	582,220	369,786	809,742	11,237	7,987	3,374,281
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Acquisition, development, and construction
Pass	7,668	51,454	81,045	7,647	15,644	495	23,597	238	187,788
Special mention	—	—	14,957	—	—	—	—	—	14,957
Substandard	—	—	657	—	—	—	—	—	657
Doubtful	—	—	—	—	—	—	—	—	—
Total acquisition, development, and construction	7,668	51,454	96,659	7,647	15,644	495	23,597	238	203,402
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	808,171	2,793,493	1,640,908	1,009,045	986,544	2,401,398	721,788	64,405	10,425,752
Special mention	506	3,184	20,459	101,118	13,340	59,530	23,121	9,835	231,093
Substandard	1	1,950	3,118	44,251	15,349	100,553	8,290	9,072	182,584
Doubtful	—	—	—	—	4,166	749	—	—	4,915
Total Loans	$808,678	$2,798,627	$1,664,485	$1,154,414	$1,019,399	$2,562,230	$753,199	$83,312	$10,844,344
YTD Gross Charge-Offs	$—	$—	$77	$38	$4,166	$2,231	$1,021	$3,404	$10,937

	December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$449,699	$228,143	$187,522	$173,527	$130,576	$240,131	$650,960	$43,552	$2,104,110
Special mention	6,634	-	894	1,529	15,893	4,213	9,062	478	38,703
Substandard	5,242	1,380	8,843	4,706	2,101	14,938	11,290	9,412	57,912
Doubtful	—	—	—	8,332	752	2,048	—	—	11,132
Total business loans	461,575	229,523	197,259	188,094	149,322	261,330	671,312	53,442	2,211,857
YTD Gross Charge-Offs	—	477	4,720	2,088	—	2,414	1,460	242	11,401

One-to-four family residential, and condominium/cooperative apartment:
Pass	225,031	108,185	72,732	65,515	66,038	164,338	41,172	12,563	755,574
Special mention	—	—	—	—	735	1,175	579	726	3,215
Substandard	—	—	1,026	1,227	407	10,779	—	1,093	14,532
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	225,031	108,185	73,758	66,742	67,180	176,292	41,751	14,382	773,321
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Multifamily residential and residential mixed-use:
Pass	1,386,549	582,393	316,424	395,933	127,074	1,107,281	12,584	—	3,928,238
Special mention	—	—	—	11,183	—	14,168	—	—	25,351
Substandard	—	—	12,294	7,001	20,311	33,631	—	—	73,237
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	1,386,549	582,393	328,718	414,117	147,385	1,155,080	12,584	—	4,026,826
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Non-owner-occupied commercial real estate
Pass	747,272	662,608	608,133	373,835	198,317	661,311	11,963	3,453	3,266,892
Special mention	—	—	19,655	4,652	—	12,108	—	—	36,415
Substandard	—	15	1,070	6,209	—	6,884	—	—	14,178
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	747,272	662,623	628,858	384,696	198,317	680,303	11,963	3,453	3,317,485
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Acquisition, development, and construction
Pass	36,877	152,543	11,242	15,943	—	2,087	10,033	281	229,006
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	657	—	—	—	—	—	—	657
Doubtful	—	—	—	—	—	—	—	—	—
Total acquisition, development, and construction	36,877	153,200	11,242	15,943	—	2,087	10,033	281	229,663
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	2,845,428	1,733,872	1,196,053	1,024,753	522,005	2,175,148	726,712	59,849	10,283,820
Special mention	6,634	—	20,549	17,364	16,628	31,664	9,641	1,204	103,684
Substandard	5,242	2,052	23,233	19,143	22,819	66,232	11,290	10,505	160,516
Doubtful	—	—	—	8,332	752	2,048	—	—	11,132
Total Loans	$2,857,304	$1,735,924	$1,239,835	$1,069,592	$562,204	$2,275,092	$747,643	$71,558	$10,559,152
YTD Gross Charge-Offs	$—	$477	$4,720	$2,088	$—	$2,414	$1,460	$242	$11,401

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

(In thousands)	September 30, 2023	December 31, 2022
Performing	$6,048	$7,580
Non-accrual	219	99
Total	$6,267	$7,679

8.LEASES

Maturities of the Company’s operating lease liabilities at September 30, 2023 are as follows:

Rent to be
(In thousands)	Capitalized
2023	$3,242
2024	13,009
2025	12,833
2026	12,173
2027	10,217
Thereafter	10,557
Total undiscounted lease payments	62,031
Less amounts representing interest	(3,750)
Operating lease liabilities	$58,281

Other information related to the Company’s operating leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Operating lease cost	$3,236	$3,336	$9,529	$9,869
Cash paid for amounts included in the measurement of operating lease liabilities	3,171	3,253	9,330	9,232

	September 30,		December 31,
	2023		2022
Weighted average remaining lease term	5.2	years	5.9	years
Weighted average discount rate	2.33%		2.03%

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $7.2 million will be reclassified as a decrease to interest expense.

The Company did not terminate any derivatives during the three and nine months ended September 30, 2023 and September 30 2022, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of the dates indicated.

	September 30, 2023				December 31, 2022
		Notional	Fair Value	Fair Value		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Interest rate swaps related to FHLBNY advances	4	$150,000	$16,657	$—	4	$150,000	$17,150	$—

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
(Loss) gain recognized in other comprehensive income (loss)	$(246)	$5,387	$(771)	$14,548
(Loss) gain reclassified from other comprehensive income into interest expense	(293)	546	(279)	569

All cash flow hedges are recorded gross on the balance sheet.

The cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Company to post cash collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of September 30, 2023 and December 31, 2022, the Company did not post collateral to the third-party counterparties. As of September 30, 2023, the Company received $18.0 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2022, the Company received $17.8 million in collateral from its third-party counterparties.

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

	September 30, 2023
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	4	$34,050	$360	$—
Loan level interest rate swaps with borrower	219	1,549,816	—	158,976
Loan level interest rate floors with borrower	3	17,625	—	—
Loan level interest rate floors with borrower	25	178,032	—	1,376
Loan level interest rate swaps with third-party counterparties	4	34,050	—	360
Loan level interest rate swaps with third-party counterparties	219	1,549,816	158,976	—
Loan level interest rate floors with third-party counterparties	3	17,625	—	—
Loan level interest rate floors with third-party counterparties	25	178,032	1,376	—

	December 31, 2022
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	3	$53,311	$1,524	$—
Loan level interest rate swaps with borrower	185	1,214,736	—	126,751
Loan level interest rate floors with borrower	40	326,309	—	9,060
Loan level interest rate swaps with third-party counterparties	3	53,311	—	1,524
Loan level interest rate swaps with third-party counterparties	185	1,214,736	126,751	—
Loan level interest rate floors with third-party counterparties	40	326,309	9,060	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Loan level derivative income	$783	$549	$6,353	$2,240

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of September 30, 2023 and December 31, 2022, the Company did not post collateral to its third-party counterparties. As of September 30, 2023, the Company received $167.6 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2022, the Company received $135.3 million in collateral from its third-party counterparties under the agreements in a net asset position.

Risk Participation Agreements

The Company enters into risk participation agreements to manage economic risks but does not designate the instruments in hedge relationships. As of September 30, 2023 and December 31, 2022, the notional amounts of risk participation agreements for derivative liabilities were $94.0 million and $71.1 million, respectively. The related fair values of the Company’s risk participation agreements were immaterial as of September 30, 2023 and December 31, 2022.

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

For derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, any breach of the above provisions by the Company may require settlement of its obligations under the agreements at the termination value with the respective counterparty. There were no provisions breached for the three or nine months ended September 30, 2023 and September 30, 2022.

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

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by GSEs as of September 30, 2023 and December 31, 2022. In accordance with the Company’s investment policy, corporate securities are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. Obtaining market values as of September 30, 2023 and December 31, 2022 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

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

		Fair Value Measurements
		at September 30, 2023 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$9,143	$—	$9,143	$—
Treasury securities	229,873	—	229,873	—
Corporate securities	141,087	—	141,087	—
Pass-through MBS issued by GSEs	206,203	—	206,203	—
Agency CMOs	255,642	—	255,642	—
State and municipal obligations	27,931	—	27,931	—
Derivative – cash flow hedges	16,657	—	16,657	—
Derivative – freestanding derivatives, net	160,712	—	160,712	—
Financial Liabilities:
Derivative – freestanding derivatives, net	160,712	—	160,712	—

		Fair Value Measurements
		at December 31, 2022 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Treasury securities	$227,256	$—	$227,256	$—
Corporate securities	166,773	—	166,773	—
Pass-through MBS issued by GSEs	241,240	—	241,240	—
Agency CMOs	281,339	—	281,339	—
State and municipal obligations	33,979	—	33,979	—
Derivative – cash flow hedges	17,150	—	17,150	—
Derivative – freestanding derivatives, net	137,335	—	137,335	—
Financial Liabilities:
Derivative – freestanding derivatives, net	137,335	—	137,335	—

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

September 30, 2023
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

Collateral dependent individually evaluated loans with an allowance for credit losses at September 30, 2023 had a carrying amount of $352 thousand. There was no credit loss recovery or provision on collateral dependent individually evaluated loans during the three months ended September 30, 2023. There was a credit loss recovery of $992 thousand for the nine months ended September 30, 2023 on collateral dependent individually evaluated loans, which is included in the amounts reported in the consolidated statements of income.

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

		Fair Value Measurements
		at September 30, 2023 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$358,824	$358,824	$—	$—	$358,824
Securities held-to-maturity	600,291	—	495,986	—	495,986
Loans held for investment, net	10,777,696	—	—	10,255,764	10,255,764
Accrued interest receivable	53,608	—	5,525	48,083	53,608
Financial Liabilities:
Savings, money market and checking accounts (1)	9,194,247	9,194,247	—	—	9,194,247
Certificates of Deposits ("CDs")	1,442,299	—	1,433,548	—	1,433,548
FHLBNY advances	1,123,000	—	1,119,564	—	1,119,564
Subordinated debt, net	200,218	—	162,218	—	162,218
Accrued interest payable	19,948	—	19,948	—	19,948

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

(1) Includes mortgage escrow deposits.

11.OTHER INTANGIBLE ASSETS

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable.

(Dollars in thousands)
Core Deposit Intangibles	September 30, 2023	December 31, 2022
Gross carrying value	$10,204	$10,204
Accumulated amortization	(4,795)	(3,720)
Net carrying amount	$5,409	$6,484

Amortization expense recognized on intangible assets was $349 thousand and $1.1 million for the three and nine months ended September 30, 2023. Amortization expense recognized on intangible assets was $431 thousand and $1.4 million for the three and nine months ended September 30, 2022.

Estimated amortization expense for the remainder of 2023 through 2027 and thereafter is as follows:

(In thousands)	Total
2023	$349
2024	1,164
2025	958
2026	795
2027	664
Thereafter	1,479
Total	$5,409

12.FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY Advances totaling $1.12 billion and $1.13 billion at September 30, 2023 and December 31, 2022, respectively, all of which were fixed rate. In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank was eligible to borrow an additional $4.09 billion as of September 30, 2023 and $4.13 billion as of December 31, 2022, and maintained sufficient qualifying collateral, as defined by the FHLBNY. At September 30, 2023 there were no callable Advances.

The Company did not have extinguishment of debt during the three or nine months ended September 30, 2023 or 2022.

The following tables present the contractual maturities and weighted average interest rates of FHLBNY advances for each of the next five years. There were no FHLBNY advances with an overnight contractual maturity at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, there were $425.0 million of FHLBNY advances with contractual maturities during 2023 and $698.0 million of FHLBNY advances with contractual maturities after 2023. As of December 31, 2022, there were $1.10 billion of FHLBNY advances with contractual maturities during 2023 and $36.0 million of FHLBNY advances with contractual maturities after 2022.

(Dollars in thousands)
Contractual Maturity	September 30, 2023	December 31, 2022
2023, fixed rate at rates from 5.18% to 5.65%	425,000	1,095,000
2024, fixed rate at rates from 4.85% to 5.16%	650,000	—
2027, fixed rate at 4.25%	36,000	36,000
2028, fixed rate at 4.04%	12,000	—
Total FHLBNY advances	$1,123,000	$1,131,000

Total FHLBNY advances had a weighted average interest rate of 5.11% and 4.55% at September 30, 2023 and December 31, 2022, respectively.

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

The subordinated debentures totaled $200.2 million at September 30, 2023 and $200.3 million at December 31, 2022. Interest expense related to the subordinated debentures was $2.6 million during the three months ended September 30, 2023 and 2022, respectively. Interest expense related to the subordinated debentures was $7.7 million and $8.1 million during the nine months ended September 30, 2023 and 2022, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

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

The following table represents the components of net periodic benefit (credit) cost included in other non-interest expense, except for service cost which is reported in salaries and employee benefits expense, in the consolidated statements of income. Net expenses associated with these plans were comprised of the following components:

	Three Months Ended September 30,
	2023		2022

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$175	$—	$267	$—
Interest cost	330	222	195	155
Expected return on assets	(687)	(382)	(857)	(490)
Amortization of unrealized loss	—	147	—	63
Net periodic credit	$(182)	$(13)	$(395)	$(272)

	Nine Months Ended September 30,
	2023		2022

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$525	$—	$802	$—
Interest cost	990	667	585	465
Expected return on assets	(2,062)	(1,147)	(2,572)	(1,470)
Amortization of unrealized loss	—	442	—	188
Net periodic credit	$(547)	$(38)	$(1,185)	$(817)

There were no contributions to the BNB Bank Pension Plan or the Employee Retirement Plan for the nine months ended September 30, 2023.

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) that existed before the Merger. The 401(k) Plan covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the first day of the month following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $22,500 for the calendar year ended December 31, 2023. Under the provisions of the 401(k) Plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. The 401(k) Plan does not allow for investment in the Company’s common stock. The 401(k) Plan held Company common stock within the accounts of participants totaling $4.8 million at September 30, 2023. During the three and nine months ended September 30, 2023, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $513 thousand and $2.0 million, respectively. During the three and nine months ended September 30, 2022, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $509 thousand and $1.8 million, respectively.

15.STOCK-BASED COMPENSATION

In May 2021, the Company’s shareholders approved the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. The Company no longer makes grants under the Legacy Stock Plans. Awards outstanding under the Legacy Stock Plans will continue to remain outstanding and subject to the terms and conditions of the Legacy Stock Plans. At September 30, 2023, there were 635,622 shares reserved for issuance under the 2021 Equity Incentive Plan.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average Exercise	Contractual	Value
	Options	Price	Years	(In thousands)
Options outstanding at January 1, 2023	92,137	$35.39	6.2	—
Options exercised	—	—
Options forfeited	—	—
Options outstanding at September 30, 2023	92,137	$35.39	5.5	$—
Options vested and exercisable at September 30, 2023	92,137	$35.39	5.5	$—

Information related to stock options during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Cash received for option exercise cost	$—	$—	$—	$—
Income tax (expense) benefit recognized on stock option exercises	—	—	—	—
Intrinsic value of options exercised	—	—	—	—

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of September 30, 2023 were as follows:

	Outstanding Options		Vested Options
		Weighted		Weighted
		Average		Average
		Contractual		Contractual
		Years		Years
	Amount	Remaining	Amount	Remaining
Exercise Prices:
$34.87	35,671	6.4	35,671	6.4
$35.35	32,079	5.4	32,079	5.4
$36.19	24,387	4.4	24,387	4.4
Total	92,137	5.5	92,137	5.5

Restricted Stock Awards

The Company has made RSA grants to outside Directors and certain officers under the Legacy Stock Plans and the 2021 Equity Incentive Plan. Typically, awards to outside Directors fully vest on the first anniversary of the grant date, while awards to officers’ vest over a pre-determined requisite period. All awards were made at the fair value of the Company’s common stock on the grant date. Compensation expense on all RSAs is based upon the fair value of the shares on the respective dates of the grant.

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2023	350,758	$28.63
Shares granted	220,750	25.47
Shares vested	(133,732)	29.34
Shares forfeited	(75,624)	26.43
Unvested allocated shares outstanding at September 30, 2023	362,152	$26.89

Information related to RSAs during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Compensation expense recognized	$604	$1,035	$2,924	$2,823
Income tax (expense) benefit recognized on vesting of RSAs	(72)	(10)	(184)	178

As of September 30, 2023, there was $6.8 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 1.9 years.

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

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Maximum aggregate share payout at January 1, 2023	95,831	$30.35
Shares granted	195,066	17.69
Shares forfeited	(60,987)	25.21
Maximum aggregate share payout at September 30, 2023	229,910	$20.97
Minimum aggregate share payout	—	—
Expected aggregate share payout	210,820	$20.21

Information related to PSAs during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Compensation (benefit) expense recognized	$(66)	$193	$274	$570
Income tax expense recognized on vesting of PSAs	—	—	—	—

As of September 30, 2023, there was $3.1 million of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.5 years.

16.INCOME TAXES

During the three months ended September 30, 2023 and 2022, the Company’s consolidated effective tax rates were 35.1% and 28.1%, respectively. During the nine months ended September 30, 2023 and 2022, the Company’s consolidated effective tax rates were 28.5% and 28.2%, respectively. The increase in tax rate for the three and nine months ended September 30, 2023 was primarily due to non-deductible severance expense during the period.

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

Selected Financial Highlights and Other Data

(Dollars in Thousands Except Per Share Amounts)

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Per Share Data:
Reported EPS (Diluted)	$0.34	$0.98	$1.92	$2.74
Cash dividends paid per common share	0.25	0.24	0.74	0.72
Book value per common share	28.03	26.55	28.03	26.55
Dividend payout ratio	73.53%	24.49%	38.54%	26.28%
Performance and Other Selected Ratios:
Return on average assets	0.44%	1.26%	0.78%	1.22%
Return on average equity	4.91	13.56	8.78	12.83
Net interest spread	1.31	3.09	1.60	3.09
Net interest margin	2.34	3.38	2.52	3.29
Average interest-earning assets to average interest-bearing liabilities	141.02	162.03	142.84	164.73
Non-interest expense to average assets	1.73	1.54	1.56	1.63
Efficiency ratio	70.5	44.0	59.0	48.1
Loan-to-deposit ratio at end of period	102.0	96.5	102.0	96.5
Effective tax rate	35.07	28.10	28.48	28.20
Asset Quality Summary:
Non-performing loans (1)	$23,320	$41,081	$23,320	$41,081
Non-performing assets	23,320	41,081	23,320	41,081
Net charge-offs	4,864	3,931	10,084	7,070
Non-performing assets/Total assets	0.17%	0.32%	0.17%	0.32%
Non-performing loans/Total loans	0.21	0.41	0.21	0.41
Allowance for credit losses/Total loans	0.67	0.81	0.67	0.81
Allowance for credit losses/Non-performing loans	311.16	199.45	311.16	199.45
(1)	Non-performing loans are defined as all loans on non-accrual status.

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

Liquidity is primarily needed to meet customer borrowing commitments and deposit withdrawals, either on demand or on contractual maturity, to repay borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Bank’s primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments and advances from the FHLBNY. The Bank may also sell or securitize selected multifamily residential, mixed-use or one-to-four family residential real estate loans to private sector secondary market purchasers and has in the past sold such loans to FNMA and FHLMC. The Company may additionally issue debt or equity under appropriate circumstances. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on real estate loans and MBS are influenced by interest rates, economic conditions and competition.

The Bank is a member of AFX, through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily.

The Bank utilizes repurchase agreements as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities. As of September 30, 2023 the Bank did not have any repurchase agreements. As of December 31, 2022, the Bank’s repurchase agreements totaled $1.4 million and were included in other short-term borrowings on the consolidated balance sheets.

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

Total deposits (including escrow) increased $382.1 million during the nine months ended September 30, 2023 compared to an increase of $29.7 million for the nine months ended September 30, 2022. Within deposits, core deposits (i.e., non-CDs) increased $55.2 million during the nine months ended September 30, 2023 compared to a decrease of $47.8 million during the nine months ended September 30, 2022. CDs increased $326.9 million during the nine months ended September 30, 2023 compared to an increase of $77.5 million during the nine months ended September 30, 2022. The increase in core deposits was primarily due to growth in business deposits. The increase in CDs was primarily due to growth in brokered deposits and promotional consumer CD offerings. In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY or borrowing capacity through AFX and lines of credit with unaffiliated correspondent banks. At September 30, 2023, the Bank had an additional unused borrowing capacity of $1.49 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank decreased its outstanding FHLBNY advances by $8.0 million during the nine months ended September 30, 2023, compared to a $595.0 million increase during the nine months ended September 30, 2022. See Note 12. “FHLBNY Advances” for further information.

Subordinated debentures totaled $200.2 million at September 30, 2023 and $200.3 million at December 31, 2022. See Note 13. “Subordinated Debentures” to our consolidated financial statements for further information.

During the nine months ended September 30, 2023 and 2022, real estate loan originations totaled $772.9 million and $2.13 billion, respectively. During the nine months ended September 30, 2023 and 2022, C&I loan originations totaled $41.6 million and $66.2 million, respectively.

Sales of securities available-for-sale totaled $79.3 million during the nine months ended September 30, 2023. The Bank did not have any sales of securities available-for-sale during the nine months ended September 30, 2022. Purchases of available-for-sale securities totaled $80.6 million and $29.7 million during the nine months ended September 30, 2023 and 2022, respectively. Proceeds from pay downs and calls and maturities of available-for-sale securities were $60.2 million and $140.0 million for the nine months ended September 30, 2023 and 2022, respectively.

The Bank did not have proceeds from sales of held-to-maturity securities during the nine months ended September 30, 2023 or 2022, respectively. Purchases of held-to-maturity securities totaled $28.3 million and $63.2 million during the nine months ended September 30, 2023 and 2022, respectively. Proceeds from pay downs and calls and maturities of held-to-maturity securities were $16.4 million and $25.3 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by their primary federal regulators. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At September 30, 2023, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well capitalized" for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at September 30, 2023
			Basel III
		Consolidated	Minimum	To Be Categorized as
	Bank	Company	Requirement	“Well Capitalized” (1)
Tier 1 common equity ratio	12.4%	9.7%	4.5%	6.5%
Tier 1 risk-based capital ratio	12.4	10.8	6.0	8.0
Total risk-based capital ratio	13.1	13.3	8.0	10.0
Tier 1 leverage ratio	9.6	8.4	4.0	5.0
(1)	Only the Bank is subject to these requirements.

During the nine months ended September 30, 2023, the Holding Company repurchased 36,813 shares of its common stock at an aggregate cost of $947 thousand. The Holding Company repurchased 1,422,995 shares of its common stock at an aggregate cost of $46.5 million during the nine months ended September 30, 2022. As of September 30, 2023, 1,566,947 shares remained available for purchase under the authorized share repurchase programs. See "Part II - Item 2. Other Information - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities" for additional information about repurchases of common stock.

The Holding Company paid $5.5 million in cash dividends on its preferred stock during the nine months ended September 30, 2023 and 2022, respectively.

The Holding Company paid $28.0 million and $27.7 million in cash dividends on its common stock during the nine months ended September 30, 2023 and 2022, respectively.

Contractual Obligations

The Bank generally has outstanding at any time borrowings in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of September 30, 2023, the Bank had $116.0 million of firm loan commitments that were accepted by the borrowers. All of these commitments are expected to close during the remainder of the year ended December 31, 2023.

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

We generally initiate foreclosure proceedings on real estate loans when a loan enters non-accrual status based upon non-payment, unless the borrower is paying in accordance with an agreed upon modified payment agreement. We obtain an updated appraisal to calculate a potential collateral shortfall and to reserve appropriately for the potential loss. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to Other Real Estate Owned (“OREO”) status. We generally attempt to utilize all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances. We have not initiated any expected or imminent foreclosure proceedings that are likely to have a material adverse impact on our consolidated financial statements. In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of generally at least six months.

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

Non-accrual Loans

Within our held-for-investment loan portfolio, non-accrual loans totaled $23.3 million at September 30, 2023 and $34.2 million at December 31, 2022.

The following is a reconciliation of non-accrual loans as of the dates indicated:

	September 30,	December 31,	September 30,
	2023	2022	2022

	(Dollars in thousands)
Non-accrual loans:
Business loans	$19,555	$27,787	$34,706
One-to-four family residential, including condominium and cooperative apartment	2,874	3,203	3,219
Multifamily residential and residential mixed-use	—	—	—
Non-owner-occupied commercial real estate	15	2,491	2,499
Acquisition, development, and construction	657	657	657
Other	219	99	—
Total non-accrual loans	$23,320	$34,237	$41,081
Ratios:
Total non-accrual loans to total loans	0.21%	0.32%	0.41%
Total non-performing assets to total assets	0.17	0.26	0.32

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

Within the allowance for credit losses, losses are estimated for restructured loans on accrual status and well as restructured loans on non-accrual status that are one-to-four family loans or consumer loans, on a pooled basis with loans that share similar risk characteristics. Restructured loans on non-accrual status excluding one-to-four family and consumer loans are individually evaluated to determine expected credit losses. For restructured loans that are collateral-dependent where we have determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and we expect repayment of the loan to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of collateral, less the estimated costs to sell, and the amortized cost basis of the loan as of the measurement date. For non-collateral-dependent loans, the allowance for credit losses is measured based on the difference between the present value of expected cash flows and the amortized cost basis of the loan as of the measurement date.

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

There was no carrying value of OREO properties on our consolidated balance sheets at September 30, 2023 or December 31, 2022. We did not recognize any provisions for losses on OREO properties during the nine months ended September 30, 2023 or 2022.

Past Due Loans

Loans Delinquent 30 to 59 Days

At September 30, 2023, we had loans totaling $23.0 million that were past due between 30 and 59 days. At December 31, 2022, we had loans totaling $23.5 million that were past due between 30 and 59 days. The 30 to 59-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At September 30, 2023, we had loans totaling $12.1 million that were past due between 60 and 89 days. At December 31, 2022, we had loans totaling $0.7 million that were past due between 60 and 89 days. The 60 to 89-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

There were no accruing loans 90 days or more past due at September 30, 2023 or at December 31, 2022.

Allowance for Off-Balance Sheet Exposures

We maintain an allowance, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of our allowance was $2.8 million at September 30, 2023 and December 31, 2022, respectively. This allowance is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this allowance are recognized in provision for credit losses.

Allowance for Credit Losses

We recorded a credit loss recovery of $950 thousand during the nine months ended September 30, 2023, compared to a credit loss provision of $5.0 million for the nine months ended September 30, 2022. The $950 thousand credit loss recovery for the nine months ended September 30, 2023, was primarily associated with a reduction in reserves on pooled PCD loans that were acquired as part of the Company’s 2021 merger of equals transaction. The $5.0 million credit loss provision for the nine months ended September 30, 2022 was primarily due to changes to the forecasted macroeconomic conditions and loan growth, offset by releases on acquired PCD individually analyzed loans.

For a further discussion of the allowance for credit losses and related activity during the nine months ended September 30, 2023 and 2022, please see Note 7 to the condensed consolidated financial statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of loans in each category to total loans as of the dates indicated.

	September 30, 2023		December 31, 2022
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allocated	to Total	Allocated	to Total
	Amount	Loans	Amount	Loans

(Dollars in thousands)
Business loans	$36,680	20.94%	$47,029	20.93%
One-to-four family residential and cooperative/condominium apartment	7,206	8.23	5,969	7.32
Multifamily residential and residential mixed-use	7,567	37.80	8,360	38.11
Non-owner-occupied commercial real estate	18,430	31.10	20,153	31.40
Acquisition, development, and construction	2,338	1.87	1,723	2.17
Other loans	342	0.06	273	0.07
Total	$72,563	100.00%	$83,507	100.00%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	At or for the Nine Months Ended September 30,
	2023	2022

	(Dollars in thousands)
Total loans outstanding at end of period (1)	$10,850,611	$10,116,941
Average total loans outstanding during the period(2)	10,753,282	9,549,877
Allowance for credit losses balance at end of period	72,563	81,935
Allowance for credit losses to total loans at end of period	0.67%	0.81%
Non-performing loans to total loans at end of period	0.21	0.41
Allowance for credit losses to total non-performing loans at end of period	311.16	199.45

Ratio of net charge-offs to average loans outstanding during the period:
Business loans	0.60%	1.01%
One-to-four family residential and cooperative/condominium apartment	—	—
Multifamily residential and residential mixed-use	—	—
Non-owner-occupied commercial real estate	—	—
Acquisition, development, and construction	—	—
Other loans	0.94	0.54
Total	0.13	0.10
(1)	Total loans represent gross loans (excluding loans held for sale), inclusive of deferred fees/costs and premiums/discounts.
(2)	Total average loans represent gross loans (including loans held for sale), inclusive of deferred loan fees/costs and premiums/discounts.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Assets. Assets totaled $13.65 billion at September 30, 2023, $461.5 million above their level at December 31, 2022, primarily due to increases of $294.7 million in our loan portfolio, $189.5 million in cash and due from banks and $22.9 million in derivative assets, partially offset by a decrease of $66.2 million in total investment securities.

Total loans, net of allowance increased $294.7 million during the nine months ended September 30, 2023, to $10.78 billion at September 30, 2023. During the nine months ended September 30, 2023, we had loan originations of $814.6 million.

Total investment securities decreased $66.2 million during the nine months ended September 30, 2023, to $1.47 billion at September 30, 2023, primarily due to proceeds from principal payments, calls, maturities, and sales of $155.7 million and an increase in unrealized losses of $16.5 million, offset in part by purchases of $109.0 million. There were no transfers to or from securities held-to-maturity during the nine months ended September 30, 2023.

Liabilities. Total liabilities increased $426.7 million during the nine months ended September 30, 2023, to $12.45 billion at September 30, 2023, primarily due to an increase of $382.1 million in deposits (including mortgage escrow accounts), an increase of $32.6 million in derivative cash collateral and $23.4 million in derivative liabilities.

Stockholders’ Equity. Stockholders’ equity increased $34.8 million during the nine months ended September 30, 2023, to $1.20 billion at September 30, 2023, primarily due to net income of $79.8 million, partially offset by common stock dividends of $28.8 million, other comprehensive loss of $12.5 million, preferred stock dividends of $5.5 million and repurchases of shares of common stock of $947 thousand.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

General. Net income was $15.0 million during the three months ended September 30, 2023, compared to net income of $39.5 million for the three months ended September 30, 2022. During the three months ended September 30, 2023, net interest income decreased by $23.9 million, non-interest income decreased by $1.4 million, non-interest expense increased by $11.2 million, the credit loss provision decreased by $4.8 million, and income tax expense decreased by $7.3 million, compared to the three months ended September 30, 2022.

The discussion of net interest income for the three months ended September 30, 2023 and 2022 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Loan fees included in interest income were $320 thousand and $1.1 million during the three months ended September 30, 2023 and 2022, respectively. The decrease in loan fees was primarily due to a decline in loan prepayment fees in 2023.

Analysis of Net Interest Income

	Three Months Ended September 30,
	2023			2022
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1)(3)	$2,260,203	$38,384	6.74%	$2,013,897	$26,153	5.15%
One-to-four family residential, including condo and coop (3)	879,688	9,165	4.13	706,144	6,294	3.54
Multifamily residential and residential mixed-use (3)	4,114,476	46,099	4.45	3,831,747	36,423	3.77
Non-owner-occupied commercial real estate (3)	3,382,927	44,184	5.18	3,119,262	33,168	4.22
Acquisition, development, and construction (3)	222,039	5,075	9.07	251,426	4,108	6.48
Other loans (3)	6,156	88	5.67	10,566	160	6.01
Securities	1,619,960	7,916	1.94	1,666,398	7,374	1.76
Other short-term investments	498,612	6,930	5.51	182,921	847	1.84
Total interest-earning assets	12,984,061	157,841	4.82%	11,782,361	114,527	3.86%
Non-interest earning assets	775,432			768,265
Total assets	$13,759,493			$12,550,626

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$786,892	$2,896	1.46%	$833,386	$970	0.46%
Money market	2,975,267	24,275	3.24	2,651,459	2,046	0.31
Savings (2)	2,342,424	20,316	3.44	2,243,887	4,951	0.88
Certificates of deposit	1,494,491	15,020	3.99	988,827	2,187	0.88
Total interest-bearing deposits	7,599,074	62,507	3.26	6,717,559	10,154	0.60
FHLBNY advances	1,250,717	14,370	4.56	166,739	430	1.02
Subordinated debt, net	200,232	2,553	5.06	200,320	2,553	5.06
Other short-term borrowings	120	2	6.61	75,975	500	2.61
Total borrowings	1,451,069	16,925	4.63	443,034	3,483	3.12
Derivative cash collateral	156,795	1,930	4.88	111,325	452	1.61
Total interest-bearing liabilities	9,206,938	81,362	3.51%	7,271,918	14,089	0.77%
Non-interest-bearing checking (2)	3,065,186			3,894,093
Other non-interest-bearing liabilities	265,559			219,883
Total liabilities	12,537,683			11,385,894
Stockholders' equity	1,221,810			1,164,732
Total liabilities and stockholders' equity	$13,759,493			$12,550,626
Net interest income		$76,479			$100,438
Net interest spread (4)			1.31%			3.09%
Net interest-earning assets	$3,777,123			$4,510,443
Net interest margin (5)			2.34%			3.38%
Ratio of interest-earning assets to interest-bearing liabilities			141.02%			162.03%
Deposits (including non-interest-bearing checking accounts) (2)	$10,664,260	$62,507	2.33%	$10,611,652	$10,154	0.38%

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

Rate/Volume Analysis

	Three Months Ended September 30, 2023
	Compared to Three Months Ended September 30, 2022
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Business loans (1)(2)	$3,712	$8,519	$12,231
One-to-four family residential, including condo and coop (2)	1,673	1,198	2,871
Multifamily residential and residential mixed-use (2)	3,050	6,626	9,676
Non-owner-occupied commercial real estate (2)	3,216	7,800	11,016
Acquisition, development, and construction (2)	(633)	1,600	967
Other loans (2)	(65)	(7)	(72)
Securities	(208)	750	542
Other short-term investments	2,538	3,545	6,083
Total interest-earning assets	$13,283	$30,031	$43,314
Interest-bearing liabilities:
Interest-bearing checking	$(112)	$2,038	$1,926
Money market	498	21,731	22,229
Savings	1,631	13,734	15,365
Certificates of deposit	3,193	9,640	12,833
FHLBNY advances	7,803	6,137	13,940
Subordinated debt, net	(7)	7	—
Other short-term borrowings	(598)	100	(498)
Derivative cash collateral	447	1,031	1,478
Total interest-bearing liabilities	$12,855	$54,418	$67,273
Net change in net interest income	$428	$(24,387)	$(23,959)

(1) Business loans include commercial and industrial loans, owner-occupied commercial real estate loans and PPP loans.

(2) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $76.5 million during the three months ended September 30, 2023, a decrease of $23.9 million from the three months ended September 30, 2022. Average interest-earning assets were $12.98 billion for the three months ended September 30, 2023, an increase of $1.20 billion from $11.78 billion for the three months ended September 30, 2022. Net interest margin was 2.34% during the three months ended September 30, 2023, down from 3.38% during the three months ended September 30, 2022.

Interest Income. Interest income was $157.8 million during the three months ended September 30, 2023, compared to $114.5 million during the three months ended September 30, 2022. During the three months ended September 30, 2023, interest income increased $43.3 million from the three months ended September 30, 2022, primarily reflecting increases in interest income of $12.2 million on business loan income, $11.0 million on non-owner occupied loan income, $9.7 million on multifamily loan income, $6.1 million on other short-term investments and $2.9 million on one-to-four family loan income.

The increased interest income on business loans was related to a 159-basis point increase in the average yield and an increase of $246.3 million in the average balance of such loans in the period. The increased interest income on non-owner- occupied loan income was related to a 96-basis point increase in the average yield and an increase of $263.7 million in the average balance of such loans in the period. The increased interest income on multifamily loans was related to a 68-basis point increase in the average yield and an increase of $282.7 million in the average balance of such loans in the period. The increased interest income on short-term investments was due to a 367-basis point increase in the average yield and an increase of $315.7 million in the average balance of such short-term investments during the period. The increased interest income on one-to-four family loans was related to a $173.5 million increase in the average balance and a 59-basis point increase in the average yield of such loans in the period. Increased yields across interest-earning assets were a result of the rising interest rate environment.

Interest Expense. Interest expense was $81.4 million during the three months ended September 30, 2023, compared to $14.1 million during the three months ended September 30, 2022. During the three months ended September 30, 2023, interest expense increased $67.3 million, primarily reflecting increases in interest expense of $52.4 million on deposits, $13.4 million on total borrowings and $1.5 million on derivative cash collateral. The increased interest expense on deposits primarily reflects a 293-basis point increase in rates paid on money market accounts and a $323.8 million increase in average balances of such deposits, a 256-basis point increase in rates paid on savings accounts and an increase of $98.5 million in average balance of such deposits, and a 311-basis point increase in rates paid on CDs and an increase of $505.7 million in average balance of such deposits. The increases in interest expenses on money market accounts, saving accounts and CDs were primarily due to intense price competition among banks and other financial institutions and the rising interest rate environment. The increased interest expense on total borrowings primarily reflects a $1.08 billion increase in the average balance of FHLBNY advances and a 354-basis point increase in rates paid on such advances.

Provision for Credit Losses. We recorded a credit loss provision of $1.8 million during the three months ended September 30, 2023, compared to a credit loss provision of $6.6 million for the three months ended September 30, 2022. The $1.8 million credit loss provision for the three months ended September 30, 2023, was primarily associated with increased provisioning for individually analyzed loans. The $6.6 million credit loss provision for the three months ended September 30, 2022 was primarily due to changes in forecasted macroeconomic conditions.

Non-Interest Income. Non-interest income was $7.9 million during the three months ended September 30, 2023, compared to $9.4 million during the three months ended September 30, 2022. During the three months ended September 30, 2023, non-interest income decreased $1.4 million from the three months ended September 30, 2022, reflecting a decrease of $1.4 million from net gain on sale of securities and other assets, an increase of $299 thousand related to a loss on equity securities and a decrease of $183 thousand on title fees, partially offset by an increase of $234 thousand of loan level derivative income, an increase of $140 thousand in BOLI income and a $93 thousand increase in all other non-interest income during the 2023 period.

Non-Interest Expense. Non-interest expense was $59.5 million during the three months ended September 30, 2023, compared to $48.3 million during the three months ended September 30, 2022. During the three months ended September 30, 2023, non-interest expense increased $11.2 million from the three months ended September 30, 2022, primarily due to a $8.6 million increase in severance expense, a $1.3 million increase in salaries and employee benefits, a $1.1 million increase in federal deposit insurance premiums, a $875 thousand increase in data processing costs and a $548 thousand increase in marketing expenses, offset by decreases of $839 thousand in professional services, and $607 thousand in occupancy and equipment expense. The increase in severance expense was due to the Chief Executive Officer succession. The increase in federal deposit insurance premiums relates to an increase in deposit insurance rates due to a special assessment by the FDIC.

Non-interest expense was 1.73% and 1.54% of average assets during the three months ended September 30, 2023 and 2022, respectively.

Income Tax Expense. Income tax expense was $8.1 million during the three months ended September 30, 2023, compared to income tax expense of $15.4 million during the three months ended September 30, 2022. The reported effective tax rate for the three months ended September 30, 2023 was 35.1%, and 28.1% for the three months ended September 30, 2022.

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and 2022

General. Net income was $79.8 million during the nine months ended September 30, 2023, compared to net income of $112.5 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, net interest income decreased by $40.6 million, income tax expense decreased by $12.4 million, non-interest expense increased by $9.2 million, the provision for credit losses decreased by $6.0 million, and non-interest income decreased by $1.4 million, compared to the nine months ended September 30, 2022.

The discussion of net interest income for the nine months ended September 30, 2023 and 2022 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-

equivalent adjustments have been made for interest income exempt from federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Loan fees included in interest income were $975 thousand and $2.4 million during the nine months ended September 30, 2023 and 2022, respectively. The decrease in loan fees was primarily due to a decline in loan prepayment fees in 2023.

	Nine Months Ended September 30,
	2023			2022
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1)(3)	$2,240,390	$108,790	6.49%	$1,984,668	$68,908	4.64%
One-to-four family residential, including condo and coop (3)	832,439	25,442	4.09	686,948	17,814	3.47
Multifamily residential and residential mixed-use (3)	4,104,684	133,571	4.35	3,566,785	98,904	3.71
Non-owner-occupied commercial real estate (3)	3,346,130	126,438	5.05	3,007,107	87,890	3.91
Acquisition, development, and construction (3)	222,897	15,197	9.12	291,789	11,810	5.41
Other loans (3)	6,742	306	6.07	12,580	502	5.34
Securities	1,653,662	24,261	1.96	1,695,877	21,572	1.70
Other short-term investments	446,757	16,599	4.97	265,395	1,956	0.99
Total interest-earning assets	12,853,701	450,604	4.69%	11,511,149	309,356	3.59%
Non-interest earning assets	769,869			780,902
Total assets	$13,623,570			$12,292,051

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$860,602	$7,499	1.17%	$854,088	$1,940	0.30%
Money market	2,797,250	56,409	2.70	3,140,530	4,260	0.18
Savings (2)	2,316,463	52,291	3.02	1,673,738	6,016	0.48
Certificates of deposit	1,404,025	36,196	3.45	880,932	4,200	0.64
Total interest-bearing deposits	7,378,340	152,395	2.76	6,549,288	16,416	0.34
FHLBNY advances	1,277,828	43,076	4.51	93,754	678	0.97
Subordinated debt, net	200,254	7,659	5.11	223,635	8,063	4.82
Other short-term borrowings	4,211	120	3.81	44,490	593	1.78
Total borrowings	1,482,293	50,855	4.59	361,879	9,334	3.45
Derivative cash collateral	137,737	4,904	4.76	76,778	547	0.95
Total interest-bearing liabilities	8,998,370	208,154	3.09%	6,987,945	26,297	0.50%
Non-interest-bearing checking (2)	3,149,251			3,936,219
Other non-interest-bearing liabilities	264,527			198,838
Total liabilities	12,412,148			11,123,002
Stockholders' equity	1,211,422			1,169,049
Total liabilities and stockholders' equity	$13,623,570			$12,292,051
Net interest income		$242,450			$283,059
Net interest spread (4)			1.60%			3.09%
Net interest-earning assets	$3,855,331			$4,523,204
Net interest margin (5)			2.52%			3.29%
Ratio of interest-earning assets to interest-bearing liabilities			142.84%			164.73%
Deposits (including non-interest-bearing checking accounts) (2)	$10,527,591	$152,395	1.94%	$10,485,507	$16,416	0.21%

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

	Nine Months Ended September 30, 2023
	Compared to Nine Months Ended September 30, 2022
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Business loans (1)(2)	$10,647	$29,235	$39,882
One-to-four family residential, including condo and coop (2)	4,109	3,519	7,628
Multifamily residential and residential mixed-use (2)	16,259	18,408	34,667
Non-owner-occupied commercial real estate (2)	11,411	27,137	38,548
Acquisition, development, and construction (2)	(3,749)	7,136	3,387
Other loans (2)	(249)	53	(196)
Securities	(573)	3,262	2,689
Other short-term investments	4,043	10,600	14,643
Total interest-earning assets	$41,898	$99,350	$141,248
Interest-bearing liabilities:
Interest-bearing checking	$8	$5,551	$5,559
Money market	(3,753)	55,902	52,149
Savings	8,392	37,883	46,275
Certificates of deposit	7,992	24,004	31,996
FHLBNY advances	24,253	18,145	42,398
Subordinated debt, net	(866)	462	(404)
Other short-term borrowings	(843)	370	(473)
Derivative cash collateral	1,301	3,056	4,357
Total interest-bearing liabilities	$36,484	$145,373	$181,857
Net change in net interest income	$5,414	$(46,023)	$(40,609)

(1) Business loans include commercial and industrial loans, owner-occupied commercial real estate loans and PPP loans.

(2) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $242.5 million during the nine months ended September 30, 2023, a decrease of $40.6 million from the nine months ended September 30, 2022. Average interest-earning assets were $12.85 billion for the nine months ended September 30, 2023, an increase of $1.34 billion from $11.51 billion for the nine months ended September 30, 2022. Net interest margin was 2.52% during the nine months ended September 30, 2023, down from 3.29% during the nine months ended September 30, 2022.

Interest Income. Interest income was $450.6 million during the nine months ended September 30, 2023, compared to $309.4 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, interest income increased $141.2 million from the nine months ended September 30, 2022, primarily reflecting increases in interest income of $39.9 million on business loan income, $38.5 million on non-owner occupied loan income, $34.7 million on multifamily loan income, $14.6 million on other short-term investments and $7.6 million on one-to-four family loan income

The increased interest income on business loans was related to a 185-basis point increase in the average yield and an increase of $255.7 million in the average balance of such loans in the period. The increased interest income on non-owner- occupied loan income was related to a 114-basis point increase in the average yield and an increase of $339.0 million in the average balance of such loans in the period. The increased interest income on multifamily loans was related to and a 64-basis point increase in the average yield of such loans in the period, offset by an increase of $537.9 million in the average balance. The increased interest income on one-to-four family loans was related to an increase of $145.5 million in the average balance and a 62-basis point increase in the average yield of such loans in the period. The increased interest income on short-term investments was due to a 398-basis point increase in the average yield and an increase of $181.4 million in the average balance of such short-term investments during the period. Increased yields across interest-earning assets were a result of the rising interest rate environment.

Interest Expense. Interest expense was $208.2 million during the nine months ended September 30, 2023, compared to $26.3 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, interest expense increased $181.9 million from the nine months ended September 30, 2022, primarily reflecting increases in interest expense of $136.0 million on deposits, $41.5 million on total borrowings, and $4.4 million on derivative cash collateral. The increased interest expense on deposits primarily reflects a 252-basis point increase in rates paid on money market accounts offset by a decrease of $343.3 million in average balances of such deposits, a 254-basis point increase in rates paid on savings accounts and an increase of $642.7 million in average balance of such deposits and a 281-basis point increase in rates paid on CDs and an increase of $523.1 million in average balance of such deposits. The increases in interest expenses on money market accounts, saving accounts and CDs were primarily due to intense price competition among banks and other financial institutions and the rising interest rate environment. The increased interest expense on total borrowings primarily reflects a 354-basis point increase in rates paid and a $1.18 billion increase in the average balance of FHLBNY advances.

Provision for Credit Losses. We recorded a credit loss recovery of $950 thousand during the nine months ended September 30, 2023, compared to a credit loss provision of $5.0 million for the nine months ended September 30, 2022. The $950 thousand credit loss recovery for the nine months ended September 30, 2023, was primarily associated with a reduction in reserves on pooled PCD loans that were acquired as part of the Company’s 2021 merger of equals transaction. The $5.0 million credit loss provision for the nine months ended September 30, 2022, was primarily due to changes to the forecasted macroeconomic conditions and loan growth, offset by releases on acquired PCD individually analyzed loans.

Non-Interest Income. Non-interest income was $27.3 million during the nine months ended September 30, 2023, compared to $28.7 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, non-interest income decreased $1.4 million from the nine months ended September 30, 2022, reflecting a decrease of  $2.9 million gain on sale of securities, a $1.1 million increase in loss on equity securities, a $827 thousand decrease in BOLI income, and a $749 thousand decrease in title fees, partially offset by a $4.1 million increase in loan level derivative income and a $53 thousand increase in all other non-interest income.

Non-Interest Expense. Non-interest expense was $159.2 million during the nine months ended September 30, 2023, compared to $150.0 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, non-interest expense increased $9.2 million from the nine months ended September 30, 2022, primarily due to a $6.9 million increase in severance expense, a $2.5 million increase in federal deposit insurance premiums, a $1.6 million increase in data processing services and a $1.0 million increase in all other non-interest expenses, partially offset by a $1.4 million decrease in salaries and employee benefits and a $1.4 million decrease in professional services. The increase in severance expense was due to the Chief Executive Officer succession. The increase in federal deposit insurance premiums relates to an increase in deposit insurance rates due to a special assessment by the FDIC.

Non-interest expense was 1.56% and 1.63% of average assets during the nine months ended September 30, 2023 and 2022, respectively.

Income Tax Expense. Income tax expense was $31.8 million during the nine months ended September 30, 2023, compared to income tax expense of $44.2 million during the nine months ended September 30, 2022. The reported effective tax rate for the nine months ended September 30, 2023 was 28.5%, and 28.2% for the nine months ended September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2022 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2023. The following is an update of the discussion provided therein.

General. The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the three and nine months ended September 30, 2023, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

The analysis that follows presents, as of September 30, 2023 and December 31, 2022, the estimated EVE at both the Pre-Shock Scenario and the -100 Basis Point, +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios.

	September 30, 2023			December 31, 2022
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$1,396,425	$63,878	4.8%	$1,717,562	$78,373	4.8%
+ 100 Basis Points	1,375,112	42,565	3.2%	1,703,131	63,942	3.9%
Pre-Shock Scenario	1,332,547	—	—	1,639,189	—	—
- 100 Basis Points	1,276,270	(56,277)	(4.2)%	1,515,010	(124,179)	(7.6)%

The Company’s Pre-Shock Scenario EVE decreased from $1.64 billion at December 31, 2022 to $1.33 billion at September 30, 2023. The primary factors contributing to the decline in EVE include a shift in the deposit mix, coupled with an increase in the cost of the Bank’s interest-bearing non-maturity deposits. Further influencing the change in EVE was a decline in the relative value of the Bank’s loan portfolio as market interest rates have increased more than the overall portfolio yield.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios decreased from $1.70 billion and $1.72 billion, respectively, at December 31, 2022, to $1.38 billion and $1.40 billion, respectively, at September 30, 2023. In the -100 Basis Point Rate Shock Scenario the Company’s EVE decreased from $1.52 billion at December 31, 2022, to $1.28 billion at September 30, 2023.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates over a 12-month period beginning September 30, 2023, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	(3.8)%	(2.8)%
+ 100 Basis Points	(2.1)%	(1.7)%
- 100 Basis Points	2.0%	0.9%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates. The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios.

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	(3.7)%	(0.3)%
+ 100 Basis Points	(2.0)%	(0.3)%
- 100 Basis Points	1.5%	(0.6)%

iIte

Item 4.Controls and Procedures

Management of the Company, with the participation of its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness, as of September 30, 2023, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company was not involved in any actions or proceedings that were likely to have a material adverse impact on its financial condition and results of operations as of September 30, 2023.

Item 1A.Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2022, and Part II, Item 1A “Risk Factors” in our subsequent Quarterly Reports on Form 10-Q, each as filed with the Securities and Exchange Commission.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.
(b)	Not applicable.

(c)

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Programs (1)
July 2023	—	$—	—	1,566,947
August 2023	—	—	—	1,566,947
September 2023	—	—	—	1,566,947
(1)	In May 2022, we announced the adoption of a new stock repurchase program of up to 1,948,314 shares, upon the completion of our existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of September 30, 2023, there were 1,566,947 shares remaining to be purchased in the program.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

During the three months ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6.Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 2, 2021 (File No. 001-34096))
3.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed August 2, 2023 (File No. 001-34096))
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
10.1

Agreement and General Release, dated July 27, 2023, by and among Dime Community Bancshares, Inc., Dime Community Bank and Kevin M. O’Connor (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 2, 2023 (File No. 001-34096))

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101

The following financial statements from Dime Community Bancshares, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2023, filed on November 2, 2023, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2023 and 2022, (iv) Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

Dime Community Bancshares, Inc.

Dated: November 2, 2023	By:	/s/ STUART H. LUBOW
Stuart H. Lubow
President and Chief Executive Officer

Dated: November 2, 2023	By:	/s/ AVINASH REDDY
Avinash Reddy
Senior Executive Vice President and Chief Financial Officer