Form 10-K
period 2023-12-31
Dime Community Bancshares, Inc. /NY/
filed 2024-02-22
CIK 846617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $610.4 million based upon the $17.63 closing price on the NASDAQ National Market for a share of the registrant’s common stock on June 30, 2023.

The registrant had 38,826,981 shares of common stock, $0.01 par value, outstanding as of February 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 23, 2024 and any adjournment thereof, are incorporated by reference in Part III.

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. together with its direct and indirect subsidiaries, (the “Company”) in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on such statements. These factors include, without limitation, the following:

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

PART I

Item 1. Business

General

Dime Community Bancshares, Inc. (the “Company”) is a bank holding company engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank (the “Bank”). The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations include Dime Community Inc., a real estate investment trust subsidiary, and Dime Abstract LLC (“Dime Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services.

For over a century, we have maintained our focus on building customer relationships in our market area. Our mission is to grow through the provision of exceptional service to our customers, our employees, and the community. We strive to achieve excellence in financial performance and build long-term shareholder value. We engage in providing full service commercial and consumer banking services, including accepting time, savings and demand deposits from the businesses, consumers, and local municipalities in our market area. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate loans (“CRE”); (2) multi-family mortgage loans; (3) residential mortgage loans; (4) secured and unsecured commercial and consumer loans; (5) home equity loans; (6) construction and land loans; (7) Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“Fannie Mae”), Government National Mortgage Association (“Ginnie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) U.S. Treasury securities; (9) New York State and local municipal obligations; (10) U.S. government-sponsored enterprise (“U.S. GSE”) securities; and (11) corporate bonds. We also offer the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, providing multi-millions of dollars of Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits to our customers. In addition, we offer merchant credit and debit card processing, automated teller machines, cash management services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, and individual retirement accounts as well as investment services through Dime Financial Services LLC, which offers a full range of investment products and services through a third-party broker dealer. Through its title insurance subsidiary, the Bank acts as a broker for title insurance services. Our customer base is comprised principally of small and medium sized businesses, municipal relationships and consumer relationships.

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

As of December 31, 2023, we operated 60 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, Staten Island, and the Bronx.

Human Capital Resources

Demographics and Culture

As of December 31, 2023, we employed 851 full-time equivalent employees. Our employees are not represented by a collective bargaining agreement. Our culture in the workplace encourages employees to care about each other, the communities they serve, and the work they do. We believe strong community ties, customer focus, accountability, and development of the communities in which we operate will have a favorable long-term impact on our business performance. Our employees are passionate and empowered to build relationships and provide customized banking solutions to the communities we serve. We believe in hiring well-qualified people from a wide range of backgrounds who align to values like integrity, innovation, and teamwork. As an equal opportunity employer, our decisions to select and promote employees are unbiased as we seek to build a diverse and inclusive team of employees.

Labor Policies and Benefits

We offer our employees a comprehensive benefits package that will support, maintain, and protect their physical, mental, and financial health. We sponsor various wellness programs that promote the health and wellness of our employees.

Training, Development and Retention

We are committed to retaining employees by being competitive in providing cash and non-cash rewards, benefits, recognition, and professional development opportunities. We offer an 8-week summer internship program through local colleges that provide students with valuable experience in the professional fields they are considering career paths. It also provides a post-graduation pipeline of future employees. In addition, we maintain equity incentive plans under which we may issue shares of our common stock. Refer to Note 20. “Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details of our equity incentive plans. We promote career development and continuing education by offering internal training programs and tuition reimbursement for programs that develop skills related to our business.

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

Taxation

The Holding Company, the Bank and its subsidiaries, report their income on a consolidated basis using the accrual method of accounting and are subject to federal taxation as well as income tax of the State and City of New York, and the State of New Jersey. In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses realized by banks from the sale of available-for-sale securities are generally treated as ordinary income, rather than capital gains or losses. The taxation of net income is similar to federal taxable income subject to certain modifications.

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

Loans and Investments

The powers of a New York commercial bank (which include, for this purpose, trust companies such as the Bank) are established by New York law and applicable federal law. New York commercial banks have authority to originate and purchase any type of loan, including commercial, commercial real estate, residential mortgage, and consumer loans. Aggregate loans by a state commercial bank to any single borrower or group of related borrowers are generally limited to 15% of the Bank’s capital and surplus, plus an additional 10% if secured by specified readily marketable collateral.

Federal and state law and regulations limit the Bank’s investment authority. Generally, a state member bank is prohibited from investing in corporate equity securities for its own account other than the equity securities of companies through which the bank conducts its business. Under federal and state regulations, a New York state member bank may invest in investment securities for its own account up to a specified limit depending upon the type of security. “Investment Securities” are generally defined as marketable obligations that are investment grade and not predominantly speculative in nature. Applicable regulations classify investment securities into five different types and, depending on its type, a state member bank may have the authority to deal in and underwrite the security. New York state member banks may also purchase certain non-investment securities that can be reclassified and underwritten as loans.

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

Federal Deposit Insurance

The Bank is a member of the DIF, which is administered by the FDIC. Our deposit accounts are insured by the FDIC. The deposit insurance available on all deposit accounts is $250,000.

The FDIC assesses insured depository institutions to maintain the DIF. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments.  Assessments for institutions with $10 billion or more of assets are primarily based on a scorecard approach by the FDIC, including factors such as examination ratings, financial measures, and modeling measuring the institution’s ability to withstand asset-related and funding-related stress and potential loss to the DIF in the event of the institution’s failure. The assessment range (inclusive of possible adjustments specified by the regulations) for institutions with total assets of more than $10 billion is 2.5 to 42 basis points, effective January 1, 2023.  In 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with the closures of Silicon Valley Bank and Signature Bank.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or condition imposed by the FDIC. The Company does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Capitalization

Federal regulations require FDIC insured depository institutions, including state member banks, to meet several minimum capital standards:  a common equity tier 1 capital to risk-based assets ratio of 4.5%, a tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a tier 1 capital to total assets leverage ratio of 4.0%. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Common equity tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity tier 1 and additional tier 1 capital. Additional tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes tier 1 capital (common equity tier 1 capital plus additional tier 1 capital) and tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock, mandatory convertible securities, and subordinated debt. Also included in tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank has exercised this opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to-four family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

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

Prompt Corrective Action

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The FRB may order member banks which have insufficient capital to take corrective actions. For example, a bank which is categorized as “undercapitalized” would be subject to other growth limitations, would be required to submit a capital restoration plan, and a holding company that controls such a bank would be required to guarantee that the bank complies with the capital restoration plan. A “significantly undercapitalized” bank would be subject to additional restrictions. Member banks deemed by the FRB to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

The final rule that increased regulatory capital standards adjusted the prompt corrective action tiers as of January 1, 2015. The various categories were revised to incorporate the new common equity tier 1 capital requirement, the increase in the tier 1 to risk-based assets requirement and other changes. Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized”: (1) a common equity tier 1 risk-based capital ratio of 6.5% (new standard); (2) a tier 1 risk-based capital ratio of 8.0% (increased from 6.0%); (3) a total risk-based capital ratio of 10.0% (unchanged); and (4) a tier 1 leverage ratio of 5.0% (unchanged).

Dividends

Under federal law and applicable regulations, a New York state member bank may generally declare a dividend, without prior regulatory approval, in an amount equal to its year-to-date retained net income plus the prior two years’ retained net income that is still available for dividend. Dividends exceeding those amounts require application to and approval by the NYSDFS and FRB.  In addition, a member bank may be limited in paying cash dividends if it does not maintain the capital conservation buffer described previously under “—Capitalization.”

Liquidity

Pursuant to federal regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation.

Branching

Subject to certain limitations, with approval of the FRB, New York state-chartered banks and trust companies can open their initial branches in other states by establishing a de novo branch at any location at which a bank chartered by that state could also establish a branch.  Federal law also permits an interstate merger transaction involving the acquisition of a branch without the acquisition of the bank only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank in such state without acquiring the bank.

Acquisitions

Under the Federal Bank Merger Act, prior approval of the FRB is required for the Bank to merge with or purchase the assets or assume the deposits of another insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, the FRB will consider, among other factors, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA (see “Community Reinvestment”) and its compliance with fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities.

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

The Bank is additionally subject to regulatory guidelines establishing standards for safeguarding customer information. The guidelines describe the federal banking agencies’ expectations for the creation, implementation and maintenance of an information security program, including administrative, technical and physical safeguards appropriate for the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, and protect against anticipated threats or hazards to the security or integrity of such records and unauthorized access to or use of such records or information that could result in substantial customer harm or inconvenience.

Federal law additionally permits each state to enact legislation that is more protective of consumers’ personal information. There are periodically privacy bills considered by the New York legislature. Management of the Company cannot predict the impact, if any, of these bills if enacted.

Cybersecurity more broadly has become a focus of federal and state banking agencies, including during the regulators’ examinations.  In March 2017, the NYSDFS issued regulations requiring financial institutions regulated by the NYSDFS, including the Bank, to, among other things, (i) establish and maintain a cyber security program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cyber security policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer.  In November 2023, NYSDFS amended these regulations to include heightened governance requirements and an expansion of the breadth and depth of required policies and procedures, among other things.

Transactions with Affiliates and Insiders

Sections 23A and 23B of the Federal Reserve Act govern transactions between a member bank and its affiliates, which includes the Company. The FRB has adopted Regulation W, which comprehensively implements and interprets Sections 23A and 23B, and codifies prior FRB interpretations under those sections.

An affiliate of a bank includes, among other things, any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution or a “financial subsidiary” under federal law is generally not treated as an affiliate of the bank for the purposes of Sections 23A and 23B and Regulation W; however, the FRB has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Section 23A and Regulation W limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23A and Regulation W also require that all “covered transactions” be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, under Section 23B and Regulation W, bank transactions with affiliates, including “covered transactions,” sales of assets, and the furnishing of services,  must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with or involving a non-affiliate.

A bank’s loans to its affiliates executive officers, directors, any owner of more than 10% of its stock (each, an insider) and entities controlled by such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O implemented thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus, and in no event can be more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of repayment or present other unfavorable features. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

Examinations and Assessments

The Bank is required to file periodic reports with and is subject to periodic examination by the NYSDFS and the FRB. Applicable laws and regulations generally require periodic on-site examinations and annual audits by independent public accountants for all insured institutions. The Bank is required to pay an annual assessment to the NYSDFS to fund its supervision.

Federal law provides that institutions with more than $10 billion in total assets, such as the Bank, are examined by the Consumer Financial Protection Bureau (“CFPB”) as to compliance with certain federal consumer protection and fair lending laws and regulations.

Community Reinvestment Act

Under the federal Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FRB, in connection with its examination of the Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or mergers) proposals and may be the basis for approving, denying or conditioning the approval of an application. On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations.  Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. As of the date of its most recent CRA examination, which was conducted by the Federal Reserve Bank of New York and the NYSDFS, the Bank’s CRA performance was rated “Outstanding”.

New York law imposes a similar obligation on the Bank to serve the credit needs of its community. New York law contains its own community invested-related provisions, which are substantially similar to federal law.

The Bank Secrecy Act and USA PATRIOT Act

The Bank Secrecy Act (“BSA”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) require the Bank to implement a compliance program to detect and prevent money laundering, terrorist financing, and crime. Together, the BSA and USA PATRIOT Act require the Bank to implement internal controls, conduct customer due diligence, maintain records, and file reports.  The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application. Accordingly, if the Bank engages in a merger or other acquisition, its controls designed to combat money laundering would be considered as part of the application process. The Bank has established policies, procedures and systems designed to comply with the BSA, USA PATRIOT Act, and regulations implemented thereunder.

Dime Community Bancshares, Inc.

The Company, as a bank holding company controlling the Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the FRB under the BHCA applicable to bank holding companies. We are required to file reports with, and otherwise comply with the rules and regulations of the FRB.

The FRB previously adopted consolidated capital adequacy guidelines for bank holding companies structured similarly, but not identically, to those applicable to the Bank. The Dodd-Frank Act directed the FRB to issue consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The FRB subsequently issued regulations amending its regulatory capital requirements to implement the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer was phased-in between 2016 and 2019. The Company met all capital adequacy requirements under the FRB’s capital rules on December 31, 2023.

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

As a bank holding company, we are required to obtain the prior approval of the FRB to acquire more than 5% of a class of voting securities of any additional bank or bank holding company or to acquire all, or substantially all, the assets of any additional bank or bank holding company. In addition, bank holding companies may generally only engage in activities that are closely related to banking as determined by the FRB. Bank holding companies that meet certain criteria may opt to become a financial holding company and thereby engage in a broader array of financial activities. The Company has elected not to become a financial holding company.

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

The NYSDFS and FRB have extensive enforcement authority over the institutions and holding companies that they regulate to prohibit or correct activities that violate law, regulation or written agreements with the agencies or which are deemed to be unsafe or unsound banking practices. Enforcement actions may include: the appointment of a conservator or receiver for an institution; the issuance of a cease and desist order; the termination of deposit insurance; the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties; the issuance of directives to increase capital; the issuance of formal and informal agreements; the removal of or restrictions on directors, officers, employees and institution-affiliated parties; and the enforcement of any such mechanisms through restraining orders or other court actions. Any change in applicable New York or federal laws and regulations could have a material adverse impact on us and our operations and stockholders.

We file certain reports with the Securities and Exchange Commission (“SEC”) under the federal securities laws. Our operations are also subject to extensive regulation by other federal, state and local governmental authorities and the Company is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. We believe that we are in substantial compliance, in all material respects, with applicable federal, state and local laws, rules and regulations. Because our business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There can be no assurance that laws, rules and regulations currently proposed, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

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

In 2006, the federal bank regulatory agencies (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied CRE loans, including loans secured by apartment buildings, investor CRE and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the CRE loan portfolio has increased by 50% or more during the preceding 36 months. The Consolidated Company’s non-owner occupied CRE level equaled 538% of total risk-based capital at December 31, 2023.

If our regulators were to impose restrictions on the amount of CRE loans we can hold in our portfolio, or require higher capital ratios as a result of the level of CRE loans held, our earnings would be adversely affected.

The performance of our multi-family real estate loans could be adversely impacted by regulation.

Multi-family real estate loans generally involve a greater risk than residential real estate loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Bank, and could impair the value of the security for the loan or the future cash flow of such properties. For example, on June 14, 2019, the State of New York enacted legislation increasing the restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (i) repealing the vacancy bonus and longevity bonus, which allowed a property owner to raise rents as much as 20% each time a rental unit became vacant, (ii) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal.  The legislation still permits a property owner to charge up to the full legal rent once the tenant vacates. As a result of this legislation as well as previously existing laws and regulations, it is possible that rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, maintenance, etc.). For example, the New York City Rent Guidelines Board established the maximum rent increase on certain apartments at 3.0% for a one-year lease beginning on or after October 1, 2023 and on or after September 30, 2024, while the overall inflation rate increased at a greater rate. In addition, overhead (including maintenance) expenses often increase significantly during inflationary periods. Finally, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the security for the loan may be impaired.

If we experience greater credit losses than anticipated, earnings may be adversely impacted.

As a lender, we are exposed to the risk that customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Additionally, at December 31, 2023, our portfolio of commercial and industrial loans, and owner-occupied commercial real estate loans, totaled $2.31 billion, or 21.4% of our total loan portfolio. We plan to continue to emphasize the origination of these types of loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to consumer loans or residential real estate loans. Hence, we may experience significant credit losses, which could have a material adverse effect on our operating results.

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

During 2022 and 2023, in response to accelerated inflation, the Federal Reserve implemented monetary tightening policies, resulting in significantly increased interest rates. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities, demand for loan products may decline, and borrower defaults on loan payments may increase.

A sustained decrease in market interest rates could also adversely affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates. Under those circumstances, we may not be able to reinvest those prepayments in assets earning interest rates as high as the rates on those prepaid loans or in investment securities.

Changes in interest rates also affect the fair value of the securities portfolio. Generally, the fair value of securities moves inversely with changes in interest rates. As of December 31, 2023, the carrying value of the securities portfolio totaled $1.48 billion.

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

The Bank has in the past and may in the future establish new branch offices. We cannot be certain that the opening of new branches will be accretive to earnings or that it will be accretive to earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate income sufficient to cover its operating expenses. Difficulties we experience in opening new branches may have a material adverse effect on our financial condition and results of operations.

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

Operational Risk Factors

A lack of liquidity could adversely affect the Company’s financial condition and results of operations.

Liquidity is essential to our business. The Company relies on its ability to generate deposits and effectively manage the repayment of its liabilities to ensure that there is adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is its deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk adjusted return, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the Federal Reserve or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and/or loans, brokered deposits, borrowings from the FHLB and/or FRB discount window, and unsecured borrowings. The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Company’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Company or the financial sector in general. Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, declines in housing and real estate valuations, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation; changes in market interest rates; geopolitical conflicts; natural disasters; or a combination of these or other factors.

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

Information technology systems are critical to our business. We collect, process and store sensitive customer data by utilizing computer systems and telecommunications networks operated by us and third-party service providers. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur. Although we take numerous protective measures and otherwise endeavor to protect and maintain the privacy and security of confidential data, these systems may be vulnerable to unauthorized access, computer viruses, other malicious code, cyberattacks, including distributed denial of service attacks, hacking, social engineering and phishing attacks, cyber-theft and other events that could have a security impact. Cyber threats are rapidly evolving, and we may not be able to anticipate or prevent all such attacks. If one or more of such events were to occur, this potentially could jeopardize confidential and other information processed and stored in, and transmitted through, our systems or otherwise cause interruptions or malfunctions in our operations or our customers' operations.

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

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business subject us to additional regulatory scrutiny, and expose us to litigation and possible financial liability. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully covered by our insurance. Any of these events could have a material adverse effect on our financial condition and results of operations.

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

Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics like COVID-19, cyberattacks or campaigns, military conflict, terrorism or other geopolitical events. Global market fluctuations may affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Overview

●	Dime Community Bank (“Dime”, “the Bank”) maintains comprehensive information technology and cybersecurity programs which encompass policies, procedures, assessments, monitoring, response plans, and testing to ensure technical, administrative, and physical controls are effective.
●	Dime’s Cybersecurity Incident Response and Business Continuity Programs are inclusive of cyber resiliency, business continuity and disaster recovery strategies to help mitigate the impact of a cybersecurity incident across all business lines.

Management Role and Board Oversight.

●	The cybersecurity program is overseen by the Chief Information Security Officer (“CISO”) reporting into the Chief Risk Officer (“CRO”), the Enterprise Risk Management Committee, which consists of the CEO, CFO, and CTO among others, and the Enterprise Risk Committee of the Board of Directors, which consists of three independent directors. Our Board of Directors includes members who have expertise in cybersecurity, data privacy law, fraud and risk management. Cybersecurity risks are primarily assessed, monitored, and remediated by the CISO, who has extensive experience in the Information Technology and cybersecurity fields and maintains advanced cybersecurity centric certifications. The CISO’s extensive knowledge and experience in the cybersecurity field are critical to executing our cybersecurity program. Our CISO oversees proactive initiatives, remediation plans of known risks, compliance with regulations and standards, and Disaster Recovery, Business Continuity, and Incident Response efforts. Additionally, the Bank’s Risk Management function is led by the CRO, who has extensive experience in risk management and audit. The cybersecurity program includes a cross-sectional team of internal and external Information Security professionals, all of which are provided with relevant training and are required to maintain industry accredited certifications. Our Incident Response Team is chaired by our CISO and is comprised of executive management and designated managers throughout the organization. The purpose of the Incident Response Plan is to manage Information Security, and related incidents, efficiently and effectively to minimize loss and destruction, mitigate weaknesses, restore services, and notify customers, as required by state law, comply with regulatory requirements, and any third-party contractual obligations.

~~●~~	The CISO and CRO play a pivotal role in informing the Board of all cybersecurity risks. These positions provide comprehensive updates to the Enterprise Risk Committee of the Board, at least quarterly. The briefings combine a range of updates, including the cybersecurity program, emerging risks, status of operational changes, status of regulatory compliance, and risk reporting.

Managing Material Risks & Integrated Overall Risk Management

●	The Bank maintains documented processes, procedures, and controls for assessing, identifying, and managing material risks from cybersecurity threats. Cybersecurity threats are identified utilizing risk assessments, detection tools, information gathering and performing internal, external, and third-party contracted security assessments.

Cybersecurity Threats

●	To assess and manage cybersecurity threats from material risks, Dime maintains an Incident Response Team comprised of members from the major business areas in the Bank to ensure appropriate subject matter experts are represented. All cybersecurity events include a determination of whether the incident has materially affected or is reasonably likely to materially affect the Bank’s business strategy, results of operations, or financial condition by following implemented processes.

●	Dime has not identified any cybersecurity threats that have materially affected operations or financial position.

Oversee Third-Party Risk

~~●~~	Dime has processes to oversee and identify material risks from reported cybersecurity threats from any third-party service providers or vendors. The Bank’s Third-Party Risk Management Program requires an initial due diligence, on-going monitoring, and annual recertification of third-party cybersecurity controls.

Cybersecurity Risks

~~●~~	Dime considers Cybersecurity Risks as part of our strategic planning process. Management and the Board of Directors acknowledge that technology systems, managed both by Dime and third-party service providers, are critical to business operations and therefore require appropriate risk management.

Engagement With Third-Parties on Risk Management

●	Cybersecurity is part of Dime’s overall risk management program, which is supported through the use of consultants, auditors and other third-parties who assist with reviewing and validating the effectiveness of cybersecurity controls. Internal Audit actively participates and engages with those managing the cybersecurity program to validate the effectiveness of implemented safeguards. External audit results are reviewed and reported on in our annual filing. Additionally, Dime is a regulated entity and undergoes regulatory reviews to ensure the Bank remains in compliance with all appropriate standards.

Item 2. Properties

The Company’s corporate headquarters is located at 898 Veterans Memorial Highway in Hauppauge, New York. The Bank’s main office is located at 2200 Montauk Highway in Bridgehampton, New York.

As of December 31, 2023, we operated 60 branch locations throughout Greater Long Island and Manhattan, of which 45 were leased and 15 were owned.

For additional information on our premises and equipment, see Note 7. “Premises and Fixed Assets, net and Premises Held for Sale” in the Notes to the Consolidated Financial Statements.

Item 3. Legal Proceedings

In the ordinary course of business, the Holding Company and the Bank are routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages against the Holding Company or the Bank. In the opinion of management, as of December 31, 2023, neither the Holding Company nor the Bank were involved in any actions or proceedings that were likely to have a material adverse impact on the Company’s consolidated financial condition and results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ® Stock Market under the symbol “DCOM”. Prior to the Merger, our common shares were traded under the symbol “BDGE”. At February 15, 2024, we had approximately 1,117 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

DCOM Performance Graph

Pursuant to the regulations of the SEC, the graph below compares our performance with that of the total return for the NASDAQ® Composite Index and the S&P SmallCap 600 Banks Index from December 31, 2018 through December 31, 2023. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below. The following performance graph reflects the performance of BDGE prior to the Merger.

Total Return Performance
Dime Community Bancshares, Inc.
NASDAQ Composite Index
S&P SmallCap 600 Banks Index
Index Value
300
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Year Ended December 31,
Index	2018	2019	2020	2021	2022	2023
Dime Community Bancshares, Inc.	100.00	135.73	102.50	153.01	142.61	126.19
S&P SmallCap 600 Banks Index	100.00	122.85	109.63	147.16	132.62	132.66
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17

Issuer Purchases of Equity Securities

In May 2022, we announced the adoption of a new stock repurchase program of up to 1,948,314 shares, upon the completion of our existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of December 31, 2023, there were 1,566,947 shares remaining to be purchased in the program. There were no repurchases of common stock during the quarter ended December 31, 2023. During the year ended December 31, 2023, the Company repurchased 36,813 shares of common stock, at an average cost of $25.98.

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

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with Generally Accepted Accounting Principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or the results of the operations of the Registrant. Note 1 Summary of Significant Accounting Policies (page 51), to the Company’s Audited Consolidated Financial Statement for the year ended December 31, 2023 contains a summary of significant accounting policies. These accounting policies may require various levels of subjectivity, estimates or judgment by management. Policies with respect to the methodologies it uses to determine the allowance for credit losses on loans held for investment and fair value of loans acquired in a business combinations are critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations. These critical accounting estimates involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company’s consolidated results of operations or financial condition.

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

Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In determining the allowance for credit losses for loans that share similar risk characteristics, the Company utilizes a model which compares the amortized cost basis of the loan to the net present value of expected cash flows to be collected. Expected credit losses are determined by aggregating the individual cash flows and calculating a loss percentage by loan segment, or pool, for loans that share similar risk characteristics. For a loan that does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. Within the model, assumptions are made in the determination of probability of default, loss given default, reasonable and supportable economic forecasts, prepayment rate, curtailment rate, and recovery lag periods. Management assesses the sensitivity of key assumptions at least annually by stressing the assumptions to understand the impact on the model. At June 30, 2023, if the four-quarter national unemployment rate forecast had increased 100 basis points our quantitative ACL reserve would have increased 10.5%. Changes in quantitative inputs may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.

Statistical regression is utilized to relate historical macro-economic variables to historical credit loss experience of a peer group of banks that operate in and around Dime’s footprint. These models are then utilized to forecast future expected loan losses based on expected future behavior of the same macro-economic variables. Adjustments to the quantitative results are made using qualitative factors, which are subjective and require significant management judgment. These factors include: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due loans; (6) the quality of our loan review system; (7) the value of underlying collateral for collateralized loans; (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

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

Comparison of Operating Results For The Years Ended December 31, 2023, 2022 and 2021

The Company’s results of operations for the year ended December 31, 2021, include income for the eleven months following the Merger and the results of Legacy Dime for the month ended January 31, 2021. The Company’s historical operating results as of and for periods before February 1, 2021, as presented and discussed in this Annual Report on Form 10-K, do not include the historical results of Bridge.

General.  Net income was $96.1 million in 2023, compared to $152.6 million in 2022, and $104.0 million in 2021.  During 2023, net interest income decreased by $63.3 million, non-interest expense increased by $12.4 million and non-interest income decreased by $2.0 million, partially offset by a decrease of $18.6 million in income tax expense and a decrease of $2.6 million in provision for credit losses. During 2022, net interest income increased by $22.3 million, provision for credit losses decreased by $0.8 million, and non-interest expense decreased by $44.6 million, partially offset by a non-interest income decrease of $3.9 million and an income tax expense increase of $15.2 million. During 2021, net interest income increased by $179.9 million, provision for credit losses decreased by $20.0 million and non-interest income increased $20.8 million, partially offset by a non-interest expense increase of $127.5 million and an income tax expense increase of $31.5 million.

The discussion of net interest income for the years ended December 31, 2023, 2022, and 2021 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from Federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Loan fees included in interest income were $1.5 million in 2023, $3.1 million in 2022, and $12.5 million in 2021. The decrease in loan fees in 2023 was primarily due to a decline in loan prepayment fees. There are no out-of-period adjustments included in the rate/volume analysis in the following table.

Average Balance Sheets

	Year Ended December 31,
	2023			2022			2021
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Real estate loans (1) (4)	$9,708,119	$473,425	4.88%	$8,798,852	$354,418	4.03%	$7,969,344	$298,682	3.75%
Commercial and industrial loans ("C&I") (1)	1,049,965	80,670	7.68	937,542	51,556	5.50	1,494,970	58,909	3.94
Other loans (1)	6,514	393	6.03	11,493	627	5.46	19,891	1,425	7.16
Securities	1,640,066	32,179	1.96	1,687,835	29,224	1.73	1,295,439	22,634	1.75
Other short-term investments	442,574	22,693	5.13	248,779	3,400	1.37	574,467	2,976	0.52
Total interest-earning assets	12,847,238	609,360	4.74	11,684,501	439,225	3.76	11,354,111	384,626	3.39
Non-interest earning assets	777,977			782,261			758,689
Total assets	$13,625,215			$12,466,762			$12,112,800

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking	$775,904	$8,562	1.10%	$851,931	$3,115	0.37%	$924,122	$1,655	0.18%
Money market	2,882,859	83,950	2.91	2,971,312	10,879	0.37	3,491,870	6,521	0.19
Savings	2,311,275	73,270	3.17	1,815,198	15,906	0.88	1,142,111	697	0.06
Certificates of deposit ("CDs")	1,444,554	53,263	3.69	926,837	8,533	0.92	1,247,425	7,654	0.61
Total interest-bearing deposits	7,414,592	219,045	2.95	6,565,278	38,433	0.59	6,805,528	16,527	0.24
FHLBNY advances	1,251,871	56,140	4.48	252,838	7,062	2.79	259,203	1,963	0.76
Subordinated debt, net	200,243	10,212	5.10	217,753	10,616	4.88	190,128	8,523	4.48
Other short-term borrowings	3,150	120	3.81	56,030	1,439	2.57	6,282	4	0.06
Total borrowings	1,455,264	66,472	4.57	526,621	19,117	3.63	455,613	10,490	2.30
Derivative cash collateral	143,735	7,272	5.06	97,225	1,812	1.86	1,982	—	—
Total interest-bearing liabilities	9,013,591	292,789	3.25	7,189,124	59,362	0.83	7,263,123	27,017	0.37
Non-interest-bearing checking	3,126,575			3,890,642			3,513,354
Other non-interest-bearing liabilities	270,033			218,194			175,075
Total liabilities	12,410,199			11,297,960			10,951,552
Stockholders' equity	1,215,016			1,168,802			1,161,248
Total liabilities and stockholders' equity	$13,625,215			$12,466,762			$12,112,800
Net interest income		$316,571			$379,863			$357,609
Net interest spread (2)			1.49%			2.93%			3.02%
Net interest-earning assets	$3,833,647			$4,495,377			$4,090,988
Net interest margin (3)			2.46%			3.25%			3.15%
Ratio of interest-earning assets to interest-bearing liabilities			142.53%			162.53%			156.33%
Deposits (including non-interest-bearing checking accounts)	$10,541,167	$219,045	2.08%	$10,455,920	$38,433	0.37%	$10,318,882	$16,527	0.16%
(1)	Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.
(4)	At December 31, 2023, the loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged one-to-four family residential mortgage loans, multifamily residential mortgage loans and CRE loans.

Rate/Volume Analysis

	Year Ended December 31,
	2023 over 2022			2022 over 2021
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Real estate loans (1)	$40,430	$78,577	$119,007	$32,265	$23,471	$55,736
C&I (1)	7,429	21,685	29,114	(26,319)	18,966	(7,353)
Other loans (1)	(286)	52	(234)	(531)	(267)	(798)
Securities	(877)	3,832	2,955	6,858	(268)	6,590
Other short-term investments	6,297	12,996	19,293	(3,077)	3,501	424
Total interest-earning assets	52,993	117,142	170,135	9,196	45,403	54,599
Interest-bearing liabilities:
Interest-bearing checking	(527)	5,974	5,447	(213)	1,673	1,460
Money market	(1,364)	74,435	73,071	(1,458)	5,816	4,358
Savings	10,080	47,284	57,364	3,124	12,085	15,209
CDs	11,910	32,820	44,730	(2,472)	3,351	879
FHLBNY advances	36,339	12,739	49,078	(106)	5,205	5,099
Subordinated debt, net	(869)	465	(404)	1,285	808	2,093
Other short-term borrowings	(1,687)	368	(1,319)	654	781	1,435
Derivative cash collateral	1,607	3,853	5,460	888	924	1,812
Total interest-bearing liabilities	55,489	177,938	233,427	1,702	30,643	32,345
Net change in net interest income	$(2,496)	$(60,796)	$(63,292)	$7,494	$14,760	$22,254
(1)	Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

Net Interest Income.  Net interest income was $316.6 million in 2023, $379.9 million in 2022, and $357.6 million in 2021. Average interest-earning assets were $12.85 billion in 2023, $11.68 billion in 2022 and $11.35 billion in 2021. Net interest margin was 2.46% in 2023, 3.25% in 2022, and 3.15% in 2021.

Interest Income.  Interest income was $609.4 million in 2023, $439.2 million in 2022, and $384.6 million in 2021. During 2023, interest income increased $170.2 million from 2022, primarily reflecting increases in interest income of $119.0 million on real estate loans, $29.1 million on C&I loans and $19.3 million on short-term investments. The increased interest income on real estate loans was primarily due to an 85-basis point increase in yield and an increase of $909.3 million in the average balances of such loans in the period. The increased interest income on C&I loans was primarily due to a 218-basis point increase in yield and an increase of $112.4 million in the average balances of such loans in the period. The increased interest income from short-term investments was primarily due to a 376-basis point increase in yield and an increase of $193.8 million in the average balances of such short-term investments in the period. Increased yields across interest-earning assets were a result of the rising interest rate environment. During 2022, interest income increased $54.6 million from 2021, primarily reflecting increases in interest income of $55.7 million on real estate loans and $6.6 million on securities. The increased interest income on real estate loans was primarily due to an increase of $829.5 million in the average balance of real estate loans and a 28-basis point increase in the yield of such loans. The increased interest income from securities was primarily due to an increase of $392.4 million in the average balance of securities, offset by a 2-basis point decrease in the yield of such securities.

Interest Expense.  Interest expense was $292.8 million in 2023, $59.4 million in 2022, and $27.0 million in 2021.  During 2023, interest expense increased $233.4 million from 2022, primarily reflecting increases in interest expense of $73.1 million on money market accounts, $57.4 million on savings accounts, $49.1 million on Federal Home Loan Bank of New York (“FHLBNY”) advances and $44.7 million on CDs. The increase in interest expense on money market accounts was primarily due to a 254-basis point increase in rates paid on money market accounts, offset by a decrease of $88.5 million in the average balances of such deposits in the period. The increase in interest expense on savings accounts was primarily due to a 229-basis point increase in rates paid on savings accounts and an increase of $496.1 million in the average balances of such deposits in the period. The increase in interest expense on CDs was primarily due to a 277-basis point increase in rates paid on CDs and an increase of $517.7 million in the average balances of such deposits in the period. The increase in interest expense on FHLBNY advances primarily reflects a $999.0 million increase in the average balance of FHLBNY advances and a 169-basis point increase in rates paid on such advances. During 2022, interest expense increased $32.3 million from 2021, primarily reflecting increases in interest expense of $15.2 million on savings accounts, $5.1 million on FHLBNY advances, and $4.4 million on money market accounts. The increase in interest expense on savings accounts was primarily due to an 82-basis point increase in yield on savings account and an increase of $673.1 million in the average balances of such deposits in the period. The increase in interest expense on FHLBNY advances was primarily due to a 203-basis point increase in rates paid on FHLBNY wholesale borrowings, partially offset by a $6.4 million decrease in the average balance of such borrowings. The increase in interest expense on money market accounts was primarily due to an 18-basis point increase in rates paid on money market accounts, partially offset by a $520.6 million decrease in the average balance of such accounts.

Provision for Credit Losses.  The Company recognized a provision for credit losses of $2.8 million in 2023, $5.4 million in 2022 and $6.2 million in 2021. The $2.8 million provision for credit losses recognized in 2023 was associated with increased provisioning for individually analyzed loans. The $5.4 million provision for credit losses recognized in 2022 was associated with growth in the loan portfolio and a deterioration of forecasted macroeconomic conditions, offset by a reduction in reserves on individually analyzed loans and unfunded commitments. The $6.2 million provision for credit losses recognized in 2021 included a provision recorded on acquired non-PCD loans for the Day 2 accounting of acquired loans from the Merger, offset by improvements in forecasted macroeconomic conditions, and releases of reserves on individually analyzed loans. The provision for credit losses recognized in 2023, 2022 and 2021 was calculated in accordance with the CECL Standard adopted by the Company on January 1, 2021.

Non-Interest Income. Non-interest income was $36.2 million in 2023, $38.2 million in 2022, and $42.1 million in 2021. During 2023, non-interest income decreased $2.0 million from 2022, primarily due to a decrease of $2.9 million from net gain on sale of securities and other assets, offset by a $3.4 million increase in loan level derivative income. During 2022, non-interest income decreased $3.9 million from 2021, due primarily to a decrease in gain on the sales of SBA PPP loans, and a decrease in gain on sale of residential loans and other non-interest income of $1.3 million each. Offsetting these declines was an increase in BOLI income of $3.3 million and no loss on termination of derivatives in 2022 (versus a $16.5 million loss on termination of derivatives in 2021).

Non-Interest Expense.  Non-interest expense was $213.1 million in 2023, $200.7 million in 2022, and $245.3 million in 2021. During 2023, non-interest expense increased $12.4 million from 2022, primarily due to a $6.9 million increase in severance expense, a $5.0 million increase in federal deposit insurance premiums (including $1.0 million of pre-tax expense related to the FDIC special assessment for the recovery of losses related to the closures of Silicon Valley Bank and Signature Bank), partially offset by a $2.7 million decrease in salaries and employee benefits. During 2022, non-interest expense decreased $44.6 million from 2021, primarily due to not recognizing any merger expenses and transaction costs and branch restructuring costs in 2022 (versus $44.8 million in merger expenses and transaction costs and $5.1 million of branch restructuring costs in 2021). These declines were offset by an increase of $11.8 million in salaries and employee benefits expenses.

Non-interest expense was 1.56%, 1.61%, and 2.03% of average assets during 2023, 2022, and 2021, respectively.

Income Tax Expense.   Income tax expense was $40.8 million in 2023, $59.4 million in 2022, and $44.2 million in 2021. Income tax expense decreased $18.6 million during 2023 compared to 2022, primarily as a result of $75.0 million of lower pre-tax income during 2023. Income tax expense increased $15.2 million during 2022 compared to 2021, primarily as a result of $63.7 million of higher pre-tax income during 2022.

The Company’s consolidated tax rate was 29.8%, 28.0% and 29.8% in 2023, 2022, and 2021, respectively.

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Assets. Assets totaled $13.64 billion at December 31, 2023, $446.1 million above their level at December 31, 2022, primarily due to an increase in cash and due from banks of $288.3 million, an increase in the loan portfolio of $218.4 million, partially offset by a decrease in total securities of $55.5 million, and a decrease in derivative assets of $32.4 million.

Total net loans held for investment increased $218.4 million during the year ended December 31, 2023, to $10.70 billion at period end. During the period, the Bank had originations of $997.8 million.

Total securities decreased $55.5 million during the year ended December 31, 2023, to $1.48 billion at period end, primarily due to proceeds from principal payments, calls, maturities and sales of $177.8 million offset in part by purchases of $114.4 million and a decrease in unrealized losses of $11.8 million. There were no transfers to or from securities held-to-maturity for the year ended ended December 31, 2023.

Liabilities. Total liabilities increased $389.4 million during the year ended December 31, 2023, to $12.41 billion at period end, primarily due to an increase of $276.2 in deposits, an increase of $182.0 million in FHLBNY advances, partially offset by a decrease of $44.9 million in derivative cash collateral and a decrease of $16.1 million in derivative liabilities. We maintained a higher level of borrowings to support loan growth.

Stockholders’ Equity. Stockholders’ equity increased $56.6 million during the year ended December 31, 2023 to $1.23 billion at period end, primarily due to net income for the period of $96.1 million, a decrease in accumulated other comprehensive loss of $2.8 million, offset in part by common stock dividends of $38.6 million, preferred stock dividends of $7.3 million and repurchases of shares of common stock of $947 thousand.

Loan Portfolio Composition

The following table presents an analysis of outstanding loans by loan type, excluding loans held for sale, net of unearned discounts and premiums and deferred origination fees and costs, at the dates presented:

	December 31,
(In thousands)	2023		2022		2021
One-to-four family, including condominium and cooperative apartment	$887,555	8.2%	$773,321	7.3%	$669,282	7.2%
Multifamily residential and residential mixed-use	4,017,176	37.3	4,026,826	38.1	3,356,346	36.3
CRE	4,620,900	42.9	4,457,630	42.2	3,945,948	42.7
Acquisition, development, and construction ("ADC")	168,513	1.6	229,663	2.2	322,628	3.5
Total real estate loans	9,694,144	90.0	9,487,440	89.8	8,294,204	89.7
C&I loans	1,066,938	9.9	1,071,712	10.1	933,559	10.1
Other loans	5,755	0.1	7,679	0.1	16,898	0.2
Total	10,766,837	100.0%	10,566,831	100.0%	9,244,661	100.0%
Fair value hedge basis point adjustments (1)	6,591		—		—
Total loans, net of fair value hedge basis point adjustments	10,773,428		10,566,831		9,244,661
Allowance for credit losses	(71,743)		(83,507)		(83,853)
Loans held for investment, net	$10,701,685		$10,483,324		$9,160,808
(1)	At December 31, 2023, the loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged one-to-four family residential mortgage loans, multifamily residential mortgage loans and CRE loans.

During the year ended December 31, 2023, our real estate loans increased $206.7 million and our C&I loans decreased $4.7 million.

Loan Purchases, Sales and Servicing

In the event that the Bank were to sell loans in the secondary market or through securitization, it generally retains servicing rights on the loans sold. Servicing fees are typically derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans at the time of sale. At December 31, 2023 and 2022, the Bank had recorded servicing right assets ("SRAs") of $2.9 million and $3.1 million, respectively, associated with the sale of loans to third-party institutions in which the Bank retained the servicing of the loan. The Bank outsources the servicing of a portion of our one-to-four family mortgage loan portfolio to an unrelated third-party under a sub-servicing agreement. Fees paid under the sub-servicing agreement are reported as a component of other non-interest expense in the consolidated statements of operations.

Loan Maturity and Repricing

As of December 31, 2023, $8.84 billion, or 82.1% of the loan portfolio was scheduled to mature or reprice within five years.

The following table distributes our loans held for investment portfolio at December 31, 2023 by the earlier of the maturity or next repricing date. ARMs are included in the period during which their interest rates are next scheduled to adjust. The table does not include scheduled principal amortization.

	Less than
(In thousands)	1 year	1 to 5 years	5 to 15 years	Over 15 years	Total
One-to-four family residential and cooperative/condominium apartment	$99,518	$351,192	$356,680	$80,165	$887,555
Multifamily residential and residential mixed-use	930,022	2,440,640	646,486	28	4,017,176
CRE	1,538,046	2,320,776	757,374	4,704	4,620,900
ADC	164,698	3,160	—	655	168,513
Total real estate loans	2,732,284	5,115,768	1,760,540	85,552	9,694,144
C&I	857,752	126,303	82,877	6	1,066,938
Other loans	2,454	937	191	2,173	5,755
Total	$3,592,490	$5,243,008	$1,843,608	$87,731	$10,766,837

The following table presents our loans held for investment with maturity or next repricing due after December 31, 2024:

	Due after December 31, 2024
(In thousands)	Fixed	Adjustable	Total
One-to-four family residential and cooperative/condominium apartment	$129,544	$658,493	$788,037
Multifamily residential and residential mixed-use	914,032	2,173,122	3,087,154
CRE	1,514,128	1,568,726	3,082,854
ADC	655	3,160	3,815
Total real estate loans	2,558,359	4,403,501	6,961,860
C&I	188,503	20,683	209,186
Other loans	3,301	-	3,301
Total	$2,750,163	$4,424,184	$7,174,347

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

Monitoring and Collection of Delinquent Loans

Our management reviews delinquent loans on a monthly basis and reports to our Board of Directors or Committees of the Board of the Directors at each regularly scheduled Board or Committee meeting regarding the status of all non-performing and otherwise delinquent loans in our loan portfolio.

Our loan servicing policies and procedures require that an automated late notice be sent to a delinquent borrower as soon as possible after a payment is ten days late in the case of multifamily residential, CRE loans, and C&I loans, or fifteen days late in connection with one-to-four family and consumer loans. Thereafter, periodic letters are mailed and phone calls are placed to the borrower until payment is received. When contact is made with the borrower at any time prior to foreclosure, we will attempt to obtain the full payment due or negotiate a repayment schedule with the borrower to avoid foreclosure.

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

We generally initiate foreclosure proceedings on real estate loans when a loan enters non-accrual status based upon non-payment, unless the borrower is paying in accordance with an agreed upon modified payment agreement. We obtain an updated appraisal upon the commencement of legal action to calculate a potential collateral shortfall and to reserve appropriately for the potential loss. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to Other Real Estate Owned (“OREO”) status. We generally attempt to utilize all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances. We have not initiated any expected or imminent foreclosure proceedings that are likely to have a material adverse impact on our consolidated financial statements. In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and has made at least six months of payments.

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

Non-accrual Loans

Within our held-for-investment loan portfolio, non-accrual loans totaled $29.1 million at December 31, 2023 and $34.2 million at December 31, 2022.

Loan Restructurings

The Company adopted ASU No. 2022-02 on January 1, 2023, which eliminates the recognition and measurement of a TDR. Due to the removal of the TDR designation, the Company applies the loan refinancing and restructuring guidance to determine whether a modification or other forms of restructuring result in a new loan or a continuation of an existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include conditions where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and/or a combinations of these modifications. The disclosures related to loan restructuring are only for modifications that directly affect cash flows.

Please refer to Note 5 to our condensed Consolidated Financial Statements for a further discussion loan restructurings.

Troubled Debt Restructurings (“TDRs”)

Prior to the adoption of ASU No.2022-02, we were required to recognize loans for which certain modifications or concessions have been made as TDRs.  A TDR has been created in the event that, for economic or legal reasons, any of the following concessions has been granted that would not have otherwise been considered to a debtor experiencing financial difficulties. The following criteria are considered concessions:

●	A reduction of interest rate has been made for the remaining term of the loan.
●	The maturity date of the loan has been extended with a stated interest rate lower than the current market rate for new debt with similar risk.
●	The outstanding principal amount and/or accrued interest have been reduced.

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

There was no carrying value of OREO properties on our consolidated statements of financial condition at December 31, 2023 or December 31, 2022. We did not recognize any provisions for losses on OREO properties during the years ended December 31, 2023, 2022 or 2021.

Past Due Loans

Loans Delinquent 30 to 59 Days

At December 31, 2023, we had loans totaling $12.0 million that were past due between 30 and 59 days. At December 31, 2022, we had loans totaling $23.5 million that were past due between 30 and 59 days. The 30 to 59-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At December 31, 2023, we had loans totaling $1.3 million that were past due between 60 and 89 days. At December 31, 2022, we had loans totaling $0.7 million that were past due between 60 and 89 days. The 60 to 89-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

There were no accruing loans 90 days or more past due at December 31, 2023 or 2022.

Reserve for Loan Commitments

We maintain a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $2.7 million at December 31, 2023 and $2.8 million at December 31, 2022. This reserve is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this reserve are recognized in provision for credit losses.

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

A provision of $2.8 million and $5.4 million were recorded during the twelve-month periods ended December 31, 2023 and 2022, respectively. The $2.8 million provision for credit losses recognized in 2023 was primarily associated with provisioning for individually analyzed loans. The $5.4 million provision for credit losses recognized in 2022 was associated with growth in the loan portfolio and a deterioration of forecasted economic conditions, offset by a reduction in reserves on individually analyzed loans and unfunded commitments.

For further discussion of the allowance for credit losses and related activity during the years ended December 31, 2023, 2022 and 2021, please see Note 5 to the Consolidated Financial Statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of each to total loans at the dates indicated.

	December 31,
	2023		2022		2021
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in Each		in Each		in Each
		Category		Category		Category
	Allocated	to Total	Allocated	to Total	Allocated	to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans
One-to-four family residential and cooperative/condominium apartment	$6,813	8.24%	$5,969	7.32%	$5,932	7.24%
Multifamily residential and residential mixed-use	7,237	37.31	8,360	38.11	7,816	36.31
CRE	26,608	42.92	27,329	42.19	29,166	42.68
ADC	1,989	1.57	1,723	2.17	4,857	3.49
C&I	28,977	9.91	39,853	10.14	35,331	10.10
Other loans	119	0.05	273	0.07	751	0.18
Total	$71,743	100.00%	$83,507	100.00%	$83,853	100.00%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	At or for the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Total loans outstanding at end of period (1)	$10,766,837	$10,566,831	$9,244,661
Average total loans outstanding during the period(2)	10,764,598	9,747,887	9,484,205
Allowance for credit losses balance at end of period	71,743	83,507	83,853
Allowance for credit losses to total loans at end of period	0.67%	0.79%	0.91%
Non-performing loans to total loans at end of period	0.27	0.32	0.37
Allowance for credit losses to total non-performing loans at end of period	246.55	243.91	231.26

Ratio of net charge-offs to average loans outstanding during the period:
One-to-four family residential and cooperative/condominium apartment	—%	—%	(0.01)%
Multifamily residential and residential mixed-use	—	—	0.01
CRE	—	—	0.09
ADC	—	—	—
C&I	1.37	0.77	0.33
Other loans	4.34	0.42	3.89
Total	0.14	0.07	0.10
(1)	Total loans represent gross loans (excluding loans held for sale), fair value hedge basis point adjustments, inclusive of deferred fees/costs and premiums/discounts.
(2)	Total average loans represent gross loans (including loans held for sale and fair value hedge basis point adjustments), inclusive of deferred loan fees/costs and premiums/discounts.

Investment Activities

Securities available-for-sale

The following table presents the amortized cost, fair value and weighted average yield of our securities available-for-sale at December 31, 2023, categorized by remaining period to contractual maturity:

			Weighted
	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield
Due within 1 year	$96,095	$93,607	0.48%
Due after 1 year but within 5 years	266,176	250,253	1.44
Due after 5 years but within 10 years	280,157	247,742	3.42
Due after ten years	353,281	294,638	1.50
Total	$995,709	$886,240	1.93%

The entire carrying amount of each security at December 31, 2023 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. The weighted average duration of our securities available-for-sale approximated 2.9 years as of December 31, 2023 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their weighted average maturity.

The following table presents the weighted average contractual maturity of our securities available-for-sale:

December 31,
2023
Agency notes	2.85
Treasury securities	1.33
Corporate securities	6.75
Pass-through MBS issued by U.S. GSEs and agency collateralized mortgage obligations ("CMOs")	16.68
State and municipal obligations	3.92

Securities held-to-maturity

The following table presents the amortized cost, fair value and weighted average yield of our securities held-to-maturity at December 31, 2023, categorized by remaining period to contractual maturity:

			Weighted
	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield
Due within 1 year	$—	$—	—%
Due after 1 year but within 5 years	32,742	30,710	2.48
Due after 5 years but within 10 years	167,524	144,761	2.48
Due after ten years	394,373	341,459	2.70
Total	$594,639	$516,930	2.63%

The entire carrying amount of each security at December 31, 2023 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. The weighted average duration of our securities held-to-maturity approximated 5.7 years as of December 31, 2023 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their weighted average maturity.

The following table presents the weighted average contractual maturity of our securities held-to-maturity:

December 31,
2023
Agency notes	6.26
Corporate securities	8.59
Pass-through MBS issued by GSEs and agency CMOs	21.21

Sources of Funds

Deposits

The following table presents our deposit accounts and the related weighted average interest rates at the dates indicated (Dollars in thousands):

	December 31, 2023			December 31, 2022			December 31, 2021
		Percent			Percent			Percent
		of	Weighted		Of	Weighted		Of	Weighted
		Total	Average		Total	Average		Total	Average
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate
Savings accounts	$2,335,490	22.2%	3.67%	$2,260,101	22.0%	2.24%	$1,158,040	11.1%	0.03%
CDs	1,607,683	15.3	4.43	1,115,364	10.9	2.25	853,242	8.2	0.58
Money market accounts	3,125,996	29.6	3.46	2,532,270	24.7	1.50	3,621,552	34.6	0.07
Interest-bearing checking accounts	515,987	4.9	0.77	827,454	8.1	1.01	905,717	8.7	0.18
Non-interest-bearing checking accounts	2,945,499	28.0	—	3,519,218	34.3	—	3,920,423	37.5	—
Totals	$10,530,655	100.00%	2.56%	$10,254,407	100.00%	1.19%	$10,458,974	100.00%	0.09%

The weighted average maturity of our CDs at December 31, 2023 was 5.1 months, compared to 7.6 months at December 31, 2022.

Non-insured deposits (excluding collateralized deposits and deposits with pass through insurance) represented 28.9% and 31.0% of total deposits as of December 31, 2023 and 2022, respectively. The Bank had $1.88 billion and $1.90 billion of public funds collateralized by securities and Municipal Letters of Credit (“MULOC”), and $680.8 million and $615.6 million of deposits with pass through insurance as of December 31, 2023, and 2022, respectively.

The following table sets forth the amount of time deposits in uninsured accounts by maturity, all of which are CDs at December 31, 2023:

(In thousands)
Three months or less	$97,664
Over three through six months	95,112
Over six through twelve months	53,347
Over twelve months	26,672
Total	$272,795

As of December 31, 2023, the portion of uninsured time deposits in excess of the $250,000 FDIC insurance limit was $115.3 million.

Our Board of Directors authorized the Bank to accept brokered deposits up to an aggregate limit of 10.0% of total assets.  At December 31, 2023, brokered deposits totaled $898.7 million, which included purchased CDs from the CDARS program, purchased MMAs from the ICS program and purchased CDs through a broker. At December 31, 2022, brokered deposits totaled $538.9 million, which included purchased CDs from the CDARS program, purchased MMAs from the ICS program and purchased CDs through a broker. At December 31, 2021, brokered deposits totaled $200.0 million, which included purchased MMAs from the ICS program.

Borrowings

The Bank’s total borrowing line with FHLBNY equaled $4.09 billion at December 31, 2023. The Bank had $1.31 billion of FHLBNY advances outstanding at December 31, 2023, and $1.13 billion at December 31, 2022. The Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such advances.

The Company had no outstanding securities sold under agreements to repurchase (“repurchase agreements”) at December 31, 2023. The Company had $1.4 million outstanding of securities sold under agreements to repurchase at December 31, 2022.

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

Liquidity is primarily needed to meet customer borrowing commitments and deposit withdrawals, either on demand or on contractual maturity, to repay borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Bank’s primary sources of funding for its lending and investment activities include deposits, loan payments, investment security principal and interest payments and advances from the FHLBNY. The Bank may also sell or securitize selected multifamily residential, mixed-use or one-to-four family residential real estate loans to private sector secondary market purchasers, and has in the past sold such loans to FNMA and Federal Home Loan Mortgage Corporation (“FHLMC”). The Company may additionally issue debt or equity under appropriate circumstances. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on real estate loans and MBS are influenced by interest rates, economic conditions and competition.

The Bank is a member of American Financial Exchange (“AFX”), through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily.

The Bank utilizes repurchase agreements as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities. As of December 31, 2023 the Bank did not have any repurchase agreements. As of December 31, 2022, the Bank’s repurchase agreements totaled $1.4 million, included in other short-term borrowings on the consolidated statements of financial condition.

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

Total deposits (including mortgage escrow deposits) increased $276.2 million during the year ended December 31, 2023 compared to a decrease of $204.6 million during the year ended December 31, 2022. The increase in total deposits during the 2023 period was primarily due to an increase in money market deposits. Within deposits, core deposits (i.e., non-CDs) decreased $216.1 million during the year ended December 31, 2023 and decreased $466.7 million during the year ended December 31, 2022. CDs increased $492.3 million during the year ended December 31, 2023 compared to an increase of

$262.1 million during the year ended December 31, 2022. The increase in CDs during the current period was primarily due to a $359.9 million increase in brokered CDs.

The Bank increased its outstanding FHLBNY advances by $182.0 million during the year ended December 31, 2023, compared to a $1.11 billion increase during the year ended December 31, 2022. See Note 13. “Federal Home Loan Bank Advances” to our Consolidated Financial Statements for further information.

Subordinated debentures totaled $200.2 million at December 31, 2023 and $200.3 million at December 31, 2022. See Note 14. “Subordinated Debentures” to our Consolidated Financial Statements for further information.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, additional sources of liquidity are available through its collateralized borrowing lines at the FHLBNY and the FRB, as well as unsecured borrowing capacity through the AFX and lines of credit with unaffiliated correspondent banks. At December 31, 2023, the Bank had remaining borrowing capacity of $1.19 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s drawn FHLBNY borrowings). The Bank also had access to the FRB Discount Window and the FRB Bank Term Funding Program. At December 31, 2023, an available line of credit totaling $848.4 million was in place at the FRB backed by investment securities with no advances drawn. Additionally, at December 31, 2023, a line of credit totaling $2.01 billion was in place at the FRB secured by certain qualifying 1-4 family residential mortgage loans, construction loans and CRE loans with no amounts drawn.

During the year ended December 31, 2023 and 2022, real estate loan originations totaled $885.5 million and $2.67 billion, respectively. During the year ended December 31, 2023 and 2022, C&I loan originations totaled $112.3 million and $160.1 million, respectively.

Sales of securities available-for-sale totaled $77.8 million during the year ended December 31, 2023. There were no sales of securities available-for-sale during the year ended December 31, 2022. Purchases of available-for-sale securities totaled $86.1 million and $39.2 million during the years ended December 31, 2023 and 2022, respectively. Proceeds from pay downs and calls and maturities of available-for-sale securities were $79.9 million and $165.1 million for the years ended December 31, 2023 and 2022, respectively.

The Bank did not have proceeds from sales of held-to-maturity securities during the years ended December 31, 2023 or 2022. Purchases of held-to-maturity securities totaled $28.3 million and $63.2 million during the year ended December 31, 2023 and 2022, respectively. Proceeds from pay downs and calls and maturities of held-to-maturity securities were $23.0 million and $31.7 million for the year ended December 31, 2023 and 2022, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At December 31, 2023, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well capitalized" for all regulatory purposes.

The Holding Company repurchased 36,813 shares of its common stock during the year ended December 31, 2023. The Holding Company repurchased 1,431,241 shares of its common stock during the year ended December 31, 2022. As of December 31, 2023, up to 1,566,947 shares remained available for purchase under the authorized share repurchase programs. See "Part II - Item 5. Issuer Purchases of Equity Securities" for additional information about repurchases of common stock.

The Holding Company paid $7.3 million in cash dividends on its preferred stock during the years ended December 31, 2023 and 2022, respectively.

The Holding Company paid $37.3 million and $36.8 million in cash dividends on its common stock during the years ended December 31, 2023 and 2022, respectively.

Contractual Obligations

The Bank generally has outstanding at any time borrowings in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of December 31, 2023, the Bank had $97.0 million of firm loan commitments that were accepted by the borrowers.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General

The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the year ended December 31, 2023, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

At December 31, 2023, $1.26 billion, or 85.2%, of our available-for-sale and held-to-maturity securities had fixed interest rates. At December 31, 2023, $7.85 billion, or 73.0%, of the loan portfolio had contractual terms with adjustable or floating interest rates. Changes in interest rates affect the value of interest-earning assets and, in particular, the securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest-earning assets, which could adversely affect stockholders’ equity and the results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated and the average life of loans and securities, which can impact the yields earned on loans and securities. In periods of decreasing interest rates, the average life of loans and securities held may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, the Company is subject to reinvestment risk to the extent that management is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and, therefore, an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans. In addition, increases in interest rates may result in the extensions of the average life of securities which may result in lower cash flows to the Bank.

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

The analysis that follows presents, as of December 31, 2023 and 2022, the estimated EVE at both the Pre-Shock Scenario and the -100 Basis Point Rate, +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios.

	December 31, 2023			December 31, 2022
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$1,414,548	$79,745	6.0%	$1,717,562	$78,373	4.8%
+ 100 Basis Points	1,375,777	40,974	3.1%	1,703,131	63,942	3.9%
Pre-Shock Scenario	1,334,803	—	—	1,639,189	—	—
- 100 Basis Points	1,247,956	(86,847)	(6.5)%	1,515,010	(124,179)	(7.6)%

The Company’s Pre-Shock Scenario EVE decreased from $1.64 billion at December 31, 2022, to $1.33 billion at December 31, 2023. The primary factors contributing to the decline in EVE include a shift in the deposit mix, coupled with an increase in the cost of the Bank’s interest-bearing non-maturity deposits during the year.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios decreased from $1.70 billion and $1.72 billion, respectively, at December 31, 2022, to $1.38 billion and $1.41 billion, respectively, at December 31, 2023. In the -100 Basis Point Rate Shock Scenario the Company’s EVE decreased from $1.52 billion at December 31, 2022, to $1.25 billion at December 31, 2023.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates over a 12-month period beginning December 31, 2023, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	(0.7)%	2.9%
+ 100 Basis Points	(0.3)%	1.5%
- 100 Basis Points	1.7%	0.8%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates. The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios:

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	0.4%	5.2%
+ 100 Basis Points	0.3%	2.8%
- 100 Basis Points	0.9%	(0.6)%

Item 8. Financial Statements and Supplementary Data

For the Company’s Consolidated Financial Statements with the notes thereto, see pages hereafter.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share amounts)

	December 31,
	2023	2022
Assets:
Cash and due from banks	$457,547	$169,297
Securities available-for-sale, at fair value	886,240	950,587
Securities held-to-maturity	594,639	585,798
Loans held for sale	10,159	—
Loans held for investment, net of fees and costs	10,773,428	10,566,831
Allowance for credit losses	(71,743)	(83,507)
Total loans held for investment, net	10,701,685	10,483,324
Premises and fixed assets, net	44,868	46,749
Premises held for sale	905	—
Restricted stock	98,750	88,745
BOLI	349,816	333,292
Goodwill	155,797	155,797
Other intangible assets	5,059	6,484
Operating lease assets	52,729	57,857
Derivative assets	122,132	154,485
Accrued interest receivable	55,666	48,561
Other assets	100,013	108,945
Total assets	$13,636,005	$13,189,921

Liabilities:
Interest-bearing deposits	$7,585,020	$6,734,997
Non-interest-bearing deposits	2,884,378	3,449,763
Deposits (excluding mortgage escrow deposits)	10,469,398	10,184,760
Non-interest-bearing mortgage escrow deposits	61,121	69,455
Interest-bearing mortgage escrow deposits	136	192
Total mortgage escrow deposits	61,257	69,647
FHLBNY advances	1,313,000	1,131,000
Other short-term borrowings	—	1,360
Subordinated debt, net	200,196	200,283
Derivative cash collateral	108,100	153,040
Operating lease liabilities	55,454	60,340
Derivative liabilities	121,265	137,335
Other liabilities	81,110	82,573
Total liabilities	12,409,780	12,020,338

Commitments and contingencies

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at December 31, 2023 and December 31, 2022)	116,569	116,569
Common stock ($0.01 par, 80,000,000 shares authorized, 41,637,256 and 41,621,772 shares issued at December 31, 2023 and December 31, 2022, and 38,822,654 shares and 38,573,000 shares outstanding at December 31, 2023 and December 31, 2022, respectively)	416	416
Additional paid-in capital	494,454	495,410
Retained earnings	813,007	762,762
Accumulated other comprehensive loss, net of deferred taxes	(91,579)	(94,379)
Unearned equity awards	(8,622)	(8,078)
Treasury stock, at cost (2,814,602 shares and 3,048,772 shares at December 31, 2023 and December 31, 2022, respectively)	(98,020)	(103,117)
Total stockholders' equity	1,226,225	1,169,583
Total liabilities and stockholders' equity	$13,636,005	$13,189,921

See Notes to Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Interest income:
Loans	$554,488	$406,601	$359,016
Securities	32,179	29,224	22,634
Other short-term investments	22,693	3,400	2,976
Total interest income	609,360	439,225	384,626
Interest expense:
Deposits and escrow	219,045	38,433	16,527
Borrowed funds	66,472	19,117	10,490
Derivative cash collateral	7,272	1,812	—
Total interest expense	292,789	59,362	27,017
Net interest income	316,571	379,863	357,609
Provision for credit losses	2,770	5,374	6,212
Net interest income after provision for credit losses	313,801	374,489	351,397

Non-interest income:
Service charges and other fees	16,437	16,206	15,998
Title fees	1,295	2,031	2,338
Loan level derivative income	7,081	3,637	2,909
BOLI income	9,748	10,346	7,071
Gain on sale of SBA loans	1,592	1,797	23,033
Gain on sale of residential loans	115	448	1,758
Net (loss) gain on equity securities	(758)	—	131
Net (loss) gain on sale of securities and other assets	(1,469)	1,397	1,705
Loss on termination of derivatives	—	—	(16,505)
Other	2,165	2,294	3,630
Total non-interest income	36,206	38,156	42,068
Non-interest expense:
Salaries and employee benefits	117,437	120,108	108,331
Severance	9,093	2,198	1,875
Occupancy and equipment	29,055	30,220	30,697
Data processing costs	16,474	15,175	16,638
Marketing	6,781	5,900	4,661
Professional services	6,155	8,069	9,284
Federal deposit insurance premiums	8,853	3,900	4,077
Loss from extinguishment of debt for FHLBNY advances and subordinated debt	—	740	1,751
Curtailment loss	—	—	1,543
Merger expenses and transaction costs	—	—	44,824
Branch restructuring costs	—	—	5,059
Amortization of other intangible assets	1,425	1,878	2,622
Other	17,855	12,542	13,937
Total non-interest expense	213,128	200,730	245,299
Income before income taxes	136,879	211,915	148,166
Income tax expense	40,785	59,359	44,170
Net income	96,094	152,556	103,996
Preferred stock dividends	7,286	7,286	7,286
Net income available to common stockholders	$88,808	$145,270	$96,710
Earnings per common share:
Basic	$2.29	$3.73	$2.45
Diluted	$2.29	$3.73	$2.45

See Notes to Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net income	$96,094	$152,556	$103,996
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities:
Change in net unrealized gain (loss) during the period	10,355	(138,630)	(28,865)
Reclassification adjustment for net losses (gains) included in net (loss) gain on sale of securities and other assets	1,447	—	(1,207)
Accretion of net unrealized loss on securities transferred to held-to-maturity	3,142	2,953	—
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(1,547)	(3,715)	(1,092)
Reclassification adjustment for curtailment loss	—	—	1,543
Change in the net actuarial (loss) gain	(190)	(2,062)	6,563
Change in unrealized gain (loss) on derivatives:
Change in net unrealized (loss) gain during the period	(11,782)	14,412	5,277
Reclassification adjustment for loss included in loss on termination of derivatives	—	—	16,505
Reclassification adjustment for expense included in interest expense	2,092	(1,621)	940
Other comprehensive income (loss) before income taxes	3,517	(128,663)	(336)
Deferred tax expense (benefit)	717	(40,465)	(79)
Total other comprehensive income (loss), net of tax	2,800	(88,198)	(257)
Total comprehensive income	$98,894	$64,358	$103,739

See Notes to Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

	Year Ended December 31, 2023
						Accumulated		Common Stock
						Other		Held by
						Comprehensive		Benefit
	Number of			Additional		Loss,	Unearned	Maintenance	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Plan	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	("BMP")	at cost	Equity
Ending balance as of December 31, 2020	21,232,984	$116,569	$348	$278,295	$600,641	$(5,924)	$—	$(1,496)	$(287,337)	$701,096
Cumulative change in accounting principle (Note 1)	—	—	—	—	1,686	—	—	—	—	1,686
Adjusted balance on January 1, 2021	21,232,984	116,569	348	278,295	602,327	(5,924)	—	(1,496)	(287,337)	702,782

Net income	—	—	—	—	103,996	—	—	—	—	103,996
Other comprehensive income, net of tax	—	—	—	—	—	(257)	—	—	—	(257)
Reverse merger with Bridge Bancorp Inc.	19,992,284	—	65	206,641	—	—	(2,603)		287,107	491,210
Exercise of stock options, net	20,629	—	—	258	—	—	—	—	173	431
Release of shares, net of forfeitures	431,440	—	3	10,411	—	—	(10,646)	—	1,385	1,153
Stock-based compensation	—	—	—	—	—	—	5,407	—	—	5,407
Shares received to satisfy distribution of retirement benefits	(41,101)	—	—	(1,359)	—	—	—	1,496	(1,130)	(993)
Shares received related to tax withholding	(3,342)	—	—	—	—	—	—	—	(111)	(111)
Cash dividends declared and paid to preferred stockholders	—	—	—	—	(7,286)	—	—	—	—	(7,286)
Cash dividends declared and paid to common stockholders	—	—	—	—	(44,311)	—	—	—	—	(44,311)
Redemption of real estate investment trust ("REIT") preferred stock	—	—	—	(121)	—	—	—		—	(121)
Purchase of treasury stock	(1,755,061)	—	—	—	—	—	—	—	(59,280)	(59,280)
Ending balance as of December 31, 2021	39,877,833	116,569	416	494,125	654,726	(6,181)	(7,842)	—	(59,193)	1,192,620

Net income	—	—	—	—	152,556	—	—	—	—	152,556
Other comprehensive loss, net of tax	—	—	—	—	—	(88,198)	—	—	—	(88,198)
Release of shares, net of forfeitures	171,838	—	—	1,287	—	—	(4,514)	—	4,394	1,167
Stock-based compensation	—	—	—	—	—	—	4,278	—	—	4,278
Shares received related to tax withholding	(45,430)	—	—	(2)	—	—	—	—	(1,556)	(1,558)
Cash dividends declared to preferred stockholders	—	—	—	—	(7,286)	—	—	—	—	(7,286)
Cash dividends declared to common stockholders	—	—	—	—	(37,234)	—	—	—	—	(37,234)
Purchase of treasury stock	(1,431,241)	—	—	—	—	—	—	—	(46,762)	(46,762)
Ending balance as of December 31, 2022	38,573,000	116,569	416	495,410	762,762	(94,379)	(8,078)	—	(103,117)	1,169,583

Net income	—	—	—	—	96,094	—	—	—	—	96,094
Other comprehensive income, net of tax	—	—	—	—	—	2,800	—	—	—	2,800
Release of shares, net of forfeitures	331,395	—	—	(955)	—	—	(5,182)	—	7,301	1,164
Stock-based compensation	—	—	—	—	—	—	4,638	—	—	4,638
Shares received related to tax withholding	(44,928)	—	—	(1)	—	—	—	—	(1,257)	(1,258)
Cash dividends declared to preferred stockholders	—	—	—	—	(7,286)	—	—	—	—	(7,286)
Cash dividends declared to common stockholders	—	—	—	—	(38,563)	—	—	—	—	(38,563)
Purchase of treasury stock	(36,813)	—	—	—	—	—	—	—	(947)	(947)
Ending balance as of December 31, 2023	38,822,654	$116,569	$416	$494,454	$813,007	$(91,579)	$(8,622)	$—	$(98,020)	$1,226,225

See Notes to Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,094	$152,556	$103,996
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (gain) on sales of securities available-for-sale and other assets	1,469	(1,397)	(1,705)
Net loss (gain) on equity securities	758	—	(131)
Net gain on sale of loans held for sale	(1,707)	(2,245)	(24,791)
Loss on termination of derivatives	—	—	16,505
Net depreciation, amortization and accretion	6,025	8,314	7,805
Amortization of fair value hedge basis point adjustments	561	—	—
Amortization of other intangible assets	1,425	1,878	2,622
Loss on extinguishment of debt	—	740	1,751
Stock-based compensation	4,638	4,278	5,407
Provision for credit losses	2,770	5,374	6,212
Originations of loans held for sale	(8,219)	(20,709)	(48,610)
Proceeds from sale of loans originated for sale	32,433	46,474	77,184
Increase in cash surrender value of BOLI	(9,103)	(8,190)	(6,721)
Gain from death benefits from BOLI	(645)	(2,156)	(350)
Decrease (increase) in other assets	10,332	(35,170)	125,486
(Decrease) increase in other liabilities	(45,957)	145,425	(118,333)
Net cash provided by operating activities	90,874	295,172	146,327
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	77,804	—	138,077
Proceeds from sales of marketable equity securities	—	—	6,101
Purchases of securities available-for-sale	(86,084)	(39,232)	(1,095,028)
Purchases of securities held-to-maturity	(28,328)	(63,210)	(40,249)
Proceeds from calls and principal repayments of securities available-for-sale	76,858	165,097	411,031
Proceeds from calls and principal repayments of securities held-to-maturity	22,986	31,736	1,360
Purchase of BOLI	(8,000)	(30,000)	(40,000)
Proceeds received from cash surrender value of BOLI	1,224	2,843	1,464
Loans purchased	—	—	(9,855)
Proceeds from the sale of portfolio loans transferred to held for sale	5,000	13,201	684,898
(Increase) decrease in loans	(259,805)	(1,359,782)	282,683
(Purchases) sales of fixed assets, net	(5,721)	(3,745)	14
Proceeds from the sale of fixed assets and premises held for sale	25	1,914	—
Purchases of restricted stock, net	(10,005)	(51,013)	46,337
Net cash received in business combination	—	—	715,988
Net cash used in (provided by) investing activities	(214,046)	(1,332,191)	1,102,821
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits	276,411	(204,233)	518,682
Proceeds (repayments) from FHLBNY advances, short-term, net	20,000	1,070,000	(1,228,865)
Proceeds (repayments) of FHLBNY advances, long-term	162,000	—	(190,150)
(Repayments) proceeds from FHLBNY advances, long-term	(1,360)	36,000	25,000
Repayments of other short-term borrowings, net	—	(502)	(118,138)
Proceeds from subordinated debentures issuance, net	—	157,559	—
Redemption of subordinated debentures	—	(155,000)	—
Proceeds from exercise of stock options	—	—	431
Release of stock for benefit plan awards	1,164	1,167	1,153
Payments related to tax withholding for equity awards	(1,258)	(1,558)	(111)
BMP Employee Stock Ownership Plan shares received to satisfy distribution of retirement benefits	—	—	(993)
Purchase of treasury stock	(947)	(46,762)	(59,280)
Redemption of REIT preferred stock	—	—	(121)
Cash dividends paid to preferred stockholders	(7,286)	(7,286)	(7,286)
Cash dividends paid to common stockholders	(37,302)	(36,791)	(39,351)
Net cash provided by (used in) financing activities	411,422	812,594	(1,099,029)
Increase (decrease) in cash and cash equivalents	288,250	(224,425)	150,119
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	169,297	393,722	243,603
CASH AND CASH EQUIVALENTS, END OF PERIOD	$457,547	169,297	393,722

See Notes to Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$37,910	43,518	34,771
Cash paid for interest	280,815	54,910	28,460
Securities available-for-sale transferred to held-to-maturity	—	372,154	140,399
Loans transferred to held for sale	37,346	34,997	692,751
Loans transferred to held for investment	—	4,051	—
Premises transferred to held for sale	905	—	2,799
Operating lease assets in exchange for operating lease liabilities	6,333	5,098	9,769
Cumulative change due to CECL Standard adoption	—	—	1,686
Net non-cash liabilities assumed in Merger (See Note 2)	—	—	324,937

See Notes to Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023, we operated 60 branch locations throughout Long Island and New York City boroughs of Brooklyn, Queens, Manhattan, Staten Island, and the Bronx.

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

Summary of Significant Accounting Policies

Cash and Cash Equivalents - Cash and cash equivalents include cash and deposits with other financial institutions with original maturities fewer than 90 days. Net cash flows are reported for customer loan and deposit transactions, and interest bearing deposits in other financial institutions.

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in accrued interest receivable in the consolidated statements of financial condition. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There were no non-accrual debt securities at December 31, 2023 and 2022, and there was no accrued interest related to debt securities reversed against interest income for the year ended December 31, 2023 and 2022. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Restricted Stock – Restricted stock represents FHLBNY capital stock, FRB capital stock, and Atlantic Community Bankers Bank (“ACBB”) capital stock, which are reported at cost. The Bank is a member of the FHLB system. Members are required to own a particular amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. The Bank is a member of the FRB. Membership requires the purchase of shares of FRB capital stock. The Bank has a relationship with ACBB. The relationship requires the purchase of shares of ACBB capital stock. Both cash and stock dividends are reported as income.

Loans Held for Sale - Loans originated and intended for sale in the secondary market, as well as identified problem loans which are subject to an executed note sale agreement, are carried at the lower of aggregate cost or net realizable proceeds. Loans originated and intended for sale are generally sold with servicing rights retained. Certain loans in which the borrower does not adhere to all of the terms and conditions of the legal contract were best resolved through the sale of the loan rather than through litigation through our workout department.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of partial charge-offs, deferred origination costs and fees and purchase premiums and discounts. Loan origination, commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as adjustments to yield. When a loan prepays, the remaining unamortized net deferred origination fees or costs are recognized in the current year. Interest on loans is credited to income based on the principal outstanding during the period. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance in accrued interest receivable on the consolidated statements of financial condition. Past due status is based on the contractual terms of the loan. Loans that are 90 days past due are automatically placed on non-accrual and previously accrued interest is reversed and charged against interest income. However, if the loan is in the process of collection and the Bank has reasonable assurance that the loan will be fully collectable based upon an individual loan evaluation assessing such factors as collateral and collectability, accrued interest will be recognized as earned. If a payment is received when a loan is non-accrual, the payment is applied to the principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

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

Allowance for credit losses on held-to-maturity securities - Management classifies its held-to-maturity portfolio into the following major security types: Pass-through MBS issued by GSEs, Agency Collateralized Mortgage Obligations, Agency Notes and Corporate Securities. The majority of the securities in the held-to-maturity portfolio are issued by U.S. government-sponsored entities or agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. To the extent that debt securities in the held-to-maturity portfolio share common risk characteristics, expected credit losses are calculated by pools of such debt securities. The historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lifetime of the securities.

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

Allowance for credit losses on loans held for investment - The Company utilizes a model which compares the amortized cost basis of the loan to the net present value of expected cash flows to be collected. Expected credit losses are determined by aggregating the individual cash flows and calculating a loss percentage by loan segment, or pool, for loans that share similar risk characteristics. For a loan that does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. The methodology for determining the allowance for credit losses on loans held for investment is considered a critical accounting policy by management given the judgment required for determining assumptions used, uncertainty of economic forecasts, and subjectivity of any qualitative factors considered.

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

Commercial real estate and commercial mixed-use loans - Loans in this classification consist of CRE, both owner-occupied and non-owner occupied, and may have a residential aspect of less than 50% of the property’s rental income. The Bank’s underwriting standards for CRE loans generally require: (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 1.25x. Included in CRE loans are also certain SBA loans in which the loan is secured by underlying real estate as collateral. The Bank may sell a portion of the loan, guaranteed by the SBA, to a third-party investor. Repayment of CRE loans is often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties. Repayment of such loans is generally more vulnerable to weak economic conditions, such as unemployment rates and CRE prices.

Acquisition, development, and construction loans - Loans in this classification consist of loans to purchase land intended for further development, including single-family homes, multi-family housing, and commercial income properties. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property. The credit quality of this portfolio is largely dependent on economic factors, such as unemployment rates and CRE prices.

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

Other loans - Loans in this classification consist of installment and consumer loans. Repayment is dependent on the credit quality of the individual borrower. The credit quality of this portfolio is largely dependent on economic factors, such as unemployment rates.

Loan restructurings - The Company adopted ASU No. 2022-02 on January 1, 2023, which eliminates the recognition and measurement of a TDR. Due to the removal of the TDR designation, the Company applies the loan refinancing and restructuring guidance to determine whether a modification or other forms of restructuring result in a new loan or a continuation of an existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include conditions where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and/or a combinations of these modifications. The disclosures related to loan restructuring are only for modifications that directly affect cash flows.

Troubled debt restructurings - As allowed by ASC 326, the Company elected to maintain pools of loans accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether modifications to individual acquired financial assets accounted for in pools were TDRs as of the date of adoption. A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flows at the original interest rate of the loan.  The allowance for credit losses on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring.

Management estimates the allowance for credit losses on each loan pool using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historically observed credit loss experience of peer banks within our geography provide the basis for the estimation of expected credit losses on similar loan pools. Within the model, assumptions are made in the determination of probability of default, loss given default, reasonable and supportable economic forecasts, prepayment rate, curtailment rate, and recovery lag periods. Statistical regression is utilized to relate historical macro-economic variables to historical credit loss experience of the peer group. These models are then utilized to forecast future expected loan losses based on expected future behavior of the same macro-economic variables. Adjustments to the quantitative results are adjusted using qualitative factors. These factors include: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due loans; (6) the quality of our loan review system; (7) the value of underlying collateral for collateralized loans; (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Collectively evaluated loans totaled $10.73 billion and $10.52 billion at December 31, 2023 and 2022, respectively. The associated allowance for credit losses on the collectively evaluated loans totaled $55.4 million and $57.1 million at December 31, 2023 and 2022, respectively.

Individually evaluated loans - Loans that do not share risk characteristics are evaluated on an individual basis based on various factors and are not included in the collective pool evaluation. Factors that may be considered are borrower delinquency trends and non-accrual status, probability of foreclosure or note sale, changes in the borrower’s circumstances or cash collections, borrower’s industry, or other facts and circumstances of the loan or collateral. For a loan that does not share risk characteristics with other loans, expected credit loss is measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, the Company recognizes expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs), except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated costs to sell the collateral if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.  Individually evaluated loans totaled $35.4 million and $47.6 million at December 31, 2023 and 2022, respectively. The associated allowance for credit losses on the individually evaluated loans totaled $16.3 million and $26.4 million at December 31, 2023 and 2022, respectively.

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

Allowance for credit losses on off-balance sheet credit exposures - The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures, which is included in other liabilities on the consolidated statements of financial condition, is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which is the same as the expected loss factor as determined based on the corresponding portfolio segment.

For further discussion of our loan accounting and acquisitions, see Note 2 - Merger and Note 5 - Loans.

Derivatives - The Company may engage in three types of derivatives depending on the Company’s intentions and belief as to the likely effectiveness as a hedge. These three types are (1) a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), (2) a hedge with the exposure to changes in fair value of an asset, liability, or firm commitment attributable to particular risk, such as interest risk (“fair value hedge”) or (3) an instrument with no hedging designation (“freestanding derivatives”). For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in fair value of the fair value derivative and the hedged item related to the hedged risk are recoginized in earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings as non-interest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking cash flow hedges to specific liabilities on the consolidated statements of financial condition. The Company also formally assesses, both at the hedge’s inception and on an on-going basis, whether the derivative instruments that are used are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in cash flows of the hedged item, or treatment of the derivative as a hedge is no longer appropriate or intended.

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

Other Real Estate Owned (“OREO”) - Properties acquired as a result of foreclosure on a real estate loan or a deed in lieu of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate collateralizing a one-to-four family residential loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through execution of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Declines in the recorded balance subsequent to acquisition by the Company are recorded through expense. Operating costs after acquisition are expensed.

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

Leases - On January 1, 2019, the Company adopted ASC 2016-02 "Leases (ASC Topic 842)" and subsequent amendments thereto, which requires the Company to recognize most leases on the consolidated statements of financial condition. The Company adopted the standard under a modified retrospective approach as of the date of adoption and elected to apply several of the available practical expedients, including:

●	Carryover of historical lease determination and lease classification conclusions.
●	Carryover of historical initial direct cost balances for existing leases.
●	Accounting for lease and non-lease components in contracts in which the Company is a lessee as a single lease component.

Adoption of the leasing standard resulted in the recognition of operating right-of-use assets, and operating lease liabilities. These amounts were determined based on the present value of remaining minimum lease payments, discounted using the Company’s incremental borrowing rate as of the date of adoption. There was no material impact to the timing of expense or income recognition in the Company’s consolidated statements of operations. Disclosures about the Company’s leasing activities are presented in Note 8.

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

Servicing Right Assets - When real estate or C&I loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. SRAs are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income. All separately recognized SRAs are required to be initially measured at fair value, if practicable. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank’s peers. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans (i.e., collateral, interest rate, servicing spread and maturity) for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds its fair value. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds, default rates, and losses.

Transfers of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been legally isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank Owned Life Insurance - BOLI is carried at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement. Increases in the contract value are recorded as non-interest income in the consolidated statements of operations and insurance proceeds received are recorded as a reduction of the contract value.

Income Taxes - Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount deemed more likely than not to be realized.

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not satisfying the "more likely than not" test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to tax matters in income tax expense. The Company had no unrecognized tax positions at December 31, 2023 or 2022.

Employee Benefits - The Bank maintains two noncontributory pension plans that existed before the Merger: (i) the Retirement Plan of Dime Community Bank (“Employee Retirement Plan”) and (ii) the BNB Bank Pension Plan, covering all eligible employees. As the sponsor of a single employer defined benefit plan, the Company must do the following for the Employee Retirement Plan and BNB Bank Pension Plan: (1) recognize the funded status of the benefit plans in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit or cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation are adjusted as they are subsequently recognized as components of net periodic benefit cost; (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statements of financial condition (with limited exceptions); and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Dime Community Bank KSOP Plan (“Dime KSOP Plan”) and Outside Director Retirement Plan, were terminated by resolution of the Legacy Dime Board of Directors. The effective date of the Dime terminations was February 1, 2021, the Merger Date.

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

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges, and changes in the funded status of the pension plan, which are also recognized as separate components of equity. Comprehensive and accumulated comprehensive income are summarized in Note 3.

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

For the years ended December 31, 2023, 2022 and 2021, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

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

The adoption of the CECL Standard resulted in an initial decrease of $3.9 million to the allowance for credit losses and an increase of $1.4 million to the reserve for unfunded commitments in other liabilities, for the year ended December 31, 2021. The after-tax cumulative-effect adjustment of $1.7 million was recorded in retained earnings as of January 1, 2021.

There were no held-to-maturity securities as of January 1, 2021 and, therefore, no impact from the adoption of the CECL Standard.

Standards Adopted in 2023

ASU 2020-04, Reference Rate Reform (Topic 848)

ASU 2020-04 provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. Once optional expedients are elected, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic within the Codification. As of July 1, 2023, the Company has transitioned LIBOR based transactions to other indexes. The LIBOR transition did not have a material effect on the Company's consolidated financial statements.

ASU 2021-01, Reference Rate Reform (Topic 848): Scope

ASU 2021-01 clarifies that all derivative instruments affected by changes to the interest rates used for discounting, margining, or contract price alignment due to reference rate reform are in the scope of ASC 848. Entities may apply certain optional expedients in ASC 848 to derivative instruments that do not reference LIBOR or another rate expected to be discontinued as a result of reference rate reform if there is a change to the interest rate used for discounting, margining or contract price alignment. ASU 2020-01 is effective upon issuance and generally can be applied through December 31, 2022.  As of July 1, 2023, the Company has transitioned LIBOR based derivatives to other indexes such as fallback rate SOFR. The LIBOR transition did not have a material effect on the Company's consolidated financial statements.

ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method

On March 28, 2022, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. The purpose of this updated guidance is to further align risk management objectives with hedge accounting results on the application of the last-of-layer method, which was first introduced in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2022-01 became effective for public business entities for fiscal years beginning after December 15, 2022, with early adoption in the interim period, permitted. For entities who have already adopted ASU 2017-12, immediate adoption is allowed. This ASU became effective for the Company on January 1, 2023, on a prospective basis. This standard did not have a material impact on the consolidated financial statements.

ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

ASU 2022-02 eliminates TDR recognition and measurement guidance and, instead, requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. ASU 2022-02 enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For entities that have adopted the amendments of ASU 2016-13, the amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This ASU became effective for the Company on January 1, 2023. The Company adopted ASU 2022-02 on its effective date using the modified retrospective method. The adoption of ASU 2022-02 did not have a material impact on the Company's consolidated financial statements.

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

The following table provides the purchase price allocation as of the Merger Date and the Bridge assets acquired and liabilities assumed at their estimated fair value as of the Merger Date as recorded by Dime Community Bancshares. We recorded the estimate of fair value based on initial valuations available at the Merger Date. We finalized all valuations and recorded final adjustments during the fourth quarter of 2021. In the fourth quarter of 2021, we obtained additional information and evidence that resulted in a subsequent adjustment to decrease the estimated fair value of our acquired BNB Bank Pension Plan assets, which resulted in an increase to goodwill resulting from the Merger of $458 thousand, net of tax. The subsequent adjustment to assets acquired was recorded in other assets in the consolidated statements of financial condition.

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

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
	Securities	Defined		Other
	Available-	Benefit		Comprehensive
(In thousands)	for-Sale	Plans	Derivatives	Loss
Balance as of January 1, 2022	$(7,864)	$(1,306)	$2,989	$(6,181)
Other comprehensive (loss) income before reclassifications	(95,030)	(1,413)	9,879	(86,564)
Amounts reclassified from accumulated other comprehensive income (loss)	2,024	(2,547)	(1,111)	(1,634)
Net other comprehensive (loss) income during the period	(93,006)	(3,960)	8,768	(88,198)
Balance as of December 31, 2022	$(100,870)	$(5,266)	$11,757	$(94,379)
Other comprehensive income (loss) before reclassifications	7,498	(109)	(8,091)	(702)
Amounts reclassified from accumulated other comprehensive income (loss)	3,130	(1,055)	1,427	3,502
Net other comprehensive income (loss) during the period	10,628	(1,164)	(6,664)	2,800
Balance as of December 31, 2023	$(90,242)	$(6,430)	$5,093	$(91,579)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Year Ended December 31,
(In thousands)	2023	2022	2021
Change in unrealized gain (loss) on securities:
Change in net unrealized gain (loss) during the period	$10,355	$(138,630)	$(28,865)
Reclassification adjustment for net losses (gains) included in net (loss) gain on sale of securities and other assets	1,447	—	(1,207)
Accretion of net unrealized loss on securities transferred to held-to-maturity	3,142	2,953	—
Net change	14,944	(135,677)	(30,072)
Tax expense (benefit)	4,316	(42,671)	(9,514)
Net change in unrealized gain (loss) on securities, net of reclassification adjustments and tax	10,628	(93,006)	(20,558)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(1,547)	(3,715)	(1,092)
Reclassification adjustment for curtailment loss	—	—	1,543
Change in the net actuarial (loss) gain	(190)	(2,062)	6,563
Net change	(1,737)	(5,777)	7,014
Tax (benefit) expense	(573)	(1,817)	2,234
Net change in pension and other postretirement obligations	(1,164)	(3,960)	4,780
Change in unrealized gain (loss) on derivatives:
Change in net unrealized (loss) gain during the period	(11,782)	14,412	5,277
Reclassification adjustment for loss included in loss on termination of derivatives	—	—	16,505
Reclassification adjustment for expense included in interest expense	2,092	(1,621)	940
Net change	(9,690)	12,791	22,722
Tax expense (benefit)	(3,026)	4,023	7,201
Net change in unrealized gain (loss) on derivatives, net of reclassification adjustments and tax	(6,664)	8,768	15,521
Other comprehensive income (loss), net of tax	$2,800	$(88,198)	$(257)

4. SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(629)	$9,371
Treasury securities	245,877	—	(11,687)	234,190
Corporate securities	174,978	—	(23,808)	151,170
Pass-through mortgage-backed securities ("MBS") issued by government sponsored entities ("GSEs")	230,253	10	(24,978)	205,285
Agency CMOs	305,860	46	(46,491)	259,415
State and municipal obligations	28,741	—	(1,932)	26,809
Total securities available-for-sale	$995,709	$56	$(109,525)	$886,240

	December 31, 2023
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,563	$—	$(11,300)	$78,263
Corporate securities	9,000	—	(1,825)	7,175
Pass-through MBS issued by GSEs	279,853	—	(37,579)	242,274
Agency CMOs	216,223	16	(27,021)	189,218
Total securities held-to-maturity	$594,639	$16	$(77,725)	$516,930

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Treasury securities	$246,899	$—	$(19,643)	$227,256
Corporate securities	183,791	57	(17,075)	166,773
Pass-through MBS issued by GSEs	272,774	—	(31,534)	241,240
Agency CMOs	331,394	2	(50,057)	281,339
State and municipal obligations	37,000	—	(3,021)	33,979
Total securities available-for-sale	$1,071,858	$59	$(121,330)	$950,587

	December 31, 2022
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,157	$—	$(14,095)	$75,062
Corporate securities	9,000	—	(553)	8,447
Pass-through MBS issued by GSEs	278,281	—	(40,960)	237,321
Agency CMOs	209,360	—	(24,431)	184,929
Total securities held-to-maturity	$585,798	$—	$(80,039)	$505,759

During the year ended December 31, 2023, there were no transfers of securities from available-for-sale to securities held-to-maturity. There were no transfers of securities from held-to-maturity to available-for-sale during the year ended December 31, 2023. The Company reassessed classification of certain investments and transferred securities with a book value of $372.2 million from available-for-sale to securities held-to-maturity during the year ended December 31, 2022. The related unrealized losses of $27.7 million were converted to a discount that is being accreted through interest income on a level-yield method over the term of the securities, while the unrealized losses recorded in other comprehensive income are amortized out of other comprehensive income through interest income on a level-yield method over the remaining term of securities, with no net change to interest income. No gain or loss was recorded at the time of transfer. There were no transfers from securities held-to-maturity during the year ended December 31, 2022. There were $140.4 million transferred from securities available-for-sale to securities held-to-maturity during the year ended December 31, 2021. There were no transfers from securities held-to-maturity during the year ended December 31, 2021.

The carrying amount of securities pledged at December 31, 2023 and 2022 was $457.7 million and $631.4 million, respectively. The pledged securities are mainly used as collateral for a portion of the Company’s municipal deposit portfolio.

At December 31, 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and fair value of securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	December 31, 2023
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$88,498	$86,233
One to five years	198,552	186,041
Five to ten years	172,546	149,266
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMO	536,113	464,700
Total	$995,709	$886,240

Held-to-maturity
Within one year	$—	$—
One to five years	19,783	18,397
Five to ten years	78,780	67,041
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMO	496,076	431,492
Total	$594,639	$516,930

The following table presents the information related to sales of securities available-for-sale for the periods indicated:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Proceeds	$77,804	$—	$138,077
Gross gains	130	—	1,327
Tax expense on gains	39	—	421
Gross losses	1,577	—	120
Tax benefit on losses	467	—	38

Equity securities included in other assets in the consolidated statements of financial condition had a fair value of $2.2 million as of December 31, 2023. Net loss on equity securities of $758 thousand was recognized for the year ended December 31, 2023.

Marketable equity securities were fully liquidated in connection with the termination of the BMP.  Prior to termination, the Company held marketable equity securities as the underlying mutual fund investments of the BMP, held in a rabbi trust.

A summary of the sales of marketable equity securities is listed below for the periods indicated:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Proceeds:
Marketable equity securities	$—	$—	$6,101

The related gain or loss on marketable equity securities shown in the consolidated statements of operations was due to market valuation changes. Net gain on marketable equity securities of $131 thousand were recognized for the year ended December 31, 2021.

There were no sales of securities held-to-maturity during the years ended December 31, 2023, 2022, or 2021.

The following table summarizes the gross unrealized losses and fair value of securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position for the periods indicated:

	December 31, 2023
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$—	$—	$9,371	$629	$9,371	$629
Treasury securities	—	—	234,190	11,687	234,190	11,687
Corporate securities	20,935	917	130,235	22,891	151,170	23,808
Pass-through MBS issued by GSEs	—	—	203,469	24,978	203,469	24,978
Agency CMOs	—	—	251,900	46,491	251,900	46,491
State and municipal obligations	1,796	54	21,513	1,878	23,309	1,932

	December 31, 2022
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Treasury securities	$—	$—	$227,256	$19,643	$227,256	$19,643
Corporate securities	110,707	8,494	50,116	8,581	160,823	17,075
Pass-through MBS issued by GSEs	50,813	2,010	190,427	29,524	241,240	31,534
Agency CMOs	55,924	3,454	220,413	46,603	276,337	50,057
State and municipal obligations	10,848	174	22,681	2,847	33,529	3,021

As of December 31, 2023, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available-for-sale debt securities was required. Additionally, given the high-quality composition of the Company’s held-to-maturity portfolio, the Company did not record an allowance for credit losses on the held-to-maturity portfolio. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Accrued interest receivable on securities totaled $5.3 million and $5.4 million at December 31, 2023 and 2022 respectively, and was excluded from the amortized cost and estimated fair value totals in the table above.

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

At December 31, 2023, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. government: Agency Notes, Treasury Securities, Pass-through MBS issued by GSEs, Agency Collateralized Mortgage Obligations. Substantially all of the corporate bonds within the portfolio have maintained an investment grade rating by either Kroll, Egan-Jones, Fitch, Moody’s or Standard and Poor’s. None of the unrealized losses are related to credit losses. Substantially all of the state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

5. LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

	December 31,
(In thousands)	2023	2022
One-to-four family residential and cooperative/condominium apartment	$887,555	$773,321
Multifamily residential and residential mixed-use	4,017,176	4,026,826
CRE	4,620,900	4,457,630
ADC	168,513	229,663
Total real estate loans	9,694,144	9,487,440
C&I	1,066,938	1,071,712
Other loans	5,755	7,679
Total	10,766,837	10,566,831
Fair value hedge basis point adjustments (1)	6,591	—
Total loans, net of fair value hedge basis point adjustments	10,773,428	10,566,831
Allowance for credit losses	(71,743)	(83,507)
Loans held for investment, net	$10,701,685	$10,483,324
(1)	At December 31, 2023, the loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged one-to-four family residential mortgage loans, multifamily residential mortgage loans and CRE loans.

C&I loans included SBA PPP loans totaling $1.1 million and $5.8 million at December 31, 2023 and 2022, respectively. In June 2021, the Company sold $596.2 million of SBA PPP loans and recorded a gain of $20.7 million in gain on sale of SBA loans in the consolidated statements of operations.

The following tables present data regarding the allowance for credit losses activity for the periods indicated:

	Real Estate Loans
	One-to-Four
	Family	Multifamily
	Residential and	Residential
	Cooperative/	and
	Condominium	Residential			Total Real		Other
(In thousands)	Apartment	Mixed-Use	CRE	ADC	Estate	C&I	Loans	Total
Ending balance as of December 31, 2020	$644	$17,016	$9,059	$1,993	$28,712	$12,737	$12	$41,461
Impact of adopting CECL as of January 1, 2021	1,048	(8,254)	4,849	381	(1,976)	(1,935)	(8)	(3,919)
Beginning balance as of January 1, 2021	1,692	8,762	13,908	2,374	26,736	10,802	4	37,542
Day 1 acquired PCD loans	2,220	3,292	23,124	117	28,753	23,374	157	52,284
Provision for credit losses	1,975	(3,921)	(4,497)	2,366	(4,077)	6,016	1,364	3,303
Charge-offs	(20)	(391)	(3,406)	—	(3,817)	(4,984)	(777)	(9,578)
Recoveries	65	74	37	—	176	123	3	302
Ending balance as of December 31, 2021	$5,932	$7,816	$29,166	$4,857	$47,771	$35,331	$751	$83,853

Provision (credit) for credit losses	37	542	(1,891)	(3,134)	(4,446)	11,786	(430)	6,910
Charge-offs	—	—	—	—	—	(11,401)	(53)	(11,454)
Recoveries	—	2	54	—	56	4,137	5	4,198
Ending balance as of December 31, 2022	$5,969	$8,360	$27,329	$1,723	$43,381	$39,853	$273	$83,507

Provision (credit) for credit losses	858	(1,121)	(721)	266	(718)	3,464	129	2,875
Charge-offs	(14)	(2)	—	—	(16)	(15,364)	(300)	(15,680)
Recoveries	—	—	—	—	—	1,024	17	1,041
Ending balance as of December 31, 2023	$6,813	$7,237	$26,608	$1,989	$42,647	$28,977	$119	$71,743

The following tables present the amortized cost basis of loans on non-accrual status as of the periods indicated:

	December 31, 2023
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
One-to-four family residential and cooperative/condominium apartment	$—	$3,248	$133
CRE	2,298	8,229	832
ADC	—	657	305
C&I	1,482	13,185	12,932
Total	$3,780	$25,319	$14,202

	December 31, 2022
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
One-to-four family residential and cooperative/condominium apartment	$—	$3,203	$181
CRE	4,915	3,417	1,424
ADC	657	—	—
C&I	503	21,443	20,685
Other	—	99	99
Total	$6,075	$28,162	$22,389

The Company did not recognize interest income on non-accrual loans held for investment during the years ended December 31, 2023 or 2022.

The following tables summarize the past due status of the Company’s investment in loans as of the dates indicated:

	December 31, 2023
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$4,071	$73	$—	$3,248	$7,392	$880,163	$887,555
Multifamily residential and residential mixed-use	—	—	—	—	—	4,017,176	4,017,176
CRE	3,160	208	—	10,527	13,895	4,607,005	4,620,900
ADC	430	—	—	657	1,087	167,426	168,513
Total real estate	7,661	281	—	14,432	22,374	9,671,770	9,694,144
C&I	4,316	1,009	—	14,667	19,992	1,046,946	1,066,938
Other	—	—	—	—	—	5,755	5,755
Total	$11,977	$1,290	$—	$29,099	$42,366	$10,724,471	$10,766,837

	December 31, 2022
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Real estate:
One-to-four family residential, including condominium and cooperative apartment	$686	$—	$—	$3,203	$3,889	$769,432	$773,321
Multifamily residential and residential mixed-use	4,817	—	—	—	4,817	4,022,009	4,026,826
CRE	14,189	—	—	8,332	22,521	4,435,109	4,457,630
ADC	—	—	—	657	657	229,006	229,663
Total real estate	19,692	—	—	12,192	31,884	9,455,556	9,487,440
C&I	3,561	741	—	21,946	26,248	1,045,464	1,071,712
Other	264	1	—	99	364	7,315	7,679
Total	$23,517	$742	$—	$34,237	$58,496	$10,508,335	$10,566,831

Accruing Loans 90 Days or More Past Due:

At December 31, 2023 and 2022, there were no accruing loans 90 days or more past due.

Collateral Dependent Loans:

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as follows:

	Year Ended December 31,
	2023		2022
	Real Estate	Associated Allowance	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses	Collateral Dependent	for Credit Losses
CRE	$8,903	$621	$7,391	$1,297
ADC	657	305	657	—
C&I	1,444	—	949	—
Total	$11,004	$926	$8,997	$1,297

Related Party Loans

Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2023.

The following table sets forth selected information about related party loans:

Year Ended
(In thousands)	December 31, 2023
Beginning balance	$4,956
New loans	531
Repayments	(565)
Balance at end of period	$4,922

Loan Restructurings

The Company adopted ASU No. 2022-02 on January 1, 2023, which eliminates the recognition and measurement of a TDR. Due to the removal of the TDR designation, the Company applies the loan refinancing and restructuring guidance to determine whether a modification or other forms of restructuring result in a new loan or a continuation of an existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include conditions where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and/or a combinations of these modifications. The disclosures related to loan restructuring are only for modifications that directly affect cash flows.

The following table shows the amortized cost basis as of December 31, 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted:

	For the Year Ended December 31, 2023
			Term	Significant		% of
		Significant	Extension and	Payment Delay		Total Class
	Term	Payment	Significant	and Interest		of Financing
(Dollars in thousands)	Extension	Delay	Payment Delay	Rate Reduction	Total	Receivable
One-to-four family residential and cooperative/condominium apartment	$—	$2,856	$92	$—	$2,948	0.3%
Multifamily residential and residential mixed-use	—	—	—	—	—	0.0
CRE	—	24,706	—	—	24,706	0.5
ADC	—	—	—	—	—	0.0
C&I	1,789	12,020	520	298	14,627	1.4
Other	—	—	—	—	—	0.0
Total	$1,789	$39,582	$612	$298	$42,281	0.4%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

	For the Year Ended December 31, 2023
			Weighted Average
	Weighted Average	Weighted Average	Payment Delay
	Interest Rate	Months of	or Principal
(Dollars in thousands)	Reductions	Term Extensions	Forgiveness
One-to-four family residential and cooperative/condominium apartment	—%	189	$76
Multifamily residential and residential mixed-use	—	—	—
CRE	—	—	988
ADC	—	—	—
C&I	4.27	13	2,406
Other	—	—	—
Total	4.27%	202	$3,470

The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table describes the performance of loans that have been modified during the year ended December 31, 2023.

	December 31, 2023
		30-59	60-89	90+
(Dollars in thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
One-to-four family residential and cooperative/condominium apartment	$2,856	$—	$—	$—	$92	$2,948
Multifamily residential and residential mixed-use	—	—	—	—		—
CRE	24,706	—	—	—	—	24,706
ADC	—	—	—	—	—	—
C&I	12,496	—	—	—	2,131	14,627
Other	—	—	—	—	—	—
Total	$40,058	$—	$—	$—	$2,223	$42,281

There were no loans made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023, that subsequently defaulted. For the purposes of this disclosure, a payment default is defined as 90 or more days past due and still accruing. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

Prior to our adoption of ASU 2022-02, as of December 31, 2022, the Company had TDRs totaling $22.1 million. The Company had allocated $9.1 million of allowance for those loans at December 31, 2022, with no commitments to lend additional amounts. As of December 31, 2021, the Company had TDRs totaling $942 thousand. The Company had allocated $483 thousand of allowance for those loans at December 31, 2021, with no commitments to lend additional amounts.

During the year ended December 31, 2022, TDR modifications included reduction of outstanding principal, extensions of maturity dates, or favorable interest rates and loan terms than the prevailing market interest rates and loan terms.

During the year ended December 31, 2022, the Company modified one CRE loan as a TDR, and one Acquisition, Development, and Construction loan, which subsequently paid off during the year. During the year ended December 31, 2021, the Company modified one CRE loan as a TDR, which subsequently paid off during the year.

The following table presents the loans by category modified as TDRs that occurred during the year ended December 31, 2022:

	Modifications During the Year Ended December 31,
	2022			2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment
One-to-four family residential and cooperative/condominium apartment	2	$762	$762	2	$467	$467
CRE	1	991	991	1	10,000	10,000
ADC	1	13,500	13,500	—	—	—
C&I	7	21,934	21,938	1	456	488
Other	1	276	276	—	—	—
Total	12	$37,463	$37,467	4	$10,923	$10,955

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
One-to-four family residential, and condominium/cooperative apartment:
Pass	$170,601	$213,479	$102,684	$69,524	$62,356	$213,131	$31,205	$12,493	$875,473
Special mention	—	—	—	—	—	33	159	776	968
Substandard	—	—	—	1,005	337	8,711	—	1,061	11,114
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	170,601	213,479	102,684	70,529	62,693	221,875	31,364	14,330	887,555
YTD Gross Charge-Offs	—	—	—	—	—	—	—	14	14

Multifamily residential and residential mixed-use:
Pass	256,822	1,340,197	578,352	283,633	384,937	981,820	4,841	4,325	3,834,927
Special mention	—	—	9,334	3,880	3,886	64,273	—	—	81,373
Substandard	—	—	—	28,799	5,089	66,988	—	—	100,876
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	256,822	1,340,197	587,686	316,312	393,912	1,113,081	4,841	4,325	4,017,176
YTD Gross Charge-Offs	—	—	—	—	—	2	—	—	2

CRE:
Pass	417,973	990,748	817,171	566,427	484,930	1,025,160	24,839	11,538	4,338,786
Special mention	—	28,770	19,872	88,040	10,484	5,754	—	17,862	170,782
Substandard	—	—	151	61,424	7,289	42,468	—	—	111,332
Doubtful	—	—	—	—	—	—	—	—	—
Total CRE	417,973	1,019,518	837,194	715,891	502,703	1,073,382	24,839	29,400	4,620,900
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

ADC:
Pass	16,735	17,534	59,202	9,900	2,665	437	22,444	225	129,142
Special mention	—	11,500	14,961	—	12,253	—	—	—	38,714
Substandard	—	—	—	—	—	—	—	657	657
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	16,735	29,034	74,163	9,900	14,918	437	22,444	882	168,513
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

C&I:
Pass	60,771	138,145	24,865	25,371	25,142	37,019	620,799	31,467	963,579
Special mention	481	12,912	1,199	905	1,204	159	21,108	7,444	45,412
Substandard	—	1,857	2,045	5,577	1,768	11,936	15,567	18,449	57,199
Doubtful	—	—	—	—	—	748	—	—	748
Total C&I	61,252	152,914	28,109	31,853	28,114	49,862	657,474	57,360	1,066,938
YTD Gross Charge-Offs	—	—	77	38	4,166	2,229	5,464	3,390	15,364

Total:
Pass	922,902	2,700,103	1,582,274	954,855	960,030	2,257,567	704,128	60,048	10,141,907
Special mention	481	53,182	45,366	92,825	27,827	70,219	21,267	26,082	337,249
Substandard	—	1,857	2,196	96,805	14,483	130,103	15,567	20,167	281,178
Doubtful	—	—	—	—	—	748	—	—	748
Total Loans	$923,383	$2,755,142	$1,629,836	$1,144,485	$1,002,340	$2,458,637	$740,962	$106,297	$10,761,082
YTD Gross Charge-Offs	$—	$—	$77	$38	$4,166	$2,231	$5,464	$3,404	$15,380

	December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Revolving-Term	Total
One-to-four family residential, and condominium/cooperative apartment:
Pass	$225,031	$108,185	$72,732	$65,515	$66,038	$164,338	$41,172	$12,563	$755,574
Special mention	—	—	—	—	735	1,175	579	726	3,215
Substandard	—	—	1,026	1,227	407	10,779	—	1,093	14,532
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	225,031	108,185	73,758	66,742	67,180	176,292	41,751	14,382	773,321
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Multifamily residential and residential mixed-use:
Pass	1,386,549	582,393	316,424	395,933	127,074	1,107,281	12,584	—	3,928,238
Special mention	—	—	—	11,183	—	14,168	—	—	25,351
Substandard	—	—	12,294	7,001	20,311	33,631	—	—	73,237
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	1,386,549	582,393	328,718	414,117	147,385	1,155,080	12,584	—	4,026,826
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

CRE:
Pass	1,021,622	854,240	753,552	510,332	308,265	868,099	34,362	24,767	4,375,239
Special mention	2,864	—	19,655	4,653	14,372	15,478	—	—	57,022
Substandard	—	151	4,550	7,947	1,131	11,590	—	—	25,369
Doubtful	—	—	—	—	—	—	—	—	—
Total CRE	1,024,486	854,391	777,757	522,932	323,768	895,167	34,362	24,767	4,457,630
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

ADC:
Pass	36,877	152,543	11,242	15,943	—	2,087	10,033	281	229,006
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	657	—	—	—	—	—	—	657
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	36,877	153,200	11,242	15,943	—	2,087	10,033	281	229,663
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

C&I:
Pass	175,347	36,511	42,103	37,030	20,628	33,343	628,560	22,239	995,761
Special mention	3,770	—	894	1,529	1,521	843	9,062	478	18,097
Substandard	5,242	1,244	5,364	2,968	970	10,232	11,290	9,412	46,722
Doubtful	—	—	—	8,332	752	2,048	—	—	11,132
Total C&I	184,359	37,755	48,361	49,859	23,871	46,466	648,912	32,129	1,071,712
YTD Gross Charge-Offs	—	477	4,720	2,088	—	2,414	1,460	242	11,401

Total:
Pass	2,845,426	1,733,872	1,196,053	1,024,753	522,005	2,175,148	726,711	59,850	10,283,818
Special mention	6,634	—	20,549	17,365	16,628	31,664	9,641	1,204	103,685
Substandard	5,242	2,052	23,234	19,143	22,819	66,232	11,290	10,505	160,517
Doubtful	—	—	—	8,332	752	2,048	—	—	11,132
Total Loans	$2,857,302	$1,735,924	$1,239,836	$1,069,593	$562,204	$2,275,092	$747,642	$71,559	$10,559,152
YTD Gross Charge-Offs	$—	$477	$4,720	$2,088	$—	$2,414	$1,460	$242	$11,401

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

	Year Ended December 31,
(In thousands)	2023	2022
Performing	$5,755	$7,580
Non-accrual	—	99
Total	$5,755	$7,679

6. LOAN SERVICING ACTIVITIES

The Bank services real estate and C&I loans for others having principal balances outstanding of approximately $346.1 million and $347.9 million at December 31, 2023 and 2022, respectively. Loans serviced for others are not reported as assets. Servicing loans for others generally consists of collecting loan payments, maintaining escrow accounts, disbursing payments to investors, paying taxes and insurance and processing foreclosures. In connection with loans serviced for others, the Bank held borrowers’ escrow balances of $1.3 million at December 31, 2023 and 2022.

There are no restrictions on the Company’s consolidated assets or liabilities related to loans sold with servicing rights retained. Upon sale of these loans, the Company recorded an SRA in other assets, and has elected to account for the SRA under the "amortization method" prescribed under GAAP. The activity for SRAs for the periods indicated are as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Servicing right assets:
Beginning of year	$3,349	$3,856	$1,710
Acquired in the Merger	—	—	2,070
Additions	458	659	885
Amortized to expense	(639)	(907)	(809)
Sold	—	(259)	—
End of year	3,168	3,349	3,856

Valuation allowance:
Beginning of year	(201)	(80)	—
Additions expensed	(36)	(121)	(80)
End of year	(237)	(201)	(80)
Servicing right assets, net	$2,931	$3,148	$3,776

The fair value of SRAs was $3.4 million and $3.5 million, at December 31, 2023 and 2022, respectively. The fair value at December 31, 2023 was determined using discount rates ranging from 10.0% to 14.5%, prepayment speeds ranging from 6.5% to 12.2%, depending on the stratification of the specific servicing right, and a weighted average default rate of 0.67%. The fair value at December 31, 2022 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.7% to 16%, depending on the stratification of the specific servicing right, and a weighted average default rate of 0.67%.

7. PREMISES AND FIXED ASSETS, NET AND PREMISES HELD FOR SALE

Premises and Fixed Assets, Net

The following is a summary of premises and fixed assets, net:

	December 31,
(In thousands)	2023	2022
Land	$10,824	$10,824
Buildings	21,173	21,688
Leasehold improvements	28,307	26,862
Furniture, fixtures and equipment	25,909	25,750
Premises and fixed assets, gross	$86,213	$85,124
Less: accumulated depreciation and amortization	(41,345)	(38,375)
Premises and fixed assets, net	$44,868	$46,749

Depreciation and amortization expense amounted to $6.7 million, $7.4 million and $6.5 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Premises Held for Sale

During the year ended December 31, 2023, the Company transferred one real estate property utilized as a retail branch to premises held for sale totaling $905 thousand. There were no premises held for sale as of December 31, 2022.

During the year ended December 31, 2022, the Company sold one real estate property utilized as a retail branch for $1.9 million and recorded an associated gain of $1.4 million in Gain on sale of securities and other assets in the consolidated statements of operations.

8. LEASES

The following table presents the Company’s remaining maturities of undiscounted lease payments, as well as a reconciliation to the discounted operating lease liabilities in the Consolidated Statements of Financial Condition at December 31, 2023:

(In thousands)
2024	$13,009
2025	12,833
2026	12,173
2027	10,322
2028	4,297
Thereafter	6,260
Total undiscounted lease payments	58,894
Less amounts representing interest	(3,440)
Operating lease liabilities	$55,454

Other information related to our operating leases was as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Operating lease cost	$12,801	$11,428	$14,341
Cash paid for amounts included in the measurement of operating lease liabilities	12,560	10,574	13,975

	Year Ended December 31,
	2023		2022
Weighted average remaining lease term	5.0	years	5.9	years
Weighted average discount rate	2.34%		2.03%

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

At December 31, 2023 and 2022, the carrying amount of the Company’s goodwill was $155.8 million.

The Company performs its annual goodwill impairment test in the fourth quarter of every year, or more frequently if events or changes in circumstance indicate the asset might be impaired. It was determined during the annual impairment testing that no impairment was needed for the years ended December 31, 2023, 2022 and 2021.

The following table presents the change in Goodwill for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Beginning of year	$155,797	$155,797	$55,638
Acquired goodwill (1)	-	-	100,159
End of year	$155,797	$155,797	$155,797
(1)	See Note 2. Merger for additional information regarding the acquired goodwill

Other Intangible Assets

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable, all of which are core deposit intangibles:

	Year Ended December 31,
(In thousands)	2023	2022
Gross carrying value	$10,204	$10,204
Accumulated amortization	(5,145)	(3,720)
Net carrying amount	$5,059	$6,484

Amortization expense recognized on intangible assets was $1.4 million and $1.9 million for the years ended December 31, 2023 and 2022, respectively.

Estimated amortization expense for 2024 through 2028 and thereafter is as follows:

(In thousands)
2024	$1,164
2025	958
2026	795
2027	664
2028	560
Thereafter	918
Total	$5,059

10. RESTRICTED STOCK

The following is a summary of restricted stock:

	Year Ended December 31,
(In thousands)	2023	2022
FHLBNY capital stock	$73,475	$63,627
FRB capital stock	25,110	24,953
ACBB capital stock	165	165
Restricted stock	$98,750	$88,745

FHLBNY Capital Stock

The Bank is a member of the FHLBNY. Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. Members are required to own a particular amount of stock based on the level of borrowings and other factors. The Bank increased its outstanding FHLBNY advances by $182.0 million during the year ended December 31, 2023, resulting in an increase of required FHLBNY stock. The Bank owned 734,751 shares and 636,274 shares at December 31, 2023 and 2022, respectively. The Bank recorded dividend income on the FHLBNY capital stock of $5.4 million, $853 thousand and $1.9 million during the years ended December 31, 2023, 2022 and 2021, respectively.

FRB Capital Stock

The Bank is a member of the FRB. Membership requires the purchase of shares of FRB capital stock at $50 per share. The Bank owned 502,197 shares at December 31, 2023 and 499,052 shares at December 31, 2022. The Bank recorded dividend income on the FRB capital stock of $1.0 million, $828 thousand, and $442 thousand during the years ended December 31, 2023, 2022, and 2021, respectively.

ACBB Capital Stock

The Bank has a relationship with ACBB. The relationship requires the purchase of shares of ACBB capital stock between $2,500 and $3,250 per share. The Bank owned 60 shares at December 31, 2023 and 2022. The Bank recorded dividend income on the ACBB capital stock of $2 thousand during the year ended December 31, 2023 and $1 thousand during the years ended December 31, 2022, and 2021, respectively.

11. DEPOSITS

Deposits are summarized as follows:

	Year Ended December 31,
	2023		2022
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Liability	Rate	Liability
Savings (1)	3.67%	$2,335,490	2.24%	$2,260,101
CDs	4.43	1,607,683	2.25	1,115,364
Money market	3.46	3,125,996	1.50	2,532,270
Interest-bearing checking	0.77	515,987	1.01	827,454
Non-interest-bearing checking (1)	—	2,945,499	—	3,519,218
Total	2.56%	$10,530,655	1.19%	$10,254,407
(1)	Includes mortgage escrow deposits.

The following table presents a summary of scheduled maturities of CDs outstanding at December 31, 2023:

	Maturing	Weighted Average
(Dollars in thousands)	Balance	Interest Rate
2024	$1,489,735	4.60%
2025	81,297	2.52
2026	25,742	2.26
2027	7,527	0.18
2028	3,382	0.05
2029 and beyond	—	—
Total	$1,607,683	4.43%

CDs that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250 thousand were $115.3 million and $129.6 million at December 31, 2023 and 2022, respectively.

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

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. The Company engages in far value hedges, cash flow hedges and freestanding derivatives.

Fair Values of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Financial Condition

The tables below present the fair value of the Company’s derivative assets and liabilities as well as their classification on the consolidated statements of financial condition as of December 31, 2023 and December 31, 2022.

	December 31, 2023		December 31, 2022
	Notional	Fair Value	Notional	Fair Value
(Dollars in thousands)	Amount	Assets	Amount	Assets
Derivatives designated as hedging instruments
Cash flow hedges - interest rate products	$150,000	$12,492	$150,000	$17,874

Derivatives not designated as hedging instruments
Interest rate products	1,682,961	114,671	1,594,356	137,335

	December 31, 2023		December 31, 2022
	Notional	Fair Value	Notional	Fair Value
(Dollars in thousands)	Amount	Liabilities	Amount	Liabilities
Derivatives designated as hedging instruments
Fair value hedges - interest rate products	$500,000	$6,594	$—	$—
Cash flow hedges - interest rate products	200,000	5,031	—	—

Derivatives not designated as hedging instruments
Interest rate products	1,682,961	114,671	1,594,356	137,335
Other contracts	93,891	24	71,103	33

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations as of December 31, 2023 and December 31, 2022.

	December 31, 2023		December 31, 2022
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense
Effects of fair value or cash flow hedges are recorded	$561	$2,275	$—	$—

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items	6,591	—	—	—
Derivatives designated as hedging instruments	(6,030)	—	—	—

Gain or (loss) on cash flow hedging relationships
Interest contracts
Gain (loss) reclassified from AOCI into income	—	2,275	—	1,134

Fair Value Hedges

The Company uses fair value hedges to protect against changes in fair value of certain interest rate sensitive assets. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

In October 2023, the Company entered into interest rate swaps with a notional amount totaling $500.0 million which was designated as a fair value hedge on a closed pool of certain fixed rate loans that are settled daily to market. As of December 31, 2023, the Company posted $6.5 million to the Chicago Mercantile Exchange ("CME") clearing house related to the fair value derivatives settled daily to market. The Company pays an average fixed rate of 4.82% and receives a floating rate based on the US federal funds effective rate for the life of the agreement without an exchange of the underlying notional amount. For derivatives that are designated as fair value hedges, the gain or loss on the derivatives as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.

The amortized cost basis of the closed portfolio of the fixed rate mortgage loans on December 31, 2023 totaled $729.5 million. The amount identified as the last-of-layer in the open hedge relationship was $500.0 million, which is the amount of loans in the closed portfolio anticipated to be outstanding for the designated hedge period. The basis adjustment associated with the hedge was a $6.6 million asset as of December 31, 2023, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedged relationship.

During the year ended December 31, 2023, the Company recorded a $561 thousand credit from the swap transaction as a component of interest income in the consolidated statements of operations.

As of December 31, 2023, the following amounts were recorded on the consolidated statements of financial condition related to cumulative basis adjustment for fair value hedges:

	Year Ended December 31,
	2023		2022
(Dollars in thousands)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed Rate Loans	$506,591	$6,591	$—	$—

Cash Flow Hedges

The Company uses cash flow hedges to protect against variability in cash flows associated with existing or forecasted issuances of short-term borrowing. Cash flow hedges on liabilities involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $6.4 million will be reclassified as a decrease to interest expense.

During the years ended December 31, 2023 and 2022, the Company did not terminate any derivatives. During the year ended December 31, 2021, the Company terminated 34 derivatives with notional values totaling $785.0 million, resulting in a termination value of $16.5 million which was recognized in loss on termination of derivatives in non-interest income.

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive loss as of December 31, 2023, 2022 and 2021.

	Year Ended December 31,
(In thousands)	2023	2022	2021
(Loss) gain recognized in other comprehensive income (loss)	$(11,782)	$14,412	$5,277
Gain recognized on termination of derivatives	—	—	16,505
(Loss) gain reclassified from other comprehensive income into interest expense	(2,092)	1,621	(940)

All cash flow hedges are recorded gross on the statement of financial condition.

Certain cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Bank to post cash collateral if the derivative exposure exceeds a threshold amount. As of December 31, 2023 and 2022, the Company received $13.5 million and $17.8 million, respectively, in collateral from its third-party counterparties under the agreements in a net asset position. Additionally, the Bank entered certain cash flow hedges that are CME exchanged and settled daily to market. As of December 31, 2023, the Company posted $4.9 million to the CME clearing house that are accounted for as settlements of the derivative liabilities.

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

	December 31, 2023
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	49	$491,394	$10,985	$—
Loan level interest rate swaps with borrower	178	1,121,085	—	103,570
Loan level interest rate floors with borrower	2	29,721	—	—
Loan level interest rate floors with borrower	7	40,761	—	116
Loan level interest rate swaps with third-party counterparties	49	491,394	—	10,985
Loan level interest rate swaps with third-party counterparties	178	1,121,085	103,570	—
Loan level interest rate floors with third-party counterparties	2	29,721	—	—
Loan level interest rate floors with third-party counterparties	7	40,761	116	—

	December 31, 2022
		Notional	Fair Value	Fair Value
(In thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	3	$53,311	$1,524	$—
Loan level interest rate swaps with borrower	185	1,214,736	—	126,751
Loan level interest rate floors with borrower	40	326,309	—	9,060
Loan level interest rate swaps with third-party counterparties	3	53,311	—	1,524
Loan level interest rate swaps with third-party counterparties	185	1,214,736	126,751	—
Loan level interest rate floors with third-party counterparties	40	326,309	9,060	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Loan level derivative income	$7,081	$3,637	$2,909

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of December 31, 2023 and December 31, 2022, the Company did not post collateral to its third-party counterparties. As of December 31, 2021, posted collateral was $14.0 million. As of December 31, 2023, the Company received $94.7 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2022, the Company received $135.3 million in collateral from its third-party counterparties under the agreements in a net asset position.

Risk Participation Agreements

The Company enters into risk participation agreements to manage economic risks but does not designate the instruments in hedge relationships. As of December 31, 2023 and December 31, 2022, the notional amounts of risk participation agreements for derivative liabilities were $93.9 million and $71.1 million, respectively. The related fair values of the Company’s risk participation agreements were immaterial as of December 31, 2023 and December 31, 2022

Credit Risk Related Contingent Features

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

For derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, any breach of the above provisions by the Company may require settlement of its obligations under the agreements at the termination value with the respective counterparty. As of December 31, 2023, there were no derivatives in a net liability position, and therefore the termination value was zero. There were no provisions breached for the year ended December 31, 2023.

13. FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY (“Advances”) totaling $1.31 billion and $1.13 billion at December 31, 2023 and 2022, respectively, all of which were fixed rate. In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank was eligible to borrow or secure municipal letters of credit up to $4.09 billion as of December 31, 2023 and $4.13 billion as of December 31, 2022, and maintained sufficient qualifying collateral, as defined by the FHLBNY. We pledge real estate loans including Residential, Multifamily and CRE. At December 31, 2023 there were no callable Advances and the Bank had $1.19 billion of remaining borrowing capacity through the FHLBNY.

During the years ended December 31, 2023 and 2022, the Company did not have any prepayment penalty expense recognized as a loss on extinguishment of debt. During the year ended December 31, 2021, the Company’s prepayment penalty expense was recognized as a loss on extinguishment of debt.

The following table is a summary of FHLBNY extinguishments for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
FHLBNY advances extinguished	$-	$-	$209,010
Weighted average rate	-%	-%	1.31%
Loss on extinguishment of debt	$-	$-	$1,751

The following table presents the contractual maturities of FHLBNY advances for each of the next five years. There were no FHLBNY advances with an overnight contractual maturity at December 31, 2023 or 2022.

	December 31,
(Dollars in thousands)	2023	2022
2023, fixed rate at rates from 3.85% to 5.65%	—	1,095,000
2024, fixed rate at rates from 4.85% to 5.67%	1,265,000	—
2027, fixed rate at 4.25%	36,000	36,000
2028, fixed rate at 4.04%	12,000	—
Total FHLBNY advances	$1,313,000	$1,131,000

Total FHLBNY advances had a weighted average interest rate of 5.23% and 4.55% at December 31, 2023 and December 31, 2022, respectively.

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

The remaining $40.0 million of fixed-to-floating rate subordinated debentures were issued by the Company in September 2015, are callable at par after ten years, have a stated maturity of September 30, 2030, and bear interest at a fixed annual rate of 5.75% per year, for the first five years. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month CME Term SOFR plus 372 basis points.

The subordinated debentures totaled $200.2 million at December 31, 2023 and $200.3 million at December 31, 2022. Interest expense related to the subordinated debt was $10.2 million, $10.6 million and $8.5 million during the years ended December 31, 2023, 2022 and 2021, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

15. OTHER SHORT-TERM BORROWINGS

The following is a summary of other short-term borrowings:

	December 31,
(In thousands)	2023	2022
Repurchase agreements	$—	$1,360
Other short-term borrowings	$—	$1,360

Repurchase Agreements

The Bank utilizes securities sold under agreements to repurchase (“repurchase agreements”) as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities, of which 100% were pass-through MBS issued by GSEs. There were no repurchase agreements at December 31, 2023.

Repurchase agreements are financing arrangements that at maturity, the securities underlying the agreements are returned to the Bank. The primary risk associated with these secured borrowings is the requirement to pledge a market value-based balance of collateral in excess of the borrowed amount. The excess collateral pledged represents an unsecured exposure to the lending counterparty. As the market value of the collateral changes, both through changes in discount rates and spreads as well as related cash flows, additional collateral may need to be pledged. In accordance with the Bank’s policies, eligible counterparties are defined and monitored to minimize exposure.

There was no interest expense on repurchase agreements for the year ended December 31, 2023. Interest expense on repurchase agreements for the years ended December 31, 2022 and 2021 was $1 thousand, respectively.

AFX

The Bank is a member of AFX, through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily. Interest expense on AFX borrowings for the years ended December 31, 2023, 2022 and 2021 was $101 thousand, $1.4 million, and $1 thousand, respectively.

16. INCOME TAXES

The Company’s consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Current expense
Federal	$24,469	$39,492	$23,759
State and city	15,681	17,205	11,815
Total current expense	40,150	56,697	35,574

Deferred expense
Federal	1,393	840	5,490
State and city	(758)	1,822	3,106
Total deferred expense	635	2,662	8,596
Total	$40,785	$59,359	$44,170

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

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Tax at federal statutory rate	$28,745	$44,502	$31,115
State and local taxes, net of federal income tax benefit	12,237	13,699	11,601
Benefit plan differences	(127)	(127)	(107)
Investment in BOLI	(2,047)	(2,173)	(1,485)
Equity based compensation	79	(141)	(301)
Salaries deduction limitation	2,381	2,054	3,419
Transaction costs	—	—	181
Other, net	(483)	1,545	(253)
Total	$40,785	$59,359	$44,170
Effective tax rate	29.80%	28.01%	29.81%

The increase in effective tax rate in 2023 was primarily the result of an increase in the Section 162M limitation due to executive severance. Deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities. The components of Federal, State and City deferred income tax assets and liabilities were as follows:

	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses and other contingent liabilities	$26,926	$28,175
Tax effect of other components of income on securities available-for-sale	34,745	38,140
Tax effect of other components of income on securities held-to-maturity	7,216	8,138
Operating lease liability	19,229	19,256
Other	2,603	2,074
Total deferred tax assets	90,719	95,783
Deferred tax liabilities:
Tax effect of other components of income on derivatives	2,368	5,394
Employee benefit plans	1,707	976
Tax effect of purchase accounting fair value adjustments	1,329	2,352
Difference in book and tax carrying value of fixed assets	2,230	4,261
Difference in book and tax basis of unearned loan fees	3,239	2,431
Operating lease asset	18,266	18,414
States taxes	2,166	2,801
Other	241	1,002
Total deferred tax liabilities	31,546	37,631
Net deferred tax asset (recorded in other assets)	$59,173	$58,152

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State of New York, City of New York and the State of New Jersey.

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

No valuation allowances were recognized on deferred tax assets during the years ended December 31, 2023 or 2022, since, at each period end, it was deemed more likely than not that the deferred tax assets would be fully realized.

In connection with the Merger, the Company acquired a federal net operating loss (“NOL”) carryforward subject to Internal Revenue Code Section 382. The Company recorded a deferred tax asset that it expects to realize within the carryforward period. At December 31, 2023, the remaining federal NOL carryforward was $2.2 million. At December 31, 2023, the Company had a New York State NOL carryforward of $543 thousand, and recorded a deferred tax asset that it expects to recover within the carryforward period. At December 31, 2023, the Company had a New York City NOL carryforward balance of zero. The New York State NOLs at December 31, 2023 included NOLs acquired in connection with the Merger.

At December 31, 2023 and 2022, the Bank had accumulated bad debt reserves totaling $15.1 million for which no provision for income tax was required to be recorded. These bad debt reserves could be subject to recapture into taxable income under certain circumstances, including a distribution of the bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal income tax purposes. Should the reserves as of December 31, 2023 be fully recaptured, the Bank would recognize $4.8 million in additional income tax expense. The Company expects to take no action in the foreseeable future that would require the establishment of a tax liability associated with these bad debt reserves.

The Company is subject to regular examination by various tax authorities in jurisdictions in which it conducts significant business operations. The Company regularly assesses the likelihood of additional examinations in each of the tax jurisdictions resulting from ongoing assessments.

Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation. Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold. This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. The Company had no unrecognized tax benefits as of December 31, 2023 or 2022. The Company does not anticipate any material change to unrecognized tax benefits during the year ended December 31, 2024.

As of December 31, 2023, the tax years ended December 31, 2023, 2022, 2021, and 2020, remained subject to examination by all of the Company's relevant tax jurisdictions. The Company is currently not under audit in any taxing jurisdictions.

17. MERGER RELATED EXPENSES

Merger-related expenses were recorded in the consolidated statements of operations as a component of non-interest expense and include costs relating to the Merger, as described in Note 2. Merger. These charges represent one-time costs associated with merger activities and do not represent ongoing costs of the fully integrated combined organization. Accounting guidance requires that merger-related transactional and restructuring costs incurred by the Company be charged to expense as incurred. There were no costs associated with merger expenses and transaction costs for the year ended December 31, 2023 and December 31, 2022. Costs associated with employee severance and other merger-related compensation expense incurred in connection with the Merger totaled $15.9 million for the year ended December 31, 2021 and were recorded in merger expenses and transaction costs expense in the consolidated statements of operations. Transaction costs (inclusive of costs to terminate leases) in connection with the Merger totaled $28.9 million, for the year ended December 31, 2021, and were recorded in merger expenses and transaction costs in the consolidated statements of operations.

18. BRANCH RESTRUCTURING COSTS

On June 29, 2021, the Company issued a press release announcing that the Bank planned to combine five branch locations into other existing branches. The combinations took place in October 2021. Costs associated with early lease terminations and accelerated depreciation of fixed assets totaled $5.1 million for the year ended December 31, 2021 and were recorded in branch restructuring costs in the consolidated statements of operations. There were no branch restructuring costs for the years ended December 31, 2023 or 2022.

19. RETIREMENT AND POSTRETIREMENT PLANS

The Bank maintains two noncontributory pension plans that existed before the Merger: (i) the Retirement Plan of Dime Community Bank (“Employee Retirement Plan”) and (ii) the BNB Bank Pension Plan, covering all eligible employees. Bank of America, N.A. (“BANA”) was the Trustee for the Employee Retirement Plan and BNB Bank Pension Plan assets as of December 31, 2023.  Pentegra Retirement Trust was the trustee for the Employee Retirement Plan prior to the transfer to BANA during the year ended December 31, 2021. The assets of both plans are overseen by the Retirement Committee (“Committee”), comprised of management, who meet quarterly and set investment policy guidelines. Merrill Lynch, Pierce, Fenner & Smith, Inc. (“MLPF&S”) and Blackrock are the investment managers of the assets of both plans. The Committee meets with representatives of MLPF&S and reviews the performance of the plan assets. Pension plan assets include cash and cash equivalents, equities and fixed income securities.

Employee Retirement Plan

The Bank sponsors the Employee Retirement Plan, a tax-qualified, noncontributory, defined-benefit retirement plan. Prior to April 1, 2000, substantially all full-time employees of at least 21 years of age were eligible for participation after one year of service. Effective April 1, 2000, the Bank froze all participant benefits under the Employee Retirement Plan. On December 21, 2023, the Company’s Board of Directors adopted a resolution to terminate the Employee Retirement Plan effective December 31, 2023. Retirement benefits of the plan were vested as they were earned. For the years ended December 31, 2023 and 2022, the Bank used December 31 as its measurement date for the Employee Retirement Plan.

The funded status of the Employee Retirement Plan was as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of year	$19,021	$24,961
Interest cost	900	622
Actuarial (gain) loss	384	(5,004)
Benefit payments	(1,584)	(1,558)
Projected benefit obligation at end of year	18,721	19,021

Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of year	22,593	28,693
Return on plan assets	294	(4,542)
Benefit payments	(1,584)	(1,558)
Balance at end of year	21,303	22,593
Funded status at end of year	$2,582	$3,572

The net periodic cost for the Employee Retirement Plan included the following components:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Interest cost	$900	$622	$562
Expected return on plan assets	(1,521)	(1,949)	(1,846)
Amortization of unrealized loss	572	261	824
Net periodic benefit (credit) cost	$(49)	$(1,066)	$(460)

The change in accumulated other comprehensive loss that resulted from the Employee Retirement Plan is summarized as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Balance at beginning of period	$(5,323)	$(4,097)
Amortization of unrealized loss	572	261
Loss recognized during the year	(1,612)	(1,487)
Balance at the end of the period	$(6,363)	$(5,323)
Period end component of accumulated other comprehensive loss, net of tax	$4,343	$3,649

Major assumptions utilized to determine the net periodic cost of the Employee Retirement Plan benefit obligations were as follows:

	At or for the Year Ended December 31,
	2023	2022	2021
Discount rate used for net periodic benefit cost	4.90%	2.55%	2.15%
Discount rate used to determine benefit obligation at period end	4.70	4.90	2.55
Expected long-term return on plan assets used for net periodic benefit cost	7.00	7.00	7.00
Expected long-term return on plan assets used to determine benefit obligation at period end	7.00	7.00	7.00

Plan Assets

At December 31, 2023, the Employee Retirement Plan’s assets included included debt securities. Debt securities include corporate bonds, government issues, mortgage-backed securities, high yield securities and mutual funds.

The weighted average expected long-term rate of return is estimated based on current trends in Employee Retirement Plan assets, as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice No. 27 for the real and nominal rate of investment return for a specific mix of asset classes. The long-term rate of return considers historical returns for the S&P 500 index and corporate bonds representing cumulative returns of approximately 9.0% and 5.0%, respectively. These returns were considered along with the target allocations of asset categories. When these overall return expectations were applied to the Employee Retirement Plan’s target allocation, the expected annual rate of return was determined to be 7.00% at both December 31, 2023 and 2022.

The Bank did not make any contributions to the Employee Retirement Plan during the year ended December 31, 2023. The Bank does not expect to make contributions to the Employee Retirement Plan during the year ending December 31, 2024.

The weighted-average allocation by asset category of the assets of the Employee Retirement Plan was summarized as follows:

	December 31,
	2023	2022
Asset category:
Equity securities	—%	51%
Debt securities	100	47
Cash equivalents	—	2
Total	100%	100%

The allocation percentages in the above table were consistent with future planned allocation percentages as of December 31, 2023 and 2022, respectively.

The following tables present a summary of the Employee Retirement Plan’s investments measured at fair value on a recurring basis by level within the fair value hierarchy, as of the dates indicated. (See Note 24 for a discussion of the fair value hierarchy).

	December 31, 2023
	Fair Value Measurements Using:
	Quoted
	Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Description:
Cash and cash equivalents	$—	$58	$—	$58
Fixed income securities:
Government	21,245	—	—	21,245
Total Plan Assets	$21,245	$58	$—	$21,303

	December 31, 2022
	Fair Value Measurements Using:
	Quoted
	Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Description:
Cash and cash equivalents	$—	$541	$—	$541
Equities:
U.S. large cap	8,398	—	—	8,398
U.S. mid cap/small cap	2,348	—	—	2,348
International	2,718	—	—	2,718
Equities blend	192	—	—	192
Fixed income securities:
Corporate	—	1,305	—	1,305
Government	2,527	—	—	2,527
Mortgage-backed	—	586	—	586
High yield bonds and bond funds	—	3,978	—	3,978
Total Plan Assets	$16,183	$6,410	$—	$22,593

Benefit payments for the fiscal year ending December 31st are anticipated to be made as follows:

(In thousands)
2024	$1,526
2025	1,518
2026	1,475
2027	1,447
2028	1,401
2029 to 2033	6,621

BNB Bank Pension Plan

During 2012, Bridge amended the BNB Bank Pension Plan by revising the formula for determining benefits effective January 1, 2013, except for certain grandfathered Bridge employees. Additionally, new Bridge employees hired on or after October 1, 2012 were not eligible for the BNB Bank Pension Plan. For the year ended December 31, 2023, the Bank used December 31 as its measurement date for the BNB Bank Pension Plan. Effective December 31, 2023, the Bank froze all participant benefits under the BNB Pension Plan, the impact of which is reflected in the recorded curtailment as of December 31, 2023. On December 21, 2023, the Company’s Board of Directors adopted a resolution to terminate the BNB Bank Pension Plan effective December 31, 2023. Retirement benefits of the plan were vested as they were earned.

The funded status of the BNB Bank Pension Plan was as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of year	$27,920	$34,495
Service cost	564	807
Interest cost	1,263	793
Actuarial gain	(883)	(7,111)
Curtailment	(446)	—
Benefit payments	(1,136)	(1,064)
Projected benefit obligation at end of year	27,282	27,920

Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of year	38,572	47,857
Return on plan assets	734	(8,221)
Benefit payments	(1,136)	(1,064)
Balance at end of year	38,170	38,572
Funded status at end of year	$10,888	$10,652

The net periodic cost for the BNB Bank Pension Plan included the following components:

	Year Ended December 31,
(In thousands)	2023	2022
Service cost	$564	$807
Interest cost	1,263	793
Expected return on plan assets	(2,760)	(3,441)
Net periodic benefit credit	$(933)	$(1,841)

The change in accumulated other comprehensive income that resulted from the BNB Bank Pension Plan is summarized as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Balance at beginning of period	$(2,358)	$2,193
Loss recognized during the year	(698)	(4,551)
Balance at the end of the period	$(3,056)	$(2,358)
Period end component of accumulated other comprehensive income, net of tax	$2,087	$1,617

Major assumptions utilized to determine the net periodic cost of the BNB Bank Pension Plan benefit obligations were as follows:

	At or for the Year Ended December 31,
	2023	2022
Discount rate used for net periodic benefit cost	4.98%	2.69%
Discount rate used to determine benefit obligation at period end	4.79	4.98
Expected long-term return on plan assets used for net periodic benefit cost	7.25	7.25
Expected long-term return on plan assets used to determine benefit obligation at period end	7.25	7.25

Plan Assets

At December 31, 2023, the BNB Bank Pension Plan’s assets included cash equivalents and debt securities.

The weighted average expected long-term rate of return is estimated based on current trends in BNB Bank Pension Plan assets, as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice No. 27 for the real and nominal rate of investment return for a specific mix of asset classes. The long-term rate of return considers historical returns for the S&P 500 index and corporate bonds representing cumulative returns of approximately 9.0% and 5.0%, respectively. These returns were considered along with the target allocations of asset categories. When these overall return expectations were applied to the BNB Bank Pension Plan’s target allocation, the expected annual rate of return was determined to be 7.25% at December 31, 2023 and 2022.

The Bank did not make any contributions to the BNB Bank Pension Plan during the year ended December 31, 2023. The Bank does not expect to make contributions to the BNB Bank Pension Plan during the year ending December 31, 2024.

The weighted-average allocation by asset category of the assets of the BNB Bank Pension Plan was summarized as follows:

	December 31,
	2023	2022
Asset category:
Equity securities	-%	51%
Debt securities	99	46
Cash equivalents	1	3
Total	100%	100%

The following tables present a summary of the BNB Bank Pension Plan’s investments measured at fair value on a recurring basis by level within the fair value hierarchy, as of the dates indicated. (See Note 24 for a discussion of the fair value hierarchy).

	Fair Value Measurements
	at December 31, 2023
	Quoted
	Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Description:
Cash and cash equivalents	$—	$317	$—	$317
Fixed income securities:
Government	37,853	—	—	37,853
Total Plan Assets	$37,853	$317	$—	$38,170

	Fair Value Measurements
	at December 31, 2022
	Quoted
	Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Description:
Cash and cash equivalents	$—	$1,001	$—	$1,001
Equities:
U.S. large cap	14,310	—	—	14,310
U.S. mid cap/small cap	4,094	—	—	4,094
International	4,658	—	—	4,658
Equities blend	308	—	—	308
Fixed income securities:
Corporate	—	2,203	—	2,203
Government	4,275	—	—	4,275
Mortgage-backed	—	979	—	979
High yield bonds and bond funds	—	6,744	—	6,744
Total Plan Assets	$27,645	$10,927	$—	$38,572

Benefit payments for the fiscal year ending December 31st are anticipated to be made as follows:

(In thousands)
2024	$1,298
2025	1,379
2026	1,501
2027	1,477
2028	1,529
2029 to 2033	9,075

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) that existed before the Merger. The 401(k) Plan covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the first day of the month following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $22,500 for the calendar year ended December 31, 2023. Under the provisions of the 401(k) plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. The 401(k) plan does not allow for investment in the Company’s common stock. Legacy Dime employees were allowed to rollover Company common stock shares in-kind held in the former Dime Community Bank KSOP Plan (“Dime KSOP Plan”) and hold in the 401(k) Plan. The 401(k) held Company common stock within the accounts of participants totaling $6.3 million and $7.8 million at December 31, 2023 and 2022, respectively. Total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $2.5 million during the year ended December 31, 2023 and $2.3 million during the years December 31, 2022, and December 31, 2021, respectively.

Dime KSOP Plan

The Dime Community Bank KSOP Plan (“Dime KSOP Plan”) was terminated by resolution of the Legacy Dime Board of Directors.  The effective date of the Dime KSOP Plan termination was February 1, 2021, the date of the Merger. As such, all participants were required to transfer their assets out of the Dime KSOP Plan.  The KSOP held Legacy Dime common stock within the accounts of participants totaling $40 thousand at December 31, 2021. During the year ended December 31, 2021, total expense recognized as a component of salaries and employee benefits expense for the Dime KSOP Plan was $338 thousand.

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

As of December 31, 2021, the Bank used December 31st as its measurement date for both the BMP and Outside Director Retirement Plan.

In connection with the Merger, the Outside Director Retirement Plan and the BMP were terminated, resulting in lump sum payments to the participants in the amounts of $2.8 million for the Outside Director Retirement Plan and $6.2 million for the BMP. The total expense recognized as a curtailment loss during the year ended December 31, 2021 was $1.5 million.

The combined funded status of the defined benefit portions of the BMP and the Director Retirement Plan was as follows:

Year Ended
(In thousands)	December 31, 2021
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of year	$9,328
Interest cost	12
Benefit payments	(9,063)
Actuarial (gain) loss	(277)
Projected benefit obligation at end of year	—
Plan assets at fair value:
Balance at beginning of year	—
Contributions	9,063
Benefit payments	(9,063)
Balance at end of period	—
Funded status at end of year	$—

The combined net periodic cost for the defined benefit portions of the BMP and the Director Retirement Plan included the following components:

Year Ended
(In thousands)	December 31, 2021
Interest cost	$12
Curtailment loss	1,543
Amortization of unrealized loss	—
Net periodic benefit cost	$1,555

The combined change in accumulated other comprehensive loss that resulted from the BMP and Director Retirement Plan is summarized as follows:

Year Ended
(In thousands)	December 31, 2021
Balance at beginning of year	$(1,820)
Amortization of unrealized loss	—
Gain (loss) recognized during the year	277
Curtailment credit	1,543
Balance at the end of year	$—
Period end component of accumulated other comprehensive loss, net of tax	$—

Postretirement Benefit Plan

The Bank offered the Postretirement Benefit Plan to its retired employees who provided at least five consecutive years of credited service and were active employees prior to April 1, 1991. Postretirement Benefit Plan benefits were available only to full-time employees who commence or commenced collecting retirement benefits from the Retirement Plan immediately upon termination of service from the Bank. The Postretirement Benefit Plan was amended effective March 31, 2015 to eliminate plan participation for post-amendment retirees. The plan was terminated during the year ended December 31, 2020.

The funded status of the Postretirement Benefit Plan was as follows:

Year Ended
(In thousands)	December 31, 2021
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of year	$13
Interest cost	—
Actuarial loss	—
Curtailment gain	—
Benefit payments	(13)
Projected benefit obligation at end of year	—
Plan assets at fair value:
Balance at beginning of year	—
Contributions	13
Benefit payments	(13)
Balance at end of period	—
Funded status at end of year	$—

20. STOCK-BASED COMPENSATION

Before the Merger, Bridge and Legacy Dime granted share-based awards under their respective stock-based compensation plans, (collectively, the “Legacy Stock Plans”), which are both subject to the accounting requirements of ASC 718.

In May 2021, the Company’s shareholders approved the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. The Company no longer makes grants under the Legacy Stock Plans. Awards outstanding under the Legacy Stock Plans will continue to remain outstanding and subject to the terms and conditions of the Legacy Stock Plans. At December 31, 2023, there were 638,799 shares reserved for issuance under the 2021 Equity Incentive Plan.

In connection with the Merger, all outstanding stock options granted under Legacy Dime’s equity plans, were legally assumed by the combined company and adjusted so that its holder is entitled to receive a number of shares of Dime’s common stock equal to the product of (a) the number of shares of Legacy Dime common stock subject to such award multiplied by (b) the Exchange Ratio and (c) rounded, as applicable, to the nearest whole share, and otherwise subject to the same terms and conditions (including, without limitation, with respect to vesting conditions (taking into account any vesting that occurred at the Merger Date).

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

Stock Option Activity

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average Exercise	Contractual	Intrinsic
(Dollars in thousands except share and per share amounts)	Options	Price	Years	Value
Options outstanding at January 1, 2023	92,137	$35.39	6.2	—
Options exercised	—	—
Options forfeited	(65,142)	35.38
Options outstanding at December 31, 2023	26,995	$35.39	5.2	$—
Options vested and exercisable at December 31, 2023	26,995	$35.39	5.2	$—

Information related to stock options during each period is as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash received for option exercise cost	$—	$—	$431
Income tax (expense) benefit recognized on stock option exercises	—	—	(15)
Intrinsic value of options exercised	—	—	171

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of December 31, 2023 were as follows:

	Outstanding Options		Vested Options
		Weighted		Weighted
		Average		Average
		Contractual		Contractual
		Years		Years
	Amount	Remaining	Amount	Remaining
Exercise Prices:
$34.87	10,061	6.1	10,061	6.1
$35.35	9,802	5.1	9,802	5.1
$36.19	7,132	4.1	7,132	4.1
Total	26,995	5.2	26,995	5.2

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2023	350,758	$28.63
Shares granted	220,750	25.47
Shares vested	(134,648)	29.37
Shares forfeited	(80,065)	26.45
Unvested allocated shares outstanding at December 31, 2023	356,795	$26.88

Information related to RSAs during each period is as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Compensation expense recognized	$4,003	$3,516	$5,253
Income tax (expense) benefit recognized on vesting of RSAs	(188)	(10)	27

As of December 31, 2023, there was $5.6 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 1.7 years.

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

As of December 31, 2023 and 2022, 195,066 shares and 60,755 shares have been granted, respectively.

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Maximum aggregate share payout at January 1, 2023	95,831	$30.35
Shares granted	195,066	17.69
Shares forfeited	(60,987)	25.21
Maximum aggregate share payout at December 31, 2023	229,910	$20.97
Minimum aggregate share payout	—	—
Expected aggregate share payout	210,820	$20.21

Information related to PSAs during each period is as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Compensation (benefit) expense recognized	$635	$760	$154
Income tax expense recognized on vesting of PSAs	—	193	—

As of December 31, 2023, there was $2.7 million of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.3 years.

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Year Ended December 31,
(In thousands except share and per share amounts)	2023	2022	2021
Net income available to common stockholders	$88,808	$145,270	$96,710
Less: Dividends paid and earnings allocated to participating securities	(1,240)	(1,688)	(1,215)
Income attributable to common stock	$87,568	$143,582	$95,495
Weighted-average common shares outstanding, including participating securities	38,754,346	38,985,314	39,327,959
Less: weighted-average participating securities	(566,869)	(446,480)	(425,533)
Weighted-average common shares outstanding	38,187,477	38,538,834	38,902,426
Basic EPS	$2.29	$3.73	$2.45

Income attributable to common stock	$87,568	$143,582	$95,495
Weighted-average common shares outstanding	38,187,477	38,538,834	38,902,426
Weighted-average common equivalent shares outstanding	—	—	611
Weighted-average common and equivalent shares outstanding	38,187,477	38,538,834	38,903,037
Diluted EPS	$2.29	$3.73	$2.45

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 69,479, 134,447 and 167,053 weighted-average stock options outstanding for the years ended December 31, 2023, 2022 and 2021, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

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

23. COMMITMENTS AND CONTINGENCIES

Loan Commitments and Lines of Credit

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	Year Ended December 31,
	2023		2022
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Available lines of credit	$114,880	$1,072,471	$73,929	$996,029
Other loan commitments	7,190	89,855	150,663	120,899
Stand-by letters of credit	38,095	—	27,020	355

At December 31, 2023 and 2022, the Bank had outstanding firm loan commitments that were accepted by borrowers that aggregated to $97.0 million and $271.6 million, respectively. Substantially all of the Bank’s commitments expire within three months of their acceptance by the prospective borrowers. The credit risk associated with these commitments is based on the loan type which is comprised of multifamily residential, residential mixed-use, CRE, commercial mixed-use, C&I, and one-to-four family residential loans.

At December 31, 2023, the Bank had an available line of credit with the FHLBNY equal to its excess borrowing capacity. At December 31, 2023, this amount approximated $1.19 billion.

During the year ended December 31, 2017, the Bank completed a securitization of $280.2 million of its multifamily loans through a FHLMC sponsored “Q-deal” securitization completed in December 2017. With respect to the securitization transaction, the Company also has continuing involvement through a reimbursement agreement executed with Freddie Mac. To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse FHLMC for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date.

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

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by GSEs as of December 31, 2023 and December 31, 2022. In accordance with the Company’s investment policy, corporate securities are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. Obtaining market values as of December 31, 2023 and December 31, 2022 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

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

		Fair Value Measurements
		at December 31, 2023 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$9,371	$—	$9,371	$—
Treasury securities	234,190	—	234,190	—
Corporate securities	151,170	—	151,170	—
Pass-through MBS issued by GSEs	205,285	—	205,285	—
Agency CMOs	259,415	—	259,415	—
State and municipal obligations	26,809	—	26,809	—
Derivative – cash flow hedges	7,461	—	7,461	—
Derivative – freestanding derivatives, net	114,671	—	114,671	—
Financial Liabilities:
Derivative – fair value hedges	6,594	—	6,594	—
Derivative – freestanding derivatives, net	114,671	—	114,671	—

		Fair Value Measurements
		at December 31, 2022 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Treasury securities	$227,256	$—	$227,256	$—
Corporate securities	166,773	—	166,773	—
Pass-through MBS issued by GSEs	241,240	—	241,240	—
Agency CMOs	281,339	—	281,339	—
State and municipal obligations	33,979	—	33,979	—
Derivative – cash flow hedges	17,150	—	17,150	—
Derivative – freestanding derivatives, net	137,335	—	137,335	—
Financial Liabilities:
Derivative – freestanding derivatives, net	137,335	—	137,335	—

Assets Measured at Fair Value on a Non-recurring Basis

Certain financial assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances. Financial assets measured at fair value on a non-recurring basis include certain individually evaluated loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.

December 31, 2023
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$6,336	$—	$—	$6,336

December 31, 2022
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$1,179	$—	$—	$1,179

Individually evaluated loans with an allowance for credit losses at December 31, 2023 had a carrying amount of $6.3 million, which is made up of the outstanding balance of $7.3 million, net of a valuation allowance of $1.0 million. Collateral dependent individually analyzed loans as of December 31, 2023 resulted in a credit loss recovery of $371 thousand, which is included in the amounts reported in the consolidated statements of operations for the year ended December 31, 2023.

Individually evaluated loans with an allowance for credit losses at December 31, 2022 had a carrying amount of $1.2 million, which is made up of the outstanding balance of $2.5 million, net of a valuation allowance of $1.3 million. Collateral dependent individually analyzed loans as of December 31, 2022 resulted in a credit loss provision of $0.7 million, which is included in the amounts reported in the consolidated statements of operations for the year ended December 31, 2022.

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

		Fair Value Measurements
		at December 31, 2023 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$457,547	$457,547	$—	$—	$457,547
Securities held-to-maturity	594,639	—	516,930	—	516,930
Loans held for investment, net	10,695,349	—	—	10,305,026	10,305,026
Accrued interest receivable	55,666	—	6,593	49,073	55,666
Financial Liabilities:
Savings, money market and checking accounts (1)	8,922,972	8,922,972	—	—	8,922,972
CDs	1,607,683	—	1,602,087	—	1,602,087
FHLBNY advances	1,313,000	—	1,312,940	—	1,312,940
Subordinated debt, net	200,196	—	160,696	—	160,696
Accrued interest payable	17,298	—	17,298	—	17,298
(1)	Includes mortgage escrow deposits.

		Fair Value Measurements
		at December 31, 2022 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$169,297	$169,297	$—	$—	$169,297
Securities held-to-maturity	585,798	—	505,759	—	505,759
Loans held for investment, net	10,482,145	—	—	10,005,121	10,005,121
Accrued interest receivable	48,561	—	6,105	42,456	48,561
Financial Liabilities:
Savings, money market and checking accounts (1)	9,139,043	9,139,043	—	—	9,139,043
CDs	1,115,364	—	1,096,808	—	1,096,808
FHLBNY advances	1,131,000	—	1,131,217	—	1,131,217
Subordinated debt, net	200,283	—	180,583	—	180,583
Other short-term borrowings	1,360	1,360	—	—	1,360
Accrued interest payable	5,323	—	5,323	—	5,323
(1)	Includes mortgage escrow deposits.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1, and common equity tier 1 capital to risk-weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk-weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at December 31, 2023 and 2022.

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

As of December 31, 2023, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based, and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at December 31, 2023 and 2022:

	At December 31, 2023
			For Capital		To Be Categorized
	Actual		Adequacy Purposes(1)		as “Well Capitalized”(1)
				Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital / % of average total assets
Bank	$1,331,676	9.8%	$544,254	4.0%	$680,318	5.0%
Consolidated Company	1,158,455	8.5	544,529	4.0	N/A	N/A
Common equity Tier 1 capital / % of risk-weighted assets
Bank	1,331,676	12.6	476,168	4.5	687,798	6.5
Consolidated Company	1,041,886	9.8	476,341	4.5	N/A	N/A
Tier 1 capital / % of risk-weighted assets
Bank	1,331,676	12.6	634,890	6.0	846,520	8.0
Consolidated Company	1,158,455	10.9	635,122	6.0	N/A	N/A
Total capital / % of risk-weighted assets
Bank	1,406,581	13.3	846,520	8.0	1,058,151	10.0
Consolidated Company	1,433,361	13.5	846,829	8.0	N/A	N/A
(1)	In accordance with the Basel III rules.

	At December 31, 2022
			For Capital		To Be Categorized
	Actual		Adequacy Purposes(1)		as “Well Capitalized”(1)
				Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital / % of average total assets
Bank	$1,286,656	10.0%	$517,606	4.0%	$647,008	5.0%
Consolidated Company	1,103,498	8.5	517,914	4.0	N/A	N/A
Common equity Tier 1 capital / % of risk-weighted assets
Bank	1,286,656	11.9	485,062	4.5	700,645	6.5
Consolidated Company	986,928	9.2	485,243	4.5	N/A	N/A
Tier 1 capital / % of risk-weighted assets
Bank	1,286,656	11.9	646,749	6.0	862,332	8.0
Consolidated Company	1,103,498	10.2	646,990	6.0	N/A	N/A
Total capital / % of risk-weighted assets
Bank	1,373,431	12.7	862,332	8.0	1,077,915	10.0
Consolidated Company	1,390,272	12.9	862,654	8.0	N/A	N/A
(1)	In accordance with the Basel III rules.

26. CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following statements of financial condition as of December 31, 2023 and 2022, and the related statements of operations and cash flows for the years ended December 31, 2023, 2022 and 2021, reflect the Holding Company’s investment in its wholly-owned subsidiary, the Bank, using, as deemed appropriate, the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(In thousands)	2023	2022
ASSETS:
Cash and due from banks	$35,114	$25,009
Securities available-for-sale, at fair value	2,693	2,489
Investment in subsidiaries	1,395,526	1,348,962
Other assets	4,401	4,389
Total assets	$1,437,734	$1,380,849

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Subordinated debt, net	$200,196	$200,283
Other liabilities	11,313	10,983
Stockholders’ equity	1,226,225	1,169,583
Total liabilities and stockholders’ equity	$1,437,734	$1,380,849

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (1)

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net interest loss	$(9,942)	$(10,394)	$(8,427)
Dividends received from Bank	60,000	95,000	20,000
Non-interest income	—	—	136
Non-interest expense	(1,066)	(1,720)	(4,361)
Income before income taxes and equity in undistributed earnings of direct subsidiaries	48,992	82,886	7,348
Income tax credit	7,822	4,001	4,051
Income before equity in undistributed earnings of direct subsidiaries	56,814	86,887	11,399
Equity in undistributed earnings of subsidiaries	39,280	65,669	92,597
Net income	$96,094	$152,556	$103,996
(1)	Comprehensive income for the Holding Company approximated comprehensive income for the consolidated Company during the years ended December 31, 2023, 2022 and 2021.

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$96,094	$152,556	$103,996
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of direct subsidiaries	(39,280)	(65,669)	(92,597)
Net gain on marketable equity securities	—	—	(131)
Net accretion	(87)	(111)	(157)
Loss on extinguishment of debt	—	740	—
(Increase) decrease in other assets	(62)	(104)	761
(Decrease) increase in other liabilities	(931)	(1,096)	269
Net cash provided by operating activities	55,734	86,316	12,141

Cash flows from investing activities:
Proceeds sales of marketable equity securities	—	—	6,101
Purchases of securities available-for-sale	—	—	(3,000)
Net cash received in business combination	—	—	11,545
Net cash provided by investing activities	—	—	14,646

Cash flows from financing activities:
Proceeds from subordinated debentures issuance, net	—	157,559	—
Redemption of subordinated debentures	—	(155,000)	—
Proceeds from exercise of stock options	—	—	431
Release of stock for benefit plan awards	1,164	1,167	1,153
Payments related to tax withholding for equity awards	(1,258)	(1,558)	(111)
BMP ESOP shares received to satisfy distribution of retirement benefits	—	—	(993)
Treasury shares repurchased	(947)	(46,762)	(59,280)
Cash dividends paid to preferred stockholders	(7,286)	(7,286)	(7,286)
Cash dividends paid to common stockholders	(37,302)	(36,791)	(39,351)
Net cash used in financing activities	(45,629)	(88,671)	(105,437)

Net increase (decrease) in cash and due from banks	10,105	(2,355)	(78,650)
Cash and due from banks, beginning of period	25,009	27,364	106,014
Cash and due from banks, end of period	$35,114	$25,009	$27,364

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2023, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe LLP appears on page 104.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding Directors, Executive Officers and Corporate Governance will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2024 and is incorporated herein by reference thereto.

Item 11. Executive Compensation

The information regarding Executive Compensation will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2024 and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2024 and is incorporated herein by reference thereto.

Set forth below is certain information as of December 31, 2023, regarding the Company’s equity compensation plans that have been approved by stockholders. The Company does not have any equity compensation plans that have not been approved by stockholders.

	Number of securities to	Weighted average
Equity compensation	be issued upon exercise	exercise price with	Number of securities
plan approved by	of outstanding options	respect to outstanding	remaining available for
stockholders	and awards	stock options	issuance under the plan
2012 Equity Incentive Plan	16,934	$ 35.70	—
2019 Equity Incentive Plan	10,061	34.87	—
2021 Equity Incentive Plan	—	—	638,799
Employee Stock Purchase Plan	—	—	941,669
Total	26,995	$ 35.39	1,580,468

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions and Director Independence will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2024 and is incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services

The information regarding the Company’s independent registered public accounting firm’s fees and services will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2024 and is incorporated herein by reference thereto.

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

See Exhibit Index on page 110

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

of Dime Community Bancshares, Inc. and Subsidiaries
Hauppauge, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses for Loans – Qualitative Factors

As described in Notes 1 and 5 to the financial statements, the Company estimates expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss (“CECL”) methodology.  In determining the allowance for credit losses (“ACL”) related to loans that are collectively evaluated, expected credit losses are determined by calculating a loss percentage by loan segment, or pool.  Management estimates the allowance for credit losses on each loan pool using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Historically observed credit loss experience of peer banks within the Company’s geography, adjusted for prepayment and curtailment assumptions as well as reasonable and supportable forecasts, provide the basis for the estimation of quantitatively modeled expected credit losses on similar loan pools.

The quantitative results of the modeling are then adjusted using qualitative factors.  These factors include: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due loans; (6) the quality of the loan review system; (7) the value of underlying collateral for collateralized loans; (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. A significant amount of management judgment is required to assess the reasonableness of the qualitative factors.

The qualitative factors contribute to the determination of the ACL related to loans that share similar risk characteristics.  We identified the assessment of qualitative factors as a critical audit matter because auditing management’s estimate required especially subjective auditor judgment.

The primary procedures we performed to address this critical audit matter were comprised of testing management’s process and controls related to the determination of qualitative factor adjustments, which included (i) testing the design and operating effectiveness of controls over the review and approval of qualitative factors, including significant assumptions and judgments made in those determinations, (ii) testing the relevance and reliability of data used as the basis for qualitative factors, and (iii) evaluating the reasonableness of management’s judgments and significant assumptions used in the assessment of qualitative factors, including determining that they are calculated to conform with management’s policies.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Crowe LLP

We have served as the Company’s auditor since 2009.

New York, New York

February 22, 2024

Exhibit Number	Description of Exhibit
Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed February 2, 2021 (SEC File No. 001-34096))

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed December 21, 2023 (SEC File No. 001-34096))

4.1	Description of the Registrant’s Securities

4.2

Indenture, dated as of September 21, 2015, by and between the Registrant, as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, filed on September 21, 2015 (SEC File No. 001-34096))

4.3

First Supplemental Indenture, dated as of September 21, 2015, by and between the Registrant and Wilmington Trust, National Association, as Trustee, including the form of the 5.25% fixed-to-floating rate subordinated debentures due 2025 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed September 21, 2015 (SEC File No. 001-34096))

4.4

Second Supplemental Indenture, dated as of September 21, 2015, by and between the Registrant and Wilmington Trust, National Association, as Trustee, including the form of the 5.75% fixed-to-floating rate subordinated debentures due 2030 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K, filed September 21, 2015 (SEC File No. 001-34096))

4.5

Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Dime Community Bancshares, Inc.’s Form 8-K, filed on June 13, 2017 (SEC File No. 000-27782))

4.6

First Supplemental Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, including the form of the 4.50% fixed-to-floating rate subordinated debentures due 2027 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.2 to Dime Community Bancshares, Inc.’s Form 8-K, filed on June 13, 2017 (SEC File No. 000-27782))

4.7

Second Supplemental Indenture, dated as of February 1, 2021, by and between the Registrant and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K, filed February 1, 2021 (SEC File No. 000-27782))

4.8

Indenture, dated May 6, 2022, between the Registrant and Wilmington Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed May 6, 2022 (SEC File No. 001-34096))

4.9

First Supplemental Indenture, May 6, 2022, between the Registrant and Wilmington Trust National Association, as Trustee, including the form of 5.000% Fixed-to-Floating Rate Subordinated Notes due 2032 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed May 6, 2022 (SEC File No. 001-34096))

10.1

Form of Employment Agreement entered into with Stuart H. Lubow, Avinash Reddy and Conrad J. Gunther (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.2

Form of Amendment to Employment Agreement entered into with Stuart H. Lubow, Avinash Reddy and Conrad J. Gunther (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 28, 2021 (File No. 001-34096))

10.3

Second Amendment to Employment Agreement entered into with Stuart H. Lubow (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 23, 2021 (File No. 001-34096))

10.4

Change in Control Employment Agreement between Dime Community Bancshares, Inc. and Patricia M. Schaubeck (incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K, filed February 28, 2023 (File No. 001-34096))

10.5

Amendments One and Two to the Change in Control Employment Agreement between Dime Community Bancshares, Inc. and Patricia M. Schaubeck (incorporated by reference 10.5 to Registrant’s Annual Report on Form 10-K, filed February 28, 2023 (File No. 001-34096))

10.6

Form of Retention and Award Agreement entered into with Stuart H. Lubow, Avinash Reddy and Conrad J. Gunther (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.7

Form of Defense of Tax Position Agreement entered into with Kenneth J. Mahon, Stuart H. Lubow, Avinash Reddy and Conrad J. Gunther (incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.8

Executive Chairman and Separation Agreement entered into with Kenneth J. Mahon (incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.9	Dime Community Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 2, 2021 (File No. 001-34096))

10.10

Amendment One to the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K, filed February 28, 2023 (File No. 001-34096))

10.11	Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 16, 2021)

10.12	Dime Community Bancshares, Inc. 2019 Equity Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 1, 2019)

10.13	Employee Stock Purchase Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, filed April 2, 2018 (SEC File No. 001-34096))

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

97	Dime Community Bancshares, Inc. Clawback Policy

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover page to this Annual Report on Form 10-K, formatted in Inline XBRL

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIME COMMUNITY BANCSHARES, INC.
Registrant

February 22, 2024	/s/ Stuart H. Lubow
Stuart H. Lubow
President and Chief Executive Officer

February 22, 2024	/s/ Avinash Reddy
Avinash Reddy
Senior Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

February 22, 2024	/s/ Kenneth J. Mahon	Director
Kenneth J. Mahon

February 22, 2024	/s/ Paul M. Aguggia	Director
Paul M. Aguggia

February 22, 2024	/s/ Rosemarie Chen	Director
Rosemarie Chen

February 22, 2024	/s/ Michael P. Devine	Director
Michael P. Devine

February 22, 2024	/s/ Judith H. Germano	Director
Judith H. Germano

February 22, 2024	/s/ Matthew A. Lindenbaum	Director
Matthew A. Lindenbaum

February 22, 2024	/s/ Stuart H. Lubow	Director
Stuart H. Lubow

February 22, 2024	/s/ Albert E. McCoy, Jr.	Director
Albert E. McCoy, Jr.

February 22, 2024	/s/ Raymond A. Nielsen	Director
Raymond A. Nielsen

February 22, 2024	/s/ Joseph J. Perry	Director
Joseph J. Perry

February 22, 2024	/s/ Kevin Stein	Director
Kevin Stein

February 22, 2024	/s/ Dennis A. Suskind	Director
Dennis A. Suskind