Form 10-Q
period 2024-03-31
Dime Community Bancshares, Inc. /NY/
filed 2024-05-02
CIK 846617

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at April 30, 2024
$0.01 Par Value	38,970,051

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (together with its direct and indirect subsidiaries, the “Company”), in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on such statements. These factors include, without limitation, the following:

●	increases in competitive pressure among financial institutions or from non-financial institutions;
●	inflation and fluctuation in market interest rates, which may affect demand for our products, interest margins and the fair value of financial instruments;
●	changes in deposit flows or composition, loan demand or real estate values;
●	changes in the quality and composition of our loan or investment portfolios or unanticipated or significant increases in loan losses;
●	changes in accounting principles, policies or guidelines;
●	changes in corporate and/or individual income tax laws or policies;
●	general socio-economic conditions, including conditions caused by COVID-19 pandemic, other public health emergencies, international conflict, inflation and recessionary pressures, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry;
●	legislative, regulatory or policy changes;
●	technological changes;
●	breaches or failures of the Company’s information technology security systems;
●	difficulties or unanticipated expenses incurred in the consummation of new business initiatives or the integration of any acquired entities;
●	litigation or matters before regulatory agencies; and
●	the risks referred to in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.   Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands except share amounts)

	March 31,	December 31,
	2024	2023
Assets:
Cash and due from banks	$370,852	$457,547
Securities available-for-sale, at fair value	859,216	886,240
Securities held-to-maturity	589,331	594,639
Loans held for sale	8,973	10,159
Loans held for investment, net of fees and costs	10,764,583	10,773,428
Allowance for credit losses	(76,068)	(71,743)
Total loans held for investment, net	10,688,515	10,701,685
Premises and fixed assets, net	44,501	44,868
Premises held for sale	—	905
Restricted stock	74,346	98,750
Bank Owned Life Insurance ("BOLI")	352,277	349,816
Goodwill	155,797	155,797
Other intangible assets	4,753	5,059
Operating lease assets	51,988	52,729
Derivative assets	135,162	122,132
Accrued interest receivable	55,369	55,666
Other assets	110,012	100,013
Total assets	$13,501,092	$13,636,005

Liabilities:
Interest-bearing deposits	$7,977,994	$7,585,020
Non-interest-bearing deposits	2,819,481	2,884,378
Deposits (excluding mortgage escrow deposits)	10,797,475	10,469,398
Non-interest-bearing mortgage escrow deposits	101,229	61,121
Interest-bearing mortgage escrow deposits	173	136
Mortgage escrow deposits	101,402	61,257
Federal Home Loan Bank of New York ("FHLBNY") advances	773,000	1,313,000
Subordinated debt, net	200,174	200,196
Derivative cash collateral	132,900	108,100
Operating lease liabilities	54,727	55,454
Derivative liabilities	122,112	121,265
Other liabilities	79,931	81,110
Total liabilities	12,261,721	12,409,780

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at March 31, 2024 and December 31, 2023)	116,569	116,569
Common stock ($0.01 par, 80,000,000 shares authorized, 41,637,256 shares issued at March 31, 2024 and December 31, 2023, and 38,931,833 shares and 38,822,654 shares outstanding at March 31, 2024 and December 31, 2023, respectively)	416	416
Additional paid-in capital	492,834	494,454
Retained earnings	819,130	813,007
Accumulated other comprehensive loss, net of deferred taxes	(85,466)	(91,579)
Unearned equity awards	(10,191)	(8,622)
Treasury stock, at cost (2,705,423 shares and 2,814,602 shares at March 31, 2024 and December 31, 2023, respectively)	(93,921)	(98,020)
Total stockholders' equity	1,239,371	1,226,225
Total liabilities and stockholders' equity	$13,501,092	$13,636,005

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	March 31,
	2024	2023
Interest income:
Loans	$143,565	$128,439
Securities	7,880	8,431
Other short-term investments	9,564	3,802
Total interest income	161,009	140,672
Interest expense:
Deposits and escrow	73,069	37,272
Borrowed funds	14,697	16,171
Derivative cash collateral	1,713	1,477
Total interest expense	89,479	54,920
Net interest income	71,530	85,752
Provision (recovery) for credit losses	5,210	(3,648)
Net interest income after provision (recovery) for credit losses	66,320	89,400

Non-interest income:
Service charges and other fees	4,544	3,814
Title fees	133	292
Loan level derivative income	406	3,133
BOLI income	2,461	2,163
Gain on sale of SBA loans	253	516
Gain on sale of residential loans	77	48
Fair value change in equity securities and loans held for sale	(842)	—
Net loss on sale of securities	—	(1,447)
Gain on sale of other assets	2,968	—
Other	467	482
Total non-interest income	10,467	9,001
Non-interest expense:
Salaries and employee benefits	32,037	26,634
Severance	42	25
Occupancy and equipment	7,368	7,373
Data processing costs	4,313	4,238
Marketing	1,497	1,449
Professional services	1,467	1,923
Federal deposit insurance premiums	2,239	1,873
Loss from extinguishment of debt for FHLBNY advances	453	—
Amortization of other intangible assets	307	377
Other	2,788	3,583
Total non-interest expense	52,511	47,475
Income before income taxes	24,276	50,926
Income tax expense	6,585	13,623
Net income	17,691	37,303
Preferred stock dividends	1,821	1,821
Net income available to common stockholders	$15,870	$35,482
Earnings per common share:
Basic	$0.41	$0.92
Diluted	$0.41	$0.92

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$17,691	$37,303
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities:
Change in net unrealized gain (loss) during the period	3,344	(2,302)
Reclassification adjustment for net losses included in net loss on sale of securities and other assets	—	1,447
Accretion of net unrealized loss on securities transferred to held-to-maturity	718	757
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(317)	(370)
Change in the net actuarial gain	520	221
Change in unrealized gain (loss) on derivatives:
Change in net unrealized gain (loss) during the period	2,145	(2,111)
Reclassification adjustment for expense included in interest expense	2,435	(313)
Other comprehensive income (loss) before income taxes	8,845	(2,671)
Deferred tax expense	2,732	1,588
Total other comprehensive income (loss), net of tax	6,113	(4,259)
Total comprehensive income	$23,804	$33,044

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31, 2024
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2024	38,822,654	$116,569	$416	$494,454	$813,007	$(91,579)	$(8,622)	$(98,020)	$1,226,225
Net income	—	—	—	—	17,691	—	—	—	17,691
Other comprehensive income, net of tax	—	—	—	—	—	6,113	—	—	6,113
Release of shares, net of forfeitures	155,782	—	—	(1,619)	—	—	(3,299)	5,128	210
Stock-based compensation	—	—	—	—	—	—	1,730	—	1,730
Shares received related to tax withholding	(46,603)	—	—	(1)	—	—	—	(1,029)	(1,030)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(9,747)	—	—	—	(9,747)
Ending balance as of March 31, 2024	38,931,833	$116,569	$416	$492,834	$819,130	$(85,466)	$(10,191)	$(93,921)	$1,239,371

	Three Months Ended March 31, 2023
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2023	38,573,000	$116,569	$416	$495,410	$762,762	$(94,379)	$(8,078)	$(103,117)	$1,169,583
Net income	—	—	—	—	37,303	—	—	—	37,303
Other comprehensive loss, net of tax	—	—	—	—	—	(4,259)	—	—	(4,259)
Release of shares, net of forfeitures	293,106	—	—	(1,608)	—	—	(6,692)	8,507	207
Stock-based compensation	—	—	—	—	—	—	1,302	—	1,302
Shares received related to tax withholding	(36,932)	—	—	(1)	—	—	—	(1,112)	(1,113)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(9,234)	—	—	—	(9,234)
Purchase of treasury stock	(24,813)	—	—	—	—	—	—	(715)	(715)
Ending balance as of March 31, 2023	38,804,361	$116,569	$416	$493,801	$789,010	$(98,638)	$(13,468)	$(96,437)	$1,191,253

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,691	$37,303
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on sale of securities available-for-sale	—	1,447
Gain on sale of other assets	(2,968)	—
Fair value change in equity securities and loans held for sale	842	—
Net gain on sale of loans held for sale	(330)	(564)
Net depreciation, amortization and accretion	1,574	1,602
Amortization of fair value hedge basis point adjustments	628	—
Amortization of other intangible assets	307	377
Loss on extinguishment of debt	453	—
Stock-based compensation	1,730	1,302
Provision (recovery) for credit losses	5,210	(3,648)
Originations of loans held for sale	(2,432)	(2,220)
Proceeds from sale of loans originated for sale	6,439	8,940
Increase in cash surrender value of BOLI	(2,461)	(2,163)
(Increase) decrease in other assets	(10,955)	2,837
Increase (decrease) in other liabilities	15,009	(31,796)
Net cash provided by operating activities	30,737	13,417
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	—	77,804
Purchases of securities available-for-sale	—	(78,157)
Purchases of securities held-to-maturity	—	(23,739)
Proceeds from calls and principal repayments of securities available-for-sale	29,679	21,000
Proceeds from calls and principal repayments of securities held-to-maturity	6,112	4,714
Loans purchased	(3,915)	—
Decrease (increase) in loans	7,644	(175,002)
(Purchases) of fixed assets, net	(1,378)	(787)
Proceeds from the sale of fixed assets and premises held for sale	3,879	—
Purchases of restricted stock, net	24,404	(16,513)
Net cash provided by (used in) investing activities	66,425	(190,680)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	368,250	315,884
(Repayments) proceeds from FHLBNY advances, short-term, net	(540,000)	205,000
Proceeds from FHLBNY advances, long-term	—	162,000
Proceeds of other short-term borrowings, net	—	708
Release of stock for benefit plan awards	210	207
Payments related to tax withholding for equity awards	(1,030)	(1,113)
Purchase of treasury stock	—	(715)
Cash dividends paid to preferred stockholders	(1,821)	(1,821)
Cash dividends paid to common stockholders	(9,466)	(9,052)
Net cash (used in) provided by financing activities	(183,857)	671,098
(Decrease) increase in cash and cash equivalents	(86,695)	493,835
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	457,547	169,297
CASH AND CASH EQUIVALENTS, END OF PERIOD	$370,852	$663,132

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$6,684	$1,970
Cash paid for interest	86,656	47,401
Loans transferred to held for sale	3,468	8,232
Operating lease assets in exchange for operating lease liabilities	2,224	2,173

See Notes to unaudited condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Dime Community Bancshares, Inc. (the “ Holding Company”) is engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank (“the Bank”). The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Holding Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations include Dime Community Inc., a real estate investment trust subsidiary which was formerly known as Bridgehampton Community, Inc., as an operating subsidiary. Our bank operations also include Dime Abstract LLC (“Dime Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. In September 2021, the Company dissolved two REITs, DSBW Preferred Funding Corporation and DSBW Residential Preferred Funding Corporation, which were wholly-owned subsidiaries of the Bank, and the preferred shares outstanding were redeemed by their shareholders. As of March 31, 2024, we operated 60 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, Bronx, and Staten Island.

The unaudited Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q include the collective results of the Holding Company and its wholly-owned subsidiary, the Bank, which are collectively herein referred to as “we”, “us”, “our” and the “Company.”

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which remain significantly unchanged and have been followed similarly as in prior periods.

2. SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of March 31, 2024 and December 31, 2023, the results of operations and statements of comprehensive income for the three months ended March 31, 2024 and 2023, the changes in stockholders’ equity for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023.

Please see "Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for a discussion of areas in the accompanying unaudited condensed Consolidated Financial Statements utilizing significant estimates.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
		Defined		Other
		Benefit		Comprehensive
(In thousands)	Securities	Plans	Derivatives	Income (Loss)
Balance as of January 1, 2024	$(90,242)	$(6,430)	$5,093	$(91,579)
Other comprehensive income (loss) before reclassifications	2,360	361	1,457	4,178
Amounts reclassified from accumulated other comprehensive income (loss)	490	(216)	1,661	1,935
Net other comprehensive income during the period	2,850	145	3,118	6,113
Balance as of March 31, 2024	$(87,392)	$(6,285)	$8,211	$(85,466)

Balance as of January 1, 2023	$(100,870)	$(5,266)	$11,757	$(94,379)
Other comprehensive (loss) income before reclassifications	(4,313)	155	(1,172)	(5,330)
Amounts reclassified from accumulated other comprehensive income (loss)	1,551	(260)	(220)	1,071
Net other comprehensive loss during the period	(2,762)	(105)	(1,392)	(4,259)
Balance as of March 31, 2023	$(103,632)	$(5,371)	$10,365	$(98,638)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Change in unrealized gain (loss) on securities:
Change in net unrealized gain (loss) during the period	$3,344	$(2,302)
Reclassification adjustment for net losses included in net loss on sale of securities and other assets	—	1,447
Accretion of net unrealized loss on securities transferred to held-to-maturity	718	757
Net change	4,062	(98)
Tax expense	1,212	2,664
Net change in unrealized gain (loss) on securities, net of reclassification adjustments and tax	2,850	(2,762)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(317)	(370)
Change in the net actuarial gain	520	221
Net change	203	(149)
Tax expense (benefit)	58	(44)
Net change in pension and other postretirement obligations	145	(105)
Change in unrealized gain (loss) on derivatives:
Change in net unrealized gain (loss) during the period	2,145	(2,111)
Reclassification adjustment for expense included in interest expense	2,435	(313)
Net change	4,580	(2,424)
Tax expense (benefit)	1,462	(1,032)
Net change in unrealized gain (loss) on derivatives, net of reclassification adjustments and tax	3,118	(1,392)
Other comprehensive income (loss), net of tax	$6,113	$(4,259)

4. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average common shares outstanding during the reporting period. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into common stock. In determining the weighted-average shares outstanding for basic and diluted EPS, treasury shares are excluded. Vested restricted stock award (“RSA”) shares are included in the calculation of the weighted-average shares outstanding for basic and diluted EPS. Unvested RSA and performance-based share awards (“PSA”) shares not yet awarded are recognized as a special class of participating securities under ASC 260, and are included in the calculation of the weighted-average shares outstanding for basic and diluted EPS. Basic and diluted EPS on common stock and the basic and diluted EPS on participating securities are the same.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended
	March 31,
(In thousands except share and per share amounts)	2024	2023
Net income available to common stockholders	$15,870	$35,482
Less: Dividends paid and earnings allocated to participating securities	(257)	(383)
Income attributable to common stock	$15,613	$35,099
Weighted-average common shares outstanding, including participating securities	38,884,434	38,568,640
Less: weighted-average participating securities	(628,876)	(417,175)
Weighted-average common shares outstanding	38,255,558	38,151,465
Basic EPS	$0.41	$0.92

Income attributable to common stock	$15,613	$35,099
Weighted-average common shares outstanding	38,255,558	38,151,465
Weighted-average common equivalent shares outstanding	—	—
Weighted-average common and equivalent shares outstanding	38,255,558	38,151,465
Diluted EPS	$0.41	$0.92

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 26,995 and 92,137 weighted-average stock options outstanding for the three months ended March 31, 2024 and 2023, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

5. PREFERRED STOCK

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

6. SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(591)	$9,409
Treasury securities	238,622	—	(10,451)	228,171
Corporate securities	169,954	255	(19,964)	150,245
Pass-through mortgage-backed securities ("MBS") issued by government sponsored entities ("GSEs")	221,666	16	(25,806)	195,876
Agency CMOs	297,445	20	(47,625)	249,840
State and municipal obligations	27,654	—	(1,979)	25,675
Total securities available-for-sale	$965,341	$291	$(106,416)	$859,216

	March 31, 2024
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,666	$—	$(11,891)	$77,775
Corporate securities	9,000	—	(1,530)	7,470
Pass-through MBS issued by GSEs	275,907	—	(41,743)	234,164
Agency CMOs	214,758	—	(29,449)	185,309
Total securities held-to-maturity	$589,331	$—	$(84,613)	$504,718

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(629)	$9,371
Treasury securities	245,877	—	(11,687)	234,190
Corporate securities	174,978	—	(23,808)	151,170
Pass-through MBS issued by GSEs	230,253	10	(24,978)	205,285
Agency CMOs	305,860	46	(46,491)	259,415
State and municipal obligations	28,741	—	(1,932)	26,809
Total securities available-for-sale	$995,709	$56	$(109,525)	$886,240

	December 31, 2023
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,563	$—	$(11,300)	$78,263
Corporate securities	9,000	—	(1,825)	7,175
Pass-through MBS issued by GSEs	279,853	—	(37,579)	242,274
Agency CMOs	216,223	16	(27,021)	189,218
Total securities held-to-maturity	$594,639	$16	$(77,725)	$516,930

There were no transfers to or from securities held-to-maturity during the three months ended March 31, 2024 and 2023.

The carrying amount of securities pledged at March 31, 2024 and December 31, 2023 was $616.7 million and $457.7 million, respectively.

At March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The amortized cost and fair value of securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	March 31, 2024
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$124,638	$121,393
One to five years	164,579	153,104
Five to ten years	157,013	139,003
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMOs	519,111	445,716
Total	$965,341	$859,216

Held-to-maturity
Within one year	$—	$—
One to five years	19,795	18,292
Five to ten years	78,871	66,953
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMOs	490,665	419,473
Total	$589,331	$504,718

The following table presents the information related to sales of securities available-for-sale as of the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Securities available-for-sale
Proceeds	$—	$77,804
Gross gains	—	130
Tax expense on gains	—	39
Gross losses	—	1,577
Tax benefit on losses	—	467

There were no sales of securities held-to-maturity during the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes the gross unrealized losses and fair value of securities available-for-sale aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	March 31, 2024
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$—	$—	$9,409	$591	$9,409	$591
Treasury securities	—	—	228,171	10,451	228,171	10,451
Corporate securities	6,337	500	128,603	19,464	134,940	19,964
Pass-through MBS issued by GSEs	—	—	194,066	25,806	194,066	25,806
Agency CMOs	2,459	11	242,361	47,614	244,820	47,625
State and municipal obligations	3,489	11	22,186	1,968	25,675	1,979

	December 31, 2023
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency Notes	$—	$—	$9,371	$629	$9,371	$629
Treasury securities	—	—	234,190	11,687	234,190	11,687
Corporate securities	20,935	917	130,235	22,891	151,170	23,808
Pass-through MBS issued by GSEs	—	—	203,469	24,978	203,469	24,978
Agency CMOs	—	—	251,900	46,491	251,900	46,491
State and municipal obligations	1,796	54	21,513	1,878	23,309	1,932

As of March 31, 2024, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available-for-sale debt securities was required. Additionally, given the high-quality composition of the Company’s held-to-maturity portfolio, the Company did not record an allowance for credit losses on the held-to-maturity portfolio. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Accrued interest receivable on securities totaling $3.3 million and $5.3 million at March 31, 2024 and December 31, 2023, respectively, was included in other assets in the Consolidated Statement of Condition and excluded from the amortized cost and estimated fair value totals in the table above.

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

At March 31, 2024, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. government: Agency Notes, Treasury Securities, Pass-through MBS issued by GSEs, Agency Collateralized Mortgage Obligations. Substantially all of the corporate bonds within the portfolio have maintained an investment grade rating by either Kroll, Egan-Jones, Fitch, Moody’s or Standard and Poor’s. None of the unrealized losses are related to credit quality of the issuer. Substantially all of the state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

7. LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	March 31, 2024	December 31, 2023
Business loans (1)	$2,326,962	$2,308,171
One-to-four family residential and cooperative/condominium apartment	873,335	887,555
Multifamily residential and residential mixed-use	3,996,548	4,017,176
Non-owner-occupied commercial real estate	3,385,898	3,379,667
Acquisition, development, and construction ("ADC")	175,352	168,513
Other loans	5,170	5,755
Total	10,763,265	10,766,837
Fair value hedge basis point adjustments (2)	1,318	6,591
Total loans, net of fair value hedge basis point adjustments	10,764,583	10,773,428
Allowance for credit losses	(76,068)	(71,743)
Loans held for investment, net	$10,688,515	$10,701,685

(1) Business loans include commercial and industrial loans and owner-occupied commercial real estate loans.

(2) The loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged owner-occupied commercial real estate in business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

The following tables present data regarding the allowance for credit losses activity for the periods indicated:

	At or for the Three Months Ended March 31, 2024
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$35,962	$6,813	$7,237	$19,623	$1,989	$119	$71,743
Provision (recovery) for credit losses	734	160	3,934	(178)	333	81	5,064
Charge-offs	(796)	—	—	—	—	(30)	(826)
Recoveries	81	—	—	—	—	6	87
Ending balance	$35,981	$6,973	$11,171	$19,445	$2,322	$176	$76,068

	At or for the Three Months Ended March 31, 2023
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$47,029	$5,969	$8,360	$20,153	$1,723	$273	$83,507
(Recovery) provision for credit losses	(1,608)	43	(747)	(2,077)	792	(34)	(3,631)
Charge-offs	(2,029)	—	—	—	—	(1)	(2,030)
Recoveries	487	—	—	—	—	2	489
Ending balance	$43,879	$6,012	$7,613	$18,076	$2,515	$240	$78,335

The following tables present the amortized cost basis of loans on non-accrual status as of the periods indicated:

	March 31, 2024
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
Business loans	$3,310	$14,903	$12,800
One-to-four family residential and cooperative/condominium apartment	—	3,689	145
Non-owner-occupied commercial real estate	—	15	15
ADC	12,253	657	287
Total	$15,563	$19,264	$13,247

	December 31, 2023
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
Business loans	$3,780	$14,794	$13,127
One-to-four family residential and cooperative/condominium apartment	—	3,248	133
Non-owner-occupied commercial real estate	—	6,620	636
ADC	—	657	305
Total	$3,780	$25,319	$14,202

The Company did not recognize interest income on non-accrual loans held for investment during the three months ended March 31, 2024 and 2023.

The following tables summarize the past due status of the Company’s investment in loans as of the dates indicated:

	March 31, 2024
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$3,246	$3,554	$—	$18,213	$25,013	$2,301,949	$2,326,962
One-to-four family residential, including condominium and cooperative apartment	3,892	48	—	3,689	7,629	865,706	873,335
Multifamily residential and residential mixed-use	18,480	21,550	—	—	40,030	3,956,518	3,996,548
Non-owner-occupied commercial real estate	577	—	—	15	592	3,385,306	3,385,898
ADC	—	—	—	12,910	12,910	162,442	175,352
Other loans	2	—	—	—	2	5,168	5,170
Total	$26,197	$25,152	$—	$34,827	$86,176	$10,677,089	$10,763,265

	December 31, 2023
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$7,139	$1,217	$—	$18,574	$26,930	$2,281,241	$2,308,171
One-to-four family residential, including condominium and cooperative apartment	4,071	73	—	3,248	7,392	880,163	887,555
Multifamily residential and residential mixed-use	—	—	—	—	—	4,017,176	4,017,176
Non-owner-occupied commercial real estate	337	—	—	6,620	6,957	3,372,710	3,379,667
ADC	430	—	—	657	1,087	167,426	168,513
Other loans	—	—	—	—	—	5,755	5,755
Total	$11,977	$1,290	$—	$29,099	$42,366	$10,724,471	$10,766,837

Accruing Loans 90 Days or More Past Due:

The Company did not have accruing loans 90 days or more past due as of March 31, 2024 or December 31, 2023.

Collateral Dependent Loans:

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated:

	March 31, 2024		December 31, 2023
	Real Estate	Associated Allowance	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses	Collateral Dependent	for Credit Losses
Business loans	$4,966	$1,210	$3,742	$—
Non-owner-occupied commercial real estate	—	—	6,605	621
ADC	12,910	287	657	305
Total	$17,876	$1,497	$11,004	$926

Loan Restructurings

The Company adopted ASU No. 2022-02 on January 1, 2023, which eliminates the recognition and measurement of a Troubled Debt Restructuring (“TDR”). Due to the removal of the TDR designation, the Company applies the loan refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include conditions where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and/or a combination of these modifications. The disclosures related to loan restructuring are only for modifications that directly affect cash flows.

The following tables show the amortized cost basis as of the three months ended March 31, 2024 and 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted:

	For the Three Months Ended March 31, 2024

					Significant Payment
			Term Extension	Significant Payment Delay	Delay, Term Extension		% of
		Significant	and Significant	and Interest	and Interest		Total Class of
(Dollars in thousands)	Term Extension	Payment Delay	Payment Delay	Rate Reduction	Rate Reduction	Total	Financing Receivable
Business loans	$1,889	$1,207	$304	$29	$—	$3,429	0.1%
One-to-four family residential, including condominium and cooperative apartment	—	—	404	—	—	404	0.0
Multifamily residential and residential mixed-use	—	61,832	—	—	—	61,832	1.5
Non-owner-occupied commercial real estate	—	31,157	—	—	—	31,157	0.9
ADC	—	—	—	—	12,253	12,253	7.0
Total	$1,889	$94,196	$708	$29	$12,253	$109,075	1.0%

	For the Three Months Ended March 31, 2023
					Significant Payment
			Term Extension	Significant Payment Delay	Delay, Term Extension		% of
		Significant	and Significant	and Interest	and Interest		Total Class of
(Dollars in thousands)	Term Extension	Payment Delay	Payment Delay	Rate Reduction	Rate Reduction	Total	Financing Receivable
Business loans	$—	$—	$475	$—	$—	$475	0.0%
One-to-four family residential, including condominium and cooperative apartment	—	2,850	—	—	—	2,850	0.4
Total	$—	$2,850	$475	$—	$—	$3,325	0.0%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

	For the Three Months Ended March 31, 2024
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	5.0%	12	$146
One-to-four family residential, including condominium and cooperative apartment	—	11	13
Multifamily residential and residential mixed-use	—	—	306
Non-owner-occupied commercial real estate	—	—	561
ADC	2.0	5	411

	For the Three Months Ended March 31, 2023
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	4.3%	13	$2,406
One-to-four family residential, including condominium and cooperative apartment	—	189	76
Non-owner-occupied commercial real estate	—	—	988

The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables provide the loan performance in the 12 months after a modification involving borrowers experiencing financial difficulty.

	March 31, 2024
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$13,694	$—	$240	$—	$2,140	$16,074
One-to-four family residential, including condominium and cooperative apartment	3,262	—	—	—	91	3,353
Multifamily residential and residential mixed-use	27,631	12,651	21,550	—	—	61,832
Non-owner-occupied commercial real estate	55,864	—	—	—	—	55,864
ADC	—	—	—	—	12,253	12,253
Total	$100,451	$12,651	$21,790	$—	$14,484	$149,376

	March 31, 2023
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$475	$—	$—	$—	$—	$475
One-to-four family residential, including condominium and cooperative apartment	2,850	—	—	—	—	2,850
Total	$3,325	$—	$—	$—	$—	$3,325

There were no loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024 and 2023, and that subsequently defaulted. For the purposes of this disclosure, a payment default is defined as 90 or more days past due and still accruing. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	March 31, 2024
(In thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$69,153	$255,474	$392,650	$193,191	$153,026	$435,108	$631,958	$51,322	$2,181,882
Special mention	—	456	15,642	1,262	1,746	10,551	20,629	7,401	57,687
Substandard	—	—	9,025	2,787	6,440	33,096	16,492	18,805	86,645
Doubtful	—	—	—	—	—	748	—	—	748
Total business loans	69,153	255,930	417,317	197,240	161,212	479,503	669,079	77,528	2,326,962
YTD Gross Charge-Offs	—	—	80	—	—	—	633	83	796

One-to-four family residential, and condominium/cooperative apartment:
Pass	7,113	167,096	210,948	101,157	66,202	266,235	31,131	11,444	861,326
Special mention	—	—	—	—	—	33	159	697	889
Substandard	—	—	—	—	1,000	9,074	—	1,046	11,120
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	7,113	167,096	210,948	101,157	67,202	275,342	31,290	13,187	873,335
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Multifamily residential and residential mixed-use:
Pass	11,137	256,226	1,340,191	569,200	291,859	1,339,820	5,550	4,311	3,818,294
Special mention	—	—	1,202	9,281	14,403	56,732	—	—	81,618
Substandard	—	—	—	—	18,204	78,432	—	—	96,636
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	11,137	256,226	1,341,393	578,481	324,466	1,474,984	5,550	4,311	3,996,548
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Non-owner-occupied commercial real estate
Pass	40,593	217,651	737,938	641,361	443,893	1,085,387	11,223	7,864	3,185,910
Special mention	—	—	—	19,730	75,170	13,550	—	—	108,450
Substandard	—	—	—	15	60,055	31,468	—	—	91,538
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	40,593	217,651	737,938	661,106	579,118	1,130,405	11,223	7,864	3,385,898
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

ADC:
Pass	3,929	22,981	31,250	59,209	—	2,966	26,936	207	147,478
Special mention	—	—	—	14,964	—	—	—	—	14,964
Substandard	—	—	—	—	—	12,253	—	657	12,910
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	3,929	22,981	31,250	74,173	—	15,219	26,936	864	175,352
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	131,925	919,428	2,712,977	1,564,118	954,980	3,129,516	706,798	75,148	10,194,890
Special mention	—	456	16,844	45,237	91,319	80,866	20,788	8,098	263,608
Substandard	—	—	9,025	2,802	85,699	164,323	16,492	20,508	298,849
Doubtful	—	—	—	—	—	748	—	—	748
Total Loans	$131,925	$919,884	$2,738,846	$1,612,157	$1,131,998	$3,375,453	$744,078	$103,754	$10,758,095
YTD Gross Charge-Offs	$—	$—	$80	$—	$—	$—	$633	$83	$796

	December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$258,699	$390,760	$196,790	$144,796	$150,871	$305,258	$633,719	$35,079	$2,115,972
Special mention	481	41,682	1,199	13,567	7,125	3,150	21,108	25,306	113,618
Substandard	-	1,857	2,180	6,729	2,803	30,248	15,567	18,449	77,833
Doubtful	—	—	—	-	-	748	—	—	748
Total business loans	259,180	434,299	200,169	165,092	160,799	339,404	670,394	78,834	2,308,171
YTD Gross Charge-Offs	—	—	77	38	4,166	2,229	5,464	3,390	15,364

One-to-four family residential, and condominium/cooperative apartment:
Pass	170,601	213,479	102,684	69,524	62,356	213,131	31,205	12,493	875,473
Special mention	—	—	—	—	—	33	159	776	968
Substandard	—	—	—	1,005	337	8,711	—	1,061	11,114
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	170,601	213,479	102,684	70,529	62,693	221,875	31,364	14,330	887,555
YTD Gross Charge-Offs	—	—	—	—	—	—	—	14	14

Multifamily residential and residential mixed-use:
Pass	256,822	1,340,197	578,352	283,633	384,937	981,820	4,841	4,325	3,834,927
Special mention	—	—	9,334	3,880	3,886	64,273	—	—	81,373
Substandard	—	—	—	28,799	5,089	66,988	—	—	100,876
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	256,822	1,340,197	587,686	316,312	393,912	1,113,081	4,841	4,325	4,017,176
YTD Gross Charge-Offs	—	—	—	—	—	2	—	—	2

Non-owner-occupied commercial real estate
Pass	220,045	738,133	645,246	447,002	359,201	756,921	11,919	7,926	3,186,393
Special mention	—	—	19,872	75,378	4,563	2,763	—	—	102,576
Substandard	—	—	16	60,272	6,254	24,156	—	—	90,698
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	220,045	738,133	665,134	582,652	370,018	783,840	11,919	7,926	3,379,667
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

ADC:
Pass	16,735	17,534	59,202	9,900	2,665	437	22,444	225	129,142
Special mention	—	11,500	14,961	—	12,253	—	—	—	38,714
Substandard	—	—	—	—	—	—	—	657	657
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	16,735	29,034	74,163	9,900	14,918	437	22,444	882	168,513
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	922,902	2,700,103	1,582,274	954,855	960,030	2,257,567	704,128	60,048	10,141,907
Special mention	481	53,182	45,366	92,825	27,827	70,219	21,267	26,082	337,249
Substandard	—	1,857	2,196	96,805	14,483	130,103	15,567	20,167	281,178
Doubtful	—	—	—	—	—	748	—	—	748
Total Loans	$923,383	$2,755,142	$1,629,836	$1,144,485	$1,002,340	$2,458,637	$740,962	$106,297	$10,761,082
YTD Gross Charge-Offs	$—	$—	$77	$38	$4,166	$2,231	$5,464	$3,404	$15,380

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

(In thousands)	March 31, 2024	December 31, 2023
Performing	$5,170	$5,755
Non-accrual	—	—
Total	$5,170	$5,755

8. LEASES

The following table presents the Company’s remaining maturities of undiscounted lease payments, as well as a reconciliation to the discounted operating lease liabilities in the Consolidated Statements of Financial Condition at March 31, 2024:

(In thousands)
2024	$10,023
2025	13,162
2026	12,511
2027	10,670
2028	4,656
Thereafter	7,274
Total undiscounted lease payments	58,296
Less amounts representing interest	(3,569)
Operating lease liabilities	$54,727

Other information related to the Company’s operating leases was as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Operating lease cost	$3,291	$3,141
Cash paid for amounts included in the measurement of operating lease liabilities	3,276	3,071

	As of March 31, 2024		As of December 31, 2023
Weighted average remaining lease term	4.9	years	5.0	years
Weighted average discount rate	2.44%		2.34%

9. DERIVATIVES AND HEDGING ACTIVITIES

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

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. The Company engages in fair value hedges, cash flow hedges and freestanding derivatives.

Effect of Derivatives on the Consolidated Statements of Financial Condition

The tables below present the fair value of the Company’s derivative assets and liabilities as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Assets	Amount	Assets
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$150,000	$13,107	$150,000	$12,492

Derivatives not designated as hedging instruments
Interest rate products	1,605,675	122,055	1,682,961	114,671

	March 31, 2024		December 31, 2023
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Liabilities	Amount	Liabilities
Derivatives designated as hedging instruments:
Fair value hedges - interest rate products	$500,000	$1,353	$500,000	$6,594
Cash flow hedges - interest rate products	200,000	1,067	200,000	5,031

Derivatives not designated as hedging instruments:
Interest rate products	1,605,675	122,055	1,682,961	114,671
Other contracts	93,726	8	93,891	24

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2024 and 2023.

	March 31, 2024		March 31, 2023
	Interest	Interest	Interest	Interest
(In thousands)	Income	Expense	Income	Expense
Effects of fair value or cash flow hedges are recorded	$628	$2,435	$—	1,534

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts:
Hedged items	(5,273)	—	—	—
Derivatives designated as hedging instruments	5,901	—	—	—

Gain or (loss) on cash flow hedging relationships
Interest contracts:
Gain (loss) reclassified from AOCI into income	—	2,435	—	1,534

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

As of March 31, 2024 and December 31, 2023, the Company posted $1.3 million and $6.5 million, respectively, to the Chicago Mercantile Exchange ("CME") clearing house related to the fair value derivatives settled daily to market. The Company pays an average fixed rate of 4.82% and receives a floating rate based on the US federal funds effective rate for the life of the agreement without an exchange of the underlying notional amount. For derivatives that are designated as fair value hedges, the gain or loss on the derivatives as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.

The amortized cost basis of the closed portfolio of the fixed rate mortgage loans on March 31, 2024 totaled $719.5 million. The amount identified as the last-of-layer in the open hedge relationship was $500.0 million, which is the amount of loans in the closed portfolio anticipated to be outstanding for the designated hedge period. The basis adjustment associated with the hedge was a $1.3 million asset as of March 31, 2024, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedged relationship.

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

During the three months ended March 31, 2024, the Company recorded a $628 thousand credit from the swap transaction as a component of interest income in the consolidated statements of operations. During the three months ended March 31, 2023, the Company did not have any fair value hedge transactions.

As of March 31, 2024 and December 31, 2023, the following amounts were recorded on the consolidated statements of financial condition related to cumulative basis adjustment for fair value hedges:

	March 31, 2024		December 31, 2023
(In thousands)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed Rate Loans	$720,781	$1,318	$736,098	$6,591

Cash Flow Hedges

Cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company uses these types of derivatives to hedge the variable cash flows associated with existing or forecasted issuances of short-term borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $8.0 million will be reclassified as a decrease to interest expense.

The Company did not terminate any derivatives during the three months ended March 31, 2024 and March 31, 2023, respectively.

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Gain (loss) recognized in other comprehensive income (loss)	$2,145	$(2,111)
(Loss) gain reclassified from other comprehensive income into interest expense	(2,435)	313

All cash flow hedges are recorded gross on the Consolidated Statement of Financial Condition.

Certain cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Company to post cash collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of March 31, 2024 and December 31, 2023, the Company did not post collateral to the third-party counterparties. As of March 31, 2024, the Company received $14.1 million in collateral from its third-party counterparties under the agreements in a net asset position. As of March 31, 2024, the Company posted $1.1 million to the CME clearing house that are accounted for as settlements of the derivative liabilities. As of December 31, 2023, the Company received $13.5 million in collateral from its third-party counterparties. As of December 31, 2023, the Company posted $4.9 million to the CME clearing house that are accounted for as settlements of the derivative liabilities.

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

	March 31, 2024
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	27	$267,414	$3,073	$—
Loan level interest rate swaps with borrower	198	1,335,326	—	118,808
Loan level interest rate floors with borrower	2	2,935	—	174
Loan level interest rate swaps with third-party counterparties	27	267,414	—	3,073
Loan level interest rate swaps with third-party counterparties	198	1,335,326	118,808	—
Loan level interest rate floors with third-party counterparties	2	2,935	174	—

	December 31, 2023
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	49	$491,394	$10,985	$—
Loan level interest rate swaps with borrower	178	1,121,085	—	103,570
Loan level interest rate floors with borrower	2	29,721	—	—
Loan level interest rate floors with borrower	7	40,761	—	116
Loan level interest rate swaps with third-party counterparties	49	491,394	—	10,985
Loan level interest rate swaps with third-party counterparties	178	1,121,085	103,570	—
Loan level interest rate floors with third-party counterparties	2	29,721	—	—
Loan level interest rate floors with third-party counterparties	7	40,761	116	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Loan level derivative income	$406	$3,133

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of March 31, 2024 and December 31, 2023, the Company did not post collateral to its third-party counterparties. As of March 31, 2024, the Company received $118.8 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2023, the Company received $94.7 million in collateral from its third-party counterparties under the agreements in a net asset position.

Risk Participation Agreements

The Company enters into risk participation agreements to manage economic risks but does not designate the instruments in hedge relationships. As of March 31, 2024 and December 31, 2023, the notional amounts of risk participation agreements for derivative liabilities were $93.7 million and $93.9 million, respectively. The related fair values of the Company’s risk participation agreements were immaterial as of March 31, 2024 and December 31, 2023.

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

For derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, any breach of the above provisions by the Company may require settlement of its obligations under the agreements at the termination value with the respective counterparty. As of March 31, 2024, there were no derivatives in a net liability position, and therefore the termination value was zero. There were no provisions breached for the three months ended March 31, 2024.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by GSEs as of March 31, 2024 and December 31, 2023. In accordance with the Company’s investment policy, corporate securities are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. Obtaining market values as of March 31, 2024 and December 31, 2023 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

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

		Fair Value Measurements
		at March 31, 2024 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$9,409	$—	$9,409	$—
Treasury securities	228,171	—	228,171	—
Corporate securities	150,245	—	150,245	—
Pass-through MBS issued by GSEs	195,876	—	195,876	—
Agency CMOs	249,840	—	249,840	—
State and municipal obligations	25,675	—	25,675	—
Derivative – cash flow hedges	13,107	—	13,107	—
Derivative – freestanding derivatives, net	122,055	—	122,055	—
Financial Liabilities:
Derivative – fair value hedges	1,353	—	1,353	—
Derivative – cash flow hedges	1,067	—	1,067	—
Derivative – freestanding derivatives, net	122,055	—	122,055	—

		Fair Value Measurements
		at December 31, 2023 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency Notes	$9,371	$—	$9,371	$
Treasury securities	234,190	—	234,190	—
Corporate securities	151,170	—	151,170	—
Pass-through MBS issued by GSEs	205,285	—	205,285	—
Agency CMOs	259,415	—	259,415	—
State and municipal obligations	26,809	—	26,809	—
Derivative – cash flow hedges	7,461	—	7,461	—
Derivative – freestanding derivatives, net	114,671	—	114,671	—
Financial Liabilities:
Derivative – fair value hedge	6,594	—	6,594	—
Derivative – freestanding derivatives, net	114,671	—	114,671	—

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

March 31, 2024
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$854	$—	$—	$854

December 31, 2023
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$6,336	$—	$—	$6,336

Collateral dependent individually evaluated loans with an allowance for credit losses at March 31, 2024 had a carrying amount of $854 thousand, which is made up of the outstanding balance of $2.4 million, net of a valuation allowance of $1.5 million. There was a credit loss recovery of $807 thousand on collateral dependent individually evaluated loans during the three months ended March 31, 2024, which is included in the amounts reported in the Consolidated Statements of Operations.

Individually evaluated loans with an allowance for credit losses at December 31, 2023 had a carrying amount of $6.3 million, which is made up of the outstanding balance of $7.3 million, net of a valuation allowance of $1.0 million.

Financial Instruments Not Measured at Fair Value

The following tables present the carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or non-recurring basis for the dates indicated, segmented by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements
		at March 31, 2024 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$370,852	$370,852	$—	$—	$370,852
Securities held-to-maturity	589,331	—	504,718	—	504,718
Loans held for investment, net	10,687,661	—	—	10,158,385	10,158,385
Accrued interest receivable	55,369	—	5,798	49,571	55,369
Financial Liabilities:
Savings, money market and checking accounts (1)	9,343,720	9,343,720	—	—	9,343,720
Certificates of Deposits ("CDs")	1,555,157	—	1,550,668	—	1,550,668
FHLBNY advances	773,000	—	772,467	—	772,467
Subordinated debt, net	200,174	—	157,374	—	157,374
Accrued interest payable	20,121	—	20,121	—	20,121

(1) Includes mortgage escrow deposits.

		Fair Value Measurements
		at December 31, 2023 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$457,547	$457,547	$—	$—	$457,547
Securities held-to-maturity	594,639	—	516,930	—	516,930
Loans held for investment, net	10,695,349	—	—	10,305,026	10,305,026
Accrued interest receivable	55,666	—	6,593	49,073	55,666
Financial Liabilities:
Savings, money market and checking accounts (1)	8,922,972	8,922,972	—	—	8,922,972
CDs	1,607,683	—	1,602,087	—	1,602,087
FHLBNY advances	1,313,000	—	1,312,940	—	1,312,940
Subordinated debt, net	200,196	—	160,696	—	160,696
Accrued interest payable	17,298	—	17,298	—	17,298

(1) Includes mortgage escrow deposits.

11. OTHER INTANGIBLE ASSETS

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable.

(In thousands)	March 31, 2024	December 31, 2023
Gross carrying value	$10,204	$10,204
Accumulated amortization	(5,451)	(5,145)
Net carrying amount	$4,753	$5,059

Amortization expense recognized on intangible assets was $307 thousand and $377 thousand for the three months ended March 31, 2024 and March 31, 2023, respectively.

Estimated amortization expense for the remainder of 2024 through 2028 and thereafter is as follows:

(In thousands)
2024	$857
2025	958
2026	795
2027	664
2028	560
Thereafter	919
Total	$4,753

12. FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY totaling $773.0 million and $1.31 billion at March 31, 2024 and December 31, 2023, respectively, all of which were fixed rate. In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank had remaining FHLB borrowing capacity of $1.76 billion as of March 31, 2024 and $1.19 billion as of December 31, 2023, and maintained sufficient qualifying collateral, as defined by the FHLBNY. At March 31, 2024 there were no callable Advances.

The following table is a summary of FHLBNY extinguishments for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
FHLBNY advances extinguished	$1,655,000	$-
Weighted average rate	5.28%	-%
Loss on extinguishment of debt	$453	$-

The following table presents the contractual maturities of FHLBNY advances for each of the next five years.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Overnight, fixed rate at 5.56%	$75,000	$—
2024, fixed rate at rates from 5.25% to 5.56%	650,000	1,265,000
2027, fixed rate at 4.25%	36,000	36,000
2028, fixed rate at 4.04%	12,000	12,000
Total FHLBNY advances	$773,000	$1,313,000

Total FHLBNY advances had a weighted average interest rate of 5.39% and 5.23% at March 31, 2024 and December 31, 2023, respectively.

13. SUBORDINATED DEBENTURES

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

The remaining $40.0 million of fixed-to-floating rate subordinated debentures were issued by the Company in September 2015, are callable at par after ten years, have a stated maturity of September 30, 2030, and bear interest at a fixed annual rate of 5.75% per year, for the first ten years. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month CME Term SOFR plus 372 basis points.

The subordinated debentures totaled $200.2 million at March 31, 2024 and December 31, 2023, respectively. Interest expense related to the subordinated debentures was $2.6 million during the three months ended March 31, 2024 and 2023, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

14. RETIREMENT AND POSTRETIREMENT PLANS

The Bank maintains two noncontributory pension plans that existed before the Merger: (i) the Retirement Plan of Dime Community Bank (“Employee Retirement Plan”) and (ii) the BNB Bank Pension Plan, covering all eligible employees.

Employee Retirement Plan

The Bank sponsors the Employee Retirement Plan, a tax-qualified, noncontributory, defined-benefit retirement plan. Prior to April 1, 2000, substantially all full-time employees of at least 21 years of age were eligible for participation after one year of service. Effective April 1, 2000, the Bank froze all participant benefits under the Employee Retirement Plan. On December 21, 2023, the Company’s Board of Directors adopted a resolution to terminate the Employee Retirement Plan effective December 31, 2023. Retirement benefits of the plan were vested as they were earned. For the year ended December 31, 2023, the Bank used December 31st as its measurement date for the Employee Retirement Plan.

BNB Bank Pension Plan

During 2012, Bridge Bancorp, Inc., (“Bridge”) amended the BNB Bank Pension Plan by revising the formula for determining benefits effective January 1, 2013, except for certain grandfathered Bridge employees. Additionally, new Bridge employees hired on or after October 1, 2012 were not eligible for the BNB Bank Pension Plan. Effective December 31, 2023, the Bank froze all participant benefits under the BNB Pension Plan, the impact of which is reflected in the recorded curtailment as of December 31, 2023. On December 21, 2023, the Company’s Board of Directors adopted a resolution to terminate the BNB Bank Pension Plan effective December 31, 2023. Retirement benefits of the plan were vested as they were earned. For the year ended December 31, 2023, the Bank used December 31st as its measurement date for the BNB Bank Pension Plan.

The following table represents the components of net periodic (credit) benefit cost included in other non-interest expense, except for service cost which is reported in salaries and employee benefits expense, in the Consolidated Statements of Operations. Net expenses associated with these plans were comprised of the following components:

	Three Months Ended March 31,
	2024		2023

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$—	$—	$175	$—
Interest cost	310	210	330	223
Expected return on assets	(680)	(360)	(687)	(383)
Amortization of unrealized loss	—	203	—	148
Net periodic (credit) benefit	$(370)	$53	$(182)	$(12)

There were no contributions to the BNB Bank Pension Plan or the Employee Retirement Plan for the three months ended March 31, 2024.

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) that existed before the Merger. The 401(k) Plan covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the first day of the month following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $23,000 for the calendar year ended December 31, 2024. Under the provisions of the 401(k) Plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. The 401(k) Plan does not allow for investment in the Company’s common stock. The 401(k) Plan held Company common stock within the accounts of participants totaling $4.4 million at March 31, 2024. During the three months ended March

31, 2024 and 2023, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $872 thousand and $936 thousand, respectively.

15. STOCK-BASED COMPENSATION

In May 2021, the Company’s shareholders approved the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. The Company no longer makes grants under the Legacy Stock Plans. Awards outstanding under the Legacy Stock Plans will continue to remain outstanding and subject to the terms and conditions of the Legacy Stock Plans. At March 31, 2024, there were 491,238 shares reserved for issuance under the 2021 Equity Incentive Plan.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average Exercise	Contractual	Intrinsic
(Dollars in thousands except share and per share amounts)	Options	Price	Years	Value
Options outstanding at January 1, 2024	26,995	$35.39	5.2	—
Options exercised	—	—
Options forfeited	—	—
Options outstanding at March 31, 2024	26,995	$35.39	5.0	$—
Options vested and exercisable at March 31, 2024	26,995	$35.39	5.0	$—

Information related to stock options during each period is as follows:

March 31,
(In thousands)	2024	2023
Cash received for option exercise cost	$—	$—
Income tax (expense) benefit recognized on stock option exercises	—	—
Intrinsic value of options exercised	—	—

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of March 31, 2024 were as follows:

	Outstanding Options		Vested Options
		Weighted		Weighted
		Average		Average
	Number	Contractual	Number	Contractual
	of	Years	of	Years
	Options	Remaining	Options	Remaining
Exercise Prices:
$34.87	10,061	5.9	10,061	5.9
$35.35	9,802	4.9	9,802	4.9
$36.19	7,132	3.9	7,132	3.9
Total	26,995	5.0	26,995	5.0

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2024	356,795	$26.88
Shares granted	147,886	22.55
Shares vested	(143,260)	26.63
Shares forfeited	(400)	30.53
Unvested allocated shares outstanding at March 31, 2024	361,021	$25.20

Information related to RSAs during each period is as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Compensation expense recognized	$1,373	$1,058
Income tax (expense) benefit recognized on vesting of RSAs	(240)	(13)

As of March 31, 2024, there was $7.6 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 2.0 years.

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

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Maximum aggregate share payout at January 1, 2024	229,910	$20.97
Shares granted	—	—
Shares forfeited	—	—
Maximum aggregate share payout at March 31, 2024	229,910	$20.97
Minimum aggregate share payout	—	—
Expected aggregate share payout	210,820	$20.21

Information related to PSAs during each period is as follows:

	March 31,
(In thousands)	2024	2023
Compensation (benefit) expense recognized	$357	$245
Income tax expense recognized on vesting of PSAs	—	(15)

As of March 31, 2024, there was $2.4 million of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.0 years.

16. INCOME TAXES

During the three months ended March 31, 2024 and 2023, the Company’s consolidated effective tax rates were 27.1% and 26.8%, respectively. There was no significant unusual income tax items during the three months ended March 31, 2024 and 2023, respectively.

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

Selected Financial Highlights and Other Data

(Dollars in Thousands Except Per Share Amounts)

	At or For the
	Three Months Ended
	March 31,
	2024	2023
Per Share Data:
Reported EPS (Diluted)	$0.41	$0.92
Cash dividends paid per common share	0.25	0.24
Book value per common share	28.84	27.70
Dividend payout ratio	60.98%	26.09%
Performance and Other Selected Ratios:
Return on average assets	0.51%	1.11%
Return on average equity	5.68	12.50
Net interest spread	1.15	1.92
Net interest margin	2.21	2.74
Average interest-earning assets to average interest-bearing liabilities	138.59	146.80
Non-interest expense to average assets	1.52	1.41
Efficiency ratio	64.0	50.1
Loan-to-deposit ratio at end of period	98.8	101.5
Effective tax rate	27.13	26.75
Asset Quality Summary:
Non-performing loans (1)	$34,827	$31,544
Non-performing assets	34,827	31,544
Net charge-offs	739	1,541
Non-performing assets/Total assets	0.26%	0.23%
Non-performing loans/Total loans	0.32	0.29
Allowance for credit losses/Total loans	0.71	0.73
Allowance for credit losses/Non-performing loans	218.42	248.34
(1) Non-performing loans are defined as all loans on non-accrual status.

Critical Accounting Estimates

Note 1. Summary of Significant Accounting Policies, to the Company’s Audited Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2023 contains a summary of significant accounting policies. These accounting policies may require various levels of subjectivity, estimates or judgment by management. Policies with respect to the methodologies it uses to determine the allowance for credit losses on loans held for investment and fair value of loans acquired in a business combination are critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations. These critical accounting estimates involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company’s consolidated results of operations or financial condition.

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

The Bank utilizes repurchase agreements as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities. As of March 31, 2024 and December 31, 2023 the Bank did not have any repurchase agreements.

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

Total deposits (including escrow) increased $368.2 million during the three months ended March 31, 2024, compared to an increase of $315.8 million for the three months ended March 31, 2023. Within deposits, core deposits (i.e., non-CDs) increased $420.7 million during the three months ended March 31, 2024 compared to a decrease of $88.1 million during the three months ended March 31, 2023. The increase in core deposits was primarily due to growth in business deposits. In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY or borrowing capacity through AFX and lines of credit with unaffiliated correspondent banks. At March 31, 2024, the Bank had remaining borrowing capacity of $1.76 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank reduced its outstanding FHLBNY advances by $540.0 million during the three months ended March 31, 2024, compared to a $367.0 million increase during the three months ended March 31, 2023. See Note 12. “FHLBNY Advances” for further information.

Subordinated debentures totaled $200.2 million at March 31, 2024 and at December 31, 2023, respectively. See Note 13. “Subordinated Debentures” to our Consolidated Financial Statements for further information.

During the three months ended March 31, 2024 and 2023, real estate loan originations totaled $98.3 million and $346.7 million, respectively. During the three months ended March 31, 2024 and 2023, C&I loan originations totaled $21.1 million and $5.2 million, respectively.

The Bank did not have any sales or purchases of securities available-for-sale during the three months ended March 31, 2024. The Bank had sales and purchases of securities available-for-sale of $79.3 million and $78.2 million, respectively during the three months ended March 31, 2023. Proceeds from pay downs and calls and maturities of available-for-sale securities were $29.7 million and $16.2 million for the three months ended March 31, 2024 and 2023, respectively.

The Bank did not have any sales of held-to-maturity securities during the three months ended March 31, 2024 or 2023, respectively. The Bank did not have any purchases of securities held-to-maturity during the three months ended March 31, 2024. Purchases of held-to-maturity securities totaled $23.7 million during the three months ended March 31, 2023. Proceeds from pay downs and calls and maturities of held-to-maturity securities were $6.1 million and $4.7 million for the three months ended March 31, 2024 and 2023, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by their primary federal regulators. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At March 31, 2024, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well capitalized" for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at March 31, 2024
			Basel III
		Consolidated	Minimum	To Be Categorized as
	Bank	Company	Requirement	“Well Capitalized” (1)
Tier 1 common equity ratio	12.8%	10.0%	4.5%	6.5%
Tier 1 risk-based capital ratio	12.8	11.1	6.0	8.0
Total risk-based capital ratio	13.5	13.8	8.0	10.0
Tier 1 leverage ratio	9.8	8.5	4.0	5.0
(1) Only the Bank is subject to these requirements.

During the three months ended March 31, 2024, the Holding Company did not repurchase any shares of its common stock. The Holding Company repurchased 24,813 shares of its common stock at an aggregate cost of $715 thousand during the three months ended March 31, 2023. As of March 31, 2024, 1,566,947 shares remained available for purchase under the authorized share repurchase programs. See "Part II - Item 2. Other Information - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities" for additional information about repurchases of common stock.

The Holding Company paid $1.8 million in cash dividends on its preferred stock during the three months ended March 31, 2024 and 2023, respectively.

The Holding Company paid $9.7 million and $9.2 million in cash dividends on its common stock during the three months ended March 31, 2024 and 2023, respectively.

Contractual Obligations

The Bank generally has borrowings outstanding in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of March 31, 2024, the Bank had $142.0 million of firm loan commitments that were accepted by the borrowers. All of these commitments are expected to close during the remainder of the year ending December 31, 2024.

Additionally, in connection with a loan securitization completed in December 2017, the Bank executed a reimbursement agreement with FHLMC that obligates the Company to reimburse FHLMC for any contractual principal and interest payments on defaulted loans, not to exceed 10% of the original principal amount of the loans comprising the aggregate balance of the loan pool at securitization. The maximum exposure under this reimbursement obligation is $28.0 million. The Bank has pledged $27.9 million of pass-through MBS issued by GSEs as collateral.

Asset Quality

General

We do not originate or purchase loans, either whole loans or loans underlying MBS, which would have been considered subprime loans at origination, i.e., real estate loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history. See Note 6 to our unaudited condensed Consolidated Financial Statements for a discussion of evaluation for impaired securities.

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

Non-accrual Loans

Within our held-for-investment loan portfolio, non-accrual loans totaled $34.8 million at March 31, 2024 and $29.1 million at December 31, 2023.

The following is a reconciliation of non-accrual loans as of the dates indicated:

	March 31,	December 31,	March 31,
	2024	2023	2023

	(Dollars in thousands)
Non-accrual loans:
Business loans	$18,213	$18,574	$25,512
One-to-four family residential, including condominium and cooperative apartment	3,689	3,248	2,808
Multifamily residential and residential mixed-use	—	—	—
Non-owner-occupied commercial real estate	15	6,620	2,468
ADC	12,910	657	657
Other loans	—	—	99
Total non-accrual loans	$34,827	$29,099	$31,544
Ratios:
Total non-accrual loans to total loans	0.32%	0.27%	0.29%
Total non-performing assets to total assets	0.26	0.21	0.23

TDR Disclosures Prior to Our Adoption of ASU No. 2022-02

Prior to our adoption of ASU No. 2022-02, we accounted for TDRs as a loan that we, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower that we would not otherwise grant. Those concessions included a reduction of interest rate for the remaining term of the loan, the maturity date of the loan was extended with a stated interest rate lower than the current market rate for new debt with similar risk, and the outstanding principal amount and/or accrued interest have been reduced. In instances in which the interest rate had been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.

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

There was no carrying value of OREO properties on our Consolidated Statement of Financial Condition at March 31, 2024 or December 31, 2023. We did not recognize any provisions for losses on OREO properties during the three months ended March 31, 2024 or 2023.

Past Due Loans

Loans Delinquent 30 to 59 Days

At March 31, 2024, we had loans totaling $26.2 million that were past due between 30 and 59 days. At December 31, 2023, we had loans totaling $12.0 million that were past due between 30 and 59 days. The 30 to 59-day delinquency levels fluctuate monthly and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At March 31, 2024, we had loans totaling $25.2 million that were past due between 60 and 89 days. At December 31, 2023, we had loans totaling $1.3 million that were past due between 60 and 89 days. The 60 to 89-day delinquency levels fluctuate monthly and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

There were no accruing loans 90 days or more past due at March 31, 2024 or at December 31, 2023.

Allowance for Off-Balance Sheet Exposures

We maintain an allowance, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of our allowance was $2.9 million and $2.7 million at March 31, 2024 and December 31, 2023, respectively. This allowance is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this allowance are recognized in provision for credit losses.

Allowance for Credit Losses

We recorded a credit loss provision of $5.2 million during the three months ended March 31, 2024, compared to a credit loss recovery of $3.6 million for the three months ended March 31, 2023. The $5.2 million credit loss provision for the three months ended March 31, 2024, was primarily associated with provisioning for the Bank’s pooled multifamily loan portfolio. The $3.6 million credit loss recovery for the three months ended March 31, 2023, was primarily associated with a reduction in reserves on pooled Purchased Credit Deteriorated (“PCD”) loans that were acquired as part of the Company’s 2021 merger of equals transaction.

For a further discussion of the allowance for credit losses and related activity during the three months ended March 31, 2024 and 2023, please see Note 7 to the condensed Consolidated Financial Statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of loans in each category to total loans as of the dates indicated.

	March 31, 2024		December 31, 2023
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allocated	to Total	Allocated	to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Business loans	$35,981	21.62%	$35,962	21.44%
One-to-four family residential and cooperative/condominium apartment	6,973	8.11	6,813	8.24
Multifamily residential and residential mixed-use	11,171	37.13	7,237	37.31
Non-owner-occupied commercial real estate	19,445	31.46	19,623	31.39
ADC	2,322	1.63	1,989	1.57
Other loans	176	0.05	119	0.05
Total	$76,068	100.00%	$71,743	100.00%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	At or for the Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Total loans outstanding at end of period (1)	$10,763,265	$10,731,845
Average total loans outstanding during the period(2)	10,742,050	10,613,353
Allowance for credit losses balance at end of period	76,068	78,335
Allowance for credit losses to total loans at end of period	0.71%	0.73%
Non-performing loans to total loans at end of period	0.32	0.29
Allowance for credit losses to total non-performing loans at end of period	218.42	248.34

Ratio of net charge-offs to average loans outstanding during the period:
Business loans	0.27%	0.59%
One-to-four family residential and cooperative/condominium apartment	—	—
Multifamily residential and residential mixed-use	—	—
Non-owner-occupied commercial real estate	—	—
ADC	—	—
Other loans	1.73	(0.05)
Total	0.03	0.06
(1) Total loans represent gross loans (excluding loans held for sale), inclusive of deferred fees/costs and premiums/discounts.
(2) Total average loans represent gross loans (including loans held for sale), inclusive of deferred loan fees/costs and premiums/discounts.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Assets. Assets totaled $13.50 billion at March 31, 2024, $134.9 million below their level at December 31, 2023, primarily due to decreases of $86.7 million in cash and due from banks, $32.3 million in total investment securities, $24.4 million in restricted stock and $13.2 million in the loan portfolio, partially offset by an increase of $13.0 million in derivative assets.

Total loans, net of allowance decreased $13.2 million during the three months ended March 31, 2024, to $10.69 billion at period end. During the three months ended March 31, 2024, we had loan originations of $98.3 million.

Total investment securities decreased $32.3 million during the three months ended March 31, 2024, to $1.45 billion at period end, primarily due to proceeds from principal payments, calls and maturities of $35.6 million, offset by a decrease in unrealized losses of $3.3 million. There were no transfers to or from securities held-to-maturity during the three months ended March 31, 2024.

Total restricted stock decreased $24.4 million during the three months ended March 31, 2024, to $74.3 million at period end, primarily due to FHLB advance terminations.

Derivative assets increased $13.1 million during the three months ended March 31, 2024, to $135.2 million at period end, primarily due to an increase in cash flows hedges.

Liabilities. Total liabilities decreased $148.1 million during the three months ended March 31, 2024, to $12.26 billion at period end, primarily due to a decrease of $540.0 million in FHLB advances, partially offset by increases of $368.2 million in deposits (including mortgage escrow accounts), and $24.8 million in derivative cash collateral.

Stockholders’ Equity. Stockholders’ equity increased $13.1 million during the three months ended March 31, 2024, to $1.24 billion at period end, primarily due to net income of $17.7 million and other comprehensive income of $6.1 million, partially offset by common stock dividends of $9.7 million, and preferred stock dividends of $1.8 million.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

General. Net income was $17.7 million during the three months ended March 31, 2024, compared to net income of $37.3 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, net interest income decreased by $14.2 million, non-interest income increased by $1.5 million, non-interest expense increased by $5.0 million, the credit loss provision increased by $8.9 million, and income tax expense decreased by $7.0 million, compared to the three months ended March 31, 2023.

The discussion of net interest income for the three months ended March 31, 2024 and 2023 should be read in conjunction with the following tables, which set forth certain information related to the Consolidated Statements of Operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Net loan costs included in interest income were $297 thousand during the three months ended March 31, 2024. Net loan fees included in interest income were $292 thousand during the three months ended March 31, 2023. The decrease in net loan fees was primarily due to the decline in loan prepayment fees in 2024.

Analysis of Net Interest Income

	Three Months Ended March 31,
	2024			2023
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (3) (6)	$2,308,319	$39,224	6.83%	$2,200,543	$33,691	6.21%
One-to-four family residential, including condo and coop (3) (6)	886,588	9,770	4.43	788,302	7,616	3.92
Multifamily residential and residential mixed-use (3) (6)	4,000,510	46,019	4.63	4,074,011	42,349	4.22
Non-owner-occupied commercial real estate (3) (6)	3,371,438	44,776	5.34	3,317,049	39,695	4.85
ADC (3)	169,775	3,692	8.75	225,898	4,973	8.93
Other loans (3)	5,420	84	6.23	7,550	115	6.18
Securities	1,578,330	7,880	2.01	1,699,846	8,431	2.01
Other short-term investments	695,375	9,564	5.53	372,036	3,802	4.14
Total interest-earning assets	13,015,755	161,009	4.98%	12,685,235	140,672	4.50%
Non-interest earning assets	779,169			764,511
Total assets	$13,794,924			$13,449,746

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$582,047	$1,223	0.85%	$843,108	$1,523	0.73%
Money market	3,359,884	30,638	3.67	2,699,640	13,849	2.08
Savings (2)	2,368,946	22,810	3.87	2,327,126	14,599	2.54
CDs	1,655,882	18,398	4.47	1,167,736	7,301	2.54
Total interest-bearing deposits	7,966,759	73,069	3.69	7,037,610	37,272	2.15
FHLBNY advances	1,094,209	12,143	4.46	1,255,700	13,500	4.36
Subordinated debt, net	200,188	2,553	5.13	200,276	2,553	5.17
Other short-term borrowings	77	1	5.22	11,827	118	4.05
Total borrowings	1,294,474	14,697	4.57	1,467,803	16,171	4.47
Derivative cash collateral	130,166	1,713	5.29	135,641	1,477	4.42
Total interest-bearing liabilities	9,391,399	89,479	3.83%	8,641,054	54,920	2.58%
Non-interest-bearing checking (2)	2,909,776			3,341,707
Other non-interest-bearing liabilities	247,717			273,281
Total liabilities	12,548,892			12,256,042
Stockholders' equity	1,246,032			1,193,704
Total liabilities and stockholders' equity	$13,794,924			$13,449,746
Net interest income		$71,530			$85,752
Net interest spread (4)			1.15%			1.92%
Net interest-earning assets	$3,624,356			$4,044,181
Net interest margin (5)			2.21%			2.74%
Ratio of interest-earning assets to interest-bearing liabilities			138.59%			146.80%
Deposits (including non-interest-bearing checking accounts) (2)	$10,876,535	$73,069	2.70%	$10,379,317	$37,272	1.46%

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

(6) At March 31, 2024, the loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged owner-occupied commercial real estate in business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

Rate/Volume Analysis

	Three Months Ended March 31, 2024
	Compared to Three Months Ended March 31, 2023
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (2)	$1,902	$3,631	$5,533
One-to-four family residential, including condo and coop	1,056	1,098	2,154
Multifamily residential and residential mixed-use	(627)	4,297	3,670
Non-owner-occupied commercial real estate	848	4,233	5,081
ADC	(1,213)	(68)	(1,281)
Other loans	(33)	2	(31)
Securities	(579)	28	(551)
Other short-term investments	3,902	1,860	5,762
Total interest-earning assets	$5,256	$15,081	$20,337
Interest-bearing liabilities:
Interest-bearing checking	$(513)	$213	$(300)
Money market	4,766	12,023	16,789
Savings	390	7,821	8,211
CDs	4,288	6,809	11,097
FHLBNY advances	(1,710)	353	(1,357)
Subordinated debt, net	10	(10)	—
Other short-term borrowings	(135)	18	(117)
Derivative cash collateral	(59)	295	236
Total interest-bearing liabilities	$7,037	$27,522	$34,559
Net change in net interest income	$(1,781)	$(12,441)	$(14,222)

(1) Business loans include commercial and industrial loans, owner-occupied commercial real estate loans and PPP loans.

(2) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $71.5 million during the three months ended March 31, 2024, a decrease of $14.2 million from the three months ended March 31, 2023. Average interest-earning assets were $13.02 billion for the three months ended March 31, 2024, an increase of $330.5 million from $12.69 billion for the three months ended March 31, 2023. Net interest margin was 2.21% during the three months ended March 31, 2024, down from 2.74% during the three months ended March 31, 2023.

Interest Income. Interest income was $161.0 million during the three months ended March 31, 2024, compared to $140.7 million during the three months ended March 31, 2023. During the three months ended March 31, 2024, interest income increased $20.3 million from the three months ended March 31, 2023, primarily reflecting increases in interest income of $5.8 million on other short-term investments, $5.5 million on business loan income, $5.1 million on non-owner-occupied loan income, $3.7 million on multifamily loan income and $2.2 million on one-to-four family loan income.

The increased interest income on short-term investments was due to a $323.3 million increase in the average balances and a 139-basis point increase in the yield of such short-term investments in the period. The increased interest income on business loans was due to a 62-basis point increase in the yield and an increase of $107.8 million in the average balances of such loans in the period. The increased interest income on non-owner-occupied loan income was related to a 49-basis point increase in the yield and an increase of $54.4 million in the average balances of such loans in the period. The increased interest income on multifamily loans was related to a 41-basis point increase in the yield, partially offset by a decrease of $73.5 million in the average balances of such loans in the period. The increased interest income on one-to-four family loans was related to a 51-basis point increase in the yield and a $98.3 million increase in the average balances of such loans in the period. Increased yields across interest-earning assets were a result of the rising interest rate environment.

Interest Expense. Interest expense was $89.5 million during the three months ended March 31, 2024, compared to $54.9 million during the three months ended March 31, 2023. During the three months ended March 31, 2024, interest expense increased $34.6 million, primarily reflecting an increase in interest expense of $35.8 million on deposits. The increased interest expense on deposits primarily reflects a 159-basis point increase in rates paid on money market accounts and a

$660.2 million increase in average balances of such deposits, a 193-basis point increase in rates paid on CDs and an increase of $488.1 million in average balances of such deposits and a 133-basis point increase in rates paid on savings accounts and an increase of $41.8 million in average balances of such deposits. The increases in interest expenses on money market accounts, saving accounts and CDs were primarily due to price competition among banks and other financial institutions and the rising interest rate environment.

Provision for Credit Losses. We recorded a credit loss provision of $5.2 million during the three months ended March 31, 2024, compared to a credit loss recovery of $3.6 million for the three months ended March 31, 2023. The $5.2 million credit loss provision for the three months ended March 31, 2024, was primarily associated with increased provisioning for our pooled multifamily loan portfolio. The $3.6 million credit loss recovery for the three months ended March 31, 2023, was primarily associated with a reduction in reserves on pooled Purchased Credit Deteriorated (“PCD”) loans that were acquired as part of the Company’s 2021 merger of equals transaction.

Non-Interest Income. Non-interest income was $10.5 million during the three months ended March 31, 2024, compared to $9.0 million during the three months ended March 31, 2023. During the three months ended March 31, 2024, non-interest income increased $1.5 million from the three months ended March 31, 2023, reflecting an increase of $3.0 million from gain on sale of Bank’s premises, partially offset by a decrease of $2.7 million related to loan level derivative income.

Non-Interest Expense. Non-interest expense was $52.5 million during the three months ended March 31, 2024, compared to $47.5 million during the three months ended March 31, 2023. During the three months ended March 31, 2024, non-interest expense increased $5.0 million from the three months ended March 31, 2023, primarily due to a $5.4 million increase in salaries and employee benefits.

Non-interest expense was 1.52% and 1.41% of average assets during the three months ended March 31, 2024 and 2023, respectively.

Income Tax Expense. Income tax expense was $6.6 million during the three months ended March 31, 2024, compared to income tax expense of $13.6 million during the three months ended March 31, 2023. The reported effective tax rate for the three months ended March 31, 2024 was 27.1%, and 26.8% for the three months ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2023 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on February 22, 2024. The following is an update of the discussion provided therein.

General. The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the three months ended March 31, 2024, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

The analysis that follows presents, as of March 31, 2024 and December 31, 2023, the estimated EVE at both the Pre-Shock Scenario and the -200 Basis Point, -100 Basis Point, +100 Basis Point, and +200 Basis Point Rate Shock Scenarios.

	March 31, 2024			December 31, 2023
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$1,517,894	$39,967	2.7%	$1,414,548	$79,745	6.0%
+ 100 Basis Points	1,537,012	59,085	4.0%	1,375,777	40,974	3.1%
Pre-Shock Scenario	1,477,927	—	—	1,334,803	—	—
- 100 Basis Points	1,434,737	(43,190)	(2.9)%	1,247,956	(86,847)	(6.5)%
- 200 Basis Points	1,292,970	(184,957)	(12.5)%	1,112,110	(222,693)	(16.7)%

The Company’s Pre-Shock Scenario EVE increased from $1.33 billion at December 31, 2023 to $1.48 billion at March 31, 2024. The primary factor contributing to the increase in EVE is an increase in the value of the Bank’s non-maturity deposit base. Partially offsetting this gain in EVE was a decline in the relative value of the Bank’s loan portfolio.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios increased from $1.38 billion and $1.41 billion, respectively, at December 31, 2023, to $1.54 billion and $1.52 billion, respectively, at March 31, 2024. In the -100 Basis Point Rate and -200 Basis Point Rate Shock Scenario the Company’s EVE increased from $1.25 billion and $1.11 billion, respectively, at December 31, 2023, to $1.43 billion and $1.29 billion, respectively, at March 31, 2024.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates over a 12-month period beginning March 31, 2024, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	(5.9)%	(6.2)%
+ 100 Basis Points	(2.8)%	(2.6)%
- 100 Basis Points	4.6%	5.4%
- 200 Basis Points	8.3%	7.7%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates. The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios.

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	(7.2)%	(4.0)%
+ 100 Basis Points	(3.3)%	(1.4)%
- 100 Basis Points	5.6%	4.0%
- 200 Basis Points	9.1%	4.4%

iIte

Item 4.Controls and Procedures

Management of the Company, with the participation of its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness, as of March 31, 2024, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company was not involved in any actions or proceedings that were likely to have a material adverse impact on its financial condition and results of operations as of March 31, 2024.

Item 1A.Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2023, and Part II, Item 1A “Risk Factors” in our subsequent Quarterly Reports on Form 10-Q, each as filed with the Securities and Exchange Commission.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.
(b)	Not applicable.

(c)  In May 2022, we announced the adoption of a new stock repurchase program of up to 1,948,314 shares, upon the completion of our existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of March 31, 2024, there were 1,566,947 shares remaining to be purchased in the program. There were no repurchases of common stock during the quarter ended March 31, 2024.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
101

The following financial statements from Dime Community Bancshares, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2024, filed on May 2, 2024, formatted in XBRL: (i) Consolidated Statements of Financial Condition as of March 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2024 and 2023, (iv) Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

Dime Community Bancshares, Inc.

Dated: May 2, 2024	By:	/s/ STUART H. LUBOW
Stuart H. Lubow
President and Chief Executive Officer

Dated: May 2, 2024	By:	/s/ AVINASH REDDY
Avinash Reddy
Senior Executive Vice President and Chief Financial Officer