Form 10-Q
period 2024-06-30
Dime Community Bancshares, Inc. /NY/
filed 2024-08-01
CIK 846617

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-34096

DIME COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

N/A

(Former name or former address, if changed since last report)

New York	11-2934195
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

898 Veterans Memorial Highway, Suite 560, Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

(631) 537-1000

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	DCOM	The NASDAQ Stock Market
Preferred Stock, Series A, $0.01 Par Value	DCOMP	The NASDAQ Stock Market
9.000% Subordinated Notes, $25.00 Par Value	DCOMG	The NASDAQ Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at July 29, 2024
$0.01 Par Value	39,148,637

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may be identified by use of words such as “annualized,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions. Examples of forward-looking statements include, but are not limited to, the proposed use of proceeds from any offering, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and our business, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from the title insurance subsidiary and banking services as well as product sales; tangible capital generation; market share; expense levels; and other business operations and strategies.

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (together with its direct and indirect subsidiaries, the “Company”), in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Such factors include, without limitation, the following:

●	increases in competitive pressure among financial institutions or from non-financial institutions;
●	inflation and fluctuation in market interest rates, which may affect demand for our products, interest margins and the fair value of financial instruments;
●	changes in deposit flows or composition, loan demand or real estate values;
●	changes in the quality and composition of our loan or investment portfolios or unanticipated or significant increases in loan losses;
●	changes in accounting principles, policies or guidelines;
●	changes in corporate and/or individual income tax laws or policies;
●	general socio-economic conditions, including conditions caused by public health emergencies, international conflict, inflation and recessionary pressures, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry;
●	legislative, regulatory or policy changes;
●	technological changes;
●	breaches or failures of the Company’s information technology security systems;
●	the success of new business initiatives or the integration of any acquired entities;
●	difficulties or unanticipated expenses incurred in the consummation of new business initiatives or the integration of any acquired entities;
●	litigation or matters before regulatory agencies; and
●	the risks referred to in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Accordingly, you should not place undue reliance on forward-looking statements. The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.   Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands except share amounts)

	June 30,	December 31,
	2024	2023
Assets:
Cash and due from banks	$413,983	$457,547
Securities available-for-sale, at fair value	819,222	886,240
Securities held-to-maturity	588,000	594,639
Loans held for sale	14,766	10,159
Loans held for investment, net of fees and costs	10,824,858	10,773,428
Allowance for credit losses	(77,812)	(71,743)
Total loans held for investment, net	10,747,046	10,701,685
Premises and fixed assets, net	36,054	44,868
Premises held for sale	—	905
Restricted stock	68,445	98,750
Bank Owned Life Insurance ("BOLI")	354,761	349,816
Goodwill	155,797	155,797
Other intangible assets	4,467	5,059
Operating lease assets	51,703	52,729
Derivative assets	134,489	122,132
Accrued interest receivable	55,588	55,666
Other assets	104,442	100,013
Total assets	$13,548,763	$13,636,005

Liabilities:
Interest-bearing deposits	$7,963,304	$7,585,020
Non-interest-bearing deposits	3,012,481	2,884,378
Deposits (excluding mortgage escrow deposits)	10,975,785	10,469,398
Non-interest-bearing mortgage escrow deposits	52,647	61,121
Interest-bearing mortgage escrow deposits	2	136
Mortgage escrow deposits	52,649	61,257
Federal Home Loan Bank of New York ("FHLBNY") advances	633,000	1,313,000
Subordinated debt, net	262,814	200,196
Derivative cash collateral	130,090	108,100
Operating lease liabilities	54,530	55,454
Derivative liabilities	122,567	121,265
Other liabilities	66,732	81,110
Total liabilities	12,298,167	12,409,780

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at June 30, 2024 and December 31, 2023)	116,569	116,569
Common stock ($0.01 par, 80,000,000 shares authorized, 41,644,395 shares and 41,637,256 shares issued at June 30, 2024 and December 31, 2023 respectively, and 39,147,850 shares and 38,822,654 shares outstanding at June 30, 2024 and December 31, 2023, respectively)	416	416
Additional paid-in capital	488,760	494,454
Retained earnings	826,080	813,007
Accumulated other comprehensive loss, net of deferred taxes	(82,780)	(91,579)
Unearned equity awards	(12,023)	(8,622)
Treasury stock, at cost (2,496,545 shares and 2,814,602 shares at June 30, 2024 and December 31, 2023, respectively)	(86,426)	(98,020)
Total stockholders' equity	1,250,596	1,226,225
Total liabilities and stockholders' equity	$13,548,763	$13,636,005

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income:
Loans	$147,099	$138,310	$290,664	$266,749
Securities	7,907	7,914	15,787	16,345
Other short-term investments	4,412	5,867	13,976	9,669
Total interest income	159,418	152,091	320,427	292,763
Interest expense:
Deposits and escrow	72,878	52,616	145,947	89,888
Borrowed funds	9,033	17,759	23,730	33,930
Derivative cash collateral	2,005	1,497	3,718	2,974
Total interest expense	83,916	71,872	173,395	126,792
Net interest income	75,502	80,219	147,032	165,971
Provision (recovery) for credit losses	5,585	892	10,795	(2,756)
Net interest income after provision (recovery) for credit losses	69,917	79,327	136,237	168,727

Non-interest income:
Service charges and other fees	3,972	4,856	8,516	8,670
Title fees	294	246	427	538
Loan level derivative income	1,085	2,437	1,491	5,570
BOLI income	2,484	2,852	4,945	5,015
Gain on sale of SBA Loans	113	210	366	726
Gain on sale of residential loans	27	34	104	82
Fair value change in equity securities and loans held for sale	(416)	(780)	(1,258)	(780)
Net loss on sale of securities	—	—	—	(1,447)
Gain on sale of other assets	3,695	—	6,663	—
Other	554	550	1,021	1,032
Total non-interest income	11,808	10,405	22,275	19,406
Non-interest expense:
Salaries and employee benefits	32,184	29,900	64,221	56,534
Severance	—	481	42	506
Occupancy and equipment	7,409	7,144	14,777	14,517
Data processing costs	4,405	4,197	8,718	8,435
Marketing	1,637	1,488	3,134	2,937
Professional services	2,766	1,676	4,233	3,599
Federal deposit insurance premiums	2,250	1,874	4,489	3,747
Loss from extinguishment of debt for FHLBNY advances	—	—	453	—
Amortization of other intangible assets	285	349	592	726
Other	4,758	5,077	7,546	8,660
Total non-interest expense	55,694	52,186	108,205	99,661
Income before income taxes	26,031	37,546	50,307	88,472
Income tax expense	7,552	10,048	14,137	23,671
Net income	18,479	27,498	36,170	64,801
Preferred stock dividends	1,822	1,822	3,643	3,643
Net income available to common stockholders	$16,657	$25,676	$32,527	$61,158
Earnings per common share:
Basic	$0.43	$0.66	$0.84	$1.58
Diluted	$0.43	$0.66	$0.84	$1.58

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$18,479	$27,498	$36,170	$64,801
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities:
Change in net unrealized gain (loss) during the period	3,775	(11,291)	7,119	(13,593)
Reclassification adjustment for net losses included in net loss on sale of securities and other assets	—	—	—	1,447
Accretion of net unrealized loss on securities transferred to held-to-maturity	818	796	1,536	1,553
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(318)	(370)	(635)	(740)
Change in the net actuarial gain	520	814	1,040	1,035
Change in unrealized gain (loss) on derivatives:
Change in net unrealized (loss) gain during the period	(3,128)	1,586	(983)	(525)
Reclassification adjustment for expense included in interest expense	2,520	299	4,955	(14)
Other comprehensive income (loss) before income taxes	4,187	(8,166)	13,032	(10,837)
Deferred tax expense	1,501	(2,419)	4,233	(831)
Total other comprehensive income (loss), net of tax	2,686	(5,747)	8,799	(10,006)
Total comprehensive income	$21,165	$21,751	$44,969	$54,795

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30, 2024
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2024	38,822,654	$116,569	$416	$494,454	$813,007	$(91,579)	$(8,622)	$(98,020)	$1,226,225
Net income	—	—	—	—	17,691	—	—	—	17,691
Other comprehensive income, net of tax	—	—	—	—	—	6,113	—	—	6,113
Release of shares, net of forfeitures	155,782	—	—	(1,619)	—	—	(3,299)	5,128	210
Stock-based compensation	—	—	—	—	—	—	1,730	—	1,730
Shares received related to tax withholding	(46,603)	—	—	(1)	—	—	—	(1,029)	(1,030)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(9,747)	—	—	—	(9,747)
Ending balance as of March 31, 2024	38,931,833	116,569	416	492,834	819,130	(85,466)	(10,191)	(93,921)	1,239,371

Net income	—	—	—	—	18,479	—	—	—	18,479
Other comprehensive loss, net of tax	—	—	—	—	—	2,686	—	—	2,686
Release of shares, net of forfeitures	223,202	—	—	(4,074)	—	—	(3,128)	7,549	347
Stock-based compensation	—	—	—	—	—	—	1,296	—	1,296
Shares received related to tax withholding	(7,185)	—	—	—	—	—	—	(54)	(54)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(9,707)	—	—	—	(9,707)
Ending balance as of June 30, 2024	39,147,850	$116,569	$416	$488,760	$826,080	$(82,780)	$(12,023)	$(86,426)	$1,250,596

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) (CONTINUED)

(Dollars in thousands)

	Six Months Ended June 30, 2023
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2023	38,573,000	$116,569	$416	$495,410	$762,762	$(94,379)	$(8,078)	$(103,117)	$1,169,583
Net income	—	—	—	—	37,303	—	—	—	37,303
Other comprehensive loss, net of tax	—	—	—	—	—	(4,259)	—	—	(4,259)
Release of shares, net of forfeitures	293,106	—	—	(1,608)	—	—	(6,692)	8,507	207
Stock-based compensation	—	—	—	—	—	—	1,302	—	1,302
Shares received related to tax withholding	(36,932)	—	—	(1)	—	—	—	(1,112)	(1,113)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(9,234)	—	—	—	(9,234)
Purchase of treasury stock	(24,813)	—	—	—	—	—	—	(715)	(715)
Ending balance as of March 31, 2023	38,804,361	116,569	416	493,801	789,010	(98,638)	(13,468)	(96,437)	1,191,253

Net income	—	—	—	—	27,498	—	—	—	27,498
Other comprehensive loss, net of tax	—	—	—	—	—	(5,747)	—	—	(5,747)
Release of shares, net of forfeitures	13,262	—	—	154	—	—	364	(123)	395
Stock-based compensation	—	—	—	—	—	—	1,358	—	1,358
Shares received related to tax withholding	(2,504)	—	—	—	—	—	—	(46)	(46)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders, net	—	—	—	—	(10,154)	—	—	—	(10,154)
Purchase of treasury stock	(12,000)	—	—	—	—	—	—	(232)	(232)
Ending balance as of June 30, 2023	38,803,119	$116,569	$416	$493,955	$804,532	$(104,385)	$(11,746)	$(96,838)	$1,202,503

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,170	$64,801
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on sale of securities available-for-sale	—	1,447
Gain on sale of other assets	(6,663)	—
Fair value change in equity securities and loans held for sale	1,258	780
Net gain on sale of loans held for sale	(470)	(808)
Net depreciation, amortization and accretion	2,931	3,056
Amortization of fair value hedge basis point adjustments	1,262	—
Amortization of other intangible assets	592	726
Loss on extinguishment of debt	453	—
Stock-based compensation	3,026	2,660
Provision (recovery) for credit losses	10,795	(2,756)
Originations of loans held for sale	(4,069)	(4,570)
Proceeds from sale of loans originated for sale	9,633	14,510
Increase in cash surrender value of BOLI	(4,945)	(4,370)
Gain from death benefits from BOLI	—	(645)
Increase in other assets	(5,685)	(31,711)
(Decrease) increase in other liabilities	(930)	1,492
Net cash provided by operating activities	43,358	44,612
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	—	77,804
Purchases of securities available-for-sale	(4,000)	(78,667)
Purchases of securities held-to-maturity	(7,394)	(27,136)
Proceeds from calls and principal repayments of securities available-for-sale	76,832	38,389
Proceeds from calls and principal repayments of securities held-to-maturity	15,802	10,680
Loans purchased	(3,915)	—
Proceeds from the sale of portfolio loans transferred to held for sale	7,405	1,701
Increase in loans	(72,206)	(326,105)
Purchases of fixed assets, net	(3,429)	(2,435)
Proceeds from the sale of fixed assets and premises held for sale	16,318	—
Sales (purchases) of restricted stock, net	30,305	(15,979)
Net cash provided by (used in) investing activities	55,718	(321,748)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	497,835	268,386
(Repayments) proceeds from FHLBNY advances, short-term, net	(590,000)	155,000
Repayments of FHLBNY advances, long-term	(150,000)	—
Proceeds from FHLBNY advances, long-term	60,000	162,000
Repayments of other short-term borrowings, net	—	(1,360)
Proceeds from subordinated debentures issuance, net	62,660	—
Release of stock for benefit plan awards	557	602
Payments related to tax withholding for equity awards	(1,084)	(1,159)
Purchase of treasury stock	—	(947)
Cash dividends paid to preferred stockholders	(3,643)	(3,643)
Cash dividends paid to common stockholders	(18,965)	(18,536)
Net cash (used in) provided by financing activities	(142,640)	560,343
(Decrease) increase in cash and cash equivalents	(43,564)	283,207
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	457,547	169,297
CASH AND CASH EQUIVALENTS, END OF PERIOD	$413,983	$452,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$16,213	$29,470
Cash paid for interest	176,592	114,017
Loans transferred to held for sale	14,172	11,049
Operating lease assets in exchange for operating lease liabilities	5,005	2,749

See Notes to unaudited condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Dime Community Bancshares, Inc. (the “ Holding Company”) is engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank (“the Bank”). The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Holding Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations also include Dime Abstract LLC (“Dime Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. As of June 30, 2024, we operated 60 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, the Bronx, and Staten Island.

The unaudited Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q include the collective results of the Holding Company and its wholly-owned subsidiary, the Bank, which are collectively herein referred to as “we”, “us”, “our” and the “Company.”

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which remain significantly unchanged and have been followed similarly as in prior periods.

2. SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of June 30, 2024 and December 31, 2023, the results of operations and statements of comprehensive income for the three and six months ended June 30, 2024 and 2023, the changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023.

Please see "Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for a discussion of areas in the accompanying unaudited condensed Consolidated Financial Statements utilizing significant estimates.

Adoption of Recent Accounting Standards

Relevant Accounting Standards Issued That Have Not Yet Been Adopted

ASU No.2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No.2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, intended to enhance the transparency of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information.

Specifically, the amendments in this ASU require disclosure of: (i) a tabular reconciliation, using both percentages and reporting currency amounts, with prescribed categories that are required to be disclosed, and the separate disclosure and disaggregation of prescribed reconciling items with an effect equal to 5% or more of the amount determined by multiplying pretax income from continuing operations by the applicable statutory rate; (ii) a qualitative description of the states and local jurisdictions that make up the majority (greater than 50%) of the effect of the state and local income taxes; and (iii) amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and by individual jurisdictions that comprise 5% or more of total income taxes paid, net of refunds received. The ASU also includes other amendments to improve the effectiveness of income tax disclosures.

The update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The transition method is prospective with retrospective method permitted. The Company is currently evaluating the impact on disclosures.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
		Defined		Other
		Benefit		Comprehensive
(In thousands)	Securities	Plans	Derivatives	Income (Loss)
Balance as of January 1, 2024	$(90,242)	$(6,430)	$5,093	$(91,579)
Other comprehensive income (loss) before reclassifications	4,761	703	(659)	4,805
Amounts reclassified from accumulated other comprehensive income (loss)	1,048	(433)	3,379	3,994
Net other comprehensive income during the period	5,809	270	2,720	8,799
Balance as of June 30, 2024	$(84,433)	$(6,160)	$7,813	$(82,780)

Balance as of January 1, 2023	$(100,870)	$(5,266)	$11,757	$(94,379)
Other comprehensive (loss) income before reclassifications	(12,259)	729	(56)	(11,586)
Amounts reclassified from accumulated other comprehensive income (loss)	2,111	(521)	(10)	1,580
Net other comprehensive loss during the period	(10,148)	208	(66)	(10,006)
Balance as of June 30, 2023	$(111,018)	$(5,058)	$11,691	$(104,385)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Change in unrealized gain (loss) on securities:
Change in net unrealized gain (loss) during the period	$3,775	$(11,291)	$7,119	$(13,593)
Reclassification adjustment for net losses included in net loss on sale of securities and other assets	—	—	—	1,447
Accretion of net unrealized loss on securities transferred to held-to-maturity	818	796	1,536	1,553
Net change	4,593	(10,495)	8,655	(10,593)
Tax expense	1,634	(3,109)	2,846	(445)
Net change in unrealized gain (loss) on securities, net of reclassification adjustments and tax	2,959	(7,386)	5,809	(10,148)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(318)	(370)	(635)	(740)
Change in the net actuarial gain	520	814	1,040	1,035
Net change	202	444	405	295
Tax expense (benefit)	77	131	135	87
Net change in pension and other postretirement obligations	125	313	270	208
Change in unrealized gain (loss) on derivatives:
Change in net unrealized (loss) gain during the period	(3,128)	1,586	(983)	(525)
Reclassification adjustment for expense included in interest expense	2,520	299	4,955	(14)
Net change	(608)	1,885	3,972	(539)
Tax (benefit) expense	(210)	559	1,252	(473)
Net change in unrealized (loss) gain on derivatives, net of reclassification adjustments and tax	(398)	1,326	2,720	(66)
Other comprehensive income (loss), net of tax	$2,686	$(5,747)	$8,799	$(10,006)

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except share and per share amounts)	2024	2023	2024	2023
Net income available to common stockholders	$16,657	$25,676	$32,527	$61,158
Less: Dividends paid and earnings allocated to participating securities	(292)	(417)	(549)	(806)
Income attributable to common stock	$16,365	$25,259	$31,978	$60,352
Weighted-average common shares outstanding, including participating securities	39,044,218	38,805,966	38,964,033	38,687,941
Less: weighted-average participating securities	(714,733)	(629,973)	(671,780)	(523,582)
Weighted-average common shares outstanding	38,329,485	38,175,993	38,292,253	38,164,359
Basic EPS	$0.43	$0.66	$0.84	$1.58

Income attributable to common stock	$16,365	$25,259	$31,978	$60,352
Weighted-average common shares outstanding	38,329,485	38,175,993	38,292,253	38,164,359
Weighted-average common equivalent shares outstanding	—	—	—	—
Weighted-average common and equivalent shares outstanding	38,329,485	38,175,993	38,292,253	38,164,359
Diluted EPS	$0.43	$0.66	$0.84	$1.58

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 26,995 weighted-average stock options outstanding for the three and six months ended June 30, 2024, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period. There were 92,137 weighted-average stock options outstanding for the three and six months ended June 30, 2023, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

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

6. SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(568)	$9,432
Treasury securities	206,420	—	(8,508)	197,912
Corporate securities	173,932	348	(18,870)	155,410
Pass-through mortgage-backed securities ("MBS") issued by government sponsored entities ("GSEs")	212,655	16	(25,627)	187,044
Agency CMOs	290,992	18	(47,164)	243,846
State and municipal obligations	27,573	—	(1,995)	25,578
Total securities available-for-sale	$921,572	$382	$(102,732)	$819,222

	June 30, 2024
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,769	$—	$(11,721)	$78,048
Corporate securities	13,000	40	(1,360)	11,680
Pass-through MBS issued by GSEs	270,048	—	(42,260)	227,788
Agency CMOs	215,183	35	(29,897)	185,321
Total securities held-to-maturity	$588,000	$75	$(85,238)	$502,837

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(629)	$9,371
Treasury securities	245,877	—	(11,687)	234,190
Corporate securities	174,978	—	(23,808)	151,170
Pass-through MBS issued by GSEs	230,253	10	(24,978)	205,285
Agency CMOs	305,860	46	(46,491)	259,415
State and municipal obligations	28,741	—	(1,932)	26,809
Total securities available-for-sale	$995,709	$56	$(109,525)	$886,240

	December 31, 2023
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,563	$—	$(11,300)	$78,263
Corporate securities	9,000	—	(1,825)	7,175
Pass-through MBS issued by GSEs	279,853	—	(37,579)	242,274
Agency CMOs	216,223	16	(27,021)	189,218
Total securities held-to-maturity	$594,639	$16	$(77,725)	$516,930

There were no transfers to or from securities held-to-maturity during the three or six months ended June 30, 2024 and 2023.

The carrying value of securities pledged at June 30, 2024 and December 31, 2023 was $545.9 million and $457.7 million, respectively.

At June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The following table presents the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2024
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$120,035	$116,850
One to five years	136,862	127,506
Five to ten years	161,028	143,976
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMOs	503,647	430,890
Total	$921,572	$819,222

Held-to-maturity
Within one year	$—	$—
One to five years	19,806	18,303
Five to ten years	82,963	71,425
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMOs	485,231	413,109
Total	$588,000	$502,837

The following table presents the information related to sales of securities available-for-sale as of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Securities available-for-sale
Proceeds	$—	$—	$—	$77,804
Gross gains	—	—	—	130
Tax expense on gains	—	—	—	39
Gross losses	—	—	—	1,577
Tax benefit on losses	—	—	—	467

There were no sales of securities held-to-maturity during the three or six months ended June 30, 2024 and 2023, respectively.

The following table summarizes the gross unrealized losses and fair value of securities available-for-sale aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	June 30, 2024
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$—	$—	$9,432	$568	$9,432	$568
Treasury securities	—	—	197,912	8,508	197,912	8,508
Corporate securities	6,328	516	129,653	18,354	135,981	18,870
Pass-through MBS issued by GSEs	—	—	185,243	25,627	185,243	25,627
Agency CMOs	2,449	21	236,379	47,143	238,828	47,164
State and municipal obligations	3,430	70	22,148	1,925	25,578	1,995

	December 31, 2023
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency Notes	$—	$—	$9,371	$629	$9,371	$629
Treasury securities	—	—	234,190	11,687	234,190	11,687
Corporate securities	20,935	917	130,235	22,891	151,170	23,808
Pass-through MBS issued by GSEs	—	—	203,469	24,978	203,469	24,978
Agency CMOs	—	—	251,900	46,491	251,900	46,491
State and municipal obligations	1,796	54	21,513	1,878	23,309	1,932

As of June 30, 2024, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available-for-sale debt securities was required. Additionally, given the high-quality composition of the Company’s held-to-maturity portfolio, the Company did not record an allowance for credit losses on the held-to-maturity portfolio. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Accrued interest receivable on securities totaling $5.1 million and $5.3 million at June 30, 2024 and December 31, 2023, respectively, was included in other assets in the Consolidated Statement of Condition and excluded from the amortized cost and estimated fair value totals in the table above.

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

At June 30, 2024, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. government: Agency Notes, Treasury Securities, Pass-through MBS issued by GSEs, Agency Collateralized Mortgage Obligations. Substantially all of the corporate bonds within the portfolio have maintained an investment grade rating by either Kroll, Egan-Jones, Fitch, Moody’s or Standard and Poor’s. None of the unrealized losses are related to credit quality of the issuer. Substantially all of the state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

7. LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	June 30, 2024	December 31, 2023
Business loans (1)	$2,530,782	$2,308,171
One-to-four family residential and cooperative/condominium apartment	906,862	887,555
Multifamily residential and residential mixed-use	3,920,327	4,017,176
Non-owner-occupied commercial real estate	3,314,988	3,379,667
Acquisition, development, and construction ("ADC")	144,860	168,513
Other loans	6,699	5,755
Total	10,824,518	10,766,837
Fair value hedge basis point adjustments (2)	340	6,591
Total loans, net of fair value hedge basis point adjustments	10,824,858	10,773,428
Allowance for credit losses	(77,812)	(71,743)
Loans held for investment, net	$10,747,046	$10,701,685

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

The following tables present data regarding the allowance for credit losses activity for the periods indicated:

	At or for the Three Months Ended June 30, 2024
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$35,981	$6,973	$11,171	$19,445	$2,322	$176	$76,068
(Credit) provision for credit losses	2,212	332	3,737	(1,105)	133	75	5,384
Charge-offs	(1,179)	—	(2,551)	—	—	(15)	(3,745)
Recoveries	101	—	—	—	—	4	105
Ending balance	$37,115	$7,305	$12,357	$18,340	$2,455	$240	$77,812

	At or for the Three Months Ended June 30, 2023
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$43,879	$6,012	$7,613	$18,076	$2,515	$240	$78,335
(Credit) provision for credit losses	(542)	421	577	364	43	127	990
Charge-offs	(3,745)	(14)	—	—	—	(33)	(3,792)
Recoveries	108	—	—	—	—	5	113
Ending balance	$39,700	$6,419	$8,190	$18,440	$2,558	$339	$75,646

	At or for the Six Months Ended June 30, 2024
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$35,962	$6,813	$7,237	$19,623	$1,989	$119	$71,743
Provision (recovery) for credit losses	2,946	492	7,671	(1,283)	466	156	10,448
Charge-offs	(1,975)	—	(2,551)	—	—	(45)	(4,571)
Recoveries	182	—	—	—	—	10	192
Ending balance	$37,115	$7,305	$12,357	$18,340	$2,455	$240	$77,812

	At or for the Six Months Ended June 30, 2023
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$47,029	$5,969	$8,360	$20,153	$1,723	$273	$83,507
(Recovery) provision for credit losses	(2,150)	464	(170)	(1,713)	835	93	(2,641)
Charge-offs	(5,774)	(14)	—	—	—	(34)	(5,822)
Recoveries	595	—	—	—	—	7	602
Ending balance	$39,700	$6,419	$8,190	$18,440	$2,558	$339	$75,646

The following tables present the amortized cost basis of loans on non-accrual status as of the periods indicated:

	June 30, 2024
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
Business loans	$3,776	$16,511	$14,384
One-to-four family residential and cooperative/condominium apartment	—	3,884	152
Non-owner-occupied commercial real estate	—	15	15
ADC	—	657	287
Total	$3,776	$21,067	$14,838

	December 31, 2023
	Non-accrual with	Non-accrual with
(In thousands)	No Allowance	Allowance	Reserve
Business loans	$1,482	$13,185	$12,932
One-to-four family residential and cooperative/condominium apartment	—	3,248	133
Non-owner-occupied commercial real estate	2,298	8,229	832
ADC	—	657	305
Total	$3,780	$25,319	$14,202

The Company did not recognize interest income on non-accrual loans held for investment during the three or six months ended June 30, 2024 and 2023.

The following tables summarize the past due status of the Company’s investment in loans as of the dates indicated:

	June 30, 2024
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$6,465	$2,377	$—	$20,287	$29,129	$2,501,653	$2,530,782
One-to-four family residential, including condominium and cooperative apartment	5,626	1,773	—	3,884	11,283	895,579	906,862
Multifamily residential and residential mixed-use	2,229	27,577	—	—	29,806	3,890,521	3,920,327
Non-owner-occupied commercial real estate	6,497	700	—	15	7,212	3,307,776	3,314,988
ADC	—	—	—	657	657	144,203	144,860
Other loans	94	—	—	—	94	6,605	6,699
Total	$20,911	$32,427	$—	$24,843	$78,181	$10,746,337	$10,824,518

	December 31, 2023
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$7,139	$1,217	$—	$18,574	$26,930	$2,281,241	$2,308,171
One-to-four family residential, including condominium and cooperative apartment	4,071	73	—	3,248	7,392	880,163	887,555
Multifamily residential and residential mixed-use	—	—	—	—	—	4,017,176	4,017,176
Non-owner-occupied commercial real estate	337	—	—	6,620	6,957	3,372,710	3,379,667
ADC	430	—	—	657	1,087	167,426	168,513
Other loans	—	—	—	—	—	5,755	5,755
Total	$11,977	$1,290	$—	$29,099	$42,366	$10,724,471	$10,766,837

Accruing Loans 90 Days or More Past Due:

The Company did not have accruing loans 90 days or more past due as of June 30, 2024 or December 31, 2023.

Collateral Dependent Loans:

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated:

	June 30, 2024		December 31, 2023
	Real Estate	Associated Allowance	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses	Collateral Dependent	for Credit Losses
Business loans	$5,440	$1,210	$3,742	$—
Non-owner-occupied commercial real estate	—	—	6,605	621
ADC	657	287	657	305
Total	$6,097	$1,497	$11,004	$926

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

The following table presents loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted during the three and six months June 30, 2024 and 2023:

	For the Three Months Ended June 30, 2024

						Significant Payment
			Term Extension	Significant Payment Delay	Term Extension	Delay, Term Extension		% of
		Significant	and Significant	and Interest	and Interest Rate	and Interest		Total Class of
(Dollars in thousands)	Term Extension	Payment Delay	Payment Delay	Rate Reduction	Reduction	Rate Reduction	Total	Financing Receivable
Business loans	$1,200	$—	$—	$—	—	$—	$1,200	0.0%
One-to-four family residential, including condominium and cooperative apartment	—	—	—	—	904	—	904	0.1
Total	$1,200	$—	$—	$—	$904	$—	$2,104	0.0%

	For the Three Months Ended June 30, 2023
						Significant Payment
			Term Extension	Significant Payment Delay	Term Extension	Delay, Term Extension		% of
		Significant	and Significant	and Interest	and Interest Rate	and Interest		Total Class of
(Dollars in thousands)	Term Extension	Payment Delay	Payment Delay	Rate Reduction	Reduction	Rate Reduction	Total	Financing Receivable
Business loans	$132	$—	$472	$276	$—	$—	$880	0.0%
One-to-four family residential, including condominium and cooperative apartment	—	—	—	—	—	—	—	0.0
Total	$132	$—	$472	$276	$—	$—	$880	0.0%

	For the Six Months Ended June 30, 2024

						Significant Payment
			Term Extension	Significant Payment Delay	Term Extension	Delay, Term Extension		% of
		Significant	and Significant	and Interest	and Interest Rate	and Interest		Total Class of
(Dollars in thousands)	Term Extension	Payment Delay	Payment Delay	Rate Reduction	Reduction	Rate Reduction	Total	Financing Receivable
Business loans	$1,340	$1,201	$288	$28	$—	$—	$2,857	0.1%
One-to-four family residential, including condominium and cooperative apartment	—	—	421	—	904	—	1,325	0.1
Multifamily residential and residential mixed-use	—	52,290	—	—	—	—	52,290	1.3
Non-owner-occupied commercial real estate	—	31,093	—	—	—	—	31,093	0.9
Total	$1,340	$84,584	$709	$28	$904	$—	$87,565	0.8%

	For the Six Months Ended June 30, 2023

						Significant Payment
			Term Extension	Significant Payment Delay	Term Extension	Delay, Term Extension		% of
		Significant	and Significant	and Interest	and Interest Rate	and Interest		Total Class of
(Dollars in thousands)	Term Extension	Payment Delay	Payment Delay	Rate Reduction	Reduction	Rate Reduction	Total	Financing Receivable
Business loans	$132	$—	$472	$276	$—	$—	$880	0.0%
One-to-four family residential, including condominium and cooperative apartment	—	2,852	—	—	—	—	2,852	0.3
Total	$132	$2,852	$472	$276	$—	$—	$3,732	0.0%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

	For the Three Months Ended June 30, 2024
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	—%	14	$—
One-to-four family residential, including condominium and cooperative apartment	1.0	231	—

For the Three Months Ended June 30, 2023
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	4.25%	16	$11

	For the Six Months Ended June 30, 2024
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	5.00%	14	$147
One-to-four family residential, including condominium and cooperative apartment	1.00	161	13
Multifamily residential and residential mixed-use	—	—	340
Non-owner-occupied commercial real estate	—	—	560

	For the Six Months Ended June 30, 2023
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	4.25%	21	$17
One-to-four family residential, including condominium and cooperative apartment	—	—	72

The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables provide the loan performance in the 12 months after a modification involving borrowers experiencing financial difficulty.

	June 30, 2024
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$3,743	$—	$—	$—	$1,727	$5,470
One-to-four family residential, including condominium and cooperative apartment	3,389	—	—	—	904	4,293
Multifamily residential and residential mixed-use	24,713	—	27,577	—	—	52,290
Non-owner-occupied commercial real estate	55,801	—	—	—	—	55,801
Total	$87,646	$—	$27,577	$—	$2,631	$117,854

	June 30, 2023
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$—	$—	$—	$—	$880	$880
One-to-four family residential, including condominium and cooperative apartment	2,852	—	—	—	—	2,852
Total	$2,852	$—	$—	$—	$880	$3,732

There were no loans made to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2024 and 2023, and that subsequently defaulted. For the purposes of this disclosure, a payment default is defined as 90 or more days past due and still accruing. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	June 30, 2024
(In thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$178,606	$254,370	$380,067	$210,387	$172,763	$410,411	$736,591	$49,015	$2,392,210
Special mention	148	430	17,195	2,700	3,184	10,588	20,911	9,983	65,139
Substandard	—	—	9,019	2,785	5,325	22,651	1,542	31,364	72,686
Doubtful	—	—	—	—	—	747	—	—	747
Total business loans	178,754	254,800	406,281	215,872	181,272	444,397	759,044	90,362	2,530,782
YTD Gross Charge-Offs	—	—	79	65	—	165	—	1,666	1,975

One-to-four family residential, and condominium/cooperative apartment:
Pass	49,128	165,759	209,364	100,701	65,794	263,934	30,101	10,035	894,816
Special mention	—	—	—	—	—	726	159	—	885
Substandard	—	—	—	—	995	9,177	—	989	11,161
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	49,128	165,759	209,364	100,701	66,789	273,837	30,260	11,024	906,862
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Multifamily residential and residential mixed-use:
Pass	11,037	255,410	1,329,542	558,110	290,149	1,300,167	4,588	5,369	3,754,372
Special mention	—	—	1,202	9,281	14,327	58,240	—	—	83,050
Substandard	—	—	—	—	18,208	64,697	—	—	82,905
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	11,037	255,410	1,330,744	567,391	322,684	1,423,104	4,588	5,369	3,920,327
YTD Gross Charge-Offs	—	—	—	—	—	2,551	—	—	2,551

Non-owner-occupied commercial real estate
Pass	43,844	217,009	733,846	608,644	416,159	1,063,714	11,809	8,829	3,103,854
Special mention	—	—	—	19,587	74,985	26,587	—	—	121,159
Substandard	—	—	—	15	59,945	30,015	—	—	89,975
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	43,844	217,009	733,846	628,246	551,089	1,120,316	11,809	8,829	3,314,988
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

ADC:
Pass	10,208	27,337	34,753	23,312	—	2,824	30,614	188	129,236
Special mention	—	—	—	14,967	—	—	—	—	14,967
Substandard	—	—	—	—	—	—	—	657	657
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	10,208	27,337	34,753	38,279	—	2,824	30,614	845	144,860
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	292,823	919,885	2,687,572	1,501,154	944,865	3,041,050	813,703	73,436	10,274,488
Special mention	148	430	18,397	46,535	92,496	96,141	21,070	9,983	285,200
Substandard	—	—	9,019	2,800	84,473	126,540	1,542	33,010	257,384
Doubtful	—	—	—	—	—	747	—	—	747
Total Loans	$292,971	$920,315	$2,714,988	$1,550,489	$1,121,834	$3,264,478	$836,315	$116,429	$10,817,819
YTD Gross Charge-Offs	$—	$—	$79	$65	$—	$2,716	$—	$1,666	$4,526

	December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$258,699	$390,760	$196,790	$144,796	$150,871	$305,258	$633,719	$35,079	$2,115,972
Special mention	481	41,682	1,199	13,567	7,125	3,150	21,108	25,306	113,618
Substandard	—	1,857	2,180	6,729	2,803	30,248	15,567	18,449	77,833
Doubtful	—	—	—	—	—	748	—	—	748
Total business loans	259,180	434,299	200,169	165,092	160,799	339,404	670,394	78,834	2,308,171
YTD Gross Charge-Offs	—	—	77	38	4,166	2,229	5,464	3,390	15,364

One-to-four family residential, and condominium/cooperative apartment:
Pass	170,601	213,479	102,684	69,524	62,356	213,131	31,205	12,493	875,473
Special mention	—	—	—	—	—	33	159	776	968
Substandard	—	—	—	1,005	337	8,711	—	1,061	11,114
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	170,601	213,479	102,684	70,529	62,693	221,875	31,364	14,330	887,555
YTD Gross Charge-Offs	—	—	—	—	—	—	—	14	14

Multifamily residential and residential mixed-use:
Pass	256,822	1,340,197	578,352	283,633	384,937	981,820	4,841	4,325	3,834,927
Special mention	—	—	9,334	3,880	3,886	64,273	—	—	81,373
Substandard	—	—	—	28,799	5,089	66,988	—	—	100,876
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	256,822	1,340,197	587,686	316,312	393,912	1,113,081	4,841	4,325	4,017,176
YTD Gross Charge-Offs	—	—	—	—	—	2	—	—	2

Non-owner-occupied commercial real estate
Pass	220,045	738,133	645,246	447,002	359,201	756,921	11,919	7,926	3,186,393
Special mention	—	—	19,872	75,378	4,563	2,763	—	—	102,576
Substandard	—	—	16	60,272	6,254	24,156	—	—	90,698
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	220,045	738,133	665,134	582,652	370,018	783,840	11,919	7,926	3,379,667
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

ADC:
Pass	16,735	17,534	59,202	9,900	2,665	437	22,444	225	129,142
Special mention	—	11,500	14,961	—	12,253	—	—	—	38,714
Substandard	—	—	—	—	—	—	—	657	657
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	16,735	29,034	74,163	9,900	14,918	437	22,444	882	168,513
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	922,902	2,700,103	1,582,274	954,855	960,030	2,257,567	704,128	60,048	10,141,907
Special mention	481	53,182	45,366	92,825	27,827	70,219	21,267	26,082	337,249
Substandard	—	1,857	2,196	96,805	14,483	130,103	15,567	20,167	281,178
Doubtful	—	—	—	—	—	748	—	—	748
Total Loans	$923,383	$2,755,142	$1,629,836	$1,144,485	$1,002,340	$2,458,637	$740,962	$106,297	$10,761,082
YTD Gross Charge-Offs	$—	$—	$77	$38	$4,166	$2,231	$5,464	$3,404	$15,380

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

(In thousands)	June 30, 2024	December 31, 2023
Performing	$6,699	$5,755
Non-accrual	—	—
Total	$6,699	$5,755

8. LEASES

The following table presents the Company’s remaining maturities of undiscounted lease payments, as well as a reconciliation to the discounted operating lease liabilities in the Consolidated Statements of Financial Condition at June 30, 2024:

(In thousands)
2024	$7,045
2025	13,861
2026	13,166
2027	11,316
2028	5,330
Thereafter	7,614
Total undiscounted lease payments	58,332
Less amounts representing interest	(3,802)
Operating lease liabilities	$54,530

Other information related to the Company’s operating leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Operating lease cost	$3,398	$3,152	$6,689	$6,293
Cash paid for amounts included in the measurement of operating lease liabilities	3,357	3,088	6,633	6,159

	As of June 30, 2024		As of December 31, 2023
Weighted average remaining lease term	4.7	years	5.0	years
Weighted average discount rate	2.66%		2.34%

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

Effect of Derivatives on the Consolidated Statements of Financial Condition

The tables below present the notional amounts and fair values of the Company’s derivative financial instruments as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Assets	Amount	Assets
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$200,000	$12,134	$150,000	$12,492

Derivatives not designated as hedging instruments
Interest rate products	1,671,895	122,401	1,682,961	114,671

	June 30, 2024		December 31, 2023
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Liabilities	Amount	Liabilities
Derivatives designated as hedging instruments:
Fair value hedges - interest rate products	$500,000	$400	$500,000	$6,594
Cash flow hedges - interest rate products	200,000	701	200,000	5,031

Derivatives not designated as hedging instruments:
Interest rate products	1,671,895	122,401	1,682,961	114,671

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024		2023
	Interest	Interest	Interest	Interest
(In thousands)	Income	Expense	Income	Expense
Effects of fair value or cash flow hedges are recorded	$634	$2,520	$—	299

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts:
Hedged items	(978)	—	—	—
Derivatives designated as hedging instruments	1,612	—	—	—

Gain or (loss) on cash flow hedging relationships
Interest contracts:
Loss reclassified from AOCI into income	—	2,520	—	299

	Six Months Ended June 30,
	2024		2023
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense
Effects of fair value or cash flow hedges are recorded	$1,262	$4,955	$—	(14)

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items	(6,251)	—	—	—
Derivatives designated as hedging instruments	7,513	—	—	—

Gain or (loss) on cash flow hedging relationships
Interest contracts
Loss (gain) reclassified from AOCI into income	—	4,955	—	(14)

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

As of June 30, 2024 and December 31, 2023, the Company posted $278 thousand and $6.5 million, respectively, to the Chicago Mercantile Exchange ("CME") clearing house related to the fair value derivatives settled daily to market. The Company pays an average fixed rate of 4.82% and receives a floating rate based on the US federal funds effective rate for the life of the agreement without an exchange of the underlying notional amount. For derivatives that are designated as fair value hedges, the gain or loss on the derivatives as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.

The amortized cost basis of the closed portfolio of the fixed rate mortgage loans on June 30, 2024 totaled $698.2 million. The amount identified as the last-of-layer in the open hedge relationship was $500.0 million, which is the amount of loans in the closed portfolio anticipated to be outstanding for the designated hedge period. The basis adjustment associated with the hedge was a $340 thousand asset as of June 30, 2024, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedged relationship.

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

During the three and six months ended June 30, 2024, the Company recorded a $634 thousand and $1.3 million credit from the swap transaction as a component of interest income in the consolidated statements of operations. During the six months ended June 30, 2023, the Company did not have any fair value hedge transactions.

As of June 30, 2024 and December 31, 2023, the following amounts were recorded on the consolidated statements of financial condition related to cumulative basis adjustment for fair value hedges:

	June 30, 2024		December 31, 2023
(In thousands)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed Rate Loans	$698,517	$340	$736,098	$6,591

Cash Flow Hedges

Cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company uses these types of derivatives to hedge the variable cash flows associated with existing or forecasted issuances of short-term borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $8.4 million will be reclassified as a decrease to interest expense.

The Company did not terminate any derivatives during the six months ended June 30, 2024 and June 30, 2023, respectively.

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Gain (loss) recognized in other comprehensive income (loss)	$(3,128)	$1,586	$(983)	$(525)
(Loss) gain reclassified from other comprehensive income into interest expense	(2,520)	(299)	(4,955)	14

All cash flow hedges are recorded gross on the Consolidated Statement of Financial Condition.

Certain cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Company to post cash collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of June 30, 2024 and December 31, 2023, the Company did not post collateral to the third-party counterparties. As of June 30, 2024, the Company received $13.1 million in collateral from its third-party counterparties under the agreements in a net asset position. As of June 30, 2024, the Company posted $612 thousand to the CME clearing house that are accounted for as settlements of the derivative liabilities. As of December 31, 2023, the Company received $13.5 million in collateral from its third-party counterparties. As of December 31, 2023, the Company posted $4.9 million to the CME clearing house that are accounted for as settlements of the derivative liabilities.

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

	June 30, 2024
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	19	$251,409	$3,438	$—
Loan level interest rate swaps with borrower	210	1,420,486	—	118,963
Loan level interest rate swaps with third-party counterparties	19	251,409	—	3,438
Loan level interest rate swaps with third-party counterparties	210	1,420,486	118,963	—

	December 31, 2023
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/(liabilities):
Loan level interest rate swaps with borrower	49	$491,394	$10,985	$—
Loan level interest rate swaps with borrower	178	1,121,085	—	103,570
Loan level interest rate floors with borrower	2	29,721	—	—
Loan level interest rate floors with borrower	7	40,761	—	116
Loan level interest rate swaps with third-party counterparties	49	491,394	—	10,985
Loan level interest rate swaps with third-party counterparties	178	1,121,085	103,570	—
Loan level interest rate floors with third-party counterparties	2	29,721	—	—
Loan level interest rate floors with third-party counterparties	7	40,761	116	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Loan level derivative income	$1,085	$2,437	$1,491	$5,570

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of June 30, 2024 and December 31, 2023, the Company did not post collateral to its third-party counterparties. As of June 30, 2024, the Company received $117.0 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2023, the Company received $94.7 million in collateral from its third-party counterparties under the agreements in a net asset position.

Risk Participation Agreements

The Company enters into risk participation agreements to manage economic risks but does not designate the instruments in hedge relationships. As of June 30, 2024 and December 31, 2023, the notional amounts of risk participation agreements for derivative liabilities were $93.5 million and $93.9 million, respectively. The related fair values of the Company’s risk participation agreements were immaterial as of June 30, 2024 and December 31, 2023.

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

For derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, any breach of the above provisions by the Company may require settlement of its obligations under the agreements at the termination value with the respective counterparty. As of June 30, 2024, there were no derivatives in a net liability position, and therefore the termination value was zero. There were no provisions breached for the three and six months ended June 30, 2024.

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

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by GSEs as of June 30, 2024 and December 31, 2023. In accordance with the Company’s investment policy, corporate securities are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. Obtaining market values as of June 30, 2024 and December 31, 2023 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

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

		Fair Value Measurements
		at June 30, 2024 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$9,432	$—	$9,432	$—
Treasury securities	197,912	—	197,912	—
Corporate securities	155,410	—	155,410	—
Pass-through MBS issued by GSEs	187,044	—	187,044	—
Agency CMOs	243,846	—	243,846	—
State and municipal obligations	25,578	—	25,578	—
Derivative – cash flow hedges	12,134	—	12,134	—
Derivative – freestanding derivatives, net	122,401	—	122,401	—
Financial Liabilities:
Derivative – fair value hedges	400	—	400	—
Derivative – cash flow hedges	701	—	701	—
Derivative – freestanding derivatives, net	122,401	—	122,401	—

		Fair Value Measurements
		at December 31, 2023 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency Notes	$9,371	$—	$9,371	$
Treasury securities	234,190	—	234,190	—
Corporate securities	151,170	—	151,170	—
Pass-through MBS issued by GSEs	205,285	—	205,285	—
Agency CMOs	259,415	—	259,415	—
State and municipal obligations	26,809	—	26,809	—
Derivative – cash flow hedges	12,492	—	12,492	—
Derivative – freestanding derivatives, net	114,671	—	114,671	—
Financial Liabilities:	—
Derivative – fair value hedge	6,594	—	6,594	—
Derivative – cash flow hedges	5,031		5,031
Derivative – freestanding derivatives, net	114,671	—	114,671	—

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

June 30, 2024
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$823	$—	$—	$823

December 31, 2023
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$6,336	$—	$—	$6,336

Collateral dependent individually evaluated loans with an allowance for credit losses at June 30, 2024 had a carrying amount of $823 thousand, which is made up of the outstanding balance of $2.3 million, net of a valuation allowance of $1.5 million. There was a credit loss recovery of $807 thousand on collateral dependent individually evaluated loans during the six months ended June 30, 2024, which is included in the amounts reported in the Consolidated Statements of Operations.

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

		Fair Value Measurements
		at June 30, 2024 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$413,983	$413,983	$—	$—	$413,983
Securities held-to-maturity	588,000	—	502,837	—	502,837
Loans held for investment, net	10,746,223	—	—	10,233,958	10,233,958
Accrued interest receivable	55,588	—	6,415	49,173	55,588
Financial Liabilities:
Savings, money market and checking accounts (1)	9,646,163	9,646,163	—	—	9,646,163
Certificates of Deposits ("CDs")	1,382,271	—	1,377,848	—	1,377,848
FHLBNY advances	633,000	—	633,362	—	633,362
Subordinated debt, net	262,814	—	227,214	—	227,214
Accrued interest payable	14,101	—	14,101	—	14,101

(1) Includes mortgage escrow deposits.

		Fair Value Measurements
		at December 31, 2023 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$457,547	$457,547	$—	$—	$457,547
Securities held-to-maturity	594,639	—	516,930	—	516,930
Loans held for investment, net	10,695,349	—	—	10,305,026	10,305,026
Accrued interest receivable	55,666	—	6,593	49,073	55,666
Financial Liabilities:
Savings, money market and checking accounts (1)	8,922,972	8,922,972	—	—	8,922,972
CDs	1,607,683	—	1,602,087	—	1,602,087
FHLBNY advances	1,313,000	—	1,312,940	—	1,312,940
Subordinated debt, net	200,196	—	160,696	—	160,696
Accrued interest payable	17,298	—	17,298	—	17,298

(1) Includes mortgage escrow deposits.

11. OTHER INTANGIBLE ASSETS

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable.

(In thousands)	June 30, 2024	December 31, 2023
Gross carrying value	$10,204	$10,204
Accumulated amortization	(5,737)	(5,145)
Net carrying amount	$4,467	$5,059

Amortization expense recognized on intangible assets was $285 thousand and $592 thousand for the three and six months ended June 30, 2024, respectively. Amortization expense recognized on intangible assets was $349 thousand and $726 thousand for the three and six months ended June 30, 2023, respectively.

Estimated amortization expense for the remainder of 2024 through 2028 and thereafter is as follows:

(In thousands)
2024	$571
2025	958
2026	795
2027	664
2028	560
Thereafter	919
Total	$4,467

12. FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY totaling $633.0 million and $1.31 billion at June 30, 2024 and December 31, 2023, respectively, all of which were fixed rate. In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank had remaining FHLB borrowing capacity of $1.88 billion as of June 30, 2024 and $1.19 billion as of December 31, 2023, and maintained sufficient qualifying collateral, as defined by the FHLBNY.

The following table is a summary of FHLBNY extinguishments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
FHLBNY advances extinguished	$125,000	$-	$1,780,000	$-
Weighted average rate	5.25%	-%	5.28%	-%
Loss on extinguishment of debt	$-	$-	$453	$-

The following table presents the contractual maturities of FHLBNY advances for each of the next five years.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Overnight, fixed rate at 5.56%	$100,000	$—
2024, fixed rate at rates from 5.25% to 5.57%	425,000	1,265,000
2027, fixed rate at 4.25%	36,000	36,000
2028, fixed rate at 4.04%	12,000	12,000
2029, fixed rate at rates from 3.98% to 4.03%	60,000	—
Total FHLBNY advances	$633,000	$1,313,000

Total FHLBNY advances had a weighted average interest rate of 5.27% and 5.23% at June 30, 2024 and December 31, 2023, respectively.

13. SUBORDINATED DEBENTURES

On June 28, 2024, the Company issued $65.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due 2034 (“the 2024 Notes”).  The 2024 Notes are callable at par after five years, have a stated maturity of July 15, 2034, and bear interest at a fixed annual rate of 9.00% per year, payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on October 15, 2024. The last interest payment for the fixed rate period will be July 15, 2029. From and including July 15, 2029, to, but excluding the stated maturity date or any earlier redemption date, the interest rate will reset quarterly to an annual interest rate equal to the benchmark rate (which is expected to be Three-Month Term SOFR) plus 495.1 basis points, payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on October 15, 2029.

Subsequently, on July 9, 2024, the Company issued and sold an additional $9.8 million of Notes, pursuant to an overallotment option granted to the underwriters of the offering. Including the overallotment option, the total gross proceeds from the offering were $74.8 million, before discounts and estimated offering expenses.

On May 6, 2022, the Company issued $160.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due 2032 (“the 2022 Notes”).  The 2022 Notes are callable at par after five years, have a stated maturity of May 15, 2032 and bear interest at a fixed annual rate of 5.00% per year, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2022. The last interest payment for the fixed rate period will be May 15, 2027. From and including May 15, 2027 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the benchmark rate (which is expected to be Three-Month Term SOFR) plus 218-basis points, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2027. The Company used the net proceeds of the offering for the repayment of $115.0 million of the Company’s 4.50% fixed-to-floating rate subordinated notes due 2027 on June 15, 2022, and $40.0 million of the Company’s 5.25% fixed-to-floating rate subordinated debentures due 2025 on June 30, 2022. The repayment of the subordinated notes due 2027 resulted in a pre-tax write-off of debt issuance costs of $740 thousand, which was recognized in loss on extinguishment of debt in non-interest expense.

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

The subordinated debentures totaled $262.8 million at June 30, 2024 and $200.2 million at December 31, 2023. Interest expense related to the subordinated debentures was $2.6 million during the three months ended June 30, 2024 and 2023, respectively. Interest expense related to the subordinated debentures was $5.2 million and $5.1 million during the six months ended June 30, 2024 and 2023, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

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

The following tables represent the components of net periodic (credit) benefit cost included in other non-interest expense, except for service cost, which is reported in salaries and employee benefits expense, in the Consolidated Statements of Operations. Net expenses associated with these plans were comprised of the following components:

	Three Months Ended June 30,
	2024		2023

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$—	$—	$175	$—
Interest cost	310	210	330	222
Expected return on assets	(680)	(360)	(688)	(382)
Amortization of unrealized loss	—	202	—	147
Net periodic (credit) benefit	$(370)	$52	$(183)	$(13)

	Six Months Ended June 30,
	2024		2023

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$—	$—	$350	$—
Interest cost	620	420	660	445
Expected return on assets	(1,360)	(720)	(1,375)	(765)
Amortization of unrealized loss	—	405	—	295
Net periodic (credit) benefit	$(740)	$105	$(365)	$(25)

There were no contributions to the BNB Bank Pension Plan or the Employee Retirement Plan for the three or six months ended June 30, 2024.

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) that existed before the Merger. The 401(k) Plan covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the first day of the month following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $23,000 for the calendar year ended December 31, 2024. Under the provisions of the 401(k) Plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. The 401(k) Plan does not allow for investment in the Company’s common stock. The 401(k) Plan held Company common stock within the accounts of participants totaling $4.7 million at June 30, 2024. During the three and six months ended June 30, 2024, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $796 thousand and $1.7 million, respectively. During the three and six months ended June 30, 2023, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $582 thousand and $1.5 million, respectively.

15. STOCK-BASED COMPENSATION

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

In May 2021, the Company’s shareholders approved the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. An additional 1,185,000 shares of common stock were reserved to be issued under the 2021 Equity Incentive Plan following shareholder approval at the Annual Meeting of Shareholders on May 23, 2024. At June 30, 2024, there were 1,464,963 shares reserved for issuance under the 2021 Equity Incentive Plan.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average Exercise	Contractual	Intrinsic
(Dollars in thousands except share and per share amounts)	Options	Price	Years	Value
Options outstanding at January 1, 2024	26,995	$35.39	5.2	—
Options exercised	—	—
Options forfeited	—	—
Options outstanding at June 30, 2024	26,995	$35.39	4.7	$—
Options vested and exercisable at June 30, 2024	26,995	$35.39	4.7	$—

Information related to stock options during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Cash received for option exercise cost	$—	$—	$—	$—
Income tax (expense) benefit recognized on stock option exercises	—	—	—	—
Intrinsic value of options exercised	—	—	—	—

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of June 30, 2024 were as follows:

	Outstanding Options		Vested Options
		Weighted		Weighted
		Average		Average
	Number	Contractual	Number	Contractual
	of	Years	of	Years
	Options	Remaining	Options	Remaining
Exercise Prices:
$34.87	10,061	5.6	10,061	5.6
$35.35	9,802	4.6	9,802	4.6
$36.19	7,132	3.6	7,132	3.6
Total	26,995	4.7	26,995	4.7

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2024	356,795	$26.88
Shares granted	314,886	20.55
Shares vested	(157,077)	26.45
Shares forfeited	(10,150)	23.85
Unvested allocated shares outstanding at June 30, 2024	504,454	$23.12

Information related to RSAs during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Compensation expense recognized	$1,504	$1,262	$2,877	$2,320
Income tax expense recognized on vesting of RSAs	(28)	(99)	(268)	(112)

As of June 30, 2024, there was $9.0 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 1.9 years.

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

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Maximum aggregate share payout at January 1, 2024	222,240	$20.64
Shares granted	96,049	18.61
Shares forfeited	(37,335)	26.53
Shares vested	(12,371)	29.97
Maximum aggregate share payout at June 30, 2024	268,583	$18.67
Minimum aggregate share payout	—	—
Expected aggregate share payout	257,565	$18.32

Information related to PSAs during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
(Benefit) compensation expense recognized	$(208)	$95	$149	$340
Income tax expense recognized on vesting of PSAs	(52)	—	(52)	(15)

As of June 30, 2024, there was $3.5 million of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.2 years.

16. INCOME TAXES

During the three months ended June 30, 2024 and 2023, the Company’s consolidated effective tax rates were 29.0% and 26.8%, respectively. During the six months ended June 30, 2024 and 2023, the Company’s consolidated effective tax rates were 28.1% and 26.8%, respectively. There was no significant unusual income tax items during the three or six months ended June 30, 2024 and 2023, respectively.

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

Selected Financial Highlights and Other Data

(Dollars in Thousands Except Per Share Amounts)

	At or For the		At or For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Per Share Data:
Reported EPS (Diluted)	$0.43	$0.66	$0.84	$1.58
Cash dividends paid per common share	0.25	0.25	0.50	0.49
Book value per common share	28.97	27.99	28.97	27.99
Dividend payout ratio	58.14%	37.88%	59.52%	31.01%
Performance and Other Selected Ratios:
Return on average assets	0.55%	0.81%	0.53%	0.96%
Return on average equity	5.88	9.03	5.78	10.75
Net interest spread	1.28	1.58	1.21	1.74
Net interest margin	2.41	2.50	2.31	2.62
Average interest-earning assets to average interest-bearing liabilities	142.23	141.00	140.36	143.80
Non-interest expense to average assets	1.66	1.53	1.59	1.47
Efficiency ratio	63.8	57.6	63.9	53.8
Loan-to-deposit ratio at end of period	98.2	103.4	98.2	103.4
Effective tax rate	29.01	26.76	28.10	26.76
Asset Quality Summary:
Non-performing loans (1)	$24,843	$27,667	$24,843	$27,667
Non-performing assets	24,843	27,667	24,843	27,667
Net charge-offs	3,640	3,679	4,379	5,220
Non-performing assets/Total assets	0.18%	0.20%	0.18%	0.20%
Non-performing loans/Total loans	0.23	0.25	0.23	0.25
Allowance for credit losses/Total loans	0.72	0.70	0.72	0.70
Allowance for credit losses/Non-performing loans	313.21	273.42	313.21	273.42
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

Statistical regression is utilized to relate historical macro-economic variables to historical credit loss experience of a peer group of banks that operate in and around Dime’s footprint. These models are then utilized to forecast future expected loan losses based on expected future behavior of the same macro-economic variables. Adjustments to the quantitative results are made using qualitative factors. These factors include: (1) lending policies and procedures and the experience, ability, and depth of the lending management and other relevant staff; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio; (4) the volume and severity of past due loans; (5) the quality of our loan review system; (6) the value of underlying collateral for collateralized loans; (7) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (8) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

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

Total deposits (including escrow) increased $497.8 million during the six months ended June 30, 2024, compared to an increase of $268.3 million for the six months ended June 30, 2023. Within deposits, core deposits (i.e., non-CDs) increased $723.2 million during the six months ended June 30, 2024 compared to a decrease of $147.1 million during the six months ended June 30, 2023. The increase in core deposits was primarily due to growth in business deposits. In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY or borrowing capacity through AFX and lines of credit with unaffiliated correspondent banks. At June 30, 2024, the Bank had remaining borrowing capacity of $1.88 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank reduced its outstanding FHLBNY advances by $680.0 million during the six months ended June 30, 2024, compared to a $317.0 million increase during the six months ended June 30, 2023. See Note 12. “FHLBNY Advances” for further information.

Subordinated debentures totaled $262.8 million and $200.2 million at June 30, 2024 and at December 31, 2023, respectively. Subsequently, on July 9, 2024, the Company issued and sold an additional $9.8 million of Notes, pursuant to an overallotment option granted to the underwriters of the offering. Including the overallotment option, the total gross proceeds from the offering were $74.8 million, before discounts and estimated offering expenses. See Note 13. “Subordinated Debentures” to our Consolidated Financial Statements for further information.

During the six months ended June 30, 2024 and 2023, business loan originations totaled $171.6 million and $143.6 million, respectively. During the six months ended June 30, 2024 and 2023, real estate loan originations (excluding owner-occupied commercial real estate) totaled $88.2 million and $508.9 million, respectively.

The Bank did not have any sales of securities available-for-sale during the six months ended June 30, 2024. The Bank had sales of securities available for sale of $78.7 million during the six months ended June 30, 2023. Purchases of available-for-sale securities totaled $4.0 million and $79.3 million during the six months ended June 30, 2024 and 2023, respectively. Proceeds from pay downs and calls and maturities of available-for-sale securities were $76.8 million and $38.4 million for the six months ended June 30, 2024 and 2023, respectively.

The Bank did not have any sales of held-to-maturity securities during the six months ended June 30, 2024 or 2023, respectively. The Bank had purchases of securities held-to-maturity of $7.4 million and $27.1 million during the six months ended June 30, 2024 and 2023, respectively. Proceeds from pay downs and calls and maturities of held-to-maturity securities were $15.8 million and $10.7 million for the six months ended June 30, 2024 and 2023, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by their primary federal regulators. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At June 30, 2024, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well capitalized" for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at June 30, 2024
			Basel III
		Consolidated	Minimum	To Be Categorized as
	Bank	Company	Requirement	“Well Capitalized” (1)
Tier 1 common equity ratio	13.4%	10.1%	4.5%	6.5%
Tier 1 risk-based capital ratio	13.4	11.2	6.0	8.0
Total risk-based capital ratio	14.1	14.5	8.0	10.0
Tier 1 leverage ratio	10.5	8.8	4.0	5.0
(1) Only the Bank is subject to these requirements.

During the six months ended June 30, 2024, the Holding Company did not repurchase any shares of its common stock. The Holding Company repurchased 36,813 shares of its common stock at an aggregate cost of $947 thousand during the six months ended June 30, 2023. As of June 30, 2024, 1,566,947 shares remained available for purchase under the authorized share repurchase programs. See "Part II - Item 2. Other Information - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities" for additional information about repurchases of common stock.

The Holding Company paid $3.6 million in cash dividends on its preferred stock during the six months ended June 30, 2024 and 2023, respectively.

The Holding Company paid $19.0 million and $18.5 million in cash dividends on its common stock during the six months ended June 30, 2024 and 2023, respectively.

Contractual Obligations

The Bank generally has borrowings outstanding in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of June 30, 2024, the Bank had $189.0 million of firm loan commitments that were accepted by the borrowers. All of these commitments are expected to close during the remainder of the year ending December 31, 2024.

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

Our loan servicing policies and procedures require that an automated late notice be sent to a delinquent borrower as soon as possible after a payment is ten days late in the case of multifamily residential, commercial real estate loans, and commercial and industrial (“C&I”) loans, or fifteen days late in connection with one-to-four family or consumer loans. Thereafter, periodic letters are mailed and phone calls placed to the borrower until payment is received. When contact is made with the borrower at any time prior to foreclosure, we will attempt to obtain the full payment due or negotiate a repayment schedule with the borrower to avoid foreclosure.

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

Non-accrual Loans

Within our held-for-investment loan portfolio, non-accrual loans totaled $24.8 million at June 30, 2024 and $29.1 million at December 31, 2023.

The following is a reconciliation of non-accrual loans as of the dates indicated:

	June 30,	December 31,	June 30,
	2024	2023	2023

	(Dollars in thousands)
Non-accrual loans:
Business loans	$20,287	$18,574	$23,470
One-to-four family residential, including condominium and cooperative apartment	3,884	3,248	3,305
Multifamily residential and residential mixed-use	—	—	—
Non-owner-occupied commercial real estate	15	6,620	15
ADC	657	657	657
Other loans	—	—	220
Total non-accrual loans	$24,843	$29,099	$27,667
Ratios:
Total non-accrual loans to total loans	0.23%	0.27%	0.25%
Total non-performing assets to total assets	0.18	0.21	0.20

Loan Restructurings

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

There was no carrying value of OREO properties on our Consolidated Statement of Financial Condition at June 30, 2024 or December 31, 2023. We did not recognize any provisions for losses on OREO properties during the six months ended June 30, 2024 or 2023.

Past Due Loans

Loans Delinquent 30 to 59 Days

At June 30, 2024, we had loans totaling $20.9 million that were past due between 30 and 59 days. At December 31, 2023, we had loans totaling $12.0 million that were past due between 30 and 59 days. The 30 to 59-day delinquency levels fluctuate monthly and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At June 30, 2024, we had loans totaling $32.4 million that were past due between 60 and 89 days. At December 31, 2023, we had loans totaling $1.3 million that were past due between 60 and 89 days. The 60 to 89-day delinquency levels fluctuate monthly and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

There were no accruing loans 90 days or more past due at June 30, 2024 or at December 31, 2023.

Allowance for Off-Balance Sheet Exposures

We maintain an allowance, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of our allowance was $3.1 million and $2.7 million at June 30, 2024 and December 31, 2023, respectively. This allowance is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this allowance are recognized in provision for credit losses.

Allowance for Credit Losses

We recorded a credit loss provision of $10.8 million during the six months ended June 30, 2024, compared to a credit loss recovery of $2.8 million for the six months ended June 30, 2023. The $10.8 million credit loss provision for the six months ended June 30, 2024, was primarily associated with provisioning for the Bank’s pooled multifamily loan portfolio. The $2.8 million credit loss recovery for the six months ended June 30, 2023, was primarily associated with a reduction in reserves on pooled Purchased Credit Deteriorated (“PCD”) loans that were acquired as part of the Company’s 2021 Merger.

For a further discussion of the allowance for credit losses and related activity during the six months ended June 30, 2024 and 2023, please see Note 7 to the condensed Consolidated Financial Statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of loans in each category to total loans as of the dates indicated.

	June 30, 2024		December 31, 2023
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allocated	to Total	Allocated	to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Business loans	$37,115	23.38%	$35,962	21.44%
One-to-four family residential and cooperative/condominium apartment	7,305	8.38	6,813	8.24
Multifamily residential and residential mixed-use	12,357	36.22	7,237	37.31
Non-owner-occupied commercial real estate	18,340	30.62	19,623	31.39
ADC	2,455	1.34	1,989	1.57
Other loans	240	0.06	119	0.05
Total	$77,812	100.00%	$71,743	100.00%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	At or for the Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Total loans outstanding at end of period (1)	$10,824,518	$10,876,415
Average total loans outstanding during the period(2)	10,757,655	10,696,249
Allowance for credit losses balance at end of period	77,812	75,646
Allowance for credit losses to total loans at end of period	0.72%	0.70%
Non-performing loans to total loans at end of period	0.23	0.25
Allowance for credit losses to total non-performing loans at end of period	313.21	273.42

Ratio of net charge-offs to average loans outstanding during the period:
Business loans	0.15%	0.46%
One-to-four family residential and cooperative/condominium apartment	—	—
Multifamily residential and residential mixed-use	0.13	—
Non-owner-occupied commercial real estate	—	—
ADC	—	—
Other loans	1.33	0.78
Total	0.08	0.10
(1) Total loans represent gross loans (excluding loans held for sale), inclusive of deferred fees/costs and premiums/discounts.
(2) Total average loans represent gross loans (including loans held for sale), inclusive of deferred loan fees/costs and premiums/discounts.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Assets. Assets totaled $13.55 billion at June 30, 2024, $87.2 million below their level at December 31, 2023, primarily due to decreases of $73.7 million in total investment securities, $43.6 million in cash and due from banks, $30.3 million in restricted stock and $8.8 million in premises and fixed assets, partially offset by increases of $45.4 million in the loan portfolio, $12.4 million in derivative assets and $4.9 million in BOLI.

Total loans, net of allowance increased $45.4 million during the six months ended June 30, 2024, to $10.75 billion at period end. During the six months ended June 30, 2024, we had loan originations of $259.9 million.

Total investment securities decreased $73.7 million during the six months ended June 30, 2024, to $1.41 billion at period end, primarily due to proceeds from principal payments, calls and maturities of $92.2 million, offset by purchases of $11.4 million and a decrease in unrealized losses of $7.1 million. There were no transfers to or from securities held-to-maturity during the six months ended June 30, 2024.

Premises and fixed assets decreased $8.8 million during the six months ended June 30, 2024, to $36.1 million at period end, primarily due to the sale of two Bank owned buildings.

Total restricted stock decreased $30.3 million during the six months ended June 30, 2024, to $68.4 million at period end, primarily due to a reduction in FHLB advances.

Derivative assets increased $12.4 million during the six months ended June 30, 2024, to $134.5 million at period end, primarily due to an increase in cash flows hedges.

Liabilities. Total liabilities decreased $111.6 million during the six months ended June 30, 2024, to $12.30 billion at period end, primarily due to a decrease of $680.0 million in FHLB advances and a decrease of $14.4 million in other liabilities, partially offset by increases of $497.8 million in deposits (including mortgage escrow accounts), $62.6 million in subordinated debt and $22.0 million in derivative cash collateral.

Subordinated debt increased $62.6 million during the six months ended June 30, 2024, to $262.8 million at period end, due to the Company raising $65.0 million of gross proceeds from a registered public offering of its 9.000% fixed-to-floating rate subordinated notes due 2034 (the “Notes”). Subsequently, on July 9, 2024, the Company issued and sold an additional $9.8 million of Notes, pursuant to an overallotment option granted to the underwriters of the offering. Including the overallotment option, the total gross proceeds from the offering were $74.8 million, before discounts and estimated offering expenses.

Stockholders’ Equity. Stockholders’ equity increased $24.4 million during the six months ended June 30, 2024, to $1.25 billion at period end, primarily due to net income of $36.2 million and other comprehensive income of $8.8 million, partially offset by common stock dividends of $19.5 million, and preferred stock dividends of $3.6 million.

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

General. Net income was $18.5 million during the three months ended June 30, 2024, compared to net income of $27.5 million for the three months ended June 30, 2023. During the three months ended June 30, 2024, net interest income decreased by $4.7 million, the credit loss provision increased by $4.7 million, non-interest expense increased by $3.5 million, non-interest income increased by $1.4 million, and income tax expense decreased by $2.5 million, compared to the three months ended June 30, 2023.

The discussion of net interest income for the three months ended June 30, 2024 and 2023 should be read in conjunction with the following tables, which set forth certain information related to the Consolidated Statements of Operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Net loan costs included in interest income were $7 thousand during the three months ended June 30, 2024. Net loan fees included in interest income were $363 thousand during the three months ended June 30, 2023. The decrease in net loan fees was primarily due to the decline in deferred fees and the decline in loan prepayment fees in 2024.

Analysis of Net Interest Income

	Three Months Ended June 30,
	2024			2023
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (3) (6)	$2,400,219	$42,933	7.19%	$2,259,769	$36,715	6.52%
One-to-four family residential, including condo and coop (3) (6)	886,037	9,968	4.52	828,324	8,661	4.19
Multifamily residential and residential mixed-use (3) (6)	3,958,617	45,775	4.65	4,125,119	45,123	4.39
Non-owner-occupied commercial real estate (3) (6)	3,359,004	44,728	5.36	3,337,689	42,559	5.11
ADC (3)	164,283	3,638	8.91	220,795	5,149	9.35
Other loans (3)	5,100	57	4.50	6,536	103	6.32
Securities	1,537,487	7,907	2.07	1,642,057	7,914	1.93
Other short-term investments	313,809	4,412	5.65	468,233	5,867	5.03
Total interest-earning assets	12,624,556	159,418	5.08%	12,888,522	152,091	4.73%
Non-interest earning assets	793,885			769,546
Total assets	$13,418,441			$13,658,068

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$631,403	$1,499	0.95%	$952,424	$3,081	1.30%
Money market	3,495,989	33,193	3.82	2,713,816	18,284	2.70
Savings (2)	2,336,202	23,109	3.98	2,279,670	17,376	3.06
CDs	1,393,678	15,077	4.35	1,546,257	13,875	3.60
Total interest-bearing deposits	7,857,272	72,878	3.73	7,492,167	52,616	2.82
FHLBNY advances	671,242	6,429	3.85	1,327,121	15,206	4.60
Subordinated debt, net	202,232	2,604	5.18	200,254	2,553	5.11
Other short-term borrowings	—	—	—	814	—	—
Total borrowings	873,474	9,033	4.16	1,528,189	17,759	4.66
Derivative cash collateral	145,702	2,005	5.53	120,542	1,497	4.98
Total interest-bearing liabilities	8,876,448	83,916	3.80%	9,140,898	71,872	3.15%
Non-interest-bearing checking (2)	3,042,382			3,043,899
Other non-interest-bearing liabilities	242,980			254,826
Total liabilities	12,161,810			12,439,623
Stockholders' equity	1,256,631			1,218,445
Total liabilities and stockholders' equity	$13,418,441			$13,658,068
Net interest income		$75,502			$80,219
Net interest rate spread (4)			1.28%			1.58%
Net interest-earning assets	$3,748,108			$3,747,624
Net interest margin (5)			2.41%			2.50%
Ratio of interest-earning assets to interest-bearing liabilities			142.23%			141.00%
Deposits (including non-interest-bearing checking accounts) (2)	$10,899,654	$72,878	2.69%	$10,536,066	$52,616	2.00%

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

(6) At June 30, 2024, the loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged owner-occupied commercial real estate in business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

Rate/Volume Analysis

Rate/Volume Analysis

	Three Months Ended June 30, 2024
	Compared to Three Months Ended June 30, 2023
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (2)	$3,153	$3,065	$6,218
One-to-four family residential, including condo and coop	645	662	1,307
Multifamily residential and residential mixed-use	413	239	652
Non-owner-occupied commercial real estate	1,480	689	2,169
ADC	(737)	(774)	(1,511)
Other loans	(12)	(34)	(46)
Securities	(122)	115	(7)
Other short-term investments	(1,749)	294	(1,455)
Total interest-earning assets	$3,071	$4,256	$7,327
Interest-bearing liabilities:
Interest-bearing checking	$(656)	$(926)	$(1,582)
Money market	8,683	6,226	14,909
Savings	3,518	2,215	5,733
CDs	368	834	1,202
FHLBNY advances	(5,232)	(3,545)	(8,777)
Subordinated debt, net	19	32	51
Other short-term borrowings	36	(36)	—
Derivative cash collateral	370	138	508
Total interest-bearing liabilities	$7,106	$4,938	$12,044
Net change in net interest income	$(4,035)	$(682)	$(4,717)

(1) Business loans include commercial and industrial loans and owner-occupied commercial real estate loans.

(2) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $75.5 million during the three months ended June 30, 2024, a decrease of $4.7 million from the three months ended June 30, 2023. Average interest-earning assets were $12.62 billion for the three months ended June 30, 2024, a decrease of $264.0 million from $12.89 billion for the three months ended June 30, 2023. Net interest margin was 2.41% during the three months ended June 30, 2024, down from 2.50% during the three months ended June 30, 2023.

Interest Income. Interest income was $159.4 million during the three months ended June 30, 2024, compared to $152.1 million during the three months ended June 30, 2023. During the three months ended June 30, 2024, interest income increased $7.3 million from the three months ended June 30, 2023, primarily reflecting increases in interest income of $6.2 million on business loan income, $2.2 million on non-owner-occupied loan income, $1.3 million on one-to-four family loan income and $652 thousand on multifamily loan income.

The increased interest income on business loans was due to a $140.5 million increase in the average balances and a 67-basis point increase in the yield of such loans in the period. During the three months ended June 30, 2024, there was a recovery of interest income from a loan that was previously on non-accrual status in the amount of $1.3 million. The increased interest income on non-owner-occupied loan income was related to an increase of $21.3 million in the average balances and a 25-basis point increase in the yield of such loans in the period. The increased interest income on one-to-four family loans was related to a 33-basis point increase in the yield and a $57.7 million increase in the average balances of such loans in the period. The increased interest income on multifamily loans was related to a 26-basis point increase in the yield, partially offset by a decrease of $166.5 million in the average balances of such loans in the period. Increased yields across interest-earning assets were a result of the rising interest rate environment.

Interest Expense. Interest expense was $83.9 million during the three months ended June 30, 2024, compared to $71.9 million during the three months ended June 30, 2023. During the three months ended June 30, 2024, interest expense increased $12.0 million, primarily reflecting an increase in interest expense of $20.3 million on deposits. The increased interest expense on deposits primarily reflects a $782.2 million increase in average balances of money market accounts and a 112-basis point increase in rates paid on such deposits, a $56.5 million increase in average balances of savings accounts and a 92-basis point increase in rates paid on such deposits, and a 75-basis point increase in rates paid on CDs, partially offset by a decrease of $152.6 million in average balances of such deposits. The increases in interest expenses on money market accounts, saving accounts and CDs were primarily due to price competition among banks and other financial institutions and the rising interest rate environment.

Provision for Credit Losses. We recorded a credit loss provision of $5.6 million during the three months ended June 30, 2024, compared to a credit loss provision of $892 thousand for the three months ended June 30, 2023. The $5.6 million credit loss provision for the three months ended June 30, 2024, was primarily associated with increased provisioning for our pooled multifamily loan portfolio. The $892 thousand credit loss provision for the three months ended June 30, 2023, was primarily associated with growth in the loan portfolio and deterioration in forecasted macroeconomic conditions offset by a reduction in the reserve on Purchased Credit Deteriorated (“PCD”) loans that were acquired as part of the Merger in 2021.

Non-Interest Income. Non-interest income was $11.8 million during the three months ended June 30, 2024, compared to $10.4 million during the three months ended June 30, 2023. During the three months ended June 30, 2024, non-interest income increased $1.4 million from the three months ended June 30, 2023, reflecting an increase of $3.7 million from gain on sale of Bank’s premises, partially offset by a decrease of $1.4 million related to loan level derivative income.

Non-Interest Expense. Non-interest expense was $55.7 million during the three months ended June 30, 2024, compared to $52.2 million during the three months ended June 30, 2023. During the three months ended June 30, 2024, non-interest expense increased $3.5 million from the three months ended June 30, 2023, primarily due to a $2.3 million increase in salaries and employee benefits and a $1.1 million increase in professional services.

Non-interest expense was 1.66% and 1.53% of average assets during the three months ended June 30, 2024 and 2023, respectively.

Income Tax Expense. Income tax expense was $7.6 million during the three months ended June 30, 2024, compared to income tax expense of $10.0 million during the three months ended June 30, 2023. The reported effective tax rate for the three months ended June 30, 2024 was 29.0%, and 26.8% for the three months ended June 30, 2023.

Comparison of Operating Results for the Six Months Ended June 30, 2024 and 2023

General. Net income was $36.2 million during the six months ended June 30, 2024, compared to net income of $64.8 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, net interest income decreased by $18.9 million, credit loss provision increased by $13.6 million, non-interest expense increased by $8.5 million, non-interest income increased by $2.9 million, and income tax expense decreased by $9.5 million, compared to the six months ended June 30, 2023.

The discussion of net interest income for the six months ended June 30, 2024 and 2023 should be read in conjunction with the following tables, which set forth certain information related to the Consolidated Statements of Operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Net loan costs included in interest income were $304 thousand during the six months ended June 30, 2024. Net loan fees included in interest income were $655 thousand during the six months ended June 30, 2023. The decrease in net loan fees was primarily due to the decline in loan deferred fees and the decline in loan prepayment fees in 2024.

Analysis of Net Interest Income

	Six Months Ended June 30,
	2024			2023
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (3) (6)	$2,354,269	$82,157	7.02%	$2,230,319	$70,406	6.37%
One-to-four family residential, including condo and coop (3) (6)	886,313	19,738	4.48	808,424	16,277	4.06
Multifamily residential and residential mixed-use (3) (6)	3,979,563	91,794	4.64	4,099,706	87,472	4.30
Non-owner-occupied commercial real estate (3) (6)	3,365,221	89,504	5.35	3,327,427	82,254	4.98
ADC (3)	167,029	7,330	8.83	223,333	10,122	9.14
Other loans (3)	5,260	141	5.39	7,040	218	6.24
Securities	1,557,909	15,787	2.04	1,670,792	16,345	1.97
Other short-term investments	504,592	13,976	5.57	420,400	9,669	4.64
Total interest-earning assets	12,820,156	320,427	5.03%	12,787,441	292,763	4.62%
Non-interest earning assets	786,526			767,042
Total assets	$13,606,682			$13,554,483

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$606,725	$2,722	0.90%	$898,068	$4,603	1.03%
Money market	3,427,937	63,831	3.74	2,706,767	32,134	2.39
Savings (2)	2,352,574	45,919	3.93	2,303,267	31,975	2.80
CDs	1,524,780	33,475	4.41	1,358,043	21,176	3.14
Total interest-bearing deposits	7,912,016	145,947	3.71	7,266,145	89,888	2.49
FHLBNY advances	882,725	18,572	4.23	1,291,608	28,706	4.48
Subordinated debt, net	201,210	5,157	5.15	200,265	5,106	5.14
Other short-term borrowings	39	1	5.16	6,290	118	3.78
Total borrowings	1,083,974	23,730	4.40	1,498,163	33,930	4.57
Derivative cash collateral	137,934	3,718	5.42	128,050	2,974	4.68
Total interest-bearing liabilities	9,133,924	173,395	3.82%	8,892,358	126,792	2.88%
Non-interest-bearing checking (2)	2,976,079			3,191,980
Other non-interest-bearing liabilities	245,348			264,002
Total liabilities	12,355,351			12,348,340
Stockholders' equity	1,251,331			1,206,143
Total liabilities and stockholders' equity	$13,606,682			$13,554,483
Net interest income		$147,032			$165,971
Net interest rate spread (4)			1.21%			1.74%
Net interest-earning assets	$3,686,232			$3,895,083
Net interest margin (5)			2.31%			2.62%
Ratio of interest-earning assets to interest-bearing liabilities			140.36%			143.80%
Deposits (including non-interest-bearing checking accounts) (2)	$10,888,095	$145,947	2.70%	$10,458,125	$89,888	1.73%

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

Rate/Volume Analysis

	Six Months Ended June 30, 2024
	Compared to Six Months Ended June 30, 2023
	Increase / (Decrease) Due to:
	Volume	Rate	Total
Interest-earning assets:
Business loans (1) (2)	$5,055	$6,696	$11,751
One-to-four family residential, including condo and coop	1,701	1,760	3,461
Multifamily residential and residential mixed-use	(214)	4,536	4,322
Non-owner-occupied commercial real estate	2,328	4,922	7,250
ADC	(1,950)	(842)	(2,792)
Other loans	(45)	(32)	(77)
Securities	(701)	143	(558)
Other short-term investments	2,153	2,154	4,307
Total interest-earning assets	$8,327	$19,337	$27,664
Interest-bearing liabilities:
Interest-bearing checking	$(1,169)	$(713)	$(1,882)
Money market	13,449	18,249	31,698
Savings	3,908	10,036	13,944
CDs	4,656	7,643	12,299
FHLBNY advances	(6,942)	(3,192)	(10,134)
Subordinated debt, net	29	22	51
Other short-term borrowings	(99)	(18)	(117)
Derivative cash collateral	311	433	744
Total interest-bearing liabilities	$14,143	$32,460	$46,603
Net change in net interest income	$(5,816)	$(13,123)	$(18,939)

(1) Business loans include commercial and industrial loans and owner-occupied commercial real estate loans.

(2) Amounts are net of deferred origination costs/ (fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $147.0 million during the six months ended June 30, 2024, a decrease of $18.9 million from the six months ended June 30, 2023. Average interest-earning assets were $12.82 billion for the six months ended June 30, 2024, an increase of $32.7 million from $12.79 billion for the six months ended June 30, 2023. Net interest margin was 2.31% during the six months ended June 30, 2024, down from 2.62% during the six months ended June 30, 2023.

Interest Income. Interest income was $320.4 million during the six months ended June 30, 2024, compared to $292.8 million during the six months ended June 30, 2023. During the six months ended June 30, 2024, interest income increased $27.6 million from the six months ended June 30, 2023, primarily reflecting increases in interest income of $11.8 million on business loan income, $7.3 million on non-owner-occupied loan income, $4.3 million on multifamily loan income, $3.5 million on one-to-four family loan income and $4.3 million on other short-term investments.

The increased interest income on business loans was due to a 65-basis point increase in the yield and an increase of $124.0 million in the average balances of such loans in the period. During the six months ended June 30, 2024, there was a recovery of interest income from a loan that was previously on non-accrual status in the amount of $1.3 million. The increased interest income on non-owner-occupied loan income was related to a 37-basis point increase in the yield and an increase of $37.8 million in the average balances of such loans in the period. The increased interest income on multifamily loans was related to a 34-basis point increase in the yield, partially offset by a decrease of $120.1 million in the average balances of such loans in the period. The increased interest income on one-to-four family loans was related to a 42-basis point increase in the yield and a $77.9 million increase in the average balances of such loans in the period. The increased interest income on short-term investments was to a 93-basis point increase in the yield and a $84.2 million increase in the average balances of such short-term investments in the period. Increased yields across these interest-earning assets were a result of the rising interest rate environment.

Interest Expense. Interest expense was $173.4 million during the six months ended June 30, 2024, compared to $126.8 million during the six months ended June 30, 2023. During the six months ended June 30, 2024, interest expense increased $46.6 million, primarily reflecting an increase in interest expense of $56.1 million on deposits. The increased interest expense on deposits primarily reflects a 135-basis point increase in rates paid on money market accounts and a $721.2 million increase in average balances of such deposits, a 113-basis point increase in rates paid on savings accounts and an increase of $49.3 million in average balances of such deposits, and a 127-basis point increase in rates paid on CDs and an increase of $166.7 million in average balances of such deposits. The increases in interest expenses on money market accounts, saving accounts and CDs were primarily due to price competition among banks and other financial institutions and the rising interest rate environment.

Provision for Credit Losses. We recorded a credit loss provision of $10.8 million during the six months ended June 30, 2024, compared to a credit loss recovery of $2.8 million for the six months ended June 30, 2023. The $10.8 million credit loss provision for the six months ended June 30, 2024, was primarily associated with increased provisioning for our pooled multifamily loan portfolio. The $2.8 million credit loss recovery for the six months ended June 30, 2023 was primarily associated with a reduction in reserves on pooled PCD loans that were acquired as part of the Company’s 2021 Merger.

Non-Interest Income. Non-interest income was $22.3 million during the six months ended June 30, 2024, compared to $19.4 million during the six months ended June 30, 2023. During the six months ended June 30, 2024, non-interest income increased $2.9 million from the six months ended June 30, 2023, primarily reflecting an increase of $6.7 million from gain on sale of Bank’s premises, partially offset by a decrease of $4.1 million related to loan level derivative income.

Non-Interest Expense. Non-interest expense was $108.2 million during the six months ended June 30, 2024, compared to $99.7 million during the six months ended June 30, 2023. During the six months ended June 30, 2024, non-interest expense increased $8.5 million from the six months ended June 30, 2023, primarily due to a $7.7 million increase in salaries and employee benefits.

Non-interest expense was 1.59% and 1.47% of average assets during the six months ended June 30, 2024 and 2023, respectively.

Income Tax Expense. Income tax expense was $14.1 million during the six months ended June 30, 2024, compared to income tax expense of $23.7 million during the six months ended June 30, 2023. The reported effective tax rate for the six months ended June 30, 2024, was 28.1%, and 26.8% for the six months ended June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2023 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on February 22, 2024. The following is an update of the discussion provided therein.

General. The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the three and six months ended June 30, 2024, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

The analysis that follows presents, as of June 30, 2024 and December 31, 2023, the estimated EVE at both the Pre-Shock Scenario and the -200 Basis Point, -100 Basis Point, +100 Basis Point, and +200 Basis Point Rate Shock Scenarios.

	June 30, 2024			December 31, 2023
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$1,646,202	$56,650	3.6%	$1,414,548	$79,745	6.0%
+ 100 Basis Points	1,656,752	67,201	4.2%	1,375,777	40,974	3.1%
Pre-Shock Scenario	1,589,552	—	—	1,334,803	—	—
- 100 Basis Points	1,525,442	(64,110)	(4.0)%	1,247,956	(86,847)	(6.5)%
- 200 Basis Points	1,367,678	(221,874)	(14.0)%	1,112,110	(222,693)	(16.7)%

The Company’s Pre-Shock Scenario EVE increased from $1.33 billion at December 31, 2023 to $1.59 billion at June 30, 2024. The primary factor contributing to the increase in EVE is an increase in the value of the Bank’s non-maturity deposit base.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios increased from $1.38 billion and $1.41 billion, respectively, at December 31, 2023, to $1.66 billion and $1.65 billion, respectively, at June 30, 2024. In the -100 Basis Point Rate and -200 Basis Point Rate Shock Scenario the Company’s EVE increased from $1.25 billion and $1.11 billion, respectively, at December 31, 2023, to $1.53 billion and $1.37 billion, respectively, at June 30, 2024.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates over a 12-month period beginning June 30, 2024, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	(3.9)%	(2.9)%
+ 100 Basis Points	(1.8)%	(1.1)%
- 100 Basis Points	3.9%	4.1%
- 200 Basis Points	6.8%	5.3%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates. The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios.

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	(4.7)%	(1.0)%
+ 100 Basis Points	(2.1)%	0.0%
- 100 Basis Points	4.6%	2.8%
- 200 Basis Points	7.3%	2.2%

iIte

Item 4.Controls and Procedures

Management of the Company, with the participation of its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness, as of June 30, 2024, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company was not involved in any actions or proceedings that were likely to have a material adverse impact on its financial condition and results of operations as of June 30, 2024.

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

(c)  In May 2022, we announced the adoption of a new stock repurchase program of up to 1,948,314 shares, upon the completion of our existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of June 30, 2024, there were 1,566,947 shares remaining to be purchased in the program. There were no repurchases of common stock during the quarter ended June 30, 2024.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6.Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 2, 2021 (File No. 001-34096))
3.2

Amended and Restated Bylaws of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed December 21, 2023 (File No. 001-34096))

4.1

Indenture, dated May 6, 2022, between Dime Community Bancshares, Inc. and Wilmington Trust National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 6, 2022 (File No. 001-34096))

4.2

First Supplemental Indenture, dated May 6, 2022, between Dime Community Bancshares, Inc. and Wilmington Trust National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed May 6, 2022 (File No. 001-34096))

4.3

Second Supplemental Indenture, dated June 28, 2024, between Dime Community Bancshares, Inc. and Wilmington Trust National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed June 28, 2024 (File No. 001-34096))

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101

The following financial statements from Dime Community Bancshares, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2024, filed on August 1, 2024, formatted in XBRL: (i) Consolidated Statements of Financial Condition as of June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2024 and 2023, (iv) Consolidated Statements of Stockholders' Equity for the Three and Six Months Ended June 30, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

Dime Community Bancshares, Inc.

Dated: August 1, 2024	By:	/s/ Stuart H. Lubow
Stuart H. Lubow
President and Chief Executive Officer

Dated: August 1, 2024	By:	/s/ Avinash Reddy
Avinash Reddy
Senior Executive Vice President, Chief Financial Officer and Principal Accounting Officer