Form 10-Q
period 2024-09-30
Dime Community Bancshares, Inc. /NY/
filed 2024-11-05
CIK 846617

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at October 30, 2024
$0.01 Par Value	39,150,364

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

Item 1.   Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands except share amounts)

	September 30,	December 31,
	2024	2023
Assets:
Cash and due from banks	$626,056	$457,547
Securities available-for-sale, at fair value	774,608	886,240
Securities held-to-maturity	592,414	594,639
Loans held for sale	13,098	10,159
Loans held for investment, net of fees and costs	10,892,044	10,773,428
Allowance for credit losses	(85,221)	(71,743)
Total loans held for investment, net	10,806,823	10,701,685
Premises and fixed assets, net	35,066	44,868
Premises held for sale	—	905
Restricted stock	64,235	98,750
Bank Owned Life Insurance ("BOLI")	372,367	349,816
Goodwill	155,797	155,797
Other intangible assets	4,181	5,059
Operating lease assets	48,537	52,729
Derivative assets	105,636	122,132
Accrued interest receivable	54,578	55,666
Other assets	93,133	100,013
Total assets	$13,746,529	$13,636,005

Liabilities:
Interest-bearing deposits	$8,098,312	$7,585,020
Non-interest-bearing deposits	3,231,160	2,884,378
Deposits (excluding mortgage escrow deposits)	11,329,472	10,469,398
Non-interest-bearing mortgage escrow deposits	87,841	61,121
Interest-bearing mortgage escrow deposits	5	136
Mortgage escrow deposits	87,846	61,257
Federal Home Loan Bank of New York ("FHLBNY") advances	508,000	1,313,000
Subordinated debt, net	272,300	200,196
Derivative cash collateral	68,960	108,100
Operating lease liabilities	51,362	55,454
Derivative liabilities	98,108	121,265
Other liabilities	66,552	81,110
Total liabilities	12,482,600	12,409,780

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at September 30, 2024 and December 31, 2023)	116,569	116,569
Common stock ($0.01 par, 80,000,000 shares authorized, 41,644,395 shares and 41,637,256 shares issued at September 30, 2024 and December 31, 2023 respectively, and 39,151,650 shares and 38,822,654 shares outstanding at September 30, 2024 and December 31, 2023, respectively)	416	416
Additional paid-in capital	488,607	494,454
Retained earnings	827,690	813,007
Accumulated other comprehensive loss, net of deferred taxes	(72,970)	(91,579)
Unearned equity awards	(10,111)	(8,622)
Treasury stock, at cost (2,492,745 shares and 2,814,602 shares at September 30, 2024 and December 31, 2023, respectively)	(86,272)	(98,020)
Total stockholders' equity	1,263,929	1,226,225
Total liabilities and stockholders' equity	$13,746,529	$13,636,005

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income:
Loans	$151,828	$142,995	$442,492	$409,744
Securities	7,766	7,916	23,553	24,261
Other short-term investments	4,645	6,930	18,621	16,599
Total interest income	164,239	157,841	484,666	450,604
Interest expense:
Deposits and escrow	74,025	62,507	219,972	152,395
Borrowed funds	8,764	16,925	32,494	50,855
Derivative cash collateral	1,526	1,930	5,244	4,904
Total interest expense	84,315	81,362	257,710	208,154
Net interest income	79,924	76,479	226,956	242,450
Provision (recovery) for credit losses	11,603	1,806	22,398	(950)
Net interest income after provision (recovery) for credit losses	68,321	74,673	204,558	243,400

Non-interest income:
Service charges and other fees	4,267	3,963	12,783	12,633
Title fees	190	291	617	829
Loan level derivative income	132	783	1,623	6,353
BOLI income	2,606	2,317	7,551	7,332
Gain on sale of SBA Loans	19	335	385	1,061
Gain on sale of residential loans	38	21	142	103
Fair value change in equity securities and loans held for sale	39	(299)	(1,219)	(1,079)
Net loss on sale of securities	—	—	—	(1,447)
Gain (loss) on sale of other assets	2	(22)	6,665	(22)
Other	338	539	1,359	1,571
Total non-interest income	7,631	7,928	29,906	27,334
Non-interest expense:
Salaries and employee benefits	36,132	30,520	100,353	87,054
Severance	—	8,562	42	9,068
Occupancy and equipment	7,448	7,277	22,225	21,794
Data processing costs	4,544	4,309	13,262	12,744
Marketing	1,629	2,079	4,763	5,016
Professional services	2,036	1,277	6,269	4,876
Federal deposit insurance premiums	2,105	1,866	6,594	5,613
Loss from extinguishment of debt for FHLBNY advances	1	—	454	—
Amortization of other intangible assets	286	349	878	1,075
Other	3,548	3,284	11,094	11,944
Total non-interest expense	57,729	59,523	165,934	159,184
Income before income taxes	18,223	23,078	68,530	111,550
Income tax expense	4,896	8,093	19,033	31,764
Net income	13,327	14,985	49,497	79,786
Preferred stock dividends	1,822	1,822	5,465	5,465
Net income available to common stockholders	$11,505	$13,163	$44,032	$74,321
Earnings per common share:
Basic	$0.29	$0.34	$1.13	$1.92
Diluted	$0.29	$0.34	$1.13	$1.92

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$13,327	$14,985	$49,497	$79,786
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities:
Change in net unrealized gain (loss) during the period	25,135	(4,374)	32,254	(17,967)
Reclassification adjustment for net losses included in net loss on sale of securities and other assets	—	—	—	1,447
Accretion of net unrealized loss on securities transferred to held-to-maturity	765	788	2,301	2,341
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(317)	(370)	(952)	(1,110)
Change in the net actuarial gain	520	518	1,560	1,553
Change in unrealized gain (loss) on derivatives:
Change in net unrealized loss during the period	(14,500)	(246)	(15,483)	(771)
Reclassification adjustment for expense included in interest expense	2,752	293	7,707	279
Other comprehensive income (loss) before income taxes	14,355	(3,391)	27,387	(14,228)
Deferred tax expense	4,545	(863)	8,778	(1,694)
Total other comprehensive income (loss), net of tax	9,810	(2,528)	18,609	(12,534)
Total comprehensive income	$23,137	$12,457	$68,106	$67,252

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30, 2024
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2024	38,822,654	$116,569	$416	$494,454	$813,007	$(91,579)	$(8,622)	$(98,020)	$1,226,225
Net income	—	—	—	—	17,691	—	—	—	17,691
Other comprehensive income, net of tax	—	—	—	—	—	6,113	—	—	6,113
Release of shares, net of forfeitures	155,782	—	—	(1,619)	—	—	(3,299)	5,128	210
Stock-based compensation	—	—	—	—	—	—	1,730	—	1,730
Shares received related to tax withholding	(46,603)	—	—	(1)	—	—	—	(1,029)	(1,030)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(9,747)	—	—	—	(9,747)
Ending balance as of March 31, 2024	38,931,833	116,569	416	492,834	819,130	(85,466)	(10,191)	(93,921)	1,239,371

Net income	—	—	—	—	18,479	—	—	—	18,479
Other comprehensive income, net of tax	—	—	—	—	—	2,686	—	—	2,686
Release of shares, net of forfeitures	223,202	—	—	(4,074)	—	—	(3,128)	7,549	347
Stock-based compensation	—	—	—	—	—	—	1,296	—	1,296
Shares received related to tax withholding	(7,185)	—	—	—	—	—	—	(54)	(54)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(9,707)	—	—	—	(9,707)
Ending balance as of June 30, 2024	39,147,850	116,569	416	488,760	826,080	(82,780)	(12,023)	(86,426)	1,250,596

Net income	—	—	—	—	13,327	—	—	—	13,327
Other comprehensive income, net of tax	—	—	—	—	—	9,810	—	—	9,810
Release of shares, net of forfeitures	11,669	—	—	(153)	—	—	(44)	403	206
Stock-based compensation	—	—	—	—	—	—	1,956	—	1,956
Shares received related to tax withholding	(7,869)	—	—	—	—	—	—	(249)	(249)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(9,895)	—	—	—	(9,895)
Ending balance as of September 30, 2024	39,151,650	$116,569	$416	$488,607	$827,690	$(72,970)	$(10,111)	$(86,272)	$1,263,929

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) (CONTINUED)

(Dollars in thousands)

	Nine Months Ended September 30, 2023
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2023	38,573,000	$116,569	$416	$495,410	$762,762	$(94,379)	$(8,078)	$(103,117)	$1,169,583
Net income	—	—	—	—	37,303	—	—	—	37,303
Other comprehensive loss, net of tax	—	—	—	—	—	(4,259)	—	—	(4,259)
Release of shares, net of forfeitures	293,106	—	—	(1,608)	—	—	(6,692)	8,507	207
Stock-based compensation	—	—	—	—	—	—	1,302	—	1,302
Shares received related to tax withholding	(36,932)	—	—	(1)	—	—	—	(1,112)	(1,113)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(9,234)	—	—	—	(9,234)
Purchase of treasury stock	(24,813)	—	—	—	—	—	—	(715)	(715)
Ending balance as of March 31, 2023	38,804,361	116,569	416	493,801	789,010	(98,638)	(13,468)	(96,437)	1,191,253

Net income	—	—	—	—	27,498	—	—	—	27,498
Other comprehensive loss, net of tax	—	—	—	—	—	(5,747)	—	—	(5,747)
Release of shares, net of forfeitures	13,262	—	—	154	—	—	364	(123)	395
Stock-based compensation	—	—	—	—	—	—	1,358	—	1,358
Shares received related to tax withholding	(2,504)	—	—	—	—	—	—	(46)	(46)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders, net	—	—	—	—	(10,154)	—	—	—	(10,154)
Purchase of treasury stock	(12,000)	—	—	—	—	—	—	(232)	(232)
Ending balance as of June 30, 2023	38,803,119	116,569	416	493,955	804,532	(104,385)	(11,746)	(96,838)	1,202,503

Net income	—	—	—	—	14,985	—	—	—	14,985
Other comprehensive loss, net of tax	—	—	—	—	—	(2,528)	—	—	(2,528)
Release of shares, net of forfeitures	12,598	—	—	515	—	—	1,038	(1,332)	221
Stock-based compensation	—	—	—	—	—	—	538	—	538
Shares received related to tax withholding	(5,171)	—	—	—	—	—	—	(93)	(93)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(9,460)	—	—	—	(9,460)
Ending balance as of September 30, 2023	38,810,546	$116,569	$416	$494,470	$808,235	$(106,913)	$(10,170)	$(98,263)	$1,204,344

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,497	$79,786
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on sale of securities available-for-sale	—	1,447
(Gain) loss on sale of other assets	(6,665)	22
Fair value change in equity securities and loans held for sale	1,219	1,079
Net gain on sale of loans held for sale	(527)	(1,164)
Net depreciation, amortization and accretion	4,445	4,560
Amortization of fair value hedge basis point adjustments	1,862	—
Amortization of other intangible assets	878	1,075
Loss on extinguishment of debt	454	—
Stock-based compensation	4,982	3,198
Provision (recovery) for credit losses	22,398	(950)
Originations of loans held for sale	(7,451)	(6,440)
Proceeds from sale of loans originated for sale	13,346	22,171
Increase in cash surrender value of BOLI	(7,551)	(6,687)
Gain from death benefits from BOLI	—	(645)
Decrease in other assets	6,234	3,679
(Decrease) increase in other liabilities	(73,080)	29,785
Net cash provided by operating activities	10,041	130,916
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	—	77,804
Purchases of securities available-for-sale	(4,000)	(80,625)
Purchases of securities held-to-maturity	(16,973)	(28,328)
Proceeds from calls and principal repayments of securities available-for-sale	146,026	60,167
Proceeds from calls and principal repayments of securities held-to-maturity	21,808	16,433
Purchase of BOLI	(15,000)	(8,000)
Proceeds received from cash surrender value of BOLI	—	1,224
Loans purchased	(4,979)	—
Proceeds from the sale of portfolio loans transferred to held for sale	7,405	4,192
Increase in loans	(141,747)	(316,784)
Purchases of fixed assets, net	(4,207)	(4,230)
Proceeds from the sale of fixed assets and premises held for sale	16,318	25
Sales (purchases) of restricted stock, net	34,515	(1,340)
Net cash provided by (used in) investing activities	39,166	(279,462)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	886,730	382,274
Repayments from FHLBNY advances, short-term, net	(715,000)	(170,000)
Repayments of FHLBNY advances, long-term	(150,000)	—
Proceeds from FHLBNY advances, long-term	60,000	162,000
Repayments of other short-term borrowings, net	—	(1,360)
Proceeds from subordinated debentures issuance, net	72,103	—
Release of stock for benefit plan awards	763	823
Payments related to tax withholding for equity awards	(1,333)	(1,252)
Purchase of treasury stock	—	(947)
Cash dividends paid to preferred stockholders	(5,465)	(5,465)
Cash dividends paid to common stockholders	(28,496)	(28,000)
Net cash provided by financing activities	119,302	338,073
Increase in cash and cash equivalents	168,509	189,527
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	457,547	169,297
CASH AND CASH EQUIVALENTS, END OF PERIOD	$626,056	$358,824

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$28,003	$31,270
Cash paid for interest	264,924	193,529
Loans transferred to held for sale	11,517	22,500
Loans transferred to held for investment	(2,912)	—
Premises transferred to held for sale	—	905
Operating lease assets in exchange for operating lease liabilities	5,005	6,333

See Notes to unaudited condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Dime Community Bancshares, Inc. (the “ Holding Company”) is engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank (“the Bank”). The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Holding Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations also include Dime Abstract LLC (“Dime Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. As of September 30, 2024, we operated 62 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, the Bronx, Staten Island, and Westchester County.

The unaudited Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q include the collective results of the Holding Company and its wholly-owned subsidiary, the Bank, which are collectively herein referred to as “we”, “us”, “our” and the “Company.”

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which remain significantly unchanged and have been followed similarly as in prior periods.

2. SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of September 30, 2024 and December 31, 2023, the results of operations and statements of comprehensive income for the three and nine months ended September 30, 2024 and 2023, the changes in stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023.

Please see "Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for a discussion of areas in the accompanying unaudited condensed Consolidated Financial Statements utilizing significant estimates.

Adoption of Recent Accounting Standards

Relevant Accounting Standards Issued That Have Not Yet Been Adopted

ASU No. 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, intended to enhance the transparency of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information.

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

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
		Defined		Other
		Benefit		Comprehensive
(In thousands)	Securities	Plans	Derivatives	Income (Loss)
Balance as of January 1, 2024	$(90,242)	$(6,430)	$5,093	$(91,579)
Other comprehensive income (loss) before reclassifications	21,940	1,057	(10,564)	12,433
Amounts reclassified from accumulated other comprehensive income (loss)	1,569	(649)	5,256	6,176
Net other comprehensive income (loss) during the period	23,509	408	(5,308)	18,609
Balance as of September 30, 2024	$(66,733)	$(6,022)	$(215)	$(72,970)

Balance as of January 1, 2023	$(100,870)	$(5,266)	$11,757	$(94,379)
Other comprehensive (loss) income before reclassifications	(15,338)	952	(229)	(14,615)
Amounts reclassified from accumulated other comprehensive income (loss)	2,666	(781)	196	2,081
Net other comprehensive loss (income) during the period	(12,672)	171	(33)	(12,534)
Balance as of September 30, 2023	$(113,542)	$(5,095)	$11,724	$(106,913)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Change in unrealized gain (loss) on securities:
Change in net unrealized gain (loss) during the period	$25,135	$(4,374)	$32,254	$(17,967)
Reclassification adjustment for net losses included in net loss on sale of securities and other assets	—	—	—	1,447
Accretion of net unrealized loss on securities transferred to held-to-maturity	765	788	2,301	2,341
Net change	25,900	(3,586)	34,555	(14,179)
Tax expense (benefit)	8,200	(1,062)	11,046	(1,507)
Net change in unrealized gain (loss) on securities, net of reclassification adjustments and tax	17,700	(2,524)	23,509	(12,672)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(317)	(370)	(952)	(1,110)
Change in the net actuarial gain	520	518	1,560	1,553
Net change	203	148	608	443
Tax expense	65	185	200	272
Net change in pension and other postretirement obligations	138	(37)	408	171
Change in unrealized gain (loss) on derivatives:
Change in net unrealized loss during the period	(14,500)	(246)	(15,483)	(771)
Reclassification adjustment for expense included in interest expense	2,752	293	7,707	279
Net change	(11,748)	47	(7,776)	(492)
Tax (benefit) expense	(3,720)	14	(2,468)	(459)
Net change in unrealized (loss) gain on derivatives, net of reclassification adjustments and tax	(8,028)	33	(5,308)	(33)
Other comprehensive income (loss), net of tax	$9,810	$(2,528)	$18,609	$(12,534)

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except share and per share amounts)	2024	2023	2024	2023
Net income available to common stockholders	$11,505	$13,163	$44,032	$74,321
Less: Dividends paid and earnings allocated to participating securities	(229)	(209)	(778)	(1,015)
Income attributable to common stock	$11,276	$12,954	$43,254	$73,306
Weighted-average common shares outstanding, including participating securities	39,147,845	38,821,541	39,025,751	38,732,963
Less: weighted-average participating securities	(781,226)	(617,580)	(708,528)	(555,259)
Weighted-average common shares outstanding	38,366,619	38,203,961	38,317,223	38,177,704
Basic EPS	$0.29	$0.34	$1.13	$1.92

Income attributable to common stock	$11,276	$12,954	$43,254	$73,306
Weighted-average common shares outstanding	38,366,619	38,203,961	38,317,223	38,177,704
Weighted-average common equivalent shares outstanding	—	—	—	—
Weighted-average common and equivalent shares outstanding	38,366,619	38,203,961	38,317,223	38,177,704
Diluted EPS	$0.29	$0.34	$1.13	$1.92

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 26,995 weighted-average stock options outstanding for the three and nine months ended September 30, 2024, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period. There were 92,137 weighted-average stock options outstanding for the three and nine months ended September 30, 2023, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

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

6. SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	—	(311)	$9,689
Treasury securities	166,278	—	(4,907)	161,371
Corporate securities	173,909	607	(13,887)	160,629
Pass-through mortgage-backed securities ("MBS") issued by government sponsored entities ("GSEs")	197,805	26	(18,495)	179,336
Agency CMOs	276,677	61	(38,965)	237,773
State and municipal obligations	27,154	1	(1,345)	25,810
Total securities available-for-sale	$851,823	$695	$(77,910)	$774,608

	September 30, 2024
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,873	$—	$(8,355)	$81,518
Corporate securities	13,000	80	(975)	12,105
Pass-through MBS issued by GSEs	266,043	136	(31,803)	234,376
Agency CMOs	223,498	151	(23,118)	200,531
Total securities held-to-maturity	$592,414	$367	$(64,251)	$528,530

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(629)	$9,371
Treasury securities	245,877	—	(11,687)	234,190
Corporate securities	174,978	—	(23,808)	151,170
Pass-through MBS issued by GSEs	230,253	10	(24,978)	205,285
Agency CMOs	305,860	46	(46,491)	259,415
State and municipal obligations	28,741	—	(1,932)	26,809
Total securities available-for-sale	$995,709	$56	$(109,525)	$886,240

	December 31, 2023
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,563	$—	$(11,300)	$78,263
Corporate securities	9,000	—	(1,825)	7,175
Pass-through MBS issued by GSEs	279,853	—	(37,579)	242,274
Agency CMOs	216,223	16	(27,021)	189,218
Total securities held-to-maturity	$594,639	$16	$(77,725)	$516,930

There were no transfers to or from securities held-to-maturity during the three or nine months ended September 30, 2024 and 2023.

The carrying value of securities pledged at September 30, 2024 and December 31, 2023 was $479.0 million and $457.7 million, respectively.

At September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The following table presents the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2024
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$119,761	$117,040
One to five years	96,687	91,475
Five to ten years	160,893	148,984
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMOs	474,482	417,109
Total	$851,823	$774,608

Held-to-maturity
Within one year	$—	$—
One to five years	19,818	18,865
Five to ten years	83,055	74,758
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMOs	489,541	434,907
Total	$592,414	$528,530

The following table presents the information related to sales of securities available-for-sale as of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Securities available-for-sale
Proceeds	$—	$—	$—	$77,804
Gross gains	—	—	—	130
Tax expense on gains	—	—	—	39
Gross losses	—	—	—	1,577
Tax benefit on losses	—	—	—	467

There were no sales of securities held-to-maturity during the three or nine months ended September 30, 2024 and 2023, respectively.

The following table summarizes the gross unrealized losses and fair value of securities available-for-sale aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	September 30, 2024
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$—	$—	$9,689	$311	$9,689	$311
Treasury securities	—	—	161,371	4,907	161,371	4,907
Corporate securities	3,700	300	134,359	13,587	138,059	13,887
Pass-through MBS issued by GSEs	—	—	177,238	18,495	177,238	18,495
Agency CMOs	—	—	230,244	38,965	230,244	38,965
State and municipal obligations	—	—	22,309	1,345	22,309	1,345

	December 31, 2023
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency Notes	$—	$—	$9,371	$629	$9,371	$629
Treasury securities	—	—	234,190	11,687	234,190	11,687
Corporate securities	20,935	917	130,235	22,891	151,170	23,808
Pass-through MBS issued by GSEs	—	—	203,469	24,978	203,469	24,978
Agency CMOs	—	—	251,900	46,491	251,900	46,491
State and municipal obligations	1,796	54	21,513	1,878	23,309	1,932

As of September 30, 2024, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available-for-sale debt securities was required. Additionally, given the nature of the Company’s held-to-maturity portfolio which predominantly consists of agency guaranteed securities, the Company did not record an allowance for credit losses on the held-to-maturity portfolio. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Accrued interest receivable on securities totaling $4.5 million and $5.3 million at September 30, 2024 and December 31, 2023, respectively, was included in other assets in the Consolidated Statement of Condition and excluded from the amortized cost and estimated fair value totals in the table above.

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

At September 30, 2024, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. government: Agency Notes, Treasury Securities, Pass-through MBS issued by GSEs, Agency Collateralized Mortgage Obligations. None of the unrealized losses are related to credit quality of the issuer. Substantially all of the state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

7. LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	September 30, 2024	December 31, 2023
Business loans (1)	$2,651,729	$2,308,171
One-to-four family residential and cooperative/condominium apartment	932,767	887,555
Multifamily residential and residential mixed-use	3,866,478	4,017,176
Non-owner-occupied commercial real estate	3,280,056	3,379,667
Acquisition, development, and construction ("ADC")	149,299	168,513
Other loans	6,058	5,755
Total	10,886,387	10,766,837
Fair value hedge basis point adjustments (2)	5,657	6,591
Total loans, net of fair value hedge basis point adjustments	10,892,044	10,773,428
Allowance for credit losses	(85,221)	(71,743)
Loans held for investment, net	$10,806,823	$10,701,685

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

The following tables present data regarding the allowance for credit losses activity for the periods indicated:

	At or for the Three Months Ended September 30, 2024
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$37,115	$7,305	$12,357	$18,340	$2,455	$240	$77,812
Provision (recovery) for credit losses	10,710	1,341	1,439	(1,942)	66	(6)	11,608
Charge-offs	(3,090)	—	(1,294)	(96)	—	(14)	(4,494)
Recoveries	291	—	1	—	—	3	295
Ending balance	$45,026	$8,646	$12,503	$16,302	$2,521	$223	$85,221

	At or for the Three Months Ended September 30, 2023
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$39,700	$6,419	$8,190	$18,440	$2,558	$339	$75,646
Provision (recovery) for credit losses	1,822	787	(621)	(10)	(220)	23	1,781
Charge-offs	(5,147)	—	(2)	—	—	(26)	(5,175)
Recoveries	305	—	—	—	—	6	311
Ending balance	$36,680	$7,206	$7,567	$18,430	$2,338	$342	$72,563

	At or for the Nine Months Ended September 30, 2024
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$35,962	$6,813	$7,237	$19,623	$1,989	$119	$71,743
Provision (recovery) for credit losses	13,656	1,833	9,110	(3,225)	532	150	22,056
Charge-offs	(5,065)	—	(3,845)	(96)	—	(59)	(9,065)
Recoveries	473	—	1	—	—	13	487
Ending balance	$45,026	$8,646	$12,503	$16,302	$2,521	$223	$85,221

	At or for the Nine Months Ended September 30, 2023
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$47,029	$5,969	$8,360	$20,153	$1,723	$273	$83,507
(Recovery) provision for credit losses	(328)	1,251	(791)	(1,723)	615	116	(860)
Charge-offs	(10,921)	(14)	(2)	—	—	(60)	(10,997)
Recoveries	900	—	—	—	—	13	913
Ending balance	$36,680	$7,206	$7,567	$18,430	$2,338	$342	$72,563

The following tables present the amortized cost basis of loans on non-accrual status as of the periods indicated:

	September 30, 2024
	Non-accrual with	Non-accrual with	Related
(In thousands)	No Allowance	Allowance	Allowance
Business loans	$4,771	$20,640	$19,683
One-to-four family residential and cooperative/condominium apartment	—	3,880	36
Non-owner-occupied commercial real estate	19,494	15	15
ADC	—	657	287
Other loans	—	6	6
Total	$24,265	$25,198	$20,027

	December 31, 2023
	Non-accrual with	Non-accrual with	Related
(In thousands)	No Allowance	Allowance	Allowance
Business loans	$1,482	$13,185	$12,932
One-to-four family residential and cooperative/condominium apartment	—	3,248	133
Non-owner-occupied commercial real estate	2,298	8,229	832
ADC	—	657	305
Total	$3,780	$25,319	$14,202

The Company did not recognize interest income on non-accrual loans held for investment during the three or nine months ended September 30, 2024 and 2023.

The following tables summarize the past due status of the Company’s investment in loans as of the dates indicated:

	September 30, 2024
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$5,098	$1,133	$—	$25,411	$31,642	$2,620,087	$2,651,729
One-to-four family residential, including condominium and cooperative apartment	680	1,296	—	3,880	5,856	926,911	932,767
Multifamily residential and residential mixed-use	2,126	27,599	—	—	29,725	3,836,753	3,866,478
Non-owner-occupied commercial real estate	334	—	—	19,509	19,843	3,260,213	3,280,056
ADC	—	—	—	657	657	148,642	149,299
Other loans	—	—	—	6	6	6,052	6,058
Total	$8,238	$30,028	$—	$49,463	$87,729	$10,798,658	$10,886,387

	December 31, 2023
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$7,139	$1,217	$—	$18,574	$26,930	$2,281,241	$2,308,171
One-to-four family residential, including condominium and cooperative apartment	4,071	73	—	3,248	7,392	880,163	887,555
Multifamily residential and residential mixed-use	—	—	—	—	—	4,017,176	4,017,176
Non-owner-occupied commercial real estate	337	—	—	6,620	6,957	3,372,710	3,379,667
ADC	430	—	—	657	1,087	167,426	168,513
Other loans	—	—	—	—	—	5,755	5,755
Total	$11,977	$1,290	$—	$29,099	$42,366	$10,724,471	$10,766,837

Accruing Loans 90 Days or More Past Due:

The Company did not have accruing loans 90 days or more past due as of September 30, 2024 or December 31, 2023.

Collateral Dependent Loans:

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated:

	September 30, 2024		December 31, 2023
	Real Estate	Associated Allowance	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses	Collateral Dependent	for Credit Losses
Business loans	$6,324	$1,108	$3,742	$—
Non-owner-occupied commercial real estate	19,494	—	6,605	621
ADC	657	287	657	305
Total	$26,475	$1,395	$11,004	$926

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

The following table presents loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted for the three and nine months September 30, 2024 and 2023:

For the Three Months Ended September 30, 2024
Significant
Payment
				Significant		Delay,
			Term	Payment	Term	Term
			Extension	Delay	Extension	Extension		% of
			and	and	and	and		Total
		Significant	Significant	Interest	Interest	Interest		Class of
	Term	Payment	Payment	Rate	Rate	Rate		Financing
(Dollars in thousands)	Extension	Delay	Delay	Reduction	Reduction	Reduction	Total	Receivable
Business loans	$15,971	$—	$—	$—	$—	$—	$15,971	0.6%
Non-owner-occupied commercial real estate	—	—	—	24,709	—	—	24,709	0.8
Total	$15,971	$—	$—	$24,709	$—	$—	$40,680	0.4%

For the Three Months Ended September 30, 2023
Significant
Payment
				Significant		Delay,
			Term	Payment	Term	Term
			Extension	Delay	Extension	Extension		% of
			and	and	and	and		Total
		Significant	Significant	Interest	Interest	Interest		Class of
	Term	Payment	Payment	Rate	Rate	Rate		Financing
(Dollars in thousands)	Extension	Delay	Delay	Reduction	Reduction	Reduction	Total	Receivable
Business loans	$—	$9,290	$—	$29	$—	$—	$9,319	0.4%
Non-owner-occupied commercial real estate	—	24,705	—	—	—	—	24,705	0.7
Total	$—	$33,995	$—	$29	$—	$—	$34,024	0.3%

	For the Nine Months Ended September 30, 2024
						Significant
						Payment
				Significant		Delay,
			Term	Payment	Term	Term
			Extension	Delay	Extension	Extension		% of
			and	and	and	and		Total
		Significant	Significant	Interest	Interest	Interest		Class of
	Term	Payment	Payment	Rate	Rate	Rate		Financing
(Dollars in thousands)	Extension	Delay	Delay	Reduction	Reduction	Reduction	Total	Receivable
Business loans	$16,077	$1,192	$190	$28	$—	$—	$17,487	0.7%
One-to-four family residential, including condominium and cooperative apartment	—	—	—	—	900	—	900	0.1
Multifamily residential and residential mixed-use	—	34,095	—	—	—	—	34,095	0.9
Non-owner-occupied commercial real estate	—	31,097	—	24,709	—	—	55,806	1.7
Total	$16,077	$66,384	$190	$24,737	$900	$—	$108,288	1.0%

	For the Nine Months Ended September 30, 2023
						Significant
						Payment
				Significant		Delay,
			Term	Payment	Term	Term
			Extension	Delay	Extension	Extension		% of
			and	and	and	and		Total
		Significant	Significant	Interest	Interest	Interest		Class of
	Term	Payment	Payment	Rate	Rate	Rate		Financing
(Dollars in thousands)	Extension	Delay	Delay	Reduction	Reduction	Reduction	Total	Receivable
Business loans	$126	$9,290	$471	$301	$—	$—	$10,188	0.4%
One-to-four family residential, including condominium and cooperative apartment	—	2,854	—	—	—	—	2,854	0.3
Non-owner-occupied commercial real estate	—	24,705	—	—	—	—	24,705	0.7
Total	$126	$36,849	$471	$301	$—	$—	$37,747	0.3%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

	For the Three Months Ended September 30, 2024
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	—%	8	$—
Non-owner-occupied commercial real estate	3.75	—	1,400

	For the Three Months Ended September 30, 2023
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	4.50%	—	$1,417
Non-owner-occupied commercial real estate	—	—	988

	For the Nine Months Ended September 30, 2024
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	5.00%	8	$157
One-to-four family residential, including condominium and cooperative apartment	1.00	231	—
Multifamily residential and residential mixed-use	—	—	256
Non-owner-occupied commercial real estate	3.75	—	932

	For the Nine Months Ended September 30, 2023
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	4.27%	20	$1,314
One-to-four family residential, including condominium and cooperative apartment	—	—	72
Non-owner-occupied commercial real estate	—	—	988

The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables provide the loan performance in the 12 months after a modification involving borrowers experiencing financial difficulty.

	September 30, 2024
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$17,565	$1,001	$—	$—	$773	$19,339
One-to-four family residential, including condominium and cooperative apartment	2,849	—	—	—	900	3,749
Multifamily residential and residential mixed-use	6,496	—	27,599	—	—	34,095
Non-owner-occupied commercial real estate	55,806	—	—	—	—	55,806
Total	$82,716	$1,001	$27,599	$—	$1,673	$112,989

	September 30, 2023
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$9,290	$—	$—	$—	$898	$10,188
One-to-four family residential, including condominium and cooperative apartment	2,854	—	—	—	—	2,854
Non-owner-occupied commercial real estate	24,705	—	—	—	—	24,705
Total	$36,849	$—	$—	$—	$898	$37,747

There were no loans made to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2024 and 2023, and that subsequently defaulted. For the purposes of this disclosure, a payment default is defined as 90 or more days past due. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	September 30, 2024
(In thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$248,341	$247,652	$357,323	$204,733	$169,319	$394,679	$840,224	$52,024	$2,514,295
Special mention	141	531	16,674	4,318	3,090	10,468	17,107	9,459	61,788
Substandard	—	335	9,039	2,295	4,853	22,234	6,044	30,235	75,035
Doubtful	—	—	—	—	—	611	—	—	611
Total business loans	248,482	248,518	383,036	211,346	177,262	427,992	863,375	91,718	2,651,729
YTD Gross Charge-Offs	—	—	158	116	267	584	—	3,940	5,065

One-to-four family residential, and condominium/cooperative apartment:
Pass	93,307	162,376	206,691	98,996	64,514	257,747	27,717	9,595	920,943
Special mention	—	—	—	—	—	719	159	—	878
Substandard	—	—	—	—	989	8,425	754	778	10,946
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	93,307	162,376	206,691	98,996	65,503	266,891	28,630	10,373	932,767
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Multifamily residential and residential mixed-use:
Pass	21,942	254,215	1,318,634	548,979	288,401	1,259,803	3,892	5,373	3,701,239
Special mention	—	—	1,202	12,387	14,251	73,409	—	—	101,249
Substandard	—	—	—	—	—	63,990	—	—	63,990
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	21,942	254,215	1,319,836	561,366	302,652	1,397,202	3,892	5,373	3,866,478
YTD Gross Charge-Offs	—	—	—	—	1,292	2,553	—	—	3,845

Non-owner-occupied commercial real estate
Pass	45,208	216,058	728,276	606,580	412,817	1,039,290	12,328	8,251	3,068,808
Special mention	—	—	—	663	74,908	26,423	—	—	101,994
Substandard	—	—	—	19,509	59,930	29,815	—	—	109,254
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	45,208	216,058	728,276	626,752	547,655	1,095,528	12,328	8,251	3,280,056
YTD Gross Charge-Offs	—	—	—	—	—	—	—	96	96

ADC:
Pass	10,833	31,004	32,270	23,311	—	2,600	21,523	12,130	133,671
Special mention	—	—	—	14,971	—	—	—	—	14,971
Substandard	—	—	—	—	—	—	—	657	657
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	10,833	31,004	32,270	38,282	—	2,600	21,523	12,787	149,299
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	419,631	911,305	2,643,194	1,482,599	935,051	2,954,119	905,684	87,373	10,338,956
Special mention	141	531	17,876	32,339	92,249	111,019	17,266	9,459	280,880
Substandard	—	335	9,039	21,804	65,772	124,464	6,798	31,670	259,882
Doubtful	—	—	—	—	—	611	—	—	611
Total Loans	$419,772	$912,171	$2,670,109	$1,536,742	$1,093,072	$3,190,213	$929,748	$128,502	$10,880,329
YTD Gross Charge-Offs	$—	$—	$158	$116	$1,559	$3,137	$—	$4,036	$9,006

	December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$258,699	$390,760	$196,790	$144,796	$150,871	$305,258	$633,719	$35,079	$2,115,972
Special mention	481	41,682	1,199	13,567	7,125	3,150	21,108	25,306	113,618
Substandard	—	1,857	2,180	6,729	2,803	30,248	15,567	18,449	77,833
Doubtful	—	—	—	—	—	748	—	—	748
Total business loans	259,180	434,299	200,169	165,092	160,799	339,404	670,394	78,834	2,308,171
YTD Gross Charge-Offs	—	—	77	38	4,166	2,229	5,464	3,390	15,364

One-to-four family residential, and condominium/cooperative apartment:
Pass	170,601	213,479	102,684	69,524	62,356	213,131	31,205	12,493	875,473
Special mention	—	—	—	—	—	33	159	776	968
Substandard	—	—	—	1,005	337	8,711	—	1,061	11,114
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	170,601	213,479	102,684	70,529	62,693	221,875	31,364	14,330	887,555
YTD Gross Charge-Offs	—	—	—	—	—	—	—	14	14

Multifamily residential and residential mixed-use:
Pass	256,822	1,340,197	578,352	283,633	384,937	981,820	4,841	4,325	3,834,927
Special mention	—	—	9,334	3,880	3,886	64,273	—	—	81,373
Substandard	—	—	—	28,799	5,089	66,988	—	—	100,876
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	256,822	1,340,197	587,686	316,312	393,912	1,113,081	4,841	4,325	4,017,176
YTD Gross Charge-Offs	—	—	—	—	—	2	—	—	2

Non-owner-occupied commercial real estate
Pass	220,045	738,133	645,246	447,002	359,201	756,921	11,919	7,926	3,186,393
Special mention	—	—	19,872	75,378	4,563	2,763	—	—	102,576
Substandard	—	—	16	60,272	6,254	24,156	—	—	90,698
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	220,045	738,133	665,134	582,652	370,018	783,840	11,919	7,926	3,379,667
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

ADC:
Pass	16,735	17,534	59,202	9,900	2,665	437	22,444	225	129,142
Special mention	—	11,500	14,961	—	12,253	—	—	—	38,714
Substandard	—	—	—	—	—	—	—	657	657
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	16,735	29,034	74,163	9,900	14,918	437	22,444	882	168,513
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	922,902	2,700,103	1,582,274	954,855	960,030	2,257,567	704,128	60,048	10,141,907
Special mention	481	53,182	45,366	92,825	27,827	70,219	21,267	26,082	337,249
Substandard	—	1,857	2,196	96,805	14,483	130,103	15,567	20,167	281,178
Doubtful	—	—	—	—	—	748	—	—	748
Total Loans	$923,383	$2,755,142	$1,629,836	$1,144,485	$1,002,340	$2,458,637	$740,962	$106,297	$10,761,082
YTD Gross Charge-Offs	$—	$—	$77	$38	$4,166	$2,231	$5,464	$3,404	$15,380

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

(In thousands)	September 30, 2024	December 31, 2023
Performing	$6,052	$5,755
Non-accrual	6	—
Total	$6,058	$5,755

8. LEASES

The following table presents the Company’s remaining maturities of undiscounted lease payments, as well as a reconciliation to the discounted operating lease liabilities in the Consolidated Statements of Financial Condition at September 30, 2024:

(In thousands)
2024	$3,537
2025	13,861
2026	13,166
2027	11,316
2028	5,330
Thereafter	7,614
Total undiscounted lease payments	54,824
Less amounts representing interest	(3,462)
Operating lease liabilities	$51,362

Other information related to the Company’s operating leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Operating lease cost	$3,506	$3,236	$10,195	$9,529
Cash paid for amounts included in the measurement of operating lease liabilities	3,508	3,171	10,141	9,330

	As of September 30, 2024		As of December 31, 2023
Weighted average remaining lease term	4.5	years	5.0	years
Weighted average discount rate	2.67%		2.34%

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

Effect of Derivatives on the Consolidated Statements of Financial Condition

The tables below present the notional amounts and fair values of the Company’s derivative financial instruments as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Assets	Amount	Assets
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$150,000	$8,061	$150,000	$12,492

Derivatives not designated as hedging instruments
Interest rate products	1,672,995	97,575	1,682,961	114,671

	September 30, 2024		December 31, 2023
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Liabilities	Amount	Liabilities
Derivatives designated as hedging instruments:
Fair value hedges - interest rate products	$500,000	$115	$500,000	$6,594
Cash flow hedges - interest rate products	350,000	418	200,000	5,031

Derivatives not designated as hedging instruments:
Interest rate products	1,672,995	97,575	1,682,961	114,671

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024		2023
	Interest	Interest	Interest	Interest
(In thousands)	Income	Expense	Income	Expense
Effects of fair value or cash flow hedges are recorded	$600	$2,752	$—	293

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts:
Hedged items	5,317	—	—	—
Derivatives designated as hedging instruments	(4,717)	—	—	—

Gain or (loss) on cash flow hedging relationships
Interest contracts:
Loss reclassified from AOCI into income	—	2,752	—	293

	Nine Months Ended September 30,
	2024		2023
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense
Effects of fair value or cash flow hedges are recorded	$1,862	$7,707	$—	279

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts:
Hedged items	(934)	—	—	—
Derivatives designated as hedging instruments	2,796	—	—	—

Gain or (loss) on cash flow hedging relationships
Interest contracts:
Loss reclassified from AOCI into income	—	7,707	—	279

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

As of September 30, 2024 and December 31, 2023, the Company posted $5.6 million and $6.5 million, respectively, to the Chicago Mercantile Exchange ("CME") clearing house related to the fair value derivatives settled daily to market. The Company pays an average fixed rate of 4.82% and receives a floating rate based on the US federal funds effective rate for the life of the agreement without an exchange of the underlying notional amount. For derivatives that are designated as fair value hedges, the gain or loss on the derivatives as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.

The amortized cost basis of the closed portfolio of the fixed rate mortgage loans on September 30, 2024 totaled $700.5 million. The amount identified as the last-of-layer in the open hedge relationship was $500.0 million, which is the amount of loans in the closed portfolio anticipated to be outstanding for the designated hedge period. The basis adjustment associated with the hedge was a $5.7 million asset as of September 30, 2024, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedged relationship.

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

During the three and nine months ended September 30, 2024, the Company recorded a $600 thousand and $1.9 million credit from the swap transaction as a component of interest income in the consolidated statements of operations. During the nine months ended September 30, 2023, the Company did not have any fair value hedge transactions.

As of September 30, 2024 and December 31, 2023, the following amounts were recorded on the consolidated statements of financial condition related to cumulative basis adjustment for fair value hedges:

	September 30, 2024		December 31, 2023
(In thousands)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed Rate Loans	$706,180	$5,657	$736,098	$6,591

Cash Flow Hedges

Cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company uses these types of derivatives to hedge the variable cash flows associated with existing or forecasted issuances of short-term borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $4.4 million will be reclassified as a decrease to interest expense.

The Company did not terminate any derivatives during the nine months ended September 30, 2024 and September 30, 2023, respectively.

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Loss recognized in other comprehensive income (loss)	$(14,500)	$(246)	$(15,483)	$(771)
Loss reclassified from other comprehensive income into interest expense	(2,752)	(293)	(7,707)	(279)

All cash flow hedges are recorded gross on the Consolidated Statement of Financial Condition.

Certain cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Company to post cash collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of September 30, 2024 and December 31, 2023, the Company did not post collateral to the third-party counterparties. As of September 30, 2024, the Company received $8.9 million in collateral from its third-party counterparties under the agreements in a net asset position. As of September 30, 2024, the Company posted $8.0 million to the CME clearing house that are accounted for as settlements of the derivative liabilities. As of December 31, 2023, the Company received $13.5 million in collateral from its third-party counterparties. As of December 31, 2023, the Company posted $4.9 million to the CME clearing house that are accounted for as settlements of the derivative liabilities.

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

	September 30, 2024
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/liabilities:
Loan level interest rate swaps with borrower	57	$622,834	$21,325	$—
Loan level interest rate swaps with borrower	172	1,050,161	—	76,250
Loan level interest rate swaps with third-party counterparties	57	622,834	—	21,325
Loan level interest rate swaps with third-party counterparties	172	1,050,161	76,250	—

	December 31, 2023
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/liabilities:
Loan level interest rate swaps with borrower	49	$491,394	$10,985	$—
Loan level interest rate swaps with borrower	178	1,121,085	—	103,570
Loan level interest rate floors with borrower	2	29,721	—	—
Loan level interest rate floors with borrower	7	40,761	—	116
Loan level interest rate swaps with third-party counterparties	49	491,394	—	10,985
Loan level interest rate swaps with third-party counterparties	178	1,121,085	103,570	—
Loan level interest rate floors with third-party counterparties	2	29,721	—	—
Loan level interest rate floors with third-party counterparties	7	40,761	116	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Loan level derivative income	$132	$783	$1,623	$6,353

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of September 30, 2024, the Company posted $3.5 million in collateral to its third-party counterparties. As of December 31, 2023, the Company did not post collateral to its third-party counterparties. As of September 30, 2024, the Company received $60.0 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2023, the Company received $94.7 million in collateral from its third-party counterparties under the agreements in a net asset position.

Risk Participation Agreements

The Company enters into risk participation agreements to manage economic risks but does not designate the instruments in hedge relationships. As of September 30, 2024 and December 31, 2023, the notional amounts of risk participation agreements for derivative liabilities were $93.3 million and $93.9 million, respectively. The related fair values of the Company’s risk participation agreements were immaterial as of September 30, 2024 and December 31, 2023.

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

For derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, any breach of the above provisions by the Company may require settlement of its obligations under the agreements at the termination value with the respective counterparty. As of September 30, 2024, there were no derivatives in a net liability position, and therefore the termination value was zero. There were no provisions breached for the three and nine months ended September 30, 2024.

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

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by GSEs as of September 30, 2024 and December 31, 2023. In accordance with the Company’s investment policy, corporate securities are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. Obtaining market values as of September 30, 2024 and December 31, 2023 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

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

		Fair Value Measurements
		at September 30, 2024 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$9,689	$—	$9,689	$—
Treasury securities	161,371	—	161,371	—
Corporate securities	160,629	—	160,629	—
Pass-through MBS issued by GSEs	179,336	—	179,336	—
Agency CMOs	237,773	—	237,773	—
State and municipal obligations	25,810	—	25,810	—
Derivative – cash flow hedges	8,061	—	8,061	—
Derivative – freestanding derivatives, net	97,575	—	97,575	—
Financial Liabilities:
Derivative – fair value hedges	115	—	115	—
Derivative – cash flow hedges	418	—	418	—
Derivative – freestanding derivatives, net	97,575	—	97,575	—

		Fair Value Measurements
		at December 31, 2023 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency Notes	$9,371	$—	$9,371	$—
Treasury securities	234,190	—	234,190	—
Corporate securities	151,170	—	151,170	—
Pass-through MBS issued by GSEs	205,285	—	205,285	—
Agency CMOs	259,415	—	259,415	—
State and municipal obligations	26,809	—	26,809	—
Derivative – cash flow hedges	12,492	—	12,492	—
Derivative – freestanding derivatives, net	114,671	—	114,671	—
Financial Liabilities:
Derivative – fair value hedge	6,594	—	6,594	—
Derivative – cash flow hedges	5,031	—	5,031	—
Derivative – freestanding derivatives, net	114,671	—	114,671	—

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

September 30, 2024
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

Collateral dependent individually evaluated loans with an allowance for credit losses at September 30, 2024 had a carrying amount of $854 thousand, which is made up of the outstanding balance of $2.2 million, net of a valuation allowance of $1.4 million. There was a credit loss recovery of $910 thousand on collateral dependent individually evaluated loans during the nine months ended September 30, 2024, which is included in the amounts reported in the Consolidated Statements of Operations.

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

		Fair Value Measurements
		at September 30, 2024 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$626,056	$626,056	$—	$—	$626,056
Securities held-to-maturity	592,414	—	528,530	—	528,530
Loans held for investment, net	10,805,969	—	—	10,435,847	10,435,847
Accrued interest receivable	54,578	—	5,813	48,765	54,578
Financial Liabilities:
Savings, money market and checking accounts (1)	10,000,851	10,000,851	—	—	10,000,851
Certificates of Deposits ("CDs")	1,416,467	—	1,414,003	—	1,414,003
FHLBNY advances	508,000	—	508,764	—	508,764
Subordinated debt, net	272,300	—	257,278	—	257,278
Accrued interest payable	14,845	—	14,845	—	14,845

(1) Includes mortgage escrow deposits.

		Fair Value Measurements
		at December 31, 2023 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$457,547	$457,547	$—	$—	$457,547
Securities held-to-maturity	594,639	—	516,930	—	516,930
Loans held for investment, net	10,695,349	—	—	10,305,026	10,305,026
Accrued interest receivable	55,666	—	6,593	49,073	55,666
Financial Liabilities:
Savings, money market and checking accounts (1)	8,922,972	8,922,972	—	—	8,922,972
CDs	1,607,683	—	1,602,087	—	1,602,087
FHLBNY advances	1,313,000	—	1,312,940	—	1,312,940
Subordinated debt, net	200,196	—	160,696	—	160,696
Accrued interest payable	17,298	—	17,298	—	17,298

(1) Includes mortgage escrow deposits.

11. OTHER INTANGIBLE ASSETS

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable.

(In thousands)	September 30, 2024	December 31, 2023
Gross carrying value	$10,204	$10,204
Accumulated amortization	(6,023)	(5,145)
Net carrying amount	$4,181	$5,059

Amortization expense recognized on intangible assets was $286 thousand and $878 thousand for the three and nine months ended September 30, 2024, respectively. Amortization expense recognized on intangible assets was $349 thousand and $1.1 million for the three and nine months ended September 30, 2023, respectively.

Estimated amortization expense for the remainder of 2024 through 2028 and thereafter is as follows:

(In thousands)
2024	$286
2025	958
2026	795
2027	664
2028	560
Thereafter	918
Total	$4,181

12. FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY totaling $508.0 million and $1.31 billion at September 30, 2024 and December 31, 2023, respectively, all of which were fixed rate. In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank had remaining FHLBNY borrowing capacity of $1.98 billion as of September 30, 2024 and $1.19 billion as of December 31, 2023, and maintained sufficient qualifying collateral, as defined by the FHLBNY.

The following table is a summary of FHLBNY extinguishments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
FHLBNY advances extinguished	$25,000	$-	$1,805,000	$-
Weighted average rate	5.25%	-%	5.28%	-%
Loss on extinguishment of debt	$1	$-	$454	$-

The following table presents the contractual maturities of FHLBNY advances for each of the next five years.

(Dollars in thousands)	September 30, 2024	December 31, 2023
2024, fixed rate at rates from 5.25% to 5.55%	400,000	1,265,000
2027, fixed rate at 4.25%	36,000	36,000
2028, fixed rate at 4.04%	12,000	12,000
2029, fixed rate at rates from 3.98% to 4.03%	60,000	—
Total FHLBNY advances	$508,000	$1,313,000

Total FHLBNY advances had a weighted average interest rate of 5.10% and 5.23% at September 30, 2024 and December 31, 2023, respectively.

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

Subsequently, on July 9, 2024, the Company issued and sold an additional $9.8 million of Notes, pursuant to an overallotment option granted to the underwriters of the offering. Including the overallotment option, the total gross proceeds from the offering were $74.8 million, before discounts and offering expenses.

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

The subordinated debentures totaled $272.3 million at September 30, 2024 and $200.2 million at December 31, 2023. Interest expense related to the subordinated debentures was $4.3 million and $2.6 million during the three months ended September 30, 2024 and 2023, respectively. Interest expense related to the subordinated debentures was $9.5 million and $7.7 million during the nine months ended September 30, 2024 and 2023, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

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

The following tables represent the components of net periodic (credit) benefit cost included in other non-interest expense, except for service cost, which is reported in salaries and employee benefits expense, in the Consolidated Statements of Operations. Net expenses associated with these plans were comprised of the following components:

	Three Months Ended September 30,
	2024		2023

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$—	$—	$175	$—
Interest cost	310	210	330	222
Expected return on assets	(680)	(360)	(687)	(382)
Amortization of unrealized loss	—	203	—	147
Net periodic (credit) benefit	$(370)	$53	$(182)	$(13)

	Nine Months Ended September 30,
	2024		2023

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$—	$—	$525	$—
Interest cost	930	630	990	667
Expected return on assets	(2,040)	(1,080)	(2,062)	(1,147)
Amortization of unrealized loss	—	608	—	442
Net periodic (credit) benefit	$(1,110)	$158	$(547)	$(38)

There were no contributions to the BNB Bank Pension Plan or the Employee Retirement Plan for the three or nine months ended September 30, 2024.

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) that existed before the Merger. The 401(k) Plan covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the first day of the month following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $23,000 for the calendar year ended December 31, 2024. Under the provisions of the 401(k) Plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. The 401(k) Plan does not allow for investment in the Company’s common stock. The 401(k) Plan held Company common stock within the accounts of participants totaling $6.3 million at September 30, 2024. During the three and nine months ended September 30, 2024, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $566 thousand and $2.2 million, respectively. During the three and nine months ended September 30, 2023, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $513 thousand and $2.0 million, respectively.

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

In May 2021, the Company’s shareholders approved the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. An additional 1,185,000 shares of common stock were reserved to be issued under the 2021 Equity Incentive Plan following shareholder approval at the Annual Meeting of Shareholders on May 23, 2024. At September 30, 2024, there were 1,462,229 shares reserved for issuance under the 2021 Equity Incentive Plan.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average Exercise	Contractual	Intrinsic
(Dollars in thousands except share and per share amounts)	Options	Price	Years	Value
Options outstanding at January 1, 2024	26,995	$35.39	5.2	—
Options exercised	—	—
Options forfeited	—	—
Options outstanding at September 30, 2024	26,995	$35.39	4.5	$—
Options vested and exercisable at September 30, 2024	26,995	$35.39	4.5	$—

Information related to stock options during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Cash received for option exercise cost	$—	$—	$—	$—
Income tax (expense) benefit recognized on stock option exercises	—	—	—	—
Intrinsic value of options exercised	—	—	—	—

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of September 30, 2024 were as follows:

	Outstanding Options		Vested Options
		Weighted		Weighted
		Average		Average
	Number	Contractual	Number	Contractual
	of	Years	of	Years
	Options	Remaining	Options	Remaining
Exercise Prices:
$34.87	10,061	5.4	10,061	5.4
$35.35	9,802	4.4	9,802	4.4
$36.19	7,132	3.4	7,132	3.4
Total	26,995	4.5	26,995	4.5

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2024	356,795	$26.88
Shares granted	320,730	20.63
Shares vested	(169,290)	26.94
Shares forfeited	(13,648)	24.62
Unvested allocated shares outstanding at September 30, 2024	494,587	$22.86

Information related to RSAs during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Compensation expense recognized	$1,542	$604	$4,419	$2,924
Income tax expense recognized on vesting of RSAs	(49)	(72)	(317)	(184)

As of September 30, 2024, there was $7.5 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 1.8 years.

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

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Maximum aggregate share payout at January 1, 2024	222,240	$20.64
Shares granted	96,049	18.61
Shares forfeited	(37,335)	26.53
Shares vested	(12,371)	29.97
Maximum aggregate share payout at September 30, 2024	268,583	$18.67
Minimum aggregate share payout	—	—
Expected aggregate share payout	257,565	$18.32

Information related to PSAs during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Compensation expense (benefit) recognized	$414	$(66)	$563	$274
Income tax expense recognized on vesting of PSAs	—	—	(52)	—

As of September 30, 2024, there was $3.1 million of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.0 years.

16. INCOME TAXES

During the three months ended September 30, 2024 and 2023, the Company’s consolidated effective tax rates were 26.9% and 35.1%, respectively. During the nine months ended September 30, 2024 and 2023, the Company’s consolidated effective tax rates were 27.8% and 28.5%, respectively. There was no significant unusual income tax items during the three or nine months ended September 30, 2024 and 2023, respectively.

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

Selected Financial Highlights and Other Data

(Dollars in Thousands Except Per Share Amounts)

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Per Share Data:
Reported EPS (Diluted)	$0.29	$0.34	$1.13	$1.92
Cash dividends paid per common share	0.25	0.25	0.75	0.74
Book value per common share	29.31	28.03	29.31	28.03
Dividend payout ratio	86.21%	73.53%	66.37%	38.54%
Performance and Other Selected Ratios:
Return on average assets	0.39%	0.44%	0.49%	0.78%
Return on average equity	4.19	4.91	5.24	8.78
Net interest spread	1.32	1.31	1.24	1.60
Net interest margin	2.50	2.34	2.37	2.52
Average interest-earning assets to average interest-bearing liabilities	144.77	141.02	141.80	142.84
Non-interest expense to average assets	1.71	1.73	1.63	1.56
Efficiency ratio	65.9	70.5	64.6	59.0
Loan-to-deposit ratio at end of period	95.4	102.0	95.4	102.0
Effective tax rate	26.87	35.07	27.77	28.48
Asset Quality Summary:
Non-performing loans (1)	$49,463	$23,320	$49,463	$23,320
Non-performing assets	49,463	23,320	49,463	23,320
Net charge-offs	4,199	4,864	8,578	10,084
Non-performing assets/Total assets	0.36%	0.17%	0.36%	0.17%
Non-performing loans/Total loans	0.45	0.21	0.45	0.21
Allowance for credit losses/Total loans	0.78	0.67	0.78	0.67
Allowance for credit losses/Non-performing loans	172.29	311.16	172.29	311.16
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

Liquidity and Capital Resources

The Board of Directors has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy. The Bank’s Asset Liability Committee (“ALCO”) is responsible for general oversight and strategic implementation of the policy and management of the appropriate departments are designated responsibility for implementing any strategies established by ALCO. On a daily basis, appropriate senior management receives a current cash position report and 30-day forecast to ensure that all short-term obligations are timely satisfied, and that adequate liquidity exists to fund future activities. Reports detailing the Bank’s liquidity reserves are presented to appropriate senior management on at least a monthly basis, and the Board of Directors at each of its meetings. In addition, a twelve-month liquidity forecast is presented to ALCO in order to assess potential future liquidity concerns. A forecast of cash flow data for the upcoming 12 months is presented to the Board of Directors no less than annually. Given recent banking industry events, management is also monitoring the level of uninsured deposits on a daily basis.

Liquidity is primarily needed to meet customer borrowing commitments and deposit withdrawals, either on demand or on contractual maturity, to repay borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Bank’s primary sources of funding for its lending and investment activities include deposits, loan, investment security principal and interest payments and advances from the FHLBNY. The Bank may also sell or securitize selected multifamily residential, mixed-use or one-to-four family residential real estate loans to private sector secondary market purchasers and has in the past sold such loans to FNMA and FHLMC. The Company may additionally issue debt or equity under appropriate circumstances. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on real estate loans and MBS are influenced by interest rates, economic conditions and competition.

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

Total deposits (including escrow) increased $886.7 million during the nine months ended September 30, 2024, compared to an increase of $382.1 million during the nine months ended September 30, 2023. Within deposits, core deposits (i.e., non-CDs) increased $1.08 billion during the nine months ended September 30, 2024 compared to an increase of $55.2 million during the nine months ended September 30, 2023. The increase in core deposits was primarily due to growth in business deposits. In the event that the Bank should require funds beyond its ability or desire to generate them internally, additional sources of funds are available through a borrowing line at the FHLBNY, borrowing capacity at the AFX, lines of credit with unaffiliated correspondent banks, and various brokered deposit sources. At September 30, 2024, the Bank had remaining borrowing capacity of $1.98 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank reduced its outstanding FHLBNY advances by $805.0 million during the nine months ended September 30, 2024, compared to a $8.0 million decrease during the nine months ended September 30, 2023. See Note 12. “FHLBNY Advances” for further information.

Subordinated debentures totaled $272.3 million at September 31, 2024 compared to $200.2 million at December 31, 2023. The increase was due to the Company’s issuance of subordinated notes that are described in more detail in Note 13. “Subordinated Debentures” to our Consolidated Financial Statements for further information.

During the nine months ended September 30, 2024 and 2023, business loan originations totaled $236.1 million and $209.7 million, respectively. During the nine months ended September 30, 2024, and 2023, real estate loan originations (excluding owner-occupied commercial real estate) totaled $147.2 million and $604.7 million, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by their primary federal regulators. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At September 30, 2024, both the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well capitalized" for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at September 30, 2024
			Basel III
		Consolidated	Minimum	To Be Categorized as
	Bank	Company	Requirement	“Well Capitalized” (1)
Tier 1 common equity ratio	13.6%	10.2%	4.5%	6.5%
Tier 1 risk-based capital ratio	13.6	11.3	6.0	8.0
Total risk-based capital ratio	14.4	14.8	8.0	10.0
Tier 1 leverage ratio	10.6	8.8	4.0	5.0
(1) Only the Bank is subject to these requirements.

During the nine months ended September 30, 2024, the Holding Company did not repurchase any shares of its common stock. The Holding Company repurchased 36,813 shares of its common stock at an aggregate cost of $947 thousand during the nine months ended September 30, 2023. As of September 30, 2024, 1,566,947 shares remained available for purchase under the authorized share repurchase programs. See "Part II - Item 2. Other Information - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities" for additional information about repurchases of common stock.

The Holding Company paid $5.5 million in cash dividends on its preferred stock during the nine months ended September 30, 2024, and 2023, respectively.

The Holding Company paid $28.5 million and $28.0 million in cash dividends on its common stock during the nine months ended September 30, 2024, and 2023, respectively.

Contractual Obligations

The Bank generally has borrowings outstanding in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of September 30, 2024, the Bank had $63.8 million of firm loan commitments that were accepted by the borrowers. All of these commitments are expected to close during the remainder of the year ending December 31, 2024.

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

We generally initiate foreclosure proceedings on real estate loans when a loan enters non-accrual status based upon non-payment, unless the borrower is paying in accordance with an agreed upon modified payment agreement. We obtain an updated appraisal to calculate a potential collateral shortfall and to reserve appropriately for the potential loss. Upon completion of a foreclosure action, the property securing the loan is transferred to Other Real Estate Owned (“OREO”) status. We generally attempt to utilize all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances. We have not initiated any expected or imminent foreclosure proceedings that are likely to have a material adverse impact on our Consolidated Financial Statements. In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of generally at least six months.

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

Non-accrual Loans

Within our held-for-investment loan portfolio, non-accrual loans totaled $49.5 million at September 30, 2024 and $29.1 million at December 31, 2023.

The following is a reconciliation of non-accrual loans as of the dates indicated:

	September 30,	December 31,	September 30,
	2024	2023	2023

	(Dollars in thousands)
Non-accrual loans:
Business loans	$25,411	$18,574	$19,555
One-to-four family residential, including condominium and cooperative apartment	3,880	3,248	2,874
Multifamily residential and residential mixed-use	—	—	—
Non-owner-occupied commercial real estate	19,509	6,620	15
ADC	657	657	657
Other loans	6	—	219
Total non-accrual loans	$49,463	$29,099	$23,320
Ratios:
Total non-accrual loans to total loans	0.45%	0.27%	0.21%
Total non-performing assets to total assets	0.36	0.21	0.17

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

Within the allowance for credit losses, losses are estimated for restructured loans on accrual status as well as restructured loans on non-accrual status that are one-to-four family loans or consumer loans, on a pooled basis with loans that share similar risk characteristics. Restructured loans on non-accrual status excluding one-to-four family and consumer loans are individually evaluated to determine expected credit losses. For restructured loans that are collateral-dependent where the Bank has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and we expect repayment of the loan to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of collateral, less the estimated costs to sell, and the amortized cost basis of the loan as of the measurement date. For non-collateral-dependent loans, the allowance for credit losses is measured based on the difference between the present value of expected cash flows and the amortized cost basis of the loan as of the measurement date.

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

There was no carrying value of OREO properties on our Consolidated Statement of Financial Condition at September 30, 2024 or December 31, 2023. We did not recognize any provisions for losses on OREO properties during the nine months ended September 30, 2024 or 2023.

Past Due Loans

Loans Delinquent 30 to 59 Days

At September 30, 2024, there were $8.2 million of loans between 30 and 59 days past due. At December 31, 2023, there were $12.0 million of loans between 30 and 59 days past due. The 30 to 59-day delinquency levels fluctuate monthly and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At September 30, 2024, there were $30.0 million of loans between 60 and 89 days past due. At December 31, 2023, there were $1.3 million of loans 60 and 89 days past due. The 60 to 89-day delinquency levels fluctuate monthly and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

There were no accruing loans 90 days or more past due at September 30, 2024 or at December 31, 2023.

Allowance for Off-Balance Sheet Exposures

The Bank maintains an allowance, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of our allowance was $3.1 million and $2.7 million at September 30, 2024 and December 31, 2023, respectively. Any increases or reductions in this allowance are recognized in provision for credit losses.

Allowance for Credit Losses

Provision for credit losses for the nine months ended September 30, 2024 was $22.4 million, compared to a credit loss recovery of $950 thousand for the nine months ended September 30, 2023. The $22.4 million credit loss provision for the nine months ended September 30, 2024, was related to a combination of factors including, provisioning for growth and individually analyzed loans in the business loan portfolio as well as provisioning for the pooled multifamily loan portfolio. The $950 thousand credit loss recovery for the nine months ended September 30, 2023, was primarily associated with a reduction in reserves on pooled Purchased Credit Deteriorated (“PCD”) loans that were acquired as part of the Company’s 2021 Merger.

For a further discussion of the allowance for credit losses and related activity during the nine months ended September 30, 2024 and 2023, please see Note 7 to the condensed Consolidated Financial Statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of loans in each category to total loans as of the dates indicated.

	September 30, 2024		December 31, 2023
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allocated	to Total	Allocated	to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Business loans	$45,026	24.36%	$35,962	21.44%
One-to-four family residential and cooperative/condominium apartment	8,646	8.57	6,813	8.24
Multifamily residential and residential mixed-use	12,503	35.52	7,237	37.31
Non-owner-occupied commercial real estate	16,302	30.13	19,623	31.39
ADC	2,521	1.37	1,989	1.57
Other loans	223	0.05	119	0.05
Total	$85,221	100.00%	$71,743	100.00%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	At or for the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Total loans outstanding at end of period (1)	$10,886,387	$10,850,611
Average total loans outstanding during the period (2)	10,800,951	10,753,282
Allowance for credit losses balance at end of period	85,221	72,563
Allowance for credit losses to total loans at end of period	0.78%	0.67%
Non-performing loans to total loans at end of period	0.45	0.21
Allowance for credit losses to total non-performing loans at end of period	172.29	311.16

Ratio of net charge-offs to average loans outstanding during the period:
Business loans	0.25%	0.60%
One-to-four family residential and cooperative/condominium apartment	—	—
Multifamily residential and residential mixed-use	0.13	—
Non-owner-occupied commercial real estate	—	—
ADC	—	—
Other loans	1.19	0.94
Total	0.11	0.13
(1) Total loans represent gross loans (excluding loans held for sale), inclusive of deferred fees/costs and premiums/discounts.
(2) Total average loans represent gross loans (including loans held for sale), inclusive of deferred loan fees/costs and premiums/discounts.

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Assets. Assets totaled $13.75 billion at September 30, 2024, $110.5 million above their level at December 31, 2023, primarily due to increases of $168.5 million in cash and due from banks, $105.1 million in the loan portfolio and $22.6 million in BOLI, partially offset by decreases of $113.8 million in total investment securities, $34.5 million in restricted stock, $16.5 million in derivative assets and $9.8 million in premises and fixed assets.

Total loans, net of allowance increased $105.1 million during the nine months ended September 30, 2024, to $10.81 billion at period end. During the nine months ended September 30, 2024, we had loan originations of $383.4 million.

Total investment securities decreased $113.8 million during the nine months ended September 30, 2024, to $1.37 billion at period end, primarily due to proceeds from principal payments, calls and maturities of $167.1 million, offset by purchases of $21.0 million and a decrease in unrealized losses of $32.3 million. There were no transfers to or from securities held-to-maturity during the nine months ended September 30, 2024.

Premises and fixed assets decreased $9.8 million during the nine months ended September 30, 2024, to $35.1 million at period end, primarily due to the sale of two Bank owned buildings.

Total restricted stock decreased $34.5 million during the nine months ended September 30, 2024, to $64.2 million at period end, primarily due to a reduction in FHLBNY advances.

Liabilities. Total liabilities increased $72.8 million during the nine months ended September 30, 2024, to $12.48 billion at period end, primarily due to an increase of $886.7 million in deposits (including mortgage escrow accounts) and an increase of $72.1 million in subordinated debt, partially offset by decreases of $805.0 million in FHLBNY advances, $39.1 million in derivative cash collateral and $23.2 million in derivative liabilities.

Subordinated debt increased $72.1 million during the nine months ended September 30, 2024, to $272.3 million at period end, due to the Company raising $74.8 million of gross proceeds from a registered public offering of its 9.000% fixed-to-floating rate subordinated notes due 2034 (the “Notes”).

Stockholders’ Equity. Stockholders’ equity increased $37.7 million during the nine months ended September 30, 2024, to $1.26 billion at period end, primarily due to net income of $49.5 million and other comprehensive income of $18.6 million, partially offset by common stock dividends of $29.3 million, and preferred stock dividends of $5.5 million.

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

General. Net income was $13.3 million during the three months ended September 30, 2024, compared to net income of $15.0 million for the three months ended September 30, 2023. During the three months ended September 30, 2024, net interest income increased by $3.4 million, the credit loss provision increased by $9.8 million, non-interest income decreased by $297 thousand, non-interest expense decreased by $1.8 million, and income tax expense decreased by $3.2 million, compared to the three months ended September 30, 2023.

The discussion of net interest income for the three months ended September 30, 2024 and 2023 should be read in conjunction with the following tables, which set forth certain information related to the Consolidated Statements of Operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Net loan fees included in interest income were $849 thousand during the three months ended September 30, 2024. Net loan fees included in interest income were $320 thousand during the three months ended September 30, 2023. The increase in net loan fees was primarily due to increases in prepayment penalty fees and deferred fees on loans in 2024.

Analysis of Net Interest Income

	Three Months Ended September 30,
	2024			2023
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (3) (6)	$2,609,934	$46,656	7.11%	$2,260,203	$38,384	6.74%
One-to-four family residential, including condo and coop (3) (6)	924,150	11,024	4.75	879,688	9,165	4.13
Multifamily residential and residential mixed-use (3) (6)	3,902,220	45,790	4.67	4,114,476	46,099	4.45
Non-owner-occupied commercial real estate (3) (6)	3,297,760	44,804	5.40	3,382,927	44,184	5.18
ADC (3)	147,875	3,505	9.43	222,039	5,075	9.07
Other loans (3)	4,891	49	3.99	6,156	88	5.67
Securities	1,493,492	7,766	2.07	1,619,960	7,916	1.94
Other short-term investments	353,924	4,645	5.22	498,612	6,930	5.51
Total interest-earning assets	12,734,246	164,239	5.13%	12,984,061	157,841	4.82%
Non-interest earning assets	768,507			775,432
Total assets	$13,502,753			$13,759,493

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$798,024	$4,635	2.31%	$786,892	$2,896	1.46%
Money market	3,771,562	36,841	3.89	2,975,267	24,275	3.24
Savings (2)	2,102,282	19,492	3.69	2,342,424	20,316	3.44
CDs	1,232,984	13,057	4.21	1,494,491	15,020	3.99
Total interest-bearing deposits	7,904,852	74,025	3.73	7,599,074	62,507	3.26
FHLBNY advances	528,652	4,455	3.35	1,250,717	14,370	4.56
Subordinated debt, net	271,450	4,307	6.31	200,232	2,553	5.06
Other short-term borrowings	131	2	6.07	120	2	6.61
Total borrowings	800,233	8,764	4.36	1,451,069	16,925	4.63
Derivative cash collateral	91,305	1,526	6.65	156,795	1,930	4.88
Total interest-bearing liabilities	8,796,390	84,315	3.81%	9,206,938	81,362	3.51%
Non-interest-bearing checking (2)	3,209,502			3,065,186
Other non-interest-bearing liabilities	223,546			265,559
Total liabilities	12,229,438			12,537,683
Stockholders' equity	1,273,315			1,221,810
Total liabilities and stockholders' equity	$13,502,753			$13,759,493
Net interest income		$79,924			$76,479
Net interest rate spread (4)			1.32%			1.31%
Net interest-earning assets	$3,937,856			$3,777,123
Net interest margin (5)			2.50%			2.34%
Ratio of interest-earning assets to interest-bearing liabilities			144.77%			141.02%
Deposits (including non-interest-bearing checking accounts) (2)	$11,114,354	$74,025	2.65%	$10,664,260	$62,507	2.33%

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

(6) At September 30, 2024, the loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged owner-occupied commercial real estate in business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

Rate/Volume Analysis

Rate/Volume Analysis

	Three Months Ended September 30, 2024
	Compared to Three Months Ended September 30, 2023
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (2)	$5,112	$3,160	$8,272
One-to-four family residential, including condo and coop	481	1,378	1,859
Multifamily residential and residential mixed-use	(4,849)	4,540	(309)
Non-owner-occupied commercial real estate	(2,469)	3,089	620
ADC	(2,265)	695	(1,570)
Other loans	(21)	(18)	(39)
Securities	(1,071)	921	(150)
Other short-term investments	(1,860)	(425)	(2,285)
Total interest-earning assets	$(6,942)	$13,340	$6,398
Interest-bearing liabilities:
Interest-bearing checking	$(667)	$2,407	$1,740
Money market	4,705	7,860	12,565
Savings	(5,087)	4,263	(824)
CDs	(3,977)	2,014	(1,963)
FHLBNY advances	(9,463)	(452)	(9,915)
Subordinated debt, net	960	794	1,754
Other short-term borrowings	(49)	49	—
Derivative cash collateral	(917)	513	(404)
Total interest-bearing liabilities	$(14,495)	$17,448	$2,953
Net change in net interest income	$7,553	$(4,108)	$3,445

(1) Business loans include commercial and industrial loans and owner-occupied commercial real estate loans.

(2) Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $79.9 million during the three months ended September 30, 2024, an increase of $3.4 million from the three months ended September 30, 2023. Average interest-earning assets were $12.73 billion for the three months ended September 30, 2024, a decrease of $250.0 million from $12.98 billion for the three months ended September 30, 2023. Net interest margin was 2.50% during the three months ended September 30, 2024, up from 2.34% during the three months ended September 30, 2023.

Interest Income. Interest income was $164.2 million during the three months ended September 30, 2024, compared to $157.8 million during the three months ended September 30, 2023. During the three months ended September 30, 2024, interest income increased $6.4 million from the three months ended September 30, 2023, primarily reflecting increases in interest income of $8.3 million on business loans, $1.9 million on one-to-four family loans and $620 thousand on non-owner-occupied loans.

The increased interest income on business loans was due to a $349.7 million increase in the average balances and a 37-basis point increase in the yield of such loans in the period. The increased interest income on one-to-four family loans was related to a 62-basis point increase in the yield and a $44.5 million increase in the average balances of such loans in the period. The increased interest income on non-owner-occupied loan income was related to a 22-basis point increase in the yield, partially offset by a decrease of $85.2 million in the average balances of such loans in the period. Increased yields on loans were a result of the rising interest rate environment.

Interest Expense. Interest expense was $84.3 million during the three months ended September 30, 2024, compared to $81.4 million during the three months ended September 30, 2023. During the three months ended September 30, 2024, interest expense increased $2.9 million, primarily reflecting an increase in interest expense of $11.5 million on deposits and an increase of $1.8 million in interest expense on subordinated debt, partially offset by a $9.9 million decrease in interest expense on FHLBNY advances. The increased interest expense on deposits primarily reflects a 65-basis point increase in rates paid on money market deposits and a $796.3 million increase in average balances of such deposits. The increased interest expense on subordinated debt was due to a $71.2 million increase in the average balance of such debt and a 125-basis point increase in the cost of subordinated debt in the period. The decreased interest expense on FHLBNY advances was due to a $722.1 million decrease in the average balance of such advances and a 121-basis point decrease in the cost of FHLBNY advances in the period. The increases in interest expense on money market accounts was primarily due to price competition among banks and other financial institutions and the rising interest rate environment.

Provision for Credit Losses. We recorded a credit loss provision of $11.6 million during the three months ended September 30, 2024, compared to a credit loss provision of $1.8 million for the three months ended September 30, 2023. The $11.6 million credit loss provision for the three months ended September 30, 2024, was primarily associated with increased provisioning for the Bank’s business loan portfolio. The $1.8 million credit loss provision for the three months ended September 30, 2023, was primarily associated with increased provisioning for individually analyzed loans.

Non-Interest Income. Non-interest income was $7.6 million during the three months ended September 30, 2024, compared to $7.9 million during the three months ended September 30, 2023. During the three months ended September 30, 2024, non-interest income decreased $297 thousand from the three months ended September 30, 2023, reflecting a decrease of $651 thousand related to loan level derivative income, partially offset by an increase of $338 thousand from fair value change in equity securities and loans held for sale.

Non-Interest Expense. Non-interest expense was $57.7 million during the three months ended September 30, 2024, compared to $59.5 million during the three months ended September 30, 2023. During the three months ended September 30, 2024, non-interest expense decreased $1.8 million from the three months ended September 30, 2023, primarily due to a decrease of $8.6 million in severance expense, partially offset by a $5.6 million increase in salaries and employee benefits.

Non-interest expense was 1.71% and 1.73% of average assets during the three months ended September 30, 2024 and 2023, respectively.

Income Tax Expense. Income tax expense was $4.9 million during the three months ended September 30, 2024, compared to income tax expense of $8.1 million during the three months ended September 30, 2023. The reported effective tax rate for the three months ended September 30, 2024 was 26.9%, and 35.1% for the three months ended September 30, 2023. The September 30, 2023 effective tax rate reflected non-deductible severance expense in the period.

Comparison of Operating Results for the Nine Months Ended September 30, 2024 and 2023

General. Net income was $49.5 million during the nine months ended September 30, 2024, compared to net income of $79.8 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, net interest income decreased by $15.5 million, credit loss provision increased by $23.3 million, non-interest expense increased by $6.8 million, non-interest income increased by $2.6 million, and income tax expense decreased by $12.7 million, compared to the nine months ended September 30, 2023.

The discussion of net interest income for the nine months ended September 30, 2024 and 2023 should be read in conjunction with the following tables, which set forth certain information related to the Consolidated Statements of Operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Net loan fees included in interest income were $545 thousand during the nine months ended September 30, 2024. Net loan fees included in interest income were $975 thousand during the nine months ended September 30, 2023. The decrease in net loan fees was primarily due to the decline in loan deferred fees and costs, and the decline in loan prepayment fees in 2024.

Analysis of Net Interest Income

	Nine Months Ended September 30,
	2024			2023
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (3) (6)	$2,440,113	$128,813	7.05%	$2,240,390	$108,790	6.49%
One-to-four family residential, including condo and coop (3) (6)	898,941	30,762	4.57	832,439	25,442	4.09
Multifamily residential and residential mixed-use (3) (6)	3,953,593	137,584	4.65	4,104,684	133,571	4.35
Non-owner-occupied commercial real estate (3) (6)	3,342,570	134,308	5.37	3,346,130	126,438	5.05
ADC (3)	160,598	10,835	9.01	222,897	15,197	9.12
Other loans (3)	5,136	190	4.94	6,742	306	6.07
Securities	1,536,280	23,553	2.05	1,653,662	24,261	1.96
Other short-term investments	454,002	18,621	5.48	446,757	16,599	4.97
Total interest-earning assets	12,791,233	484,666	5.06%	12,853,701	450,604	4.69%
Non-interest earning assets	780,477			769,869
Total assets	$13,571,710			$13,623,570

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$670,957	$7,357	1.46%	$860,602	$7,499	1.17%
Money market	3,543,314	100,672	3.80	2,797,250	56,409	2.70
Savings (2)	2,268,534	65,411	3.85	2,316,463	52,291	3.02
CDs	1,426,805	46,532	4.36	1,404,025	36,196	3.45
Total interest-bearing deposits	7,909,610	219,972	3.71	7,378,340	152,395	2.76
FHLBNY advances	763,839	23,027	4.03	1,277,828	43,076	4.51
Subordinated debt, net	224,794	9,464	5.62	200,254	7,659	5.11
Other short-term borrowings	70	3	5.72	4,211	120	3.81
Total borrowings	988,703	32,494	4.39	1,482,293	50,855	4.59
Derivative cash collateral	122,278	5,244	5.73	137,737	4,904	4.76
Total interest-bearing liabilities	9,020,591	257,710	3.82%	8,998,370	208,154	3.09%
Non-interest-bearing checking (2)	3,054,455			3,149,251
Other non-interest-bearing liabilities	238,028			264,527
Total liabilities	12,313,074			12,412,148
Stockholders' equity	1,258,636			1,211,422
Total liabilities and stockholders' equity	$13,571,710			$13,623,570
Net interest income		$226,956			$242,450
Net interest rate spread (4)			1.24%			1.60%
Net interest-earning assets	$3,770,642			$3,855,331
Net interest margin (5)			2.37%			2.52%
Ratio of interest-earning assets to interest-bearing liabilities			141.80%			142.84%
Deposits (including non-interest-bearing checking accounts) (2)	$10,964,065	$219,972	2.68%	$10,527,591	$152,395	1.94%

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

(6) At September 30, 2024, the loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged owner-occupied commercial real estate in business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

Rate/Volume Analysis

	Nine Months Ended September 30, 2024
	Compared to Nine Months Ended September 30, 2023
	Increase / (Decrease) Due to:
	Volume	Rate	Total
Interest-earning assets:
Business loans (1) (2)	$10,167	$9,856	$20,023
One-to-four family residential, including condo and coop	2,182	3,138	5,320
Multifamily residential and residential mixed-use	(5,063)	9,076	4,013
Non-owner-occupied commercial real estate	(141)	8,011	7,870
ADC	(4,215)	(147)	(4,362)
Other loans	(66)	(50)	(116)
Securities	(1,772)	1,064	(708)
Other short-term investments	293	1,729	2,022
Total interest-earning assets	$1,385	$32,677	$34,062
Interest-bearing liabilities:
Interest-bearing checking	$(1,836)	$1,694	$(142)
Money market	18,154	26,109	44,263
Savings	(1,179)	14,299	13,120
CDs	679	9,657	10,336
FHLBNY advances	(16,405)	(3,644)	(20,049)
Subordinated debt, net	989	816	1,805
Other short-term borrowings	(148)	31	(117)
Derivative cash collateral	(606)	946	340
Total interest-bearing liabilities	$(352)	$49,908	$49,556
Net change in net interest income	$1,737	$(17,231)	$(15,494)

(1) Business loans include commercial and industrial loans and owner-occupied commercial real estate loans.

(2) Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $227.0 million during the nine months ended September 30, 2024, a decrease of $15.5 million from the nine months ended September 30, 2023. Average interest-earning assets were $12.79 billion for the nine months ended September 30, 2024, a decrease of $62.5 million from $12.85 billion for the nine months ended September 30, 2023. Net interest margin was 2.37% during the nine months ended September 30, 2024, down from 2.52% during the nine months ended September 30, 2023.

Interest Income. Interest income was $484.7 million during the nine months ended September 30, 2024, compared to $450.6 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, interest income increased $34.1 million from the nine months ended September 30, 2023, primarily reflecting increases in interest income of $20.0 million on business loans, $7.9 million on non-owner-occupied loans, $5.3 million on one-to-four family loans, $4.0 million on multifamily loans, and $2.0 million on other short-term investments.

The increased interest income on business loans was due to a $199.7 million increase in the average balance and a 56-basis point increase in the yield of such loans in the period. The increased interest income on non-owner-occupied loan income was related to a 32-basis point increase in the yield, partially offset by a decrease of $3.6 million in average balances of such loans in the period. The increased interest income on multifamily loans was related to a 30-basis point increase in the yield, partially offset by a decrease of $151.1 million in the average balances of such loans in the period. The increased interest income on one-to-four family loans was related to a 48-basis point increase in the yield and a $66.5 million increase in the average balances of such loans in the period. The increased interest income on short-term investments was related to a 51-basis point increase in the yield and a $7.2 million increase in the average balances of such short-term investments in the period. Increased yields on interest-earning assets were a result of the rising interest rate environment.

Interest Expense. Interest expense was $257.7 million during the nine months ended September 30, 2024, compared to $208.2 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, interest expense increased $49.5 million, primarily reflecting an increase in interest expense of $67.6 million on deposits, an increase of $1.8 million on subordinated debt and an increase of $340 thousand in the interest expense on derivative cash collateral, partially offset by a $20.0 million decrease in interest expense on FHLBNY advances. The increased interest expense on deposits primarily reflects a 110-basis point increase in rates paid on money market accounts and a

$746.1 million increase in average balances of such deposits, a 83-basis point increase in rates paid on savings accounts, partially offset by a decrease of $47.9 million in average balances of such deposits, and a 91-basis point increase in rates paid on CDs and an increase of $22.8 million in average balances of such deposits. The increased interest expense on subordinated debt was due to a $24.5 million increase in the average balance of such debt and a 51-basis point increase in the cost of subordinated debt in the period. The increased interest expense on derivative cash collateral reflects 97-basis point increase in rates paid on derivative cash collateral, partially offset by a decrease of $15.5 million in average balances of such cash collateral. The decreased interest expense on FHLBNY advances was due to a $514.0 million decrease in the average balance of such advances and a 48-basis point decrease in the cost of such FHLBNY advances in the period. The increases in interest expenses on money market accounts, saving accounts and CDs were primarily due to price competition among banks and other financial institutions and the rising interest rate environment.

Provision for Credit Losses. We recorded a credit loss provision of $22.4 million during the nine months ended September 30, 2024, compared to a credit loss recovery of $950 thousand for the nine months ended September 30, 2023. The $22.4 million credit loss provision for the nine months ended September 30, 2024, was primarily associated with increased provisioning for the Bank’s business and multifamily loan portfolios. The $950 thousand credit loss recovery for the nine months ended September 30, 2023 was primarily associated with a reduction in reserves on pooled PCD loans that were acquired as part of the Company’s 2021 Merger.

Non-Interest Income. Non-interest income was $29.9 million during the nine months ended September 30, 2024, compared to $27.3 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, non-interest income increased $2.6 million from the nine months ended September 30, 2023. The increase was primarily due to an increase of $6.7 million from a gain on sale of the Bank’s premises, partially offset by a decrease of $4.7 million related to loan level derivative income. In addition, the prior period included $1.4 million of net losses on sale of securities.

Non-Interest Expense. Non-interest expense was $165.9 million during the nine months ended September 30, 2024, compared to $159.2 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, non-interest expense increased $6.8 million from the nine months ended September 30, 2023, primarily due to a $13.3 million increase in salaries and employee benefits, partially offset by a $9.0 million decrease in severance expense.

Non-interest expense was 1.63% and 1.56% of average assets during the nine months ended September 30, 2024 and 2023, respectively.

Income Tax Expense. Income tax expense was $19.0 million during the nine months ended September 30, 2024, compared to income tax expense of $31.8 million during the nine months ended September 30, 2023. The reported effective tax rate for the nine months ended September 30, 2024, was 27.8%, and 28.5% for the nine months ended September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2023 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on February 22, 2024. The following is an update of the discussion provided therein.

General. The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the three and nine months ended September 30, 2024, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

The analysis that follows presents, as of September 30, 2024 and December 31, 2023, the estimated EVE at both the Pre-Shock Scenario and the -200 Basis Point, -100 Basis Point, +100 Basis Point, and +200 Basis Point Rate Shock Scenarios.

	September 30, 2024			December 31, 2023
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$1,699,789	$162,618	10.6%	$1,414,548	$79,745	6.0%
+ 100 Basis Points	1,662,650	125,479	8.2%	1,375,777	40,974	3.1%
Pre-Shock Scenario	1,537,171	—	—	1,334,803	—	—
- 100 Basis Points	1,418,589	(118,582)	(7.7)%	1,247,956	(86,847)	(6.5)%
- 200 Basis Points	1,202,625	(334,546)	(21.8)%	1,112,110	(222,693)	(16.7)%

The Company’s Pre-Shock Scenario EVE increased from $1.33 billion at December 31, 2023 to $1.54 billion at September 30, 2024. The primary factor contributing to the increase in EVE is an increase in the value of the Bank’s non-maturity deposit base.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios increased from $1.38 billion and $1.41 billion, respectively, at December 31, 2023, to $1.66 billion and $1.70 billion, respectively, at September 30, 2024. In the -100 Basis Point Rate and -200 Basis Point Rate Shock Scenario the Company’s EVE increased from $1.25 billion and $1.11 billion, respectively, at December 31, 2023, to $1.42 billion and $1.20 billion, respectively, at September 30, 2024.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates over a 12-month period beginning September 30, 2024, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	(1.7)%	—%
+ 100 Basis Points	(0.7)%	0.4%
- 100 Basis Points	2.3%	1.9%
- 200 Basis Points	3.8%	1.3%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates. The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios.

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	(0.8)%	2.5%
+ 100 Basis Points	(0.2)%	1.7%
- 100 Basis Points	2.2%	0.3%
- 200 Basis Points	2.8%	(2.4)%

iIte

Item 4.Controls and Procedures

Management of the Company, with the participation of its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness, as of September 30, 2024, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company was not involved in any actions or proceedings that were likely to have a material adverse impact on its financial condition and results of operations as of September 30, 2024.

Item 1A. Risk Factors

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

(c)  In May 2022, we announced the adoption of a new stock repurchase program of up to 1,948,314 shares, upon the completion of our existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of September 30, 2024, there were 1,566,947 shares remaining to be purchased in the program. There were no repurchases of common stock during the quarter ended September 30, 2024.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6.Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 2, 2021 (File No. 001-34096))
3.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed October 25, 2024 (File No. 001-34096))
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
101

The following financial statements from Dime Community Bancshares, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2024, filed on November 5, 2024, formatted in XBRL: (i) Consolidated Statements of Financial Condition as of September 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2024 and 2023, (iv) Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

Dime Community Bancshares, Inc.

Dated: November 5, 2024	By:	/s/ Stuart H. Lubow
Stuart H. Lubow
President and Chief Executive Officer

Dated: November 5, 2024	By:	/s/ Avinash Reddy
Avinash Reddy
Senior Executive Vice President, Chief Financial Officer and Principal Accounting Officer