Form 10-K
period 2024-12-31
Dime Community Bancshares, Inc. /NY/
filed 2025-02-20
CIK 846617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number 001-34096

Dime Community Bancshares, Inc.

(Exact name of registrant as specified in its charter)

New York	11-2934195
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

898 Veterans Memorial Highway, Suite 560, Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 537-1000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.01 per share	DCOM	The Nasdaq Stock Market
Preferred Stock, Series A, par value $0.01 per share	DCOMP	The Nasdaq Stock Market
9.000% Subordinated Notes, par value $25.00	DCOMG	The Nasdaq Stock Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $723.2 million based upon the $20.40 closing price on the NASDAQ National Market for a share of the registrant’s common stock on June 30, 2024.

The registrant had 43,638,375 shares of common stock, $0.01 par value, outstanding as of February 13, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 22, 2025 and any adjournment thereof, are incorporated by reference in Part III.

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. together with its direct and indirect subsidiaries, (the “Company”) in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on such statements. These factors include, without limitation, the following:

●	increases in competitive pressure among financial institutions or from non-financial institutions;
●	inflation and fluctuation in market interest rates, which may affect demand for our products, interest margins and the fair value of financial instruments;
●	our net interest margin is subject to material short-term fluctuation based upon market rates;
●	changes in deposit flows or composition, loan demand or real estate values;
●	changes in the quality and composition of our loan or investment portfolios or unanticipated or significant increases in loan losses;
●	changes in accounting principles, policies or guidelines;
●	changes in corporate and/or individual income tax laws or policies;
●	general socio-economic conditions, including conditions caused by public health emergencies, international conflict, inflation, and recessionary pressures, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry;
●	legislative, regulatory or policy changes, including any changes in the monetary policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;
●	the imposition of tariffs and the responses of third parties thereto, which may increase inflationary pressures;
●	changes in distribution of federal funds or freezing of federal funding or grants, which could have an adverse effect on the ability of consumers and businesses to pay debts or affect the demand for loans and deposits;
●	technological changes;
●	breaches or failures of the company’s information technology security systems;
●	the success of new business initiatives or the integration of any acquired entities;
●	difficulties or unanticipated expenses incurred in the consummation of new business initiatives or the integration of any acquired entities;
●	litigation or other matters before regulatory agencies;
●	the Company may be subject to other risks, as enumerated under Item 1A. Risk Factors in this Annual Report on Form 10-K and in quarterly and other reports filed by us with the Securities and Exchange Commission; and/or
●	other unexpected material adverse changes in our financial condition, operations or earnings.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

PART I

Item 1. Business

General

Dime Community Bancshares, Inc. (the “Holding Company”) is engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank (the “Bank”). The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Holding Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations also include Dime Abstract LLC (“Dime Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services.

For over a century, we have maintained our focus on building customer relationships in our market area. Our mission is to grow through the provision of exceptional service to our customers, our employees, and the community. We strive to achieve excellence in financial performance and build long-term shareholder value. We engage in providing full service commercial and consumer banking services, including accepting time, savings and demand deposits from the businesses, consumers, and local municipalities in our market area. These deposits, together with funds generated from operations and borrowings, are invested primarily in: (1) commercial real estate (“CRE”) loans; (2) multi-family mortgage loans; (3) residential mortgage loans; (4) secured and unsecured commercial and consumer loans; (5) home equity loans; (6) construction and land loans; (7) Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“Fannie Mae”), Government National Mortgage Association (“Ginnie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage-backed securities, collateralized mortgage obligations and other asset backed securities; (8) U.S. Treasury securities; (9) New York State and local municipal obligations; (10) U.S. government-sponsored enterprise (“U.S. GSE”) securities; and (11) corporate bonds. We also offer the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, providing multi-millions of dollars of Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits to our customers. In addition, we offer merchant credit and debit card processing, automated teller machines, cash and treasury management services, escrow account services, lockbox processing, online banking services, remote deposit capture, safe deposit boxes, and individual retirement accounts. We also offer investment services through Dime Financial Services LLC, which offers a full range of investment products and services through a third-party broker dealer. Through its title insurance subsidiary Dime Abstract, the Bank acts as a broker for title insurance services. Our customer base is comprised principally of small and medium sized businesses, municipal relationships and consumer relationships.

As of December 31, 2024, we operated 62 branch locations throughout Long Island, the New York City boroughs of Brooklyn, Queens, Manhattan, Staten Island and the Bronx, and Westchester County.

Human Capital Resources

Demographics and Culture

As of December 31, 2024, we employed 887 full-time equivalent employees. Our employees are not represented by a collective bargaining agreement. Our culture in the workplace encourages employees to care about each other, the communities they serve, and the work they do. We believe strong community ties, customer focus, accountability, and development of the communities in which we operate will have a favorable long-term impact on our business performance. Our employees are passionate and empowered to build relationships and provide customized banking solutions to the communities we serve. We believe in hiring well-qualified people from a wide range of backgrounds who align to values like integrity, innovation, and teamwork. As an equal opportunity employer, our decisions to select and promote employees are unbiased as we seek to build a diverse and inclusive team of employees.

Labor Policies and Benefits

We offer our employees a comprehensive benefits package that will support, maintain, and protect their physical, mental, and financial health. We sponsor various wellness programs that promote the health and wellness of our employees.

Training, Development and Retention

We are committed to retaining employees by being competitive in providing cash and non-cash rewards, benefits, recognition, and professional development opportunities. We offer an 8-week summer internship program through local colleges that provide students with valuable experience in the professional fields they are considering as career paths. It also provides a post-graduation pipeline of future employees. In addition, we maintain equity incentive plans under which we may issue shares of our common stock. Refer to Note 17. “Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details of our equity incentive plans. We promote career development and continuing education by offering internal training programs and tuition reimbursement for programs that develop skills related to our business.

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

Regulation and Supervision

Dime Community Bank

The Bank is a New York State-chartered trust company and a member of the Federal Reserve System (a “member bank”). The lending, investment, and other business operations of the Bank are governed by New York and federal laws and regulations. The Bank is subject to extensive regulation by the New York State Department of Financial Services (“NYSDFS”) and, as a member bank, by the Board of Governors of the Federal Reserve System (“FRB”). The Bank’s deposit accounts are insured up to applicable limits by the FDIC under its Deposit Insurance Fund (“DIF”), and the FDIC has certain regulatory authority as deposit insurer. A summary of the primary laws and regulations that govern the Bank’s operations are set forth below.

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

Federal Deposit Insurance

The Bank is a member of the DIF, which is administered by the FDIC. Our deposit accounts are insured by the FDIC. The deposit insurance available on all deposit accounts (for each depositor) is $250,000 per depositor for each account ownership category.

The FDIC assesses insured depository institutions to maintain the DIF. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions with $10 billion or more of assets are primarily based on a scorecard approach by the FDIC, including factors such as examination ratings, financial measures, and modeling measuring the institution’s ability to withstand asset-related and funding-related stress and potential loss to the DIF in the event of the institution’s failure. The assessment range (inclusive of possible adjustments specified by the regulations) for institutions with total assets of more than $10 billion is 2.5 to 42 basis points, effective January 1, 2023.  In 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with the closures of Silicon Valley Bank and Signature Bank, which the Bank continues to pay.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, rule or condition imposed by the FDIC. The Company does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Capitalization

Federal regulations require FDIC insured depository institutions, including state member banks, to meet several minimum capital standards: a common equity tier 1 capital to risk-based assets ratio of 4.5%, a tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a tier 1 capital to total assets leverage ratio of 4.0%. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”). Common equity tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity tier 1 and additional tier 1 capital. Additional tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes tier 1 capital (common equity tier 1 capital plus additional tier 1 capital) and tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock, mandatory convertible securities, and subordinated debt. Also included in tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank has exercised this opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In 2016, the federal regulatory agencies approved a proposed joint rulemaking to implement Section 956 of the Dodd-Frank Act, which prohibits incentive-based compensation that encourages inappropriate risk taking. In May 2024, several federal banking agencies reproposed the incentive compensation regulation, but the FRB did not endorse the 2024 proposal. In addition, the NYSDFS issued guidance applicable to incentive compensation in October 2016.

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

Under the prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized”: (1) a common equity tier 1 risk-based capital ratio of 6.5%; (2) a tier 1 risk-based capital ratio of 8.0%; (3) a total risk-based capital ratio of 10.0%; and (4) a tier 1 leverage ratio of 5.0%.

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

Acquisitions

Under the federal Bank Merger Act, prior approval of the FDIC is required for the Bank to merge with or purchase the assets or assume the deposits of another insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, the FDIC will consider, among other factors, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA (see “Community Reinvestment”) and its compliance with fair housing and other consumer protection laws, and the effectiveness of the subject organizations in combating money laundering activities.

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

A bank’s loans to its affiliates’ executive officers, directors, any owner of more than 10% of its stock (each, an insider) and entities controlled by such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O implemented thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus, and in no event can be more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of repayment or present other unfavorable features. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

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

Community Reinvestment Act

Under the federal Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FRB, in connection with its examination of the Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or mergers) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent CRA examination, on July 15, 2024, the Bank was rated “Outstanding” by the Federal Reserve Bank of New York.

On October 24, 2023, the FDIC, the FRB, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under three performance tests: Lending Test, Investment Test, and Service Test. The applicability date for the majority of the provisions set by the CRA regulations is January 1, 2026, and additional requirements are applicable under the regulations on January 1, 2027. On March 29, 2024, a federal court in the Northern District of Texas issued a preliminary injunction of the new CRA regulations, enjoining the federal banking agencies from enforcing the regulations against the plaintiff bank industry trade groups, and extending the regulations’ implementation dates day-for-day for each day the injunction is in place.

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

The FRB previously adopted consolidated capital adequacy guidelines for bank holding companies structured similarly, but not identically, to those applicable to the Bank. The Dodd-Frank Act directed the FRB to issue consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The FRB subsequently issued regulations amending its regulatory capital requirements to implement the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer was phased-in between 2016 and 2019. The Company met all capital adequacy requirements under the FRB’s capital rules on December 31, 2024.

The policy of the FRB is that a bank holding company must serve as a source of strength to its subsidiary banks by providing capital, managerial and other support in times of distress. The Dodd-Frank Act codified the source of strength policy.

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

FRB policy is that a bank holding company should pay cash dividends only to the extent that the company’s net income is sufficient to fund the dividends and the prospective rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. In addition, FRB guidance sets forth the supervisory expectation that bank holding companies will inform and consult with FRB staff in advance of issuing a dividend that exceeds earnings for the quarter and should inform the FRB and should eliminate, defer or significantly reduce dividends if (i) net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, the guidance indicates that a bank holding company should notify the FRB in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. FRB guidance also provides for consultation and nonobjection for material increases in the amount of a bank holding company’s common stock dividend.

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

In 2006, the federal bank regulatory agencies (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied CRE loans, including loans secured by apartment buildings, investor CRE and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the CRE loan portfolio has increased by 50% or more during the preceding 36 months. The Consolidated Company’s non-owner occupied CRE level equaled 447% of total risk-based capital at December 31, 2024.

If our regulators were to impose restrictions on the amount of CRE loans we can hold in our portfolio, or require higher capital ratios as a result of the level of CRE loans held, our earnings would be adversely affected.

The performance of our multi-family real estate loans could be adversely impacted by regulation.

Multi-family real estate loans generally involve a greater risk than residential real estate loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Bank, and could impair the value of the security for the loan or the future cash flow of such properties. For example, on June 14, 2019, the State of New York enacted legislation increasing the restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (i) repealing the vacancy bonus and longevity bonus, which allowed a property owner to raise rents as much as 20% each time a rental unit became vacant, (ii) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal. The legislation still permits a property owner to charge up to the full legal rent once the tenant vacates. As a result of this legislation as well as previously existing laws and regulations, it is possible that rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, maintenance, etc.). For example, the New York City Rent Guidelines Board established the maximum rent increase on certain apartments at 2.75% for a one-year lease and 5.25% for a two-year lease, beginning on or after October 1, 2024 and through September 30, 2025, and while the overall inflation rate increased at a greater rate. In addition, overhead (including maintenance) expenses often increase significantly during inflationary periods. Finally, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the security for the loan may be impaired.

If we experience greater credit losses than anticipated, earnings may be adversely impacted.

As a lender, we are exposed to the risk that customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Additionally, at December 31, 2024, our portfolio of business loans, totaled $2.73 billion, or 25.1% of our total loan portfolio. We plan to continue to emphasize the origination of these types of loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to consumer loans or residential real estate loans. Hence, we may experience significant credit losses, which could have a material adverse effect on our operating results.

Since the first quarter of 2021, we have been required to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This method of loan loss accounting represents a change from the previous method of providing allowances for loan losses that are probable, and greatly increased the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, we rely on loan quality reviews, our past loss experience and that of our peer group, and the accuracy of macro-economic forecasts over a reasonable and supportable forecast period, among other factors. If our assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover expected losses in the loan portfolio, resulting in additions to the allowance for credit losses. Material additions to the allowance for credit losses through charges to earnings would materially decrease our net income.

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

Changes in interest rates also affect the fair value of the securities portfolio. Generally, the fair value of securities moves inversely with changes in interest rates. As of December 31, 2024, the carrying value of the securities portfolio totaled $1.32 billion.

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

In 2015, the Company issued $40.0 million of 5.75% Fixed-to-Floating Rate Subordinated Debentures due 2030. In 2022, the Company issued $160.0 million of 5.00% Fixed-to-Floating Rate Subordinated Debentures due 2032. In 2024, the Company issued $74.8 million of 9.00% Fixed-to-Floating Rate Subordinated Debentures due 2034. Because these subordinated debentures rank senior to our common stock, if we fail to make timely principal and interest payments on the subordinated debentures, we may not pay any dividends on our common stock. Further, if we declare bankruptcy, dissolve or liquidate, we must satisfy all of our subordinated debenture obligations before we may pay any distributions on our common stock.

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

Our business may be adversely affected by conditions in the financial markets, the economic environment and governmental policies.

A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, declines in housing and real estate valuations, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation; changes in market interest rates; tariffs; geopolitical conflicts; natural disasters; or a combination of these or other factors.

The Company's performance could be negatively affected to the extent there is deterioration in business and economic conditions, including persistent inflation, an inverted yield curve, rising prices, unemployment rates, supply chain issues, or labor shortages, which have direct or indirect material adverse impacts on us, our customers, and our counterparties. Recessionary conditions may significantly affect the markets in which we do business, the financial condition of our borrowers, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. Such events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Governmental policies, including, but not limited to, changes in government spending, the freezing of government funding or grants, or changes to the government workforce could have an adverse affect on consumers’ or businesses’ ability to pay their debts and/or affect the demand for loans and deposits.

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

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny, and expose us to litigation and possible financial liability. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully covered by our insurance. Any of these events could have a material adverse effect on our financial condition and results of operations.

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

Furthermore, shareholders and other stakeholders have begun to consider how corporations are addressing environmental, social and governance (“ESG”) issues. Governments, investors, customers and the general public are increasingly focused on ESG practices and disclosures, and views about ESG are diverse and rapidly changing. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if the Company, or our relationships with certain customers, vendors or suppliers became the subject of negative publicity.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Overview

●	The Bank maintains comprehensive information technology and cybersecurity programs which encompass policies, procedures, assessments, monitoring, response plans, and testing to ensure technical, administrative, and physical controls are effective.
●	The Bank’s Cybersecurity Incident Response and Business Continuity Programs are inclusive of cyber resiliency, business continuity and disaster recovery strategies to help mitigate the impact of a cybersecurity incident across all business lines.

Management Role and Board Oversight.

●	The cybersecurity program is overseen by the Chief Information Security Officer (“CISO”) reporting to the Chief Risk Officer (“CRO”); the Enterprise Risk Management Committee, which consists of the CEO, CFO, and CTO among others; and the Enterprise Risk Committee of the Board of Directors, which consists of three independent directors. Our Board of Directors includes members who have expertise in cybersecurity, data privacy law, fraud and risk management. Cybersecurity risks are primarily assessed, monitored, and remediated by the CISO, who has extensive experience in the Information Technology and cybersecurity fields and maintains advanced cybersecurity centric certifications. The CISO’s extensive knowledge and experience in the cybersecurity field are critical to executing our cybersecurity program. Our CISO oversees proactive initiatives, remediation plans of known risks, compliance with regulations and standards, Disaster Recovery, Business Continuity, and Incident Response efforts. Additionally, the Bank’s Risk Management function is led by the CRO, who has extensive experience in risk management and audit. The cybersecurity program includes a cross-sectional team of internal and external Information Security professionals, all of which are provided with relevant training and are required to maintain industry accredited certifications. Our Incident Response Team is chaired by our CISO and is comprised of executive management and designated managers throughout the organization. The purpose of the Incident Response Plan is to manage Information Security, and related incidents, efficiently and effectively to minimize loss and destruction, mitigate weaknesses, restore services, and notify customers, as required by state law, comply with regulatory requirements, and any third-party contractual obligations.

~~●~~	The CISO and CRO play a pivotal role in informing the Board of all cybersecurity risks. These positions provide comprehensive updates to the Enterprise Risk Committee of the Board, at least quarterly. The briefings combine a range of updates, including the cybersecurity program, emerging risks, status of operational changes, status of regulatory compliance, and risk reporting.

Managing Material Risks & Integrated Overall Risk Management

●	The Bank maintains documented processes, procedures, and controls for assessing, identifying, and managing material risks from cybersecurity threats. Cybersecurity threats are identified utilizing risk assessments, detection tools, information gathering and performing internal, external, and third-party contracted security assessments.

Cybersecurity Threats

●	To assess and manage cybersecurity threats from material risks, the Bank maintains an Incident Response Team comprised of members from the major business areas in the Bank to ensure appropriate subject matter experts are represented. All cybersecurity events include a determination of whether the incident has materially affected or is reasonably likely to materially affect the Bank’s business strategy, results of operations, or financial condition by following implemented processes.

●	The Bank has not identified any cybersecurity threats that have materially affected operations or financial position.

Oversee Third-Party Risk

~~●~~	The Bank has processes to oversee and identify material risks from reported cybersecurity threats from any third-party service providers or vendors. The Bank’s Third-Party Risk Management Program requires an initial due diligence, on-going monitoring, and annual recertification of third-party cybersecurity controls.

Cybersecurity Risks

~~●~~	The Bank considers Cybersecurity Risks as part of our strategic planning process. Management and the Board of Directors acknowledge that technology systems, managed both by the Bank and third-party service providers, are critical to business operations and therefore require appropriate risk management.

Engagement With Third-Parties on Risk Management

●	Cybersecurity is part of the Bank’s overall risk management program, which is supported through the use of consultants, auditors and other third-parties who assist with reviewing and validating the effectiveness of cybersecurity controls. Internal Audit actively participates and engages with those managing the cybersecurity program to validate the effectiveness of implemented safeguards. External audit results are reviewed and reported on in our annual filing. Additionally, the Bank is a regulated entity and undergoes regulatory reviews to ensure it remains in compliance with all appropriate standards.

Item 2. Properties

The Company’s corporate headquarters is located at 898 Veterans Memorial Highway in Hauppauge, New York. The Bank’s main office is located at 2200 Montauk Highway in Bridgehampton, New York.

As of December 31, 2024, we operated 62 branch locations throughout Greater Long Island, the New York City boroughs of Brooklyn, Queens, Manhattan, Staten Island and the Bronx, and Westchester County, of which 51 were leased and 11 were owned.

For additional information on our premises and equipment, see Note 6. “Premises and Fixed Assets, net and Premises Held for Sale” in the Notes to the Consolidated Financial Statements.

Item 3. Legal Proceedings

In the ordinary course of business, the Holding Company and the Bank are routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages against the Holding Company or the Bank. In the opinion of management, as of December 31, 2024, neither the Holding Company nor the Bank were involved in any actions or proceedings that were likely to have a material adverse impact on the Company’s consolidated financial condition and results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ® Stock Market under the symbol “DCOM”. Prior to the Merger, our common shares were traded under the symbol “BDGE”. At February 13, 2025, we had approximately 1,075 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

DCOM Performance Graph

Pursuant to the regulations of the SEC, the graph below compares our performance with that of the total return for the NASDAQ® Composite Index and the S&P SmallCap 600 Banks Index from December 31, 2019 through December 31, 2024. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below. The following performance graph reflects the performance of BDGE prior to the Merger.

	Year Ended December 31,
Index	2019	2020	2021	2022	2023	2024
Dime Community Bancshares, Inc.	100.00	75.51	112.73	105.06	92.97	110.65
S&P SmallCap 600 Banks Index	100.00	89.23	119.79	107.95	107.99	123.79
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87

Issuer Purchases of Equity Securities

In May 2022, we announced the adoption of a new stock repurchase program of up to 1,948,314 shares, upon the completion of our existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of December 31, 2024, there were 1,566,947 shares remaining to be purchased in the program. There were no repurchases of common stock during the year ended December 31, 2024.

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

Overview

Dime Community Bancshares, Inc., a New York corporation, is a bank holding company formed in 1988. On a parent-only basis, the Holding Company has minimal operations, other than as owner of Dime Community Bank. The Holding Company is dependent on dividends from its wholly-owned subsidiary, Dime Community Bank, its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non-interest income, such as fee income on deposit and loan accounts, merchant credit and debit card processing programs, loan swap fees, investment services, income from its title insurance subsidiary, and net gains on sales of securities and loans and other assets. The level of non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from the Bank’s title insurance subsidiary, and income tax expense, further affects our net income. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with Generally Accepted Accounting Principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or the results of the operations of the Registrant. Note 1 Summary of Significant Accounting Policies (page 53), to the Company’s Audited Consolidated Financial Statement for the year ended December 31, 2024 contains a summary of significant accounting policies. These critical accounting estimates involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. Policies with respect to the methodologies used to determine the allowance for credit losses on loans held for investment are important to the presentation of the Company’s consolidated financial condition and results of operations. The use of different judgments, assumptions or estimates could result in material variations in the Company’s consolidated results of operations or financial condition.

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

Although management believes that it uses the best information available to establish the Allowance for Credit Loss, management assesses the sensitivity of key quantitative assumptions including macroeconomic forecasts and prepayment rate assumptions. Changes in quantitative inputs may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs may offset improvement in others. At June 30, 2024, if the four-quarter national unemployment rate forecast had increased 100 basis points our quantitative ACL reserve would have increased 11.8%. The sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key quantitative input. Additionally, the sensitivity analysis described above does not incorporate changes to management’s judgment of qualitative loss factors.

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

Comparison of Operating Results For The Years Ended December 31, 2024, 2023 and 2022

General.  Net income was $29.1 million in 2024, compared to $96.1 million in 2023, and $152.6 million in 2022. During 2024, non-interest income decreased by $40.2 million, provision for credit losses increased by $33.3 million and non-interest expense increased by $13.4 million, partially offset by an increase in net interest income of $1.5 million and a decrease in income tax expense of $18.4 million. During 2023, net interest income decreased by $63.3 million, non-interest expense increased by $12.4 million and non-interest income decreased by $2.0 million, partially offset by a decrease of $18.6 million in income tax expense and a decrease of $2.6 million in provision for credit losses. During 2022, net interest income increased by $22.3 million, provision for credit losses decreased by $839 thousand, and non-interest expense decreased by $44.6 million, partially offset by a non-interest income decrease of $3.9 million and an income tax expense increase of $15.2 million.

The discussion of net interest income for the years ended December 31, 2024, 2023, and 2022 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from Federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Loan fees included in interest income were $1.0 million in 2024, $1.5 million in 2023, and $3.1 million in 2022. The decrease in loan fees in 2024 was primarily due to a decline in loan prepayment fees. There are no out-of-period adjustments included in the rate/volume analysis in the following table.

Average Balance Sheets

	Year Ended December 31,
	2024			2023			2022
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (3) (6)	$2,500,904	$175,604	7.02%	$2,246,442	$147,530	6.57%	$2,006,287	$99,296	4.95%
One-to-four family residential, including condo and coop (3) (6)	910,096	41,823	4.60	847,706	35,148	4.15	703,055	24,705	3.51
Multifamily residential and residential mixed-use (3) (6)	3,927,197	181,736	4.63	4,096,025	180,286	4.40	3,675,595	139,562	3.80
Non-owner-occupied commercial real estate (3) (6)	3,323,299	177,173	5.33	3,353,805	171,475	5.11	3,071,837	125,659	4.09
ADC (3)	155,279	13,936	8.97	214,106	19,656	9.18	279,620	16,752	5.99
Other loans (3)	5,046	220	4.36	6,514	393	6.03	11,493	627	5.46
Securities	1,515,962	33,563	2.21	1,640,066	32,179	1.96	1,687,835	29,224	1.73
Other short-term investments	499,633	26,094	5.22	442,574	22,693	5.13	248,779	3,400	1.37
Total interest-earning assets	12,837,416	650,149	5.06%	12,847,238	609,360	4.74%	11,684,501	439,225	3.76%
Non-interest earning assets	781,373			777,977			782,261
Total assets	$13,618,789			$13,625,215			$12,466,762

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$731,709	$12,472	1.70%	$775,904	$8,562	1.10%	$851,931	$3,115	0.37%
Money market	3,650,266	134,367	3.68	2,882,859	83,950	2.91	2,971,312	10,879	0.37
Savings (2)	2,177,372	80,239	3.69	2,311,275	73,270	3.17	1,815,198	15,906	0.88
CDs	1,351,408	57,667	4.27	1,444,554	53,263	3.69	926,837	8,533	0.92
Total interest-bearing deposits	7,910,755	284,745	3.60	7,414,592	219,045	2.95	6,565,278	38,433	0.59
FHLBNY advances	699,940	27,268	3.90	1,251,871	56,140	4.48	252,838	7,062	2.79
Subordinated debt, net	236,738	13,765	5.81	200,243	10,212	5.10	217,753	10,616	4.88
Other short-term borrowings	189	3	1.59	3,150	120	3.81	56,030	1,439	2.57
Total borrowings	936,867	41,036	4.38	1,455,264	66,472	4.57	526,621	19,117	3.63
Derivative cash collateral	116,567	6,314	5.42	143,735	7,272	5.06	97,225	1,812	1.86
Total interest-bearing liabilities	8,964,189	332,095	3.70%	9,013,591	292,789	3.25%	7,189,124	59,362	0.83%
Non-interest-bearing checking (2)	3,140,423			3,126,575			3,890,642
Other non-interest-bearing liabilities	230,910			270,033			218,194
Total liabilities	12,335,522			12,410,199			11,297,960
Stockholders' equity	1,283,267			1,215,016			1,168,802
Total liabilities and stockholders' equity	$13,618,789			$13,625,215			$12,466,762
Net interest income		$318,054			$316,571			$379,863
Net interest rate spread (4)			1.36%			1.49%			2.93%
Net interest-earning assets	$3,873,227			$3,833,647			$4,495,377
Net interest margin (5)			2.48%			2.46%			3.25%
Ratio of interest-earning assets to interest-bearing liabilities			143.21%			142.53%			162.53%
Deposits (including non-interest-bearing checking accounts) (2)	$11,051,178	$284,745	2.58%	$10,541,167	$219,045	2.08%	$10,455,920	38,433	0.37%
(1)	Business loans include commercial and industrial loans (“C&I”), owner-occupied commercial real estate loans and SBA Paycheck Protection Program (“PPP”) loans.
(2)	Includes mortgage escrow deposits.
(3)	Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.
(6)	At December 31, 2024 and 2023, the loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged one-to-four family residential mortgage loans, multifamily residential mortgage loans and CRE loans.

Rate/Volume Analysis

	Years Ended December 31,
	2024 over 2023			2023 over 2022
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest-earning assets:	(In thousands)
Business loans (1) (2)	$17,341	$10,733	$28,074	$13,860	$34,374	$48,234
One-to-four family residential, including condo and coop	2,724	3,951	6,675	5,510	4,933	10,443
Multifamily residential and residential mixed-use	(7,700)	9,150	1,450	17,323	23,401	40,724
Non-owner-occupied commercial real estate	(1,620)	7,318	5,698	13,007	32,809	45,816
ADC	(5,335)	(385)	(5,720)	(4,970)	7,874	2,904
Other loans	(76)	(97)	(173)	(286)	52	(234)
Securities	(2,574)	3,958	1,384	(877)	3,832	2,955
Other short-term investments	2,965	436	3,401	6,297	12,996	19,293
Total interest-earning assets	5,725	35,064	40,789	49,864	120,271	170,135
Interest-bearing liabilities:
Interest-bearing checking	(616)	4,526	3,910	(527)	5,974	5,447
Money market	25,275	25,142	50,417	(1,364)	74,435	73,071
Savings	(4,648)	11,617	6,969	10,080	47,284	57,364
CDs	(3,706)	8,110	4,404	11,909	32,821	44,730
FHLBNY advances	(23,169)	(5,703)	(28,872)	36,339	12,739	49,078
Subordinated debt, net	1,996	1,557	3,553	(869)	465	(404)
Other short-term borrowings	(80)	(37)	(117)	(1,687)	368	(1,319)
Derivative cash collateral	(1,425)	467	(958)	1,607	3,853	5,460
Total interest-bearing liabilities	(6,373)	45,679	39,306	55,488	177,939	233,427
Net change in net interest income	$12,098	$(10,615)	$1,483	$(5,624)	$(57,668)	$(63,292)
(1)	Business loans include C&I loans, owner-occupied commercial real estate loans and PPP loans.
(2)	Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.

Net Interest Income.  Net interest income was $318.1 million in 2024, $316.6 million in 2023, and $379.9 million in 2022. Average interest-earning assets were $12.84 billion in 2024, $12.85 billion in 2023 and $11.68 billion in 2022. Net interest margin was 2.48% in 2024, 2.46% in 2023, and 3.25% in 2022.

Interest Income.  Interest income was $650.1 million in 2024, $609.4 million in 2023, and $439.2 million in 2022. During 2024, interest income increased $40.7 million from 2023, primarily reflecting increases in interest income of $28.1 million on business loans, $6.7 million on one-to-four family loans, $5.7 million on non-owner-occupied CRE loans, $3.4 million on other short-term investments, $1.5 million on multifamily loans, and $1.4 million in securities. The increased interest income on business loans was primarily due to an increase of $254.5 million in the average balances of business loans and a 45-basis point increase in yield of such loans in the period. The increased interest income on one-to-four family loans was primarily due to a 45-basis point increase in the yield of one-to four family loans and an increase of $62.4 million in the average balances of such loans in the period. The increased interest income on non-owner-occupied CRE loans was primarily due to a 22-basis point increase in yield of non-owner-occupied CRE loans, offset by a decrease of $30.5 million in the average balances of such loans in the period. The increased interest income from short-term investments was primarily due to an increase of $57.1 million in the average balances of short-term investments and a 9-basis point increase in yield of such investments in the period. The increased interest income on multifamily loans was primarily due to a 23-basis point increase in yield of multifamily loans, offset by a decrease of $168.9 million in the average balances of such loans in the period. The increased interest income on securities was primarily due to a 25-basis point increase in yield of securities, offset by a decrease of $124.1 million in the average balances of such securities in the period. During 2023, interest income increased $170.2 million from 2022, primarily reflecting increases in interest income of $48.2 million on business loans, $45.8 million on non-owner occupied CRE loans, $40.7 million on multifamily loans and $19.3 million on short-term investments. The increased interest income on business loans was primarily due to an increase of $240.2 million in the average balances of business loans and a 162-basis point increase in the yield of such loans. The increased interest income on non-owner occupied CRE loans was primarily due to an increase of $282.0 million in the average balances of non-owner occupied CRE loans and a 102-basis point increase in the yield of such loans. The increased interest income on multifamily loans was primarily due to an increase of $420.4 million in the average balances of multifamily loans and a 60-basis point increase in the yield of such loans. The increased interest income from short-term investments was primarily due to an increase of $193.8 million in the average balances of short-term investments and a 376-basis point increase in the yield of such investments.

Interest Expense.  Interest expense was $332.1 million in 2024, $292.8 million in 2023, and $59.4 million in 2022.  During 2024, interest expense increased $39.3 million from 2023, primarily reflecting increases in interest expense of $50.4 million on money market accounts, $7.0 million on savings accounts, $4.4 million on CDs, $3.9 million on interest-bearing checking accounts and $3.6 million on subordinated debt. The increase in interest expense on money market accounts primarily reflects a $767.4 million increase in the average balances of money market accounts and a 77-basis point increase in rates paid on such deposits in the period. The increase in interest expense on savings accounts was primarily due to a 52-basis point increase in rates paid on saving accounts, offset by a decrease of $133.9 million in the average balances of such deposits in the period. The increase in interest expense on CDs was primarily due to a 58-basis point increase in rates paid on CDs, offset by a decrease of $93.1 million in the average balances of such deposits in the period. The increase in interest expense on interest-bearing checking accounts was primarily due to a 60-basis point increase in rates paid on interest-bearing checking accounts, offset by a decrease of $44.2 million in the average balances of such deposits in the period. The increase in interest expense on subordinated debt primarily reflects a $36.5 million increase in the average balances of subordinated debt and a 71-basis point increase in rates paid on such debt. During 2023, interest expense increased $233.4 million from 2022, primarily reflecting increases in interest expense of $73.1 million on money market accounts, $57.4 million on savings accounts, $49.1 million on FHLBNY advances and $44.7 million on CDs. The increase in interest expense on money market accounts was primarily due to a 254-basis point increase in rates paid on money market accounts, offset by a decrease of $88.5 million in the average balances of such deposits in the period. The increase in interest expense on savings accounts was primarily due to a 229-basis point increase in rates paid on savings accounts and an increase of $496.1 million in the average balances of such deposits in the period. The increase in interest expense on CDs was primarily due to a 277-basis point increase in rates paid on CDs and an increase of $517.7 million in the average balances of such deposits in the period.

Provision for Credit Losses.  The Company recognized a provision for credit losses of $36.1 million in 2024, $2.8 million in 2023 and $5.4 million in 2022. The $36.1 million provision for credit losses recognized in 2024 was related to additional provisioning for the pooled multifamily, C&I, and criticized loan portfolios. The $2.8 million provision for credit losses recognized in 2023 was associated with increased provisioning for individually analyzed loans. The $5.4 million provision for credit losses recognized in 2022 was associated with growth in the loan portfolio and a deterioration of forecasted macroeconomic conditions, offset by a reduction in reserves on individually analyzed loans and unfunded commitments.

Non-Interest Income. Non-interest income was a loss of $4.0 million in 2024, compared to income of $36.2 million in 2023, and income of $38.2 million in 2022. During 2024, non-interest income decreased $40.2 million from 2023, primarily due to a increase of $41.4 million from net loss on sale of securities as a result of a securities portfolio restructuring in 2024 and a decrease of $5.0 million in loan level derivative income, partially offset by an increase of $7.2 million from a gain on sale of other assets. During 2023, non-interest income decreased $2.0 million from 2022, due primarily to a decrease of $2.9 million from net gain on sale of securities and other assets, partially offset by a $3.4 million increase in loan level derivative income.

Non-Interest Expense.  Non-interest expense was $226.5 million in 2024, $213.1 million in 2023, and $200.7 million in 2022. During 2024, non-interest expense increased $13.4 million from 2023, primarily due to a $18.7 million increase in salaries and employee benefits as the Bank continued to add business teams and a $2.5 million increase in professional services, partially offset by a $7.8 million decrease in severance expense. In addition, during 2024, the Company recorded a $1.2 million loss from a pension settlement. During 2023, non-interest expense increased $12.4 million from 2022, primarily due to a $6.9 million increase in severance expense, a $5.0 million increase in federal deposit insurance premiums (including $1.0 million of pre-tax expense related to the FDIC special assessment for the recovery of losses related to the closures of Silicon Valley Bank and Signature Bank), partially offset by a $2.7 million decrease in salaries and employee benefits.

Non-interest expense was 1.66%, 1.56%, and 1.61% of average assets during 2024, 2023, and 2022, respectively.

Income Tax Expense.   Income tax expense was $22.4 million in 2024, $40.8 million in 2023, and $59.4 million in 2022. Income tax expense decreased $18.4 million during 2024 compared to 2023, primarily as a result of $85.4 million of lower pre-tax income during 2024. Income tax expense during 2024 included $9.1 million of expense related to the taxable gain and Modified Endowment Contract (“MEC”) Tax on the surrender of legacy BOLI assets. Income tax expense decreased $18.6 million during 2023 compared to 2022, primarily as a result of $75.0 million of lower pre-tax income during 2023.

The Company’s consolidated tax rate was 43.5%, 29.8% and 28.0% in 2024, 2023, and 2022, respectively.

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

Assets. Assets totaled $14.35 billion at December 31, 2024, $717.3 million above their level at December 31, 2023, primarily due to an increase in cash and due from banks of $826.0 million, an increase in the loan portfolio of $81.5 million and an increase in other assets of $62.8 million, partially offset by a decrease in total securities of $152.8 million, a decrease in BOLI of $59.2 million and a decrease in restricted stock of $29.6 million.

Total net loans held for investment increased $81.5 million during the year ended December 31, 2024, to $10.78 billion at period end. During the period, the Bank had originations of $570.9 million.

Total securities decreased $152.8 million during the year ended December 31, 2024, to $1.32 billion at period end, primarily due to proceeds from principal payments, calls, maturities and sales of $621.6 million offset in part by purchases of $402.8 million and a decrease in unrealized losses of $66.0 million. There were no transfers to or from securities held-to-maturity for the year ended December 31, 2024 or 2023.

BOLI decreased $59.2 million during the year ended December 31, 2024, to $290.7 million. The decrease in BOLI is primarily due to the surrender of legacy BOLI assets of $84.5 million, offset by $15.0 million in purchases of new assets and an increase in cash surrender value of $10.3 million.

Premises and fixed assets decreased $10.0 million during the year ended December 30, 2024, to $34.8 million at period end, primarily due to the sale of Bank’s premises and other assets which resulted in a $7.2 million net gain in the current period.

Total restricted stock decreased $29.6 million during the year ended December 30, 2024, to $69.1 million at period end, primarily due to a reduction in FHLBNY advances.

Liabilities. Total liabilities increased $547.0 million during the year ended December 31, 2024, to $12.96 billion at period end, primarily due to an increase in deposits of $1.16 billion, an increase in subordinated debt of $72.1 million and an increase in other short-term borrowings of $50.0 million, partially offset by a decrease in FHLBNY advances of $705.0 million, and a decrease in derivative liabilities of $12.9 million.

Subordinated debt increased $72.1 million during the year ended December 31, 2024, to $272.3 million at period end, due to a registered public offering of the Company’s 9.000% fixed-to-floating rate subordinated notes due 2034 (the “Notes”).

Stockholders’ Equity. Stockholders’ equity increased $170.3 million during the year ended December 31, 2024, to $1.40 billion at period end, primarily due to $135.8 million in net proceeds raised in connection with a common equity offering, net income for the period of $29.1 million and a decrease in accumulated other comprehensive loss of $46.6 million, offset in part by common stock dividends of $40.3 million and preferred stock dividends of $7.3 million.

Additional paid-in capital increased $130.4 million during the year ended December 31, 2024, to $624.8 million at period end, due to the Company completing a public offering of 4,492,187 shares of common stock at a price of $32.00 per share, for gross proceeds of approximately $144.0 million. The net proceeds of the offering, after deducting underwriting discounts and commissions, and offering expenses, were $135.8 million.

Loan Portfolio Composition

The following table presents an analysis of outstanding loans by loan type, excluding loans held for sale, net of unearned discounts and premiums and deferred origination fees and costs, at the dates presented:

	December 31,
(In thousands)	2024		2023		2022
Business loans (1)	$2,725,726	25.1%	$2,308,171	21.4%	$2,211,857	20.9%
One-to-four family residential and cooperative/condominium apartment	951,528	8.8	887,555	8.2	773,321	7.3
Multifamily residential and residential mixed-use	3,820,283	35.1	4,017,176	37.3	4,026,826	38.1
Non-owner-occupied commercial real estate	3,230,535	29.7	3,379,667	31.4	3,317,485	31.4
Acquisition, development, and construction ("ADC")	136,172	1.3	168,513	1.6	229,663	2.2
Other loans	5,084	0.0	5,755	0.1	7,679	0.1
Total	10,869,328	100.0%	10,766,837	100.0%	10,566,831	100.0%
Fair value hedge basis point adjustments (2)	2,615		6,591		—
Total loans, net of fair value hedge basis point adjustments	10,871,943		10,773,428		10,566,831
Allowance for credit losses	(88,751)		(71,743)		(83,507)
Loans held for investment, net	$10,783,192		10,701,685		10,483,324
(1)	Business loans include C&I loans and owner-occupied commercial real estate loans.
(2)	The loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged owner-occupied commercial real estate in business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

During the year ended December 31, 2024, business loans increased $417.6 million and one-to-four family loans increased $64.0 million, multifamily loans decreased $196.9 million, non-owner-occupied CRE loans decreased $149.1 million, and ADC loans decreased $32.3 million.

Loan Purchases, Sales and Servicing

In the event that the Bank sells loans in the secondary market or through securitization, it generally retains servicing rights on the loans sold. Servicing fees are typically derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans at the time of sale. At December 31, 2024 and 2023, the Bank had recorded servicing right assets ("SRAs") of $2.4 million and $2.9 million, respectively, associated with the sale of loans to third-party institutions in which the Bank retained the servicing of the loan. The Bank outsources the servicing of a portion of our one-to-four family mortgage loan portfolio to an unrelated third-party under a sub-servicing agreement. Fees paid under the sub-servicing agreement are reported as a component of other non-interest expense in the consolidated statements of operations.

Loan Maturity and Repricing

The following table presents the portfolio of fixed and adjustable rate loans (“ARMs”) by the earlier of the maturity or next reprice date as of December 31, 2024. ARMs have repricing frequencies of greater than or equal to one year and are included in the period during which their interest rates are next scheduled to adjust or mature. The table does not include scheduled principal amortization.

	Less than
(In thousands)	1 year	1 to 2 years	2 to 3 years	3 to 5 years	Over 5 years	Total
Business loans	$130,693	$119,458	$167,411	$342,897	$327,814	$1,088,273
One-to-four family residential and cooperative/condominium apartment	85,594	75,316	61,083	234,418	492,040	948,451
Multifamily residential and residential mixed-use	356,666	724,962	1,014,426	733,903	300,802	3,130,759
Non-owner-occupied commercial real estate	396,163	436,320	508,746	722,595	453,480	2,517,304
ADC	145	2,445	—	—	655	3,245
Other loans	4	90	245	737	3,833	4,909
Total	$969,265	$1,358,591	$1,751,911	$2,034,550	$1,578,624	$7,692,941

Variable rate loans have repricing frequencies less than one year. The following table presents variable rate loans by time to maturity as of December 31, 2024:

	Less than
(In thousands)	1 year	1 to 2 years	2 to 3 years	3 to 5 years	Over 5 years	Total
Variable rate loans	$854,910	$272,840	$391,706	$522,095	$1,134,836	$3,176,387

Concentrations of Lending Activities

Non-owner occupied commercial real estate loans and multifamily residential and residential mixed-use loans have collectively represented the largest percentage of the Company’s loan portfolio, accounting for 65% and 69% of total loans held for investment as of December 31, 2024 and December 31, 2023, respectively. Non-owner occupied commercial real estate loans represent 30% and 31% of total loans held for investment as of December 31, 2024 and December 31, 2023, respectively. Multifamily residential and residential mixed-use loans made up 35% and 37% of total loans held for investment as of December 31, 2024 and December 31, 2023, respectively. The Company expects that non-owner occupied commercial real estate loans and multifamily residential and residential mixed-use loans will continue to be a significant portion of the Company’s total loan portfolio.

Non-owner occupied commercial real estate loans and multifamily residential and residential mixed-use loans are subject to a varying degree of risk associated with changing general economic conditions. The Company employs heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of appropriate capital levels as needed to support lending activities.

Despite the Company's concentration in non-owner occupied commercial real estate and multifamily residential and residential mixed-use loans, the properties securing these portfolios are diversified in terms of type and geographic location. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry. As a matter of policy, the non-owner occupied commercial real estate loan and the multifamily residential and residential mixed-use loan portfolios are subject to risk exposure limits by individual asset classes as well as geographic collateral locations outside of our market areas.

We regularly identify and assess concentration levels through ongoing reporting to our Board of Directors as well as committees at both the Board and Management levels. The management team has extensive knowledge and experience in underwriting non-owner occupied commercial real estate loans and multifamily residential and residential mixed-use loans. Management has established the Credit Risk Management Committee which meets quarterly to review all policies and procedures, large lending exposures, and emerging trends including trends related to delinquency, debt service coverage ratios, loan-to-value, and loan ratings to aid in early detection and escalation of potential issues. The Company has a dedicated team responsible for conducting comprehensive annual reviews of the portfolios, ensuring consistent oversight.  Credit underwriting standards are periodically reviewed and adjusted based upon observations from our ongoing monitoring of economic conditions in major real estate markets in which we lend. In response to the current dynamic interest rate environment and changes in the benchmark rates that determine loan pricing, the Company has enhanced its stress testing and loan review activities to mitigate interest rate reset risk with a specific emphasis on borrowers' abilities to absorb the impact of higher interest loan rates and measure the resiliency of the portfolios. As a general rule, Management takes a selective approach to originating non-owner occupied commercial real estate and multifamily residential and residential mixed-use loans, prioritizing quality and strategic alignment.

The following tables present the composition by property type and weighted average loan-to-value (“LTV”) of the Company’s non-owner occupied commercial real estate loans:

	December 31, 2024
					Weighted
					Average Rate
(Dollars in thousands)	NY	NJ	Other	Balance	LTV
Investor commercial real estate:
Retail	$1,085,618	$62,990	$3,594	$1,152,202	51%
Investor office	439,359	135,584	3,127	578,070	58
Warehouse/ Industrial	337,288	43,458	69,314	450,060	54
Hotels	356,450	425	11,934	368,809	57
Supportive housing	161,207	—	—	161,207	59
Medical office	106,403	—	28,470	134,873	62
Educational facility or library	120,719	—	—	120,719	59
Medical facility	60,866	—	—	60,866	71
Other (1)	196,304	2,763	4,662	203,729	54
Total investor commercial real estate	$2,864,214	245,220	121,101	$3,230,535	55%
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.

	December 31, 2023
					Weighted
					Average Rate
(Dollars in thousands)	NY	NJ	Other	Balance	LTV
Investor commercial real estate:
Retail	$1,119,896	$64,577	$3,722	$1,188,195	53%
Investor office	476,958	140,713	3,195	620,866	59
Warehouse/ Industrial	351,863	47,577	70,523	469,963	54
Hotels	340,656	426	12,016	353,098	57
Supportive housing	166,356	—	—	166,356	61
Medical office	114,211	—	29,063	143,274	63
Educational facility or library	105,541	—	—	105,541	64
Medical facility	91,391	3,573	18,483	113,447	58
Other (1)	204,573	3,675	10,679	218,927	57
Total investor commercial real estate	$2,971,445	260,541	147,681	$3,379,667	56%
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.

The following tables present the composition by property type and weighted average LTV of the Company’s multifamily residential and residential mixed-use loans:

	December 31, 2024
		Weighted
	Total	Average Rate
(Dollars in thousands)	Balance	LTV
Multifamily residential and residential mixed-use:
New York City (1)
100% rent regulated (2)	$572,054	58%
Majority rent regulated (2)	643,908	59
Majority free market	1,846,525	55
Total New York City	3,062,487	56

Outside New York City	757,796	59
Total multifamily residential and residential mixed-use	$3,820,283	57%
(1)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(2)	Composition based on revenue.

	December 31, 2023
		Weighted
	Total	Average Rate
(Dollars in thousands)	Balance	LTV
Multifamily residential and residential mixed-use:
New York City (1)
100% rent regulated (2)	$547,977	57%
Majority rent regulated (2)	687,424	60
Majority free market	2,025,511	56
Total New York City	3,260,912	57

Outside New York City	756,264	61
Total multifamily residential and residential mixed-use	$4,017,176	58%
(1)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(2)	Composition based on revenue.

Additional information related to the granularity in the non-owner occupied commercial real estate and multifamily residential and residential mixed-use portfolios is presented in the tables below as of December 31, 2024 and December 31, 2023:

	December 31, 2024
		Number of
	Average	loans
(Dollars in thousands)	Loan Size	> $20 million
Investor commercial real estate:
Retail	$2,613	4
Investor Office	5,781	8
Warehouse/ Industrial	3,983	5
Hotels	8,781	8
Supportive housing	20,151	3
Medical office	6,423	2
Educational facility or library	10,060	—
Medical facility	7,608	1
Other (1)	1,922	—

Multifamily residential and residential mixed-use:
New York City (2)
100% rent regulated (3)	2,487	—
Majority rent regulated (3)	3,810	2
Majority free market	3,864	7
Outside New York City	4,521	8
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.
(2)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(3)	Composition based on revenue.

	December 31, 2023
		Number of
	Average	loans
(Dollars in thousands)	Loan Size	> $20 million
Investor commercial real estate:
Retail	$2,577	5
Investor Office	5,749	10
Warehouse/ Industrial	3,949	5
Hotels	8,025	7
Supportive housing	23,765	4
Medical office	6,823	2
Educational facility or library	9,595	—
Medical facility	9,454	1
Other (1)	2,027	—

Multifamily residential and residential mixed-use:
New York City (2)
100% rent regulated (3)	2,502	—
Majority rent regulated (3)	3,819	3
Majority free market	3,964	10
Outside New York City	4,201	8
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.
(2)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(3)	Composition based on revenue.

Asset Quality

General

We do not originate or purchase loans, either whole loans or loans underlying mortgage-backed securities (“MBS”), which would have been considered subprime loans at origination, i.e., real estate loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history. See Note 3 of our Consolidated Financial Statements for a discussion of evaluation for impaired securities.

Monitoring and Collection of Delinquent Loans

Our management reviews delinquent loans on a monthly basis and reports to our Board of Directors or Committees of the Board of the Directors at each regularly scheduled Board or Committee meeting regarding the status of all non-performing and otherwise delinquent loans in our loan portfolio.

Our loan servicing policies and procedures require that an automated late notice be sent to a delinquent borrower as soon as possible after a payment is ten days late in the case of business loans, multifamily residential and mixed use, non-owner-occupied commercial real estate loans, and ADC loans, or fifteen days late in connection with one-to-four family and consumer loans. Thereafter, periodic letters are mailed and phone calls are placed to the borrower until payment is received or the loan is transferred to workout. When contact is made with the borrower at any time prior to foreclosure, we will attempt to obtain the full payment due or negotiate a repayment schedule with the borrower to avoid foreclosure.

Accrual of interest is generally discontinued on a loan that meets any of the following three criteria: (i) full payment of principal or interest is not expected; (ii) principal or interest has been in default for a period of 90 days or more (unless the loan is both deemed to be well secured and in the process of collection); or (iii) an election has otherwise been made to maintain the loan on a cash basis due to deterioration in the financial condition of the borrower. Such non-accrual determination practices are applied consistently to all loans regardless of their internal classification or designation. Upon entering non-accrual status, the system will reverse all outstanding accrued interest receivable.

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

The C&I portfolio, which is within our business loans, is actively managed by our lenders. Most credit facilities typically require an annual review of the exposure and borrowers are required to submit annual financial reporting and loans are structured with financial covenants to indicate expected performance levels. Smaller C&I loans are monitored based on performance and the ability to draw against a credit line is curtailed if there are any indications of credit deterioration. Guarantors are also required to update their financial reporting on an annual basis or alternative schedule as provided in their loan documents. All exposures are credit risk rated and those entering adverse ratings due to financial performance concerns of the borrower or material delinquency of any payments or financial reporting are subjected to added management scrutiny and monitoring. Measures taken typically include amendments to the amount of the available credit facility, requirements for increased collateral, additional guarantor support or a material enhancement to the frequency and quality of financial reporting. Loans determined to reach adverse risk rating standards are monitored closely by Credit Administration to identify any potential credit losses. When warranted, loans reaching a Substandard rating could be reassigned to the Workout Group for direct handling.

Non-accrual Loans

Within our held-for-investment loan portfolio, non-accrual loans totaled $49.5 million at December 31, 2024 and $29.1 million at December 31, 2023.

Loan Restructurings

The Company applies the loan refinancing and restructuring guidance to determine whether a modification or other forms of restructuring result in a new loan or a continuation of an existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows, include conditions where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and/or a combination of these modifications. The disclosures related to loan restructuring are only for modifications that directly affect cash flows.

Please refer to Note 4 of our condensed Consolidated Financial Statements for further discussion on loan restructurings.

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

There was no carrying value of OREO properties on our consolidated statements of financial condition at December 31, 2024 or December 31, 2023. We did not recognize any provisions for losses on OREO properties during the years ended December 31, 2024, 2023 or 2022.

Past Due Loans

Loans Delinquent 30 to 59 Days

At December 31, 2024, we had loans totaling $10.3 million that were past due between 30 and 59 days, compared to $12.0 million at December 31, 2023. The 30 to 59-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At December 31, 2024, we had loans totaling $31.3 million that were past due between 60 and 89 days, compared to $1.3 million at December 31, 2023. The 60 to 89-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

There were no accruing loans 90 days or more past due at December 31, 2024 or 2023.

Reserve for Unfunded Loan Commitments

We maintain a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $2.7 million at December 31, 2024 and 2023, respectively. This reserve is determined based upon the outstanding volume of unfunded loan commitments at each period end. Any increases or reductions in this reserve are recognized in provision for credit losses.

Allowance for Credit Losses

Provision for credit losses of $36.1 million and $2.8 million were recorded during the twelve-month periods ended December 31, 2024 and 2023, respectively. The $36.1 million provision for credit losses recognized in 2024 was related to additional provisioning for the pooled multifamily, C&I, and criticized loan portfolios. The $2.8 million provision for credit losses recognized in 2023 was associated with provisioning for individually analyzed loans.

For further discussion of the allowance for credit losses and related activity during the years ended December 31, 2024, 2023 and 2022, please see Note 4 to the Consolidated Financial Statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of each to total loans at the dates indicated.

	December 31,
	2024		2023		2022
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in Each		in Each		in Each
		Category		Category		Category
	Allocated	to Total	Allocated	to Total	Allocated	to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans
Business loans	$42,898	25.08%	$35,962	21.44%	47,029	20.93
One-to-four family residential and cooperative/condominium apartment	9,501	8.75	6,813	8.24	5,969	7.32
Multifamily residential and residential mixed-use	11,946	35.16	7,237	37.31	8,360	38.11
Non-owner-occupied commercial real estate	21,876	29.72	19,623	31.39	20,153	31.40
ADC	2,323	1.25	1,989	1.57	1,723	2.17
Other loans	207	0.04	119	0.05	273	0.07
Total	$88,751	100.00%	$71,743	100.00%	$83,507	100.00%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	At or for the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Total loans outstanding at end of period (1)	$10,869,328	$10,766,837	$10,566,831
Average total loans outstanding during the period (2)	10,821,821	10,764,598	9,747,887
Allowance for credit losses balance at end of period	88,751	71,743	83,507
Allowance for credit losses to total loans at end of period	0.82%	0.67%	0.79%
Non-performing loans to total loans at end of period	0.46	0.27	0.32
Allowance for credit losses to total non-performing loans at end of period	179.37	246.55	243.91

Ratio of net charge-offs to average loans outstanding during the period:
Business loans	0.30%	1.37%	0.77%
One-to-four family residential and cooperative/condominium apartment	—	—	—
Multifamily residential and residential mixed-use	0.12	—	—
Non-owner-occupied commercial real estate	0.21	—	—
ADC	—	—	—
Other loans	1.80	4.34	0.42
Total	0.18	0.14	0.07
(1)	Total loans represent gross loans (excluding loans held for sale), fair value hedge basis point adjustments, inclusive of deferred fees/costs and premiums/discounts.
(2)	Total average loans represent gross loans (including loans held for sale and fair value hedge basis point adjustments), inclusive of deferred loan fees/costs and premiums/discounts.

Investment Activities

Securities available-for-sale

The following table presents the amortized cost, fair value and weighted average yield of our securities available-for-sale at December 31, 2024, categorized by remaining period to contractual maturity:

			Weighted
	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield
Due within 1 year	$6,717	$6,597	1.13%
Due after 1 year but within 5 years	158,420	153,169	3.98
Due after 5 years but within 10 years	165,772	157,104	4.73
Due after ten years	403,225	373,823	3.74
Total	$734,134	$690,693	3.99%

The entire carrying amount of each security at December 31, 2024 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. The weighted average duration of our securities available-for-sale approximated 2.9 years as of December 31, 2024, when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their weighted average maturity.

The following table presents the weighted average contractual maturity of our securities available-for-sale:

December 31,
(In years)	2024
Agency notes	1.85
Corporate securities	5.90
Pass-through MBS issued by U.S. GSEs and agency collateralized mortgage obligations ("CMOs")	18.24
State and municipal obligations	3.18

Securities held-to-maturity

The following table presents the amortized cost, fair value and weighted average yield of our securities held-to-maturity at December 31, 2024, categorized by remaining period to contractual maturity:

			Weighted
	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield
Due within 1 year	$—	$—	—%
Due after 1 year but within 5 years	44,898	42,359	2.64
Due after 5 years but within 10 years	180,658	157,523	2.71
Due after ten years	411,783	352,395	2.98
Total	$637,339	$552,277	2.88%

The entire carrying amount of each security at December 31, 2024 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. The weighted average duration of our securities held-to-maturity approximated 5.1 years as of December 31, 2024 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their weighted average maturity.

The following table presents the weighted average contractual maturity of our securities held-to-maturity at the date indicated below:

December 31,
(In years)	2024
Agency notes	5.26
Corporate securities	8.14
Pass-through MBS issued by GSEs and agency CMOs	20.88

Sources of Funds

Deposits

The following table presents our deposit accounts and the related weighted average interest rates at the dates indicated (Dollars in thousands):

	December 31, 2024			December 31, 2023			December 31, 2022
		Percent			Percent			Percent
		of	Weighted		Of	Weighted		Of	Weighted
		Total	Average		Total	Average		Total	Average
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate
Savings accounts	$1,927,909	16.5%	2.98%	$2,335,490	22.2%	3.67%	$2,260,101	22.0%	2.24%
CDs	1,069,081	9.1	3.73	1,607,683	15.3	4.43	1,115,364	10.9	2.25
Money market accounts	4,198,784	36.0	3.01	3,125,996	29.6	3.46	2,532,270	24.7	1.50
Interest-bearing checking accounts	1,079,823	9.2	1.92	515,987	4.9	0.77	827,454	8.1	1.01
Non-interest-bearing checking accounts	3,410,544	29.2	—	2,945,499	28.0	—	3,519,218	34.3	—
Totals	$11,686,141	100.00%	2.09%	$10,530,655	100.00%	2.56%	$10,254,407	100.00%	1.19%

The weighted average maturity of our CDs at December 31, 2024 was 5.8 months, compared to 5.1 months at December 31, 2023.

Non-insured deposits (excluding collateralized deposits and deposits with pass through insurance) represented 31.2% and 28.9% of total deposits as of December 31, 2024 and 2023, respectively. The Bank had $1.89 billion and $1.88 billion of public funds collateralized by securities and Municipal Letters of Credit (“MULOC”), and $1.55 billion and $680.8 million of deposits with pass through insurance as of December 31, 2024, and 2023, respectively.

The following table presents the time deposits with balances exceeding the $250,000 FDIC insurance limit by maturity at December 31, 2024:

(Dollars in thousands)
Three months or less	$92,786
Over three through six months	73,233
Over six through twelve months	44,118
Over twelve months	24,432
Total	$234,569

As of December 31, 2024, the portion of uninsured time deposits in excess of the $250,000 FDIC insurance limit was $93.3 million.

Our Board of Directors authorized the Bank to accept brokered deposits up to an aggregate limit of 10.0% of total assets. Brokered deposits totaled $422.8 million and $898.7 million at December 31, 2024 and 2023, respectively. Core deposit growth was used to reduce the brokered deposit position over the course of 2024.

Borrowings

The Bank’s total borrowing line with FHLBNY equaled $3.87 billion at December 31, 2024. The Bank had $608.0 million of FHLBNY advances outstanding at December 31, 2024, and $1.31 billion at December 31, 2023. The Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such advances.

The Company had no outstanding securities sold under agreements to repurchase (“repurchase agreements”) at December 31, 2024 or December 31, 2023.

Liquidity and Capital Resources

The Board of Directors of the Bank has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy. The Bank’s Asset Liability Committee (“ALCO”) is responsible for general oversight and strategic implementation of the policy and management of the appropriate departments are designated responsibility for implementing any strategies established by ALCO. On a daily basis, appropriate senior management receives a current cash position report and 30-day forecast to ensure that all short-term obligations are timely satisfied, and that adequate liquidity exists to fund future activities. Reports detailing the Bank’s liquidity reserves are presented to appropriate senior management on at least a monthly basis, and the Board of Directors at each of its meetings. In addition, a twelve-month liquidity forecast is presented to ALCO in order to assess potential future liquidity concerns. A forecast of cash flow data for the upcoming 12 months is presented to the Board of Directors no less than annually. Given recent banking industry events, management monitors the level of uninsured deposits on a regular basis.

Liquidity is primarily needed to meet customer borrowing commitments and deposit withdrawals, either on demand or on contractual maturity, to repay borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Bank’s primary sources of funding for its lending and investment activities include deposits, loan payments, investment security principal and interest payments and advances from the FHLBNY. The Bank may also sell or securitize selected multifamily residential, mixed-use or one-to-four family residential real estate loans to private sector secondary market purchasers and has in the past sold such loans to FNMA and Federal Home Loan Mortgage Corporation (“FHLMC”). The Company may additionally issue debt or equity under appropriate circumstances. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on real estate loans and MBS are influenced by interest rates, economic conditions and competition.

The Bank is a member of American Financial Exchange (“AFX”), through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily. At December 31, 2024, the Bank had $50.0 million of such borrowings outstanding through the AFX, which is included in other short-term borrowings on the consolidated statements of financial condition. At December 31, 2023, the Bank did not utilize funds available through the AFX.

The Bank utilizes repurchase agreements as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities. As of December 31, 2024 and December 31, 2023, the Bank did not have any repurchase agreements.

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

Total deposits (including mortgage escrow deposits) increased $1.16 billion during the year ended December 31, 2024 compared to an increase of $276.2 million during the year ended December 31, 2023. Within deposits, core deposits (i.e., non-CDs) increased $1.74 billion during the year ended December 31, 2024 and decreased $216.1 million during the year ended December 31, 2023. The increase in core deposits during the 2024 period was primarily due to an increase in money market deposits, interest bearing checking and non interest-bearing checking accounts. During 2024, the Company made significant investments in its Private and Commercial Bank, including the hiring and onboarding of several deposit-gathering teams. CDs decreased $538.6 million during the year ended December 31, 2024 compared to an increase of $492.3 million during the year ended December 31, 2023. The decrease in CDs during the current period was primarily due to a $475.9 million decrease in brokered CDs.

The Bank reduced its outstanding FHLBNY advances by $705.0 million during the year ended December 31, 2024, compared to a $182.0 million increase during the year ended December 31, 2023. See Note 12. “Federal Home Loan Bank Advances” to our Consolidated Financial Statements for further information.

Subordinated debentures totaled $272.3 million at December 31, 2024 compared to $200.2 million at December 31, 2023. The increase in subordinated debentures was due to the Company’s issuance of subordinated notes that are described in more detail in Note 13, “Subordinated Debentures” to our Consolidated Financial Statements for further information.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, additional sources of liquidity are available through its collateralized borrowing lines at the FHLBNY and the FRB, as well as unsecured borrowing capacity through the AFX and lines of credit with unaffiliated correspondent banks. At December 31, 2024, the Bank had remaining borrowing capacity of $1.84 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s drawn FHLBNY borrowings). The Bank also had access to the FRB Discount Window. At December 31, 2024, an available line of credit totaling $394.6 million was in place at the FRB backed by investment securities with no advances drawn. Additionally, at December 31, 2024, a line of credit totaling $3.04 billion was in place at the FRB secured by certain qualifying 1-4 family residential mortgage loans, construction loans and CRE loans with no amounts drawn.

During the year ended December 31, 2024 and 2023, business loan originations totaled $371.2 million and $343.9 million, respectively. During the year ended December 31, 2024 and 2023, real estate loan originations (excluding owner-occupied commercial real estate) totaled $199.6 million and $653.7 million, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At December 31, 2024, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well capitalized" for all regulatory purposes.

The Holding Company did not repurchase any shares of its common stock during the year ended December 31, 2024. The Holding Company repurchased 36,813 shares of its common stock at an aggregate cost of $947 thousand during the year ended December 31, 2023. As of December 31, 2024, up to 1,566,947 shares remained available for purchase under the authorized share repurchase programs. See "Part II - Item 5, Issuer Purchases of Equity Securities" for additional information about repurchases of common stock.

The Holding Company paid $7.3 million in cash dividends on its preferred stock during the years ended December 31, 2024 and 2023, respectively.

The Holding Company paid $38.0 million and $37.3 million in cash dividends on its common stock during the years ended December 31, 2024 and 2023, respectively.

Contractual Obligations

The Bank generally has borrowings outstanding in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of December 31, 2024, the Bank had $77.8 million of firm loan commitments that were accepted by the borrowers.

Additionally, in connection with a loan securitization completed in 2017, the Bank executed a reimbursement agreement with FHLMC that obligates the Company to reimburse FHLMC for any contractual principal and interest payments on defaulted loans, not to exceed 10% of the original principal amount of the loans comprising the aggregate balance of the loan pool at securitization. The maximum exposure under this reimbursement obligation is $28.0 million. The Bank has pledged $28.0 million of pass-through MBS issued by GSEs as collateral.

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Company’s Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General

The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the year ended December 31, 2024, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

Our Asset and Liability Management Committee evaluates periodically, but no less than four times annually, the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management, which are reviewed and approved by the Board of Directors at least annually. The economic environment continually presents uncertainties as to future interest rate trends.

The Asset and Liability Management Committee regularly utilizes a model that projects net interest income based on increasing or decreasing interest rates, in order to be better able to respond to changes in interest rates.

At December 31, 2024, $273.1 million, or 20.6%, of our available-for-sale and held-to-maturity securities had adjustable interest rates. At December 31, 2024, $7.98 billion, or 73.4%, of the loan portfolio had contractual terms with adjustable or floating interest rates. Changes in interest rates affect the value of interest-earning assets and, in particular, the securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest-earning assets, which could adversely affect stockholders’ equity and the results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated and the average life of loans and securities, which can impact the yields earned on loans and securities. In periods of decreasing interest rates, the average life of loans and securities held may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, the Company is subject to reinvestment risk to the extent that management is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and, therefore, an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans. In addition, increases in interest rates may result in the extensions of the average life of securities which may result in lower cash flows to the Bank.

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

The analysis that follows presents, as of December 31, 2024 and 2023, the estimated EVE at both the Pre-Shock Scenario and the -200 Basis Point Rate, -100 Basis Point Rate, +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios.

	December 31, 2024			December 31, 2023
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$1,862,712	$101,644	5.8%	$1,414,548	$79,745	6.0%
+ 100 Basis Points	1,843,160	82,092	4.7%	1,375,777	40,974	3.1%
Pre-Shock Scenario	1,761,068	—	—	1,334,803	—	—
- 100 Basis Points	1,636,011	(125,057)	(7.1)%	1,247,956	(86,847)	(6.5)%
- 200 Basis Points	1,439,251	(321,817)	(18.3)%	1,112,110	(222,693)	(16.7)%

The Company’s Pre-Shock Scenario EVE increased from $1.33 billion at December 31, 2023, to $1.76 billion at December 31, 2024. The primary factors contributing to the increase in EVE is an increase in the value of the Bank’s non-maturity deposit base as well as down streaming some of the proceeds of a common stock offering to the Bank.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios increased from $1.38 billion and $1.41 billion, respectively, at December 31, 2023, to $1.84 billion and $1.86 billion, respectively, at December 31, 2024. In the -100 Basis Point Rate and -200 Basis Point Rate Shock Scenarios the Company’s EVE increased from $1.25 billion and $1.11 billion, respectively, at December 31, 2023, to $1.64 billion and $1.44 billion, respectively, at December 31, 2024.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates over a 12-month period beginning December 31, 2024, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	0.8%	4.5%
+ 100 Basis Points	0.5%	2.5%
- 100 Basis Points	1.6%	0.6%
- 200 Basis Points	2.4%	(0.8)%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates. The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios:

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	3.4%	7.2%
+ 100 Basis Points	1.8%	3.9%
- 100 Basis Points	0.9%	(1.1)%
- 200 Basis Points	0.4%	(4.8)%

Item 8. Financial Statements and Supplementary Data

For the Company’s Consolidated Financial Statements with the notes thereto, see pages hereafter.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share amounts)

	December 31,
	2024	2023
Assets:
Cash and due from banks	$1,283,571	$457,547
Securities available-for-sale, at fair value	690,693	886,240
Securities held-to-maturity	637,339	594,639
Loans held for sale	22,625	10,159
Loans held for investment, net of fees and costs	10,871,943	10,773,428
Allowance for credit losses	(88,751)	(71,743)
Total loans held for investment, net	10,783,192	10,701,685
Premises and fixed assets, net	34,858	44,868
Premises held for sale	—	905
Restricted stock	69,106	98,750
BOLI	290,665	349,816
Goodwill	155,797	155,797
Other intangible assets	3,896	5,059
Operating lease assets	46,193	52,729
Derivative assets	116,496	122,132
Accrued interest receivable	55,970	55,666
Other assets	162,857	100,013
Total assets	$14,353,258	$13,636,005

Liabilities:
Interest-bearing deposits	$8,275,591	$7,585,020
Non-interest-bearing deposits	3,355,829	2,884,378
Deposits (excluding mortgage escrow deposits)	11,631,420	10,469,398
Non-interest-bearing mortgage escrow deposits	54,715	61,121
Interest-bearing mortgage escrow deposits	6	136
Total mortgage escrow deposits	54,721	61,257
FHLBNY advances	608,000	1,313,000
Other short-term borrowings	50,000	—
Subordinated debt, net	272,325	200,196
Derivative cash collateral	112,420	108,100
Operating lease liabilities	48,993	55,454
Derivative liabilities	108,347	121,265
Other liabilities	70,515	81,110
Total liabilities	12,956,741	12,409,780

Commitments and contingencies		—

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at December 31, 2024 and December 31, 2023)	116,569	116,569
Common stock ($0.01 par, 80,000,000 shares authorized, 46,141,361 shares and 41,637,256 shares issued at December 31, 2024 and December 31, 2023 respectively, and 43,622,292 shares and 38,822,654 shares outstanding at December 31, 2024 and December 31, 2023, respectively)	461	416
Additional paid-in capital	624,822	494,454
Retained earnings	794,526	813,007
Accumulated other comprehensive loss, net of deferred taxes	(45,018)	(91,579)
Unearned equity awards	(7,640)	(8,622)
Treasury stock, at cost (2,519,069 shares and 2,814,602 shares at December 31, 2024 and December 31, 2023, respectively)	(87,203)	(98,020)
Total stockholders' equity	1,396,517	1,226,225
Total liabilities and stockholders' equity	$14,353,258	$13,636,005

See Notes to Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Interest income:
Loans	$590,492	$554,488	$406,601
Securities	33,563	32,179	29,224
Other short-term investments	26,094	22,693	3,400
Total interest income	650,149	609,360	439,225
Interest expense:
Deposits and escrow	284,745	219,045	38,433
Borrowed funds	41,036	66,472	19,117
Derivative cash collateral	6,314	7,272	1,812
Total interest expense	332,095	292,789	59,362
Net interest income	318,054	316,571	379,863
Provision for credit losses	36,113	2,770	5,374
Net interest income after provision for credit losses	281,941	313,801	374,489

Non-interest income:
Service charges and other fees	16,725	16,437	16,206
Title fees	843	1,295	2,031
Loan level derivative income	2,114	7,081	3,637
BOLI income	10,376	9,748	10,346
Gain on sale of SBA Loans	407	1,592	1,797
Gain on sale of residential loans	225	115	448
Fair value change in equity securities and loans held for sale	(1,204)	(758)	—
Net loss on sale of securities	(42,810)	(1,447)	—
Gain (loss) on sale of other assets	7,219	(22)	1,397
Other	2,150	2,165	2,294
Total non-interest (loss) income	(3,955)	36,206	38,156
Non-interest expense:
Salaries and employee benefits	136,114	117,437	120,108
Severance	1,296	9,093	2,198
Occupancy and equipment	29,794	29,055	30,220
Data processing costs	17,745	16,474	15,175
Marketing	6,660	6,781	5,900
Professional services	8,614	6,155	8,069
Federal deposit insurance premiums	8,710	8,853	3,900
Loss from extinguishment of debt for FHLBNY advances and subordinated debt	454	—	740
Loss due to pension settlement	1,215	—	—
Amortization of other intangible assets	1,163	1,425	1,878
Other	14,782	17,855	12,542
Total non-interest expense	226,547	213,128	200,730
Income before income taxes	51,439	136,879	211,915
Income tax expense	22,355	40,785	59,359
Net income	29,084	96,094	152,556
Preferred stock dividends	7,286	7,286	7,286
Net income available to common stockholders	$21,798	$88,808	$145,270
Earnings per common share:
Basic	$0.55	$2.29	$3.73
Diluted	$0.55	$2.29	$3.73

See Notes to Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net income	$29,084	$96,094	$152,556
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities:
Change in net unrealized gain (loss) during the period	23,218	10,355	(138,630)
Reclassification adjustment for net losses included in net loss on sale of securities and other assets	42,810	1,447	—
Accretion of net unrealized loss on securities transferred to held-to-maturity	3,028	3,142	2,953
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	26	(1,547)	(3,715)
Change in the net actuarial gain	(1,426)	(190)	(2,062)
Change in unrealized gain (loss) on derivatives:
Change in net unrealized (loss) gain during the period	(8,453)	(11,782)	14,412
Reclassification adjustment for expense included in interest expense	10,008	2,092	(1,621)
Other comprehensive income (loss) before income taxes	69,211	3,517	(128,663)
Deferred tax expense (benefit)	22,650	717	(40,465)
Total other comprehensive income (loss), net of tax	46,561	2,800	(88,198)
Total comprehensive income	$75,645	$98,894	$64,358

See Notes to Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Balance as of January 1, 2022	39,877,833	$116,569	$416	$494,125	$654,726	$(6,181)	$(7,842)	$(59,193)	$1,192,620
Net income	—	—	—	—	152,556	—	—	—	152,556
Other comprehensive loss, net of tax	—	—	—	—	—	(88,198)	—	—	(88,198)
Release of shares, net of forfeitures	171,838	—	—	1,287	—	—	(4,514)	4,394	1,167
Stock-based compensation	—	—	—	—	—	—	4,278	—	4,278
Shares received related to tax withholding	(45,430)	—	—	(2)	—	—	—	(1,556)	(1,558)
Cash dividends declared and paid to preferred stockholders	—	—	—	—	(7,286)	—	—	—	(7,286)
Cash dividends declared and paid to common stockholders	—	—	—	—	(37,234)	—	—	—	(37,234)
Purchase of treasury stock	(1,431,241)	—	—	—	—	—	—	(46,762)	(46,762)
Ending balance as of December 31, 2022	38,573,000	116,569	416	495,410	762,762	(94,379)	(8,078)	(103,117)	1,169,583

Net income	—	—	—	—	96,094	—	—	—	96,094
Other comprehensive income, net of tax	—	—	—	—	—	2,800	—	—	2,800
Release of shares, net of forfeitures	331,395	—	—	(955)	—	—	(5,182)	7,301	1,164
Stock-based compensation	—	—	—	—	—	—	4,638	—	4,638
Shares received related to tax withholding	(44,928)	—	—	(1)	—	—	—	(1,257)	(1,258)
Cash dividends declared to preferred stockholders	—	—	—	—	(7,286)	—	—	—	(7,286)
Cash dividends declared to common stockholders	—	—	—	—	(38,563)	—	—	—	(38,563)
Purchase of treasury stock	(36,813)	—	—	—	—	—	—	(947)	(947)
Ending balance as of December 31, 2023	38,822,654	116,569	416	494,454	813,007	(91,579)	(8,622)	(98,020)	1,226,225

Net income	—	—	—	—	29,084	—	—	—	29,084
Other comprehensive income, net of tax	—	—	—	—	—	46,561	—	—	46,561
Shares issued in common stock offering, net of offering costs	4,492,187	—	45	135,719	—	—	—	—	135,764
Release of shares, net of forfeitures	369,563	—	—	(5,350)	—	—	(5,708)	12,163	1,105
Stock-based compensation	—	—	—	—	—	—	6,690	—	6,690
Shares received related to tax withholding	(62,112)	—	—	(1)	—	—	—	(1,346)	(1,347)
Cash dividends declared to preferred stockholders	—	—	—	—	(7,286)	—	—	—	(7,286)
Cash dividends declared to common stockholders	—	—	—	—	(40,279)	—	—	—	(40,279)
Ending balance as of December 31, 2024	43,622,292	$116,569	$461	$624,822	$794,526	$(45,018)	$(7,640)	$(87,203)	$1,396,517

See Notes to Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,084	$96,094	$152,556
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on sale of securities available-for-sale	42,810	1,447	—
(Gain) loss on sale of other assets	(7,219)	22	(1,397)
Fair value change in equity securities and loans held for sale	1,204	758	—
Gain on sale of loans held for sale	(632)	(1,707)	(2,245)
Net depreciation, amortization and accretion	5,694	6,025	8,314
Amortization of fair value hedge basis point adjustments	1,607	561	—
Amortization of other intangible assets	1,163	1,425	1,878
Loss on extinguishment of debt	454	—	740
Stock-based compensation	6,690	4,638	4,278
Provision for credit losses	36,113	2,770	5,374
Originations of loans held for sale	(12,531)	(8,219)	(20,709)
Proceeds from sale of loans originated for sale	18,786	32,433	46,474
Increase in cash surrender value of BOLI	(10,376)	(9,103)	(8,190)
Gain from death benefits from BOLI	—	(645)	(2,156)
Decrease (increase) in other assets	9,224	10,332	(35,170)
(Decrease) increase in other liabilities	(23,015)	(45,957)	145,425
Net cash provided by operating activities	99,056	90,874	295,172
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	379,053	77,804	—
Purchases of securities available-for-sale	(335,167)	(86,084)	(39,232)
Purchases of securities held-to-maturity	(67,560)	(28,328)	(63,210)
Proceeds from calls and principal repayments of securities available-for-sale	172,767	76,858	165,097
Proceeds from calls and principal repayments of securities held-to-maturity	28,285	22,986	31,736
Purchase of BOLI	(15,000)	(8,000)	(30,000)
Proceeds received from cash surrender value of BOLI	—	1,224	2,843
Loans purchased	(6,594)	—	—
Proceeds from the sale of portfolio loans transferred to held for sale	18,310	5,000	13,201
Increase in loans	(152,623)	(259,805)	(1,359,782)
Purchases of fixed assets, net	(6,258)	(5,721)	(3,745)
Proceeds from the sale of fixed assets and premises held for sale	19,268	25	1,914
Sales (purchases) of restricted stock, net	29,644	(10,005)	(51,013)
Net cash provided by (used in) investing activities	64,125	(214,046)	(1,332,191)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits	1,155,559	276,411	(204,233)
(Repayments) proceeds from FHLBNY advances, short-term, net	(615,000)	20,000	1,070,000
(Repayments) proceeds of FHLBNY advances, long-term	(150,000)	162,000	—
Proceeds (repayments) from FHLBNY advances, long-term	60,000	(1,360)	36,000
Proceeds (repayments) of other short-term borrowings, net	50,000	—	(502)
Proceeds from subordinated debentures issuance, net	72,084	—	157,559
Redemption of subordinated debentures	—	—	(155,000)
Proceeds from common stock issuance, net	135,764	—	—
Release of stock for benefit plan awards	1,105	1,164	1,167
Payments related to tax withholding for equity awards	(1,347)	(1,258)	(1,558)
Purchase of treasury stock	—	(947)	(46,762)
Cash dividends paid to preferred stockholders	(7,286)	(7,286)	(7,286)
Cash dividends paid to common stockholders	(38,036)	(37,302)	(36,791)
Net cash provided by financing activities	662,843	411,422	812,594
Increase in cash and cash equivalents	826,024	288,250	(224,425)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	457,547	169,297	393,722
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,283,571	457,547	169,297

See Notes to Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$28,828	37,910	43,518
Cash paid for interest	343,249	280,815	54,910
Securities available-for-sale transferred to securities held-to-maturity	—	—	372,154
Loans transferred to loans held for sale	37,334	37,346	34,997
Loans transferred to loans held for investment	2,912	—	4,051
Premises transferred to held for sale	9,227	905	—
Operating lease assets in exchange for operating lease liabilities	5,855	6,333	5,098
Surrender of BOLI assets	84,527	—	—

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

As of December 31, 2024, we operated 62 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, Staten Island and the Bronx, and Westchester County.

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

Securities - Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax (“OCI”). Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting in observable price changes in orderly transactions for the identical or a similar investment.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in accrued interest receivable in the consolidated statements of financial condition. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There were no non-accrual debt securities at December 31, 2024 and 2023, and there was no accrued interest related to debt securities reversed against interest income for the year ended December 31, 2024 and 2023. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Loans Held for Sale - Loans originated and intended for sale in the secondary market, as well as identified problem loans which are subject to an executed note sale agreement, are carried at the lower of aggregate cost or net realizable proceeds. Loans originated and intended for sale are generally sold with servicing rights retained. Problem loans in which the borrower does not adhere to all of the terms and conditions of the legal contract are generally resolved through the sale of the loan rather than through litigation through our workout department.

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

Allowance for Credit Losses - The CECL Standard requires that the measurement of all expected credit losses for financial assets at amortized cost, such as loans receivable, securities, and off-balance sheet credit exposures, held as of the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts to cover lifetime expected credit losses. Accrued interest receivable is excluded from amortized cost basis. The allowance for credit losses is established and maintained through a provision for credit losses based on expected losses inherent within the financial asset holdings. Management evaluates the adequacy of the allowance on a quarterly basis, and additions to the allowance are charged to expense and realized losses, net of recoveries, are charged against the allowance.

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

Allowance for credit losses on available-for-sale securities - Management evaluates available-for-sale debt securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. For securities in an unrealized loss position, management considers the extent of the unrealized loss, and the near-term prospects of the issuer. Impairment may result from credit deterioration of the issuer or collateral underlying the security. In performing an assessment of whether any decline in fair value is due to a credit loss, all relevant information is considered at the individual security level. For asset-backed securities performance indicators considered related to the underlying assets include default rates, delinquency rates, percentage of non-performing assets, debt-to-collateral ratios, third party guarantees, current levels of subordination, vintage, geographic concentration, analyst reports and forecasts, credit ratings and other market data. In assessing whether a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are excluded from earnings and reported, net of tax, in OCI. Management also assesses whether it intends to sell or is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

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

The Company evaluates its loan pooling methodology at least annually. The Company has identified the following loan pools used to measure the allowance for credit losses as follows:

Business loans - Loans in this classification consist of commercial and industrial and owner-occupied commercial real estate loans. Commercial, and industrial loans consist of lines of credit, revolving lines of credit, and term loans, generally to businesses or high net worth individuals. The owners of these businesses typically provide recourse such that they guarantee the debt. The lines of credit are generally secured by the assets of the business, though they may at times be issued on an unsecured basis. Generally speaking, they are subject to renewal on an annual basis based upon review of the borrower’s financial statements. Term loans are generally secured by either specific or general asset liens of the borrower’s business. These loans are granted based upon the strength of the cash generation ability of the borrower. Included in C&I loans are also certain SBA loans in which the loan is secured by underlying assets of the business. The Bank may sell a portion of the loan, guaranteed by the SBA, to a third-party investor. The credit quality of this portfolio is largely dependent on economic factors, such as unemployment rates. Owner-occupied commercial real estate may have a residential component of less than 50% of the property’s rental income. The Bank’s underwriting standards generally require: (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 1.25x. Included in owner-occupied loans are also certain SBA loans in which the loan is secured by underlying real estate as collateral. The Bank may sell a portion of the loan, guaranteed by the SBA, to a third-party investor. Repayment of the loans is often dependent upon the success of the business occupying the properties. The credit quality of this portfolio is largely dependent on economic factors, such as unemployment rates.

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

Non-owner-occupied commercial real estate loans - Loans in this classification consist of mortgage loans on nonresidential properties. Nonresidential properties may have a residential aspect of less than 50% of the property’s rental income. Nonresidential properties include investor owned assets such as retail, warehouses/ industrial facilities, hotels, supportive housing, non-medical and medical offices, educational facilities and medical facilities among others. The Bank’s underwriting standards for non-owner occupied commercial real estate loans generally require: (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 1.25x. Repayment of non-owner occupied commercial real estate loans is often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties. Repayment of such loans is generally dependent on economic factors such as unemployment rates and commercial real estate prices.

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

Loan restructurings - The Company applies the loan refinancing and restructuring guidance to determine whether a modification or other forms of restructuring result in a new loan or a continuation of an existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include conditions where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and/or a combination of these modifications. The disclosures related to loan restructuring are only for modifications that directly affect cash flows.

Management estimates the allowance for credit losses on each loan pool using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historically observed credit loss experience of peer banks within our geography provide the basis for the estimation of expected credit losses on similar loan pools. Within the model, assumptions are made in the determination of probability of default, loss given default, reasonable and supportable economic forecasts, prepayment rate, curtailment rate, and recovery lag periods. Statistical regression is utilized to relate historical macro-economic variables to historical credit loss experience of the peer group. These models are then utilized to forecast future expected loan losses based on expected future behavior of the same macro-economic variables. The Company considers qualitative adjustments to expected credit loss estimates for information not already captured in the loss estimation process. These factors include: (1) lending policies and procedures and the experience, ability, and depth of the lending management and other relevant staff; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio; (4) the volume and severity of past due loans; (5) the quality of our loan review system; (6) the value of underlying collateral for collateralized loans; (7) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (8) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

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

For further discussion of our loan accounting, see Note 4 - Loans.

Derivatives - The Company may engage in three types of derivatives depending on the Company’s intentions and belief as to the likely effectiveness as a hedge. These three types are (1) a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), (2) a hedge with the exposure to changes in fair value of an asset, liability, or firm commitment attributable to particular risk, such as interest risk (“fair value hedge”) or (3) an instrument with no hedging designation (“freestanding derivatives”). For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in fair value of the fair value derivative and the hedged item related to the hedged risk are recognized in earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings as non-interest income.

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

Leases – Leases are classified as operating or finance leases at the lease commencement date. The Company recorded leases on the consolidated statements of financial condition with the operating lease asset and lease liability determined at the commencement date of the lease based on the present value of the remaining minimum lease payments, discounted using the Company’s incremental borrowing rate as of the date of inception.

The Company made a policy election to exclude the recognition requirements of ASC 2016-02 on short-term leases with original terms of 12 months or less. Short-term lease payments are recognized in the Company’s consolidated statements of operations on a straight-line basis over the lease term. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion, and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. Lease expenses are included in occupancy and equipment on the Company’s consolidated statements of operations. The Company does not sublease any of its leased properties and does not lease properties from any related parties. Disclosures about the Company’s leasing activities are presented in Note 7.

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

Servicing Right Assets (“SRAs”) - When real estate or C&I loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. SRAs are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income. All separately recognized SRAs are required to be initially measured at fair value, if practicable. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank’s peers. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans (i.e., collateral, interest rate, servicing spread and maturity) for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds its fair value. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds, default rates, and losses.

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

Bank Owned Life Insurance (“BOLI”) - BOLI is carried at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement. Increases in the contract value are recorded as non-interest income in the consolidated statements of operations and insurance proceeds received are recorded as a reduction of the contract value.

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not satisfying the "more likely than not" test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to tax matters in income tax expense. The Company had no unrecognized tax positions at December 31, 2024 or 2023.

Employee Benefits - The Bank maintains two noncontributory pension plans: (i) the Retirement Plan of Dime Community Bank (“Employee Retirement Plan”) and (ii) the BNB Bank Pension Plan, covering all eligible employees. As the sponsor of a single employer defined benefit plan, the Company must do the following for the Employee Retirement Plan and BNB Bank Pension Plan: (1) recognize the funded status of the benefit plans in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit or cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation are adjusted as they are subsequently recognized as components of net periodic benefit cost; (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statements of financial condition (with limited exceptions); and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

The Company provides a 401(k) plan, which covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the 60th day of employment, unless they elect not to participate.

The Holding Company and Bank maintain the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”), the Dime Community Bancshares, Inc. 2019 Equity Incentive Plan, (the “2019 Equity Incentive Plan”), and the  2012 Stock-Based Compensation Plan (the “2012 Equity Incentive Plan”), (collectively the “Stock Plans”); which are discussed more fully in Note 17 Stock-Based Compensation. Under the Stock Plans, compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of the awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Holding Company’s common stock (“Common Stock”) at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Basic and Diluted EPS - Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average common shares outstanding during the reporting period. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into common stock. In determining the weighted average shares outstanding for basic and diluted EPS, treasury shares are excluded. Vested restricted stock award ("RSA") shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS. Unvested RSA and performance-based share awards (“PSA”) shares are recognized as a special class of participating securities under ASC 260, and are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges, and changes in the funded status of the pension plan, which are also recognized as separate components of equity. Comprehensive and accumulated comprehensive income are summarized in Note 2.

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

For the years ended December 31, 2024, 2023 and 2022, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Reclassifications – There have been no material reclassifications to prior year amounts to conform to their current presentation.

Adoption of New Accounting Standards

Standards Adopted in 2024

ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280)

The Financial Accounting Standards Board issued Accounting Standards Update 2023-07 to improve reportable segment disclosures by requiring public business entities to disclose significant expense categories and amounts for each reportable segment, where significant expense categories are defined as those that are regularly reported to an entity’s chief operating decision-maker and included in a segment’s reported measures of profit or loss. ASU 2023-07 became effective for the

Company on January 1, 2024. The adoption of ASU 2023-07 did not have a material effect on the Company’s consolidated financial statements.

Standards That Have Not Yet Been Adopted

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

The update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The transition method is prospective with retrospective method permitted. The adoption of ASU 2023-09 will not have a material impact on the Company's income tax disclosures.

2. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
	Securities	Defined		Other
	Available-	Benefit		Comprehensive
(In thousands)	for-Sale	Plans	Derivatives	Loss
Balance as of January 1, 2023	$(100,870)	$(5,266)	$11,757	$(94,379)
Other comprehensive income (loss) before reclassifications	7,498	(109)	(8,091)	(702)
Amounts reclassified from accumulated other comprehensive income (loss)	3,130	(1,055)	1,427	3,502
Net other comprehensive income (loss) during the period	10,628	(1,164)	(6,664)	2,800
Balance as of December 31, 2023	$(90,242)	$(6,430)	$5,093	$(91,579)
Other comprehensive income (loss) before reclassifications	14,703	(1,087)	(5,782)	7,834
Amounts reclassified from accumulated other comprehensive income	31,772	18	6,937	38,727
Net other comprehensive income (loss) during the period	46,475	(1,069)	1,155	46,561
Balance as of December 31, 2024	$(43,767)	$(7,499)	$6,248	$(45,018)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Change in unrealized gain (loss) on securities:
Change in net unrealized gain (loss) during the period	$23,218	$10,355	$(138,630)
Reclassification adjustment for net losses included in net loss on sale of securities and other assets	42,810	1,447	—
Accretion of net unrealized loss on securities transferred to held-to-maturity	3,028	3,142	2,953
Net change	69,056	14,944	(135,677)
Tax expense (benefit)	22,581	4,316	(42,671)
Net change in unrealized gain (loss) on securities, net of reclassification adjustments and tax	46,475	10,628	(93,006)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	26	(1,547)	(3,715)
Change in the net actuarial gain	(1,426)	(190)	(2,062)
Net change	(1,400)	(1,737)	(5,777)
Tax benefit	(331)	(573)	(1,817)
Net change in pension and other postretirement obligations	(1,069)	(1,164)	(3,960)
Change in unrealized gain (loss) on derivatives:
Change in net unrealized (loss) gain during the period	(8,453)	(11,782)	14,412
Reclassification adjustment for expense included in interest expense	10,008	2,092	(1,621)
Net change	1,555	(9,690)	12,791
Tax expense (benefit)	400	(3,026)	4,023
Net change in unrealized gain (loss) on derivatives, net of reclassification adjustments and tax	1,155	(6,664)	8,768
Other comprehensive income (loss), net of tax	$46,561	$2,800	$(88,198)

3. SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	—	(393)	$9,607
Treasury securities	—	—	—	—
Corporate securities	173,972	755	(10,778)	163,949
Pass-through mortgage-backed securities ("MBS") issued by government sponsored entities ("GSEs")	303,303	30	(3,112)	300,221
Agency CMOs	220,314	16	(28,442)	191,888
State and municipal obligations	26,545	—	(1,517)	25,028
Total securities available-for-sale	$734,134	$801	$(44,242)	$690,693

	December 31, 2024
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,977	$—	$(10,961)	$79,016
Corporate securities	13,000	140	(855)	12,285
Pass-through MBS issued by GSEs	298,697	—	(43,716)	254,981
Agency CMOs	235,665	29	(29,699)	205,995
Total securities held-to-maturity	$637,339	$169	$(85,231)	$552,277

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(629)	$9,371
Treasury securities	245,877	—	(11,687)	234,190
Corporate securities	174,978	—	(23,808)	151,170
Pass-through MBS issued by GSEs	230,253	10	(24,978)	205,285
Agency CMOs	305,860	46	(46,491)	259,415
State and municipal obligations	28,741	—	(1,932)	26,809
Total securities available-for-sale	$995,709	$56	$(109,525)	$886,240

	December 31, 2023
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,563	$—	$(11,300)	$78,263
Corporate securities	9,000	—	(1,825)	7,175
Pass-through MBS issued by GSEs	279,853	—	(37,579)	242,274
Agency CMOs	216,223	16	(27,021)	189,218
Total securities held-to-maturity	$594,639	$16	$(77,725)	$516,930

There were no transfers of securities from available-for-sale to securities held-to-maturity during the years ended December 31, 2024 or 2023. There were no transfers of securities from held-to-maturity to available-for-sale during the years ended December 31, 2024 or 2023. The Company reassessed classification of certain investments and transferred securities from available-for-sale to securities held-to-maturity during the year ended December 31, 2022. The amount remaining in OCI from this transfer as of December 31, 2024 and 2023 was $19.7 million and $22.7 million, respectively. The unrealized losses recorded in other comprehensive income are amortized out of other comprehensive income through interest income on a level-yield method over the remaining term of securities, with no net change to interest income. No gain or loss was recorded at the time of transfer. There were no transfers from securities held-to-maturity to available-for-sale during the year ended December 31, 2022.

The carrying amount of securities pledged at December 31, 2024 and 2023 was $622.7 million and $457.7 million, respectively. The pledged securities are mainly used as collateral for a portion of the Company’s municipal deposit portfolio.

At December 31, 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	December 31, 2024
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$6,717	$6,597
One to five years	54,401	50,984
Five to ten years	149,399	141,003
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMOs	523,617	492,109
Total	$734,134	$690,693

Held-to-maturity
Within one year	$—	$—
One to five years	19,829	18,598
Five to ten years	83,148	72,703
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMOs	534,362	460,976
Total	$637,339	$552,277

The following table presents the information related to sales of securities available-for-sale for the periods indicated:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Securities available-for-sale
Proceeds	$379,053	$77,804	$—
Gross gains	—	130	—
Tax expense on gains	—	39	—
Gross losses	42,810	1,577	—
Tax benefit on losses	13,139	467	—

Equity securities included in other assets in the consolidated statements of financial condition had a fair value of $2.5 million and $2.2 million as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the Company recognized a net gain of $281 thousand and a net loss of $758 thousand, respectively.

There were no sales of securities held-to-maturity during the years ended December 31, 2024, 2023, or 2022.

The following tables summarize the gross unrealized losses and fair value of securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position for the periods indicated:

	December 31, 2024
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$—	$—	$9,607	$393	$9,607	$393
Corporate securities	2,925	16	141,124	10,762	144,049	10,778
Pass-through MBS issued by GSEs	289,095	2,170	6,119	942	295,214	3,112
Agency CMOs	32,101	357	154,770	28,085	186,871	28,442
State and municipal obligations	3,469	31	21,559	1,486	25,028	1,517

	December 31, 2023
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency Notes	$—	$—	$9,371	$629	$9,371	$629
Treasury securities	—	—	234,190	11,687	234,190	11,687
Corporate securities	20,935	917	130,235	22,891	151,170	23,808
Pass-through MBS issued by GSEs	—	—	203,469	24,978	203,469	24,978
Agency CMOs	—	—	251,900	46,491	251,900	46,491
State and municipal obligations	1,796	54	21,513	1,878	23,309	1,932

As of December 31, 2024, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available-for-sale debt securities was required. Additionally, given the high-quality composition of the Company’s held-to-maturity portfolio, the Company did not record an allowance for credit losses on the held-to-maturity portfolio. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Accrued interest receivable on securities totaled $5.7 million and $5.3 million at December 31, 2024 and 2023 respectively, and was excluded from the amortized cost and estimated fair value totals in the table above.

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

At December 31, 2024, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. government: Agency Notes, Treasury Securities, Pass-through MBS issued by GSEs, Agency Collateralized Mortgage Obligations. None of the unrealized losses are related to credit losses. The majority of the state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

4. LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	December 31, 2024	December 31, 2023
Business loans (1)	$2,725,726	$2,308,171
One-to-four family residential and cooperative/condominium apartment	951,528	887,555
Multifamily residential and residential mixed-use	3,820,283	4,017,176
Non-owner-occupied commercial real estate	3,230,535	3,379,667
Acquisition, development, and construction ("ADC")	136,172	168,513
Other loans	5,084	5,755
Total	10,869,328	10,766,837
Fair value hedge basis point adjustments (2)	2,615	6,591
Total loans, net of fair value hedge basis point adjustments	10,871,943	10,773,428
Allowance for credit losses	(88,751)	(71,743)
Loans held for investment, net	$10,783,192	$10,701,685
(1)	Business loans include C&I loans, owner-occupied commercial real estate loans and PPP loans.
(2)	The loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged owner-occupied commercial real estate in business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

The following tables present data regarding the allowance for credit losses activity for the periods indicated:

		One-to-Four
		Family	Multifamily
		Residential and	Residential	Non-Owner
		Cooperative/	and	Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Beginning balance as of January 1, 2022	62,366	5,932	7,816	2,131	4,857	751	83,853
(Credit) provision for credit losses	(8,073)	37	542	17,968	(3,134)	(430)	6,910
Charge-offs	(11,401)	—	—	—	—	(53)	(11,454)
Recoveries	4,137	—	2	54	—	5	4,198
Ending balance as of December 31, 2022	$47,029	$5,969	$8,360	$20,153	$1,723	$273	$83,507

Provision (credit) for credit losses	3,273	858	(1,121)	(530)	266	129	2,875
Charge-offs	(15,364)	(14)	(2)	—	—	(300)	(15,680)
Recoveries	1,024	—	—	—	—	17	1,041
Ending balance as of December 31, 2023	$35,962	$6,813	$7,237	$19,623	$1,989	$119	$71,743

Provision for credit losses	14,435	2,688	9,385	9,176	334	179	36,197
Charge-offs	(8,051)	—	(4,677)	(6,926)	—	(110)	(19,764)
Recoveries	552	—	1	3	—	19	575
Ending balance as of December 31, 2024	$42,898	$9,501	$11,946	$21,876	$2,323	$207	$88,751

The following tables present the amortized cost basis of loans on non-accrual status as of the periods indicated:

	December 31, 2024
	Non-accrual with	Non-accrual with	Related
(In thousands)	No Allowance	Allowance	Allowance
Business loans	$5,196	$17,428	$15,810
One-to-four family residential and cooperative/condominium apartment	—	3,213	31
Non-owner-occupied commercial real estate	16,456	6,504	432
ADC	—	657	287
Other loans	—	25	25
Total	$21,652	$27,827	$16,585

	December 31, 2023
	Non-accrual with	Non-accrual with	Related
(In thousands)	No Allowance	Allowance	Allowance
Business loans	$3,780	$14,794	$13,228
One-to-four family residential and cooperative/condominium apartment	—	3,248	133
Non-owner-occupied commercial real estate	—	6,620	636
ADC	—	657	205
Total	$3,780	$25,319	$14,202

The Company did not recognize interest income on non-accrual loans held for investment during the years ended December 31, 2024 or 2023.

The following tables summarize the past due status of the Company’s investment in loans as of the dates indicated:

	December 31, 2024
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$3,385	$2,441	$—	$22,624	$28,450	$2,697,276	$2,725,726
One-to-four family residential, including condominium and cooperative apartment	1,919	1,271	—	3,213	6,403	945,125	951,528
Multifamily residential and residential mixed-use	3,759	27,601	—	—	31,360	3,788,923	3,820,283
Non-owner-occupied commercial real estate	1,265	—	—	22,960	24,225	3,206,310	3,230,535
ADC	—	—	—	657	657	135,515	136,172
Other loans	2	—	—	25	27	5,057	5,084
Total	$10,330	$31,313	$—	$49,479	$91,122	$10,778,206	$10,869,328

	December 31, 2023
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$7,139	$1,217	$—	$18,574	$26,930	$2,281,241	$2,308,171
One-to-four family residential, including condominium and cooperative apartment	4,071	73	—	3,248	7,392	880,163	887,555
Multifamily residential and residential mixed-use	—	—	—	—	—	4,017,176	4,017,176
Non-owner-occupied commercial real estate	337	—	—	6,620	6,957	3,372,710	3,379,667
ADC	430	—	—	657	1,087	167,426	168,513
Other loans	—	—	—	—	—	5,755	5,755
Total	$11,977	$1,290	$—	$29,099	$42,366	$10,724,471	$10,766,837

Accruing Loans 90 Days or More Past Due:

The Company did not have accruing loans 90 days or more past due at December 31, 2024 and 2023.

Collateral Dependent Loans:

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated:

	December 31, 2024		December 31, 2023
	Real Estate	Associated Allowance	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses	Collateral Dependent	for Credit Losses
Business loans	$9,290	$1,408	$3,742	$—
Non-owner-occupied commercial real estate	22,944	416	6,605	621
ADC	657	287	657	305
Total	$32,891	$2,111	$11,004	$926

Related Party Loans

Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2024.

The following table sets forth selected information about related party loans:

	Year Ended December 31,
(In thousands)	2024	2023
Beginning balance	$4,922	$4,956
New loans	8	531
Effect of changes in composition of related parties	(1,146)	—
Repayments	(39)	(565)
Balance at end of period	$3,745	$4,922

Loan Restructurings

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

The following tables show the amortized cost basis as of December 31, 2024 and 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted:

	For the Year Ended December 31, 2024
						Significant
						Payment
				Significant		Delay,
			Term	Payment	Term	Term
			Extension	Delay	Extension	Extension		% of
			and	and	and	and		Total
		Significant	Significant	Interest	Interest	Interest		Class of
	Term	Payment	Payment	Rate	Rate	Rate		Financing
(Dollars in thousands)	Extension	Delay	Delay	Reduction	Reduction	Reduction	Total	Receivable
Business loans	$19,668	$182	$187	$27	$—	$—	$20,064	0.7%
One-to-four family residential, including condominium and cooperative apartment	—	—	—	—	896	—	896	0.1
Multifamily residential and residential mixed-use	—	34,087	—	—	—	—	34,087	0.9
Non-owner-occupied commercial real estate	—	31,102	—	—	—	—	31,102	1.0
Total	$19,668	$65,371	$187	$27	$896	$—	$86,149	0.8%

	For the Year Ended December 31, 2023
						Significant
						Payment
				Significant		Delay,
			Term	Payment	Term	Term
			Extension	Delay	Extension	Extension		% of
			and	and	and	and		Total
		Significant	Significant	Interest	Interest	Interest		Class of
	Term	Payment	Payment	Rate	Rate	Rate		Financing
(Dollars in thousands)	Extension	Delay	Delay	Reduction	Reduction	Reduction	Total	Receivable
Business loans	$1,789	$12,020	$520	$298	$—	$—	$14,627	0.6%
One-to-four family residential, including condominium and cooperative apartment	—	2,856	92	—	—	—	2,948	0.3
Non-owner-occupied commercial real estate	—	24,706	—	—	—	—	24,706	0.7
Total	$1,789	$39,582	$612	$298	$—	$—	$42,281	0.4%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty as of the dates indicated:

	For the Year Ended December 31, 2024
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	5.00%	8	$59
One-to-four family residential, including condominium and cooperative apartment	1.00	231	—
Multifamily residential and residential mixed-use	—	—	256
Non-owner-occupied commercial real estate	—	—	560

	For the Year Ended December 31, 2023
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	4.27%	13	$2,406
One-to-four family residential, including condominium and cooperative apartment	—	189	76
Non-owner-occupied commercial real estate	—	—	988

The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables describe the performance of loans that have been modified during the years ended December 31, 2024 and 2023.

	December 31, 2024
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$19,668	$129	$—	$—	$267	$20,064
One-to-four family residential, including condominium and cooperative apartment	—	—	—	—	896	896
Multifamily residential and residential mixed-use	6,486	—	27,601	—	—	34,087
Non-owner-occupied commercial real estate	31,102	—	—	—	—	31,102
Total	$57,256	$129	$27,601	$—	$1,163	$86,149

	December 31, 2023
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$12,496	$—	$—	$—	$2,131	$14,627
One-to-four family residential, including condominium and cooperative apartment	2,856	—	—	—	92	2,948
Non-owner-occupied commercial real estate	24,706	—	—	—	—	24,706
Total	$40,058	$—	$—	$—	$2,223	$42,281

There were no loans held for investment made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2024 and 2023, that subsequently defaulted. For the purposes of this disclosure, a payment default is defined as 90 or more days past due. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$400,607	$232,017	$327,174	$201,799	$164,834	$348,388	$828,287	$67,238	$2,570,344
Special mention	135	754	36,740	4,220	4,333	17,226	26,292	14,497	104,197
Substandard	—	398	1,985	2,482	3,944	11,298	—	30,467	50,574
Doubtful	—	—	—	—	—	611	—	—	611
Total business loans	400,742	233,169	365,899	208,501	173,111	377,523	854,579	112,202	2,725,726
YTD Gross Charge-Offs	—	—	158	166	267	586	89	6,785	8,051

One-to-four family residential, and condominium/cooperative apartment:
Pass	134,804	159,300	202,706	98,491	63,093	247,952	26,724	8,364	941,434
Special mention	—	—	—	—	—	711	159	—	870
Substandard	—	—	—	—	984	7,326	—	914	9,224
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	134,804	159,300	202,706	98,491	64,077	255,989	26,883	9,278	951,528
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Multifamily residential and residential mixed-use:
Pass	21,810	252,975	1,285,619	560,039	286,653	1,239,261	4,285	4,267	3,654,909
Special mention	—	—	1,202	12,369	14,172	73,778	—	—	101,521
Substandard	—	—	—	—	—	63,853	—	—	63,853
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	21,810	252,975	1,286,821	572,408	300,825	1,376,892	4,285	4,267	3,820,283
YTD Gross Charge-Offs	400	—	—	—	1,292	2,985	—	—	4,677

Non-owner-occupied commercial real estate
Pass	57,280	215,279	724,041	601,508	408,361	1,020,137	11,937	8,966	3,047,509
Special mention	—	—	—	658	75,802	29,564	—	—	106,024
Substandard	—	—	—	16,471	34,236	26,295	—	—	77,002
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	57,280	215,279	724,041	618,637	518,399	1,075,996	11,937	8,966	3,230,535
YTD Gross Charge-Offs	—	—	—	2,797	4,033	—	—	96	6,926

ADC:
Pass	16,154	34,169	25,950	4,810	—	2,468	24,868	12,122	120,541
Special mention	—	—	—	14,974	—	—	—	—	14,974
Substandard	—	—	—	—	—	—	—	657	657
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	16,154	34,169	25,950	19,784	—	2,468	24,868	12,779	136,172
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	630,655	893,740	2,565,490	1,466,647	922,941	2,858,206	896,101	100,957	10,334,737
Special mention	135	754	37,942	32,221	94,307	121,279	26,451	14,497	327,586
Substandard	—	398	1,985	18,953	39,164	108,772	—	32,038	201,310
Doubtful	—	—	—	—	—	611	—	—	611
Total Loans	$630,790	$894,892	$2,605,417	$1,517,821	$1,056,412	$3,088,868	$922,552	$147,492	$10,864,244
YTD Gross Charge-Offs	$400	$—	$158	$2,963	$5,592	$3,571	$89	$6,881	$19,654

	December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$258,699	$390,760	$196,790	$144,796	$150,871	$305,258	$633,719	$35,079	$2,115,972
Special mention	481	41,682	1,199	13,567	7,125	3,150	21,108	25,306	113,618
Substandard	—	1,857	2,180	6,729	2,803	30,248	15,567	18,449	77,833
Doubtful	—	—	—	—	—	748	—	—	748
Total business loans	259,180	434,299	200,169	165,092	160,799	339,404	670,394	78,834	2,308,171
YTD Gross Charge-Offs	—	—	77	38	4,166	2,229	5,464	3,390	15,364

One-to-four family residential, and condominium/cooperative apartment:
Pass	170,601	213,479	102,684	69,524	62,356	213,131	31,205	12,493	875,473
Special mention	—	—	—	—	—	33	159	776	968
Substandard	—	—	—	1,005	337	8,711	—	1,061	11,114
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	170,601	213,479	102,684	70,529	62,693	221,875	31,364	14,330	887,555
YTD Gross Charge-Offs	—	—	—	—	—	—	—	14	14

Multifamily residential and residential mixed-use:
Pass	256,822	1,340,197	578,352	283,633	384,937	981,820	4,841	4,325	3,834,927
Special mention	—	—	9,334	3,880	3,886	64,273	—	—	81,373
Substandard	—	—	—	28,799	5,089	66,988	—	—	100,876
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	256,822	1,340,197	587,686	316,312	393,912	1,113,081	4,841	4,325	4,017,176
YTD Gross Charge-Offs	—	—	—	—	—	2	—	—	2

Non-owner-occupied commercial real estate
Pass	220,045	738,133	645,246	447,002	359,201	756,921	11,919	7,926	3,186,393
Special mention	—	—	19,872	75,378	4,563	2,763	—	—	102,576
Substandard	—	—	16	60,272	6,254	24,156	—	—	90,698
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	220,045	738,133	665,134	582,652	370,018	783,840	11,919	7,926	3,379,667
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

ADC:
Pass	16,735	17,534	59,202	9,900	2,665	437	22,444	225	129,142
Special mention	—	11,500	14,961	—	12,253	—	—	—	38,714
Substandard	—	—	—	—	—	—	—	657	657
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	16,735	29,034	74,163	9,900	14,918	437	22,444	882	168,513
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	922,902	2,700,103	1,582,274	954,855	960,030	2,257,567	704,128	60,048	10,141,907
Special mention	481	53,182	45,366	92,825	27,827	70,219	21,267	26,082	337,249
Substandard	—	1,857	2,196	96,805	14,483	130,103	15,567	20,167	281,178
Doubtful	—	—	—	—	—	748	—	—	748
Total Loans	$923,383	$2,755,142	$1,629,836	$1,144,485	$1,002,340	$2,458,637	$740,962	$106,297	$10,761,082
YTD Gross Charge-Offs	$—	$—	$77	$38	$4,166	$2,231	$5,464	$3,404	$15,380

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

(In thousands)	December 31, 2024	December 31, 2023
Performing	$5,059	$5,755
Non-accrual	25	—
Total	$5,084	$5,755

5. LOAN SERVICING ACTIVITIES

The Bank services real estate and C&I loans for others having principal balances outstanding of approximately $329.1 million and $346.1 million at December 31, 2024 and 2023, respectively. Loans serviced for others are not reported as assets. Servicing loans for others generally consists of collecting loan payments, maintaining escrow accounts, disbursing payments to investors, paying taxes and insurance and processing foreclosures. In connection with loans serviced for others, the Bank held borrowers’ escrow balances of $1.3 million at December 31, 2024 and 2023.

There are no restrictions on the Company’s consolidated assets or liabilities related to loans sold with servicing rights retained. Upon sale of these loans, the Company recorded an SRA in other assets, and has elected to account for the SRA under the "amortization method" prescribed under GAAP. The activity for SRAs for the periods indicated are as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Servicing right assets:
Beginning of year	$3,168	$3,349	$3,856
Additions	201	458	659
Amortized to expense	(668)	(639)	(907)
Sold	—	—	(259)
End of year	2,701	3,168	3,349

Valuation allowance:
Beginning of year	(237)	(201)	(80)
Additions expensed	(45)	(36)	(121)
End of year	(282)	(237)	(201)
Servicing right assets, net	$2,419	$2,931	$3,148

The fair value of SRAs was $3.0 million and $3.4 million, at December 31, 2024 and 2023, respectively. The fair value at December 31, 2024 was determined using discount rates ranging from 10.0% to 13.9%, prepayment speeds ranging from 6.1% to 12.3%, depending on the stratification of the specific servicing right, and a weighted average default rate of 0.62%. The fair value at December 31, 2023 was determined using discount rates ranging from 10.0% to 14.5%, prepayment speeds ranging from 6.5% to 12.2%, depending on the stratification of the specific servicing right, and a weighted average default rate of 0.67%.

6. PREMISES AND FIXED ASSETS, NET AND PREMISES HELD FOR SALE

Premises and Fixed Assets, Net

The following is a summary of premises and fixed assets, net:

	December 31,
(In thousands)	2024	2023
Land	$5,808	$10,824
Buildings	14,417	21,173
Leasehold improvements	29,817	28,307
Furniture, fixtures and equipment	28,690	25,909
Premises and fixed assets, gross	$78,732	$86,213
Less: accumulated depreciation and amortization	(43,874)	(41,345)
Premises and fixed assets, net	$34,858	$44,868

Depreciation and amortization expense amounted to $7.0 million, $6.7 million and $7.4 million during the years ended December 31, 2024, 2023 and 2022, respectively.

Premises Held for Sale

During the year ended December 31, 2024, the Company transferred two real estate properties utilized as retail branches to premises held for sale totaling $9.2 million. During the year ended December 31, 2023, the Company transferred one real estate property utilized as a retail branch to premises held for sale totaling $905 thousand.

During the year ended December 31, 2024, the Company sold three real estate properties utilized as retail branches for $19.3 million and recorded an associated gain of $9.1 million in gain on sale of other assets in the consolidated statements of operations. There were no premises held for sale as of December 31, 2024.

7. LEASES

The following table presents the Company’s remaining maturities of undiscounted lease payments, as well as a reconciliation to the discounted operating lease liabilities in the Consolidated Statements of Financial Condition at December 31, 2024:

(In thousands)
2025	$13,972
2026	13,374
2027	11,528
2028	5,547
2029	3,029
Thereafter	4,787
Total undiscounted lease payments	52,237
Less amounts representing interest	(3,244)
Operating lease liabilities	$48,993

Other information related to our operating leases was as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Operating lease cost	$13,712	$12,801	$11,428
Cash paid for amounts included in the measurement of operating lease liabilities	13,684	12,560	10,574

	As of December 31, 2024		As of December 31, 2023
Weighted average remaining lease term	4.4	years	5.0	years
Weighted average discount rate	2.72%		2.34%

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

At December 31, 2024 and 2023, the carrying amount of the Company’s goodwill was $155.8 million, respectively.

The Company performs its annual goodwill impairment test in the fourth quarter of every year, or more frequently if events or changes in circumstance indicate the asset might be impaired. It was determined during the annual impairment testing that no impairment was needed for the years ended December 31, 2024, 2023 and 2022.

The following table presents the change in Goodwill for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Beginning of year	$155,797	$155,797	$155,797
Impairment	-	-	-
End of year	$155,797	$155,797	$155,797

Other Intangible Assets

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable, all of which are core deposit intangibles:

(In thousands)	December 31, 2024	December 31, 2023
Gross carrying value	$10,204	$10,204
Accumulated amortization	(6,308)	(5,145)
Net carrying amount	$3,896	$5,059

Amortization expense recognized on intangible assets was $1.2 million, $1.4 million and $1.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated amortization expense for 2025 through 2029 and thereafter is as follows:

(In thousands)
2025	$958
2026	795
2027	664
2028	560
2029	475
Thereafter	444
Total	$3,896

9. RESTRICTED STOCK

The following is a summary of restricted stock:

	Year Ended December 31,
(In thousands)	2024	2023
FHLBNY capital stock	$41,794	$73,475
FRB capital stock	27,147	25,110
ACBB capital stock	165	165
Restricted stock	$69,106	$98,750

FHLBNY Capital Stock

The Bank is a member of the FHLBNY. Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. Members are required to own a particular amount of stock based on the level of borrowings and other factors. The Bank decreased its outstanding FHLBNY advances by $705.0 million during the year ended December 31, 2024, resulting in a decrease of required FHLBNY stock. The Bank owned 417,937 shares and 734,751 shares at December 31, 2024 and 2023, respectively. The Bank recorded dividend income on the FHLBNY capital stock of $5.1 million, $5.4 million and $853 thousand during the years ended December 31, 2024, 2023 and 2022, respectively.

FRB Capital Stock

The Bank is a member of the FRB. Membership requires the purchase of shares of FRB capital stock at $50 per share. The Bank owned 542,943 shares at December 31, 2024 and 502,197 shares at December 31, 2023. The Bank recorded dividend income on the FRB capital stock of $1.1 million, $1.0 million, and $828 thousand during the years ended December 31, 2024, 2023, and 2022, respectively.

ACBB Capital Stock

The Bank has a relationship with ACBB. The relationship requires the purchase of shares of ACBB capital stock between $2,500 and $3,250 per share. The Bank owned 60 shares at December 31, 2024 and 2023. The Bank did not record dividend income on the ACBB capital stock during the year ended December 31, 2024. The Bank recorded dividend income on the ACBB capital stock of $2 thousand during the year ended December 31, 2023, and $1 thousand during the year ended December 31, 2022.

10. DEPOSITS

Deposits are summarized as follows:

	Year Ended December 31,
	2024		2023
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Liability	Rate	Liability
Savings (1)	2.98%	$1,927,909	3.67%	$2,335,490
CDs	3.73	1,069,081	4.43	1,607,683
Money market	3.01	4,198,784	3.46	3,125,996
Interest-bearing checking	1.92	1,079,823	0.77	515,987
Non-interest-bearing checking (1)	—	3,410,544	—	2,945,499
Total	2.09%	$11,686,141	2.56%	$10,530,655
(1)	Includes mortgage escrow deposits.

The following table presents a summary of scheduled maturities of CDs outstanding at December 31, 2024:

	Maturing	Weighted Average
(Dollars in thousands)	Balance	Interest Rate
2025	$873,750	3.91%
2026	75,616	2.53
2027	12,401	1.44
2028	103,163	3.50
2029	4,139	0.36
2030 and beyond	12	1.34
Total	$1,069,081	3.73%

CDs that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250 thousand were $93.3 million and $115.3 million at December 31, 2024 and 2023, respectively.

11. DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposure to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s loan portfolio.

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

Effect of Derivatives on the Consolidated Statements of Financial Condition

The tables below present the notional amounts and the fair values of the Company’s derivative financial instruments as of December 31, 2024 and December 31, 2023.

	December 31, 2024		December 31, 2023
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Assets	Amount	Assets
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$150,000	$8,318	$150,000	$12,492

Derivatives not designated as hedging instruments:
Interest rate products	1,665,949	108,178	1,682,961	114,671

	December 31, 2024		December 31, 2023
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Liabilities	Amount	Liabilities
Derivatives designated as hedging instruments:
Fair value hedges - interest rate products	$500,000	$—	$500,000	$6,594
Cash flow hedges - interest rate products	350,000	159	200,000	5,031

Derivatives not designated as hedging instruments:
Interest rate products	1,665,949	108,178	1,682,961	114,671
Risk participations	141,080	10	93,891	24

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations as of December 31, 2024 and December 31, 2023.

	Year Ended December 31,
	2024		2023
	Interest	Interest	Interest	Interest
(In thousands)	Income	Expense	Income	Expense
Effects of fair value or cash flow hedges are recorded	$1,607	$10,008	$561	2,092

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts:
Hedged items	(3,976)	—	6,591	—
Derivatives designated as hedging instruments	5,583	—	(6,030)	—

Gain or (loss) on cash flow hedging relationships
Interest contracts:
Loss reclassified from AOCI into income	—	10,008	—	2,092

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

As of December 31, 2024 and December 31, 2023, the Company posted $2.7 million and $6.5 million, respectively to the Chicago Mercantile Exchange ("CME") clearing house related to the fair value derivatives settled daily to market. The

Company pays an average fixed rate of 4.82% and receives a floating rate based on the US federal funds effective rate for the life of the agreement without an exchange of the underlying notional amount.

The amortized cost basis of the closed portfolio of the fixed rate mortgage loans on December 31, 2024 totaled $692.2 million. The amount identified as the last-of-layer in the open hedge relationship was $500.0 million, which is the amount of loans in the closed portfolio anticipated to be outstanding for the designated hedge period. The basis adjustment associated with the hedged item was a $2.6 million asset as of December 31, 2024, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedged relationship.

The amortized cost basis of the closed portfolio of the fixed rate mortgage loans on December 31, 2023 totaled $729.5 million. The amount identified as the last-of-layer in the open hedge relationship was $500.0 million, which is the amount of loans in the closed portfolio anticipated to be outstanding for the designated hedge period. The basis adjustment associated with the hedged item was a $6.6 million asset as of December 31, 2023, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedged relationship.

During the years ended December 31, 2024 and 2023, the Company recorded a $1.6 million and $561 thousand, respectively, credit from the swap transaction as a component of interest income in the consolidated statements of operations, respectively.

As of December 31, 2024 and 2023, the following amounts were recorded on the consolidated statements of financial condition related to cumulative basis adjustment for fair value hedges:

	Year Ended December 31,
	2024		2023
(In thousands)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed Rate Loans	$694,774	$2,615	$736,098	$6,591

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

During the years ended December 31, 2024, 2023 and 2022, the Company did not terminate any derivatives.

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive loss as of December 31, 2024, 2023 and 2022.

	Year Ended December 31,
(In thousands)	2024	2023	2022
(Loss) gain recognized in other comprehensive income (loss)	$(8,453)	$(11,782)	$14,412
(Loss) gain reclassified from other comprehensive income into interest expense	(10,008)	(2,092)	1,621

All cash flow hedges are recorded gross on the Consolidated statement of financial condition.

Certain cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Company to post cash collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of December 31, 2024 and 2023, the Company did not post collateral to the third-party counterparties. As of December 31, 2024 and 2023, the Company received $9.1 million and $13.5 million, respectively, in collateral from its third-party counterparties under the agreements in a net asset position. Additionally, the Bank entered certain cash flow hedges that are CME exchanged and settled daily to market. As of December 31, 2024, the Company posted $856 thousand to the CME clearing house that are accounted for as settlements of the derivative asset. As of December 31, 2023, the Company posted $4.9 million to the CME clearing house that are accounted for as settlements of the derivative liabilities.

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

	December 31, 2024
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/liabilities:
Loan level interest rate swaps with borrower	23	$321,745	$3,704	$—
Loan level interest rate swaps with borrower	202	1,344,204	—	104,474
Loan level interest rate swaps with third-party counterparties	23	321,745	—	3,704
Loan level interest rate swaps with third-party counterparties	202	1,344,204	104,474	—

	December 31, 2023
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/liabilities:
Loan level interest rate swaps with borrower	49	$491,394	$10,985	$—
Loan level interest rate swaps with borrower	178	1,121,085	—	103,570
Loan level interest rate floors with borrower	2	29,721	—	—
Loan level interest rate floors with borrower	7	40,761	—	116
Loan level interest rate swaps with third-party counterparties	49	491,394	—	10,985
Loan level interest rate swaps with third-party counterparties	178	1,121,085	103,570	—
Loan level interest rate floors with third-party counterparties	2	29,721	—	—
Loan level interest rate floors with third-party counterparties	7	40,761	116	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Loan level derivative income	$2,114	$7,081	$3,637

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of December 31, 2024 and 2023, the Company did not post collateral to its third-party counterparties. As of December 31, 2024 and 2023, the Company received $103.3 million and $94.7 million, respectively, in collateral from its third-party counterparties under the agreements in a net asset position.

Risk Participation Agreements

The Company enters into risk participation agreements to manage economic risks but does not designate the instruments in hedge relationships. As of December 31, 2024 and December 31, 2023, the notional amounts of risk participation agreements for derivative liabilities were $141.1 million and $93.9 million, respectively. The related fair values of the Company’s risk participation agreements as of December 31, 2024 and December 31, 2023 were $10 thousand and $24 thousand, respectively.

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

For derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, any breach of the above provisions by the Company may require settlement of its obligations under the agreements at the termination value with the respective counterparty. As of December 31, 2024, there were no derivatives in a net liability position, and therefore the termination value was zero. There were no provisions breached for the year ended December 31, 2024.

12. FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY (“Advances”) totaling $608.0 million and $1.31 billion at December 31, 2024 and 2023, respectively, all of which were fixed rate. In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank was eligible to borrow or secure municipal letters of credit up to $3.87 billion as of December 31, 2024 and $4.09 billion as of December 31, 2023, and maintained sufficient qualifying collateral, as defined by the FHLBNY. We pledge real estate loans including Residential, Multifamily and CRE. At December 31, 2024 there were no callable Advances and the Bank had $1.84 billion of remaining borrowing capacity through the FHLBNY.

During the year ended December 31, 2024, the Company had $454 thousand of prepayment penalty expense recognized as a loss on extinguishment of debt. During the years ended December 31, 2023 and 2022, the Company did not have any prepayment penalty expense recognized as a loss on extinguishment of debt.

The following table is a summary of FHLBNY extinguishments for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
FHLBNY advances extinguished	$1,805,000	$-	$-
Weighted average rate	5.28%	-%	-%
Loss on extinguishment of debt	$454	$-	$-

The following table presents the contractual maturities of FHLBNY advances for each of the next five years.

(Dollars in thousands)	December 31, 2024	December 31, 2023
2024, fixed rate at rates from 4.85% to 5.67%	—	1,265,000
Overnight, fixed rate at 4.67%	100,000	—
2025, fixed rate at rates from 4.54% to 4.84%	400,000	—
2027, fixed rate at 4.25%	36,000	36,000
2028, fixed rate at 4.04%	12,000	12,000
2029, fixed rate at rates from 3.98% to 4.03%	60,000	—
Total FHLBNY advances	$608,000	$1,313,000

Total FHLBNY advances had a weighted average interest rate of 4.58% and 5.23% at December 31, 2024 and December 31, 2023, respectively.

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

Subsequently, on July 9, 2024, the Company issued and sold an additional $9.8 million of the 2024 Notes, pursuant to an overallotment option granted to the underwriters of the offering. Including the overallotment option, the total gross proceeds from the offering were $74.8 million, before discounts and offering expenses.

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

The subordinated debentures totaled $272.3 million at December 31, 2024 and $200.2 million at December 31, 2023. Interest expense related to the subordinated debt was $13.8 million, $10.2 million and $10.6 million during the years ended December 31, 2024, 2023 and 2022, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

14. OTHER SHORT-TERM BORROWINGS

Repurchase Agreements

The Bank utilizes securities sold under agreements to repurchase (“repurchase agreements”) as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities, of which 100% were pass-through MBS issued by GSEs. There were no repurchase agreements at December 31, 2024 and December 31, 2023.

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

There was no interest expense on repurchase agreements for the years ended December 31, 2024 and December 31, 2023. Interest expense on repurchase agreements for the year ended December 31, 2022 was $1 thousand.

AFX

The Bank is a member of AFX, through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily. As of December 31, 2024 and December 31, 2023, the Bank had $50.0 million and zero, respectively, of such borrowings outstanding. Interest expense on AFX borrowings for the years ended December 31, 2024, 2023 and 2022 was $3 thousand, $101 thousand, and $1.4 million, respectively.

15. INCOME TAXES

The Company’s consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Current expense
Federal	$20,170	$24,469	$39,492
State and city	8,479	15,681	17,205
Total current expense	28,649	40,150	56,697

Deferred expense
Federal	(5,179)	1,393	840
State and city	(1,115)	(758)	1,822
Total deferred expense	(6,294)	635	2,662
Total	$22,355	$40,785	$59,359

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

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Tax at federal statutory rate	$10,802	$28,745	$44,502
State and local taxes, net of federal income tax benefit	5,583	12,237	13,699
Benefit plan differences	(131)	(127)	(127)
Investment in BOLI	(2,179)	(2,047)	(2,173)
Surrender of BOLI	7,415	—	—
Equity based compensation	200	79	(141)
Salaries deduction limitation	653	2,381	2,054
Other, net	12	(483)	1,545
Total	$22,355	$40,785	$59,359
Effective tax rate	43.46%	29.80%	28.01%

The increase in effective tax rate in 2024 was primarily the result of $9.1 million of income expense related to the taxable gain and Modified Endowment Contract Tax on the surrender of legacy BOLI assets. Deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities. The components of Federal, State and City deferred income tax assets and liabilities were as follows:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses and other contingent liabilities	$29,013	$26,926
Tax effect of other components of income on securities available-for-sale	14,251	34,745
Tax effect of other components of income on securities held-to-maturity	6,048	7,216
Operating lease liability	15,034	19,229
Other	3,546	2,603
Total deferred tax assets	67,892	90,719
Deferred tax liabilities:
Tax effect of other components of income on derivatives	3,261	2,368
Employee benefit plans	3,259	1,707
Tax effect of purchase accounting fair value adjustments	(201)	1,329
Difference in book and tax carrying value of fixed assets	670	2,230
Difference in book and tax basis of unearned loan fees	2,531	3,239
Operating lease asset	14,179	18,266
States taxes	—	2,166
Other	951	241
Total deferred tax liabilities	24,650	31,546
Net deferred tax asset (recorded in other assets)	$43,242	$59,173

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

No valuation allowances were recognized on deferred tax assets during the years ended December 31, 2024 or 2023, since, at each period end, it was deemed more likely than not that the deferred tax assets would be fully realized.

In connection with the Merger, the Company acquired a federal net operating loss (“NOL”) carryforward subject to Internal Revenue Code Section 382. The Company recorded a deferred tax asset that it expects to realize within the carryforward period. At December 31, 2024, the remaining federal NOL carryforward was $2.0 million. At December 31, 2024, the Company had a New York State and New York City NOL carryforward balance of zero.

At December 31, 2024 and 2023, the Bank had accumulated bad debt reserves totaling $15.1 million for which no provision for income tax was required to be recorded. These bad debt reserves could be subject to recapture into taxable income under certain circumstances, including a distribution of the bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal income tax purposes. Should the reserves as of December 31, 2024 be fully recaptured, the Bank would recognize $4.8 million in additional income tax expense. The Company expects to take no action in the foreseeable future that would require the establishment of a tax liability associated with these bad debt reserves.

The Company is subject to regular examination by various tax authorities in jurisdictions in which it conducts significant business operations. The Company regularly assesses the likelihood of additional examinations in each of the tax jurisdictions resulting from ongoing assessments.

Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation. Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold. This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. The Company had no unrecognized tax benefits as of December 31, 2024 or 2023. The Company does not anticipate any material change to unrecognized tax benefits during the year ended December 31, 2025.

As of December 31, 2024, the tax years ended December 31, 2024, 2023, 2022, and 2021, remained subject to examination by all of the Company's relevant tax jurisdictions. The Company is currently not under audit in any taxing jurisdictions.

16. RETIREMENT AND POSTRETIREMENT PLANS

The Bank maintains two noncontributory pension plans: (i) the Retirement Plan of Dime Community Bank (“Employee Retirement Plan”) and (ii) the BNB Bank Pension Plan, covering all eligible employees. Bank of America, N.A. (“BANA”) was the Trustee for the Employee Retirement Plan and BNB Bank Pension Plan assets as of December 31, 2024 and 2023. The assets of both plans are overseen by the Retirement Committee (“Committee”), comprised of management, who meet quarterly and set investment policy guidelines. Merrill Lynch, Pierce, Fenner & Smith, Inc. (“MLPF&S”) and Blackrock are the investment managers of the assets of both plans. The Committee meets with representatives of MLPF&S and reviews the performance of the plan assets. Pension plan assets include cash and cash equivalents, equities and fixed income securities.

Employee Retirement Plan

The Bank sponsors the Employee Retirement Plan, a tax-qualified, noncontributory, defined-benefit retirement plan. Prior to April 1, 2000, substantially all full-time employees of at least 21 years of age were eligible for participation after one year of service. Effective April 1, 2000, the Bank froze all participant benefits under the Employee Retirement Plan. On December 21, 2023, the Company’s Board of Directors adopted a resolution to terminate the Employee Retirement Plan effective December 31, 2023. Retirement benefits of the plan were vested as they were earned. For the years ended December 31, 2024 and 2023, the Bank used December 31st as its measurement date for the Employee Retirement Plan.

The funded status of the Employee Retirement Plan was as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of year	$18,721	$19,021
Interest cost	847	900
Actuarial (gain) loss	(1,101)	384
Benefit payments	(1,649)	(1,584)
Projected benefit obligation at end of year	16,818	18,721

Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of year	21,303	22,593
Return on plan assets	(448)	294
Benefit payments	(1,649)	(1,584)
Balance at end of year	19,206	21,303
Funded status at end of year	$2,388	$2,582

The net periodic cost for the Employee Retirement Plan included the following components:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Interest cost	$847	$900	$622
Expected return on plan assets	(1,429)	(1,521)	(1,949)
Amortization of unrealized loss	854	572	261
Net periodic benefit (credit) cost	$272	$(49)	$(1,066)

The change in accumulated other comprehensive loss that resulted from the Employee Retirement Plan is summarized as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Balance at beginning of period	$(6,363)	$(5,323)
Amortization of unrealized loss	854	572
Loss recognized during the year	(776)	(1,612)
Balance at the end of the period	$(6,285)	$(6,363)
Period end component of accumulated other comprehensive loss, net of tax	$4,356	$4,343

Major assumptions utilized to determine the net periodic cost of the Employee Retirement Plan benefit obligations were as follows:

	At or for the Year Ended December 31,
	2024	2023	2022
Discount rate used for net periodic benefit cost	4.70%	4.90%	2.55%
Discount rate used to determine benefit obligation at period end	5.40	4.70	4.90
Expected long-term return on plan assets used for net periodic benefit cost	7.00	7.00	7.00
Expected long-term return on plan assets used to determine benefit obligation at period end	7.00	7.00	7.00

Plan Assets

At December 31, 2024, the Employee Retirement Plan’s assets included debt securities. Debt securities include corporate bonds, government issues, mortgage-backed securities, and high yield securities.

The weighted average expected long-term rate of return is estimated based on current trends in Employee Retirement Plan assets, as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice No. 27 for the real and nominal rate of investment return for a specific mix of asset classes. The long-term rate of return considers historical returns for the S&P 500 index and corporate bonds representing cumulative returns of approximately 9.0% and 5.0%, respectively. These returns were considered along with the target allocations of asset categories. When these overall return expectations were applied to the Employee Retirement Plan’s target allocation, the expected annual rate of return was determined to be 7.00% at both December 31, 2024 and 2023.

The Bank did not make any contributions to the Employee Retirement Plan during the year ended December 31, 2024. The Bank does not expect to make contributions to the Employee Retirement Plan during the year ending December 31, 2025.

The weighted-average allocation by asset category of the assets of the Employee Retirement Plan was summarized as follows:

	December 31,
	2024	2023
Asset category:
Debt securities	99%	100%
Cash equivalents	1	—
Total	100%	100%

The allocation percentages in the above table were consistent with future planned allocation percentages as of December 31, 2024 and 2023, respectively.

The following tables present a summary of the Employee Retirement Plan’s investments measured at fair value on a recurring basis by level within the fair value hierarchy, as of the dates indicated. (See Note 21 for a discussion of the fair value hierarchy).

	December 31, 2024
	Fair Value Measurements Using:
	Quoted
	Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Description:
Cash and cash equivalents	$—	$136	$—	$136
Fixed income securities:
Government	19,070	—	—	19,070
Total Plan Assets	$19,070	$136	$—	$19,206

	December 31, 2023
	Fair Value Measurements Using:
	Quoted
	Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Description:
Cash and cash equivalents	$—	$58	$—	$58
Fixed income securities:
Government	21,245	—	—	21,245
Total Plan Assets	$21,245	$58	$—	$21,303

Benefit payments for the fiscal year ending December 31st are anticipated to be made as follows:

(In thousands)
2025	$1,502
2026	1,462
2027	1,431
2028	1,393
2029	1,353
2030 to 2034	6,514

BNB Bank Pension Plan

During 2012, Bridge amended the BNB Bank Pension Plan by revising the formula for determining benefits effective January 1, 2013, except for certain grandfathered Bridge employees. Additionally, new Bridge employees hired on or after October 1, 2012 were not eligible for the BNB Bank Pension Plan. Effective December 31, 2023, the Bank froze all participant benefits under the BNB Pension Plan, the impact of which is reflected in the recorded curtailment as of December 31, 2023. On December 21, 2023, the Company’s Board of Directors adopted a resolution to terminate the BNB Bank Pension Plan effective December 31, 2023. Retirement benefits of the plan were vested as they were earned. For the years ended December 31, 2024 and 2023, the Bank used December 31st as its measurement date for the BNB Pension Plan.

The funded status of the BNB Bank Pension Plan was as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of year	$27,282	$27,920
Service cost	—	564
Interest cost	1,265	1,263
Actuarial gain	(1,575)	(883)
Curtailment	—	(446)
Impact of settlement	(5,481)	—
Benefit payments	(1,040)	(1,136)
Projected benefit obligation at end of year	20,451	27,282

Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of year	38,170	38,572
Return on plan assets	(1,542)	734
Impact of settlement	(5,481)	—
Benefit payments	(1,040)	(1,136)
Balance at end of year	30,107	38,170
Funded status at end of year	$9,656	$10,888

The net periodic cost for the BNB Bank Pension Plan included the following components:

	Year Ended December 31,
(In thousands)	2024	2023
Service cost	$—	$564
Interest cost	1,265	1,263
Expected return on plan assets	(2,726)	(2,760)
Net periodic benefit credit	$(1,461)	$(933)
Settlement loss recognized	1,215	—
Total benefit cost	$(246)	$(933)

The change in accumulated other comprehensive income that resulted from the BNB Bank Pension Plan is summarized as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Balance at beginning of period	$(3,056)	$(2,358)
Recognition of gain as a result of settlement	1,215	—
Loss recognized during the year	(2,693)	(698)
Balance at the end of the period	$(4,534)	$(3,056)
Period end component of accumulated other comprehensive income, net of tax	$3,143	$2,087

Major assumptions utilized to determine the net periodic cost of the BNB Bank Pension Plan benefit obligations were as follows:

	At or for the Year Ended December 31,
	2024	2023
Discount rate used for net periodic benefit cost	4.79%	4.98%
Discount rate used to determine benefit obligation at period end	5.47	4.79
Expected long-term return on plan assets used for net periodic benefit cost	7.25	7.25
Expected long-term return on plan assets used to determine benefit obligation at period end	7.25	7.25

Plan Assets

At December 31, 2024, the BNB Bank Pension Plan’s assets included cash equivalents and debt securities.

The weighted average expected long-term rate of return is estimated based on current trends in BNB Bank Pension Plan assets, as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice No. 27 for the real and nominal rate of investment return for a specific mix of asset classes. The long-term rate of return considers historical returns for the S&P 500 index and corporate bonds representing cumulative returns of approximately 9.0% and 5.0%, respectively. These returns were considered along with the target allocations of asset categories. When these overall return expectations were applied to the BNB Bank Pension Plan’s target allocation, the expected annual rate of return was determined to be 7.25% at December 31, 2024 and 2023.

The Bank did not make any contributions to the BNB Bank Pension Plan during the year ended December 31, 2024. The Bank does not expect to make contributions to the BNB Bank Pension Plan during the year ending December 31, 2025.

The weighted-average allocation by asset category of the assets of the BNB Bank Pension Plan was summarized as follows:

	December 31,
	2024	2023
Asset category:
Debt securities	96%	99%
Cash equivalents	4	1
Total	100%	100%

The following tables present a summary of the BNB Bank Pension Plan’s investments measured at fair value on a recurring basis by level within the fair value hierarchy, as of the dates indicated. (See Note 21 for a discussion of the fair value hierarchy).

	Fair Value Measurements
	at December 31, 2024
	Quoted
	Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Description:
Cash and cash equivalents	$—	$1,062	$—	$1,062
Fixed income securities:
Government	29,045	—	—	29,045
Total Plan Assets	$29,045	$1,062	$—	$30,107

	Fair Value Measurements
	at December 31, 2023
	Quoted
	Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Description:
Cash and cash equivalents	$—	$317	$—	$317
Fixed income securities:
Government	37,853	—	—	37,853
Total Plan Assets	$37,853	$317	$—	$38,170

Benefit payments for the fiscal year ending December 31st are anticipated to be made as follows:

(In thousands)
2025	$1,128
2026	1,302
2027	1,207
2028	1,294
2029	1,300
2030 to 2034	7,689

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) that existed before the Merger. The 401(k) Plan covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the first day of the month following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $23,000 for the calendar year ended December 31, 2024. Under the provisions of the 401(k) plan, employee contributions are partially matched by the Bank as follows: 100% of each employee’s contributions up to 1% of each employee’s compensation plus 50% of each employee’s contributions over 1% but not in excess of 6% of each employee’s compensation for a maximum contribution of 3.5% of a participating employee’s compensation. Participants can invest their account balances into several investment alternatives. The 401(k) plan does not allow for investment in the Company’s common stock. Legacy Dime employees were allowed to rollover Company common stock shares in-kind held in the former Dime Community Bank KSOP Plan (“Dime KSOP Plan”) and hold in the 401(k) Plan. The 401(k) held Company common stock within the accounts of participants totaling $6.6 million and $6.3 million at December 31, 2024 and 2023, respectively. Total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $3.0 million during the year ended December 31, 2024 and $2.5 million during the year December 31, 2023, and $2.3 million during the year ended December 31, 2022.

17. STOCK-BASED COMPENSATION

In May 2021, the Company’s stockholders approved the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. The Company no longer makes grants under the Legacy Stock Plans. Awards outstanding under the Legacy Stock Plans will continue to remain outstanding and subject to the terms and conditions of the Legacy Stock Plans. An additional 1,185,000 shares of common stock were reserved to be issued under the 2021 Equity Incentive Plan following stockholder approval at the Annual Meeting of Shareholders on May 23, 2024. At December 31, 2024, there were 1,493,586 shares reserved for issuance under the 2021 Equity Incentive Plan.

Stock Option Activity

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average Exercise	Contractual	Intrinsic
(Dollars in thousands except share and per share amounts)	Options	Price	Years	Value
Options outstanding at January 1, 2024	26,995	$35.39	5.2	—
Options exercised	—	—
Options forfeited	—	—
Options outstanding at December 31, 2024	26,995	$35.39	4.2	$—
Options vested and exercisable at December 31, 2024	26,995	$35.39	4.2	$—

Information related to stock options during each period is as follows:

Year Ended December 31,
(In thousands)	2024	2023	2022
Cash received for option exercise cost	$—	$—	$—
Income tax (expense) benefit recognized on stock option exercises	—	—	—
Intrinsic value of options exercised	—	—	—

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of December 31, 2024 were as follows:

	Outstanding Options		Vested Options
		Weighted		Weighted
		Average		Average
	Number	Contractual	Number	Contractual
	of	Years	of	Years
	Options	Remaining	Options	Remaining
Exercise Prices:
$34.87	10,061	5.1	10,061	5.1
$35.35	9,802	4.1	9,802	4.1
$36.19	7,132	3.1	7,132	3.1
Total	26,995	4.2	26,995	4.2

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2024	356,795	$26.88
Shares granted	319,924	20.62
Shares vested	(170,540)	26.98
Shares forfeited	(35,943)	24.15
Unvested allocated shares outstanding at December 31, 2024	470,236	$22.79

Information related to RSAs during each period is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Compensation expense recognized	$5,780	$4,003	$3,516
Income tax expense recognized on vesting of RSAs	(317)	(188)	(10)

As of December 31, 2024, there was $5.6 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 1.7 years.

Performance-Based Share Awards

The Company maintains a Long Term Incentive Plan (“LTIP”) for certain officers, which meets the criteria for equity-based accounting. For each award, threshold (50% of target), target (100% of target) and stretch (150% of target) opportunities are eligible to be earned over a three-year performance period based on the Company’s relative performance on certain goals that were established at the onset of the performance period and cannot be altered subsequently. Shares of common stock are issued on the grant date and held as unvested stock awards until the end of the performance period. Shares are issued at the stretch opportunity in order to ensure that an adequate number of shares are allocated for shares expected to vest at the end of the performance period. Compensation expense on PSAs is based upon the fair value of the shares on the date of the grant for the expected aggregate share payout as of the period end.

During the year ended December 31, 2024 and 2023, 96,049 shares and 195,066 shares have been granted, respectively.

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Maximum aggregate share payout at January 1, 2024	222,240	$20.64
Shares granted	96,049	18.61
Shares forfeited	(47,054)	24.75
Shares vested	(12,371)	29.97
Maximum aggregate share payout at December 31, 2024	258,864	$18.69
Minimum aggregate share payout	—	—
Expected aggregate share payout	248,381	$18.35

Information related to PSAs during each period is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Compensation expense recognized	$910	$635	$760
Income tax (expense) benefit recognized on vesting of PSAs	(52)	—	193

As of December 31, 2024, there was $2.5 million of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 1.8 years.

18. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average common shares outstanding during the reporting period. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into common stock, and prior to 2021, if all likely aggregate PSAs were issued. In determining the weighted average shares outstanding for basic and diluted EPS, treasury shares are excluded. Vested restricted stock award (“RSA”) shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS. Unvested RSA and performance-based share awards (“PSA”) shares not yet awarded are recognized as a special class of participating securities under ASC 260, and are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Year Ended December 31,
(In thousands except share and per share amounts)	2024	2023	2022
Net income available to common stockholders	$21,798	$88,808	$145,270
Less: Dividends paid and earnings allocated to participating securities	(377)	(1,240)	(1,688)
Income attributable to common stock	$21,421	$87,568	$143,582
Weighted-average common shares outstanding, including participating securities	39,657,985	38,754,346	38,985,314
Less: weighted-average participating securities	(724,931)	(566,869)	(446,480)
Weighted-average common shares outstanding	38,933,054	38,187,477	38,538,834
Basic EPS	$0.55	$2.29	$3.73

Income attributable to common stock	$21,421	$87,568	$143,582
Weighted-average common shares outstanding	38,933,054	38,187,477	38,538,834
Weighted-average common equivalent shares outstanding	—	—	—
Weighted-average common and equivalent shares outstanding	38,933,054	38,187,477	38,538,834
Diluted EPS	$0.55	$2.29	$3.73

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 26,995, 69,479 and 134,447 weighted-average stock options outstanding for the years ended December 31, 2024, 2023 and 2022, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

19. PREFERRED STOCK

Dime Community Bancshares, Inc. has 5,299,200 shares currently outstanding, or $132.5 million in aggregate liquidation preference, of its 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $25.00 per share (the “Preferred Stock”).

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

20. COMMITMENTS AND CONTINGENCIES

Loan Commitments and Lines of Credit

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	Year Ended December 31,
	2024		2023
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Available lines of credit	$195,714	$993,637	$114,880	$1,072,471
Other loan commitments	33,858	43,975	7,190	89,855
Stand-by letters of credit	31,374	—	38,095	—

At December 31, 2024 and 2023, the Bank had outstanding firm loan commitments that were accepted by borrowers that aggregated to $77.8 million and $97.0 million, respectively. Substantially all of the Bank’s commitments expire within three months of their acceptance by the prospective borrowers. The credit risk associated with these commitments is based on the loan type which is comprised of multifamily residential, residential mixed-use, business, non-owner-occupied, commercial mixed-use, and one-to-four family residential loans.

At December 31, 2024, the Bank had an available line of credit with the FHLBNY equal to its excess borrowing capacity. At December 31, 2024, this amount approximated $1.84 billion.

During the year ended December 31, 2017, the Bank completed a securitization of $280.2 million of its multifamily loans through a FHLMC sponsored “Q-deal” securitization. With respect to the securitization transaction, the Company also has continuing involvement through a reimbursement agreement executed with Freddie Mac. To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse FHLMC for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date.

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

21. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by GSEs as of December 31, 2024 and December 31, 2023. In accordance with the Company’s investment policy, corporate securities are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. Obtaining market values as of December 31, 2024 and December 31, 2023 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

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

		Fair Value Measurements
		at December 31, 2024 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$9,607	$—	$9,607	$—
Treasury securities	—	—	—	—
Corporate securities	163,949	—	163,949	—
Pass-through MBS issued by GSEs	300,221	—	300,221	—
Agency CMOs	191,888	—	191,888	—
State and municipal obligations	25,028	—	25,028	—
Derivative – cash flow hedges	8,318	—	8,318	—
Derivative – freestanding derivatives, net	108,178	—	108,178	—
Financial Liabilities:
Derivative – fair value hedges	—	—	—	—
Derivative – cash flow hedges	159	—	159	—
Derivative – freestanding derivatives, net	108,178		108,178
Derivative – risk participations	10	—	10	—

		Fair Value Measurements
		at December 31, 2023 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency Notes	$9,371	$—	$9,371	$—
Treasury securities	234,190	—	234,190	—
Corporate securities	151,170	—	151,170	—
Pass-through MBS issued by GSEs	205,285	—	205,285	—
Agency CMOs	259,415	—	259,415	—
State and municipal obligations	26,809	—	26,809	—
Derivative – cash flow hedges	7,461	—	7,461	—
Derivative – freestanding derivatives, net	114,671	—	114,671	—
Financial Liabilities:
Derivative – fair value hedge	6,594	—	6,594	—
Derivative – cash flow hedges	5,031	—	5,031	—
Derivative – freestanding derivatives, net	114,671	—	114,671	—

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

December 31, 2024
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$7,584	$—	$—	$7,584

December 31, 2023
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$6,336	$—	$—	$6,336

Individually evaluated loans with an allowance for credit losses at December 31, 2024 had a carrying amount of $7.6 million, which is made up of the outstanding balance of $9.7 million, net of a valuation allowance of $2.1 million. Collateral dependent individually analyzed loans as of December 31, 2024 resulted in a credit loss recovery of $194 thousand, which is included in the amounts reported in the consolidated statements of operations for the year ended December 31, 2024.

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

		Fair Value Measurements
		at December 31, 2024 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$1,283,571	$1,283,571	$—	$—	$1,283,571
Securities held-to-maturity	637,339	—	552,277	—	552,277
Loans held for sale	22,625	—	—	22,625	22,625
Loans held for investment, net	10,775,608	—	—	10,354,366	10,354,366
Accrued interest receivable	55,970	—	6,676	49,294	55,970
Financial Liabilities:
Savings, money market and checking accounts (1)	10,617,060	10,617,060	—	—	10,617,060
CDs	1,069,081	—	1,066,630	—	1,066,630
FHLBNY advances	608,000	—	608,908	—	608,908
Subordinated debt, net	272,325	—	257,464	—	257,464
Other short-term borrowings	50,000	50,000	—	—	50,000
Accrued interest payable	8,586	—	8,586	—	8,586
(1)	Includes mortgage escrow deposits.

		Fair Value Measurements
		at December 31, 2023 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$457,547	$457,547	$—	$—	$457,547
Securities held-to-maturity	594,639	—	516,930	—	516,930
Loans held for sale	10,159	—	—	10,159	10,159
Loans held for investment, net	10,695,349	—	—	10,305,026	10,305,026
Accrued interest receivable	55,666	—	6,593	49,073	55,666
Financial Liabilities:
Savings, money market and checking accounts (1)	8,922,972	8,922,972	—	—	8,922,972
CDs	1,607,683	—	1,602,087	—	1,602,087
FHLBNY advances	1,313,000	—	1,312,940	—	1,312,940
Subordinated debt, net	200,196	—	160,696	—	160,696
Accrued interest payable	17,298	—	17,298	—	17,298
(1)	Includes mortgage escrow deposits.

22. REGULATORY CAPITAL MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1, and common equity tier 1 capital to risk-weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk-weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at December 31, 2024 and 2023.

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

As of December 31, 2024, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based, and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at December 31, 2024 and 2023:

	At December 31, 2024
			For Capital		To Be Categorized
	Actual		Adequacy Purposes(1)		as “Well Capitalized”(1)
				Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital / % of average total assets
Bank	$1,469,047	10.7%	$546,759	4.0%	$683,449	5.0%
Consolidated Company	1,283,038	9.4	547,024	4.0	N/A	N/A
Common equity Tier 1 capital / % of risk-weighted assets
Bank	1,469,047	13.9	474,269	4.5	685,055	6.5
Consolidated Company	1,166,469	11.1	474,521	4.5	N/A	N/A
Tier 1 capital / % of risk-weighted assets
Bank	1,469,047	13.9	632,358	6.0	843,144	8.0
Consolidated Company	1,283,038	12.2	632,694	6.0	N/A	N/A
Total capital / % of risk-weighted assets
Bank	1,560,876	14.8	843,144	8.0	1,053,931	10.0
Consolidated Company	1,649,617	15.6	843,592	8.0	N/A	N/A
(1)	In accordance with the Basel III rules.

	At December 31, 2023
			For Capital		To Be Categorized
	Actual		Adequacy Purposes(1)		as “Well Capitalized”(1)
				Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital / % of average total assets
Bank	$1,331,676	9.8%	$544,254	4.0%	$680,318	5.0%
Consolidated Company	1,158,455	8.5	544,529	4.0	N/A	N/A
Common equity Tier 1 capital / % of risk-weighted assets
Bank	1,331,676	12.6	476,168	4.5	687,798	6.5
Consolidated Company	1,041,886	9.8	476,341	4.5	N/A	N/A
Tier 1 capital / % of risk-weighted assets
Bank	1,331,676	12.6	634,890	6.0	846,520	8.0
Consolidated Company	1,158,455	10.9	635,122	6.0	N/A	N/A
Total capital / % of risk-weighted assets
Bank	1,406,581	13.3	846,520	8.0	1,058,151	10.0
Consolidated Company	1,433,361	13.5	846,829	8.0	N/A	N/A
(1)	In accordance with the Basel III rules.

23. CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following statements of financial condition as of December 31, 2024 and 2023, and the related statements of operations and cash flows for the years ended December 31, 2024, 2023 and 2022, reflect the Holding Company’s investment in its wholly-owned subsidiary, the Bank, using, as deemed appropriate, the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(In thousands)	2024	2023
ASSETS:
Cash and due from banks	$95,528	$35,114
Securities available-for-sale, at fair value	2,850	2,693
Investment in subsidiaries	1,578,643	1,395,526
Other assets	6,180	4,401
Total assets	$1,683,201	$1,437,734

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Subordinated debt, net	$272,325	$200,196
Other liabilities	14,359	11,313
Stockholders’ equity	1,396,517	1,226,225
Total liabilities and stockholders’ equity	$1,683,201	$1,437,734

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (1)

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net interest loss	$(13,501)	$(9,942)	$(10,394)
Dividends received from Bank	50,000	60,000	95,000
Non-interest expense	(1,115)	(1,066)	(1,720)
Income before income taxes and equity in undistributed earnings of direct subsidiaries	35,384	48,992	82,886
Income tax credit	5,308	7,822	4,001
Income before equity in undistributed earnings of direct subsidiaries	40,692	56,814	86,887
Equity in undistributed earnings of subsidiaries	(11,608)	39,280	65,669
Net income	$29,084	$96,094	$152,556
(1)	Comprehensive income for the Holding Company approximated comprehensive income for the consolidated Company during the years ended December 31, 2024, 2023 and 2022.

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$29,084	$96,094	$152,556
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of direct subsidiaries	11,608	(39,280)	(65,669)
Net amortization (accretion)	45	(87)	(111)
Loss on extinguishment of debt	—	—	740
Increase in other assets	(1,863)	(62)	(104)
Increase (decrease) in other liabilities	803	(931)	(1,096)
Net cash provided by operating activities	39,677	55,734	86,316

Cash flows from investing activities:
Net cash provided by investing activities	—	—	—

Cash flows from financing activities:
Proceeds from subordinated debentures issuance, net	72,084	—	157,559
Redemption of subordinated debentures	—	—	(155,000)
Proceeds from common stock issuance, net	135,764	—	—
Release of stock for benefit plan awards	1,105	1,164	1,167
Payments related to tax withholding for equity awards	(1,347)	(1,258)	(1,558)
Treasury shares repurchased	—	(947)	(46,762)
Cash dividends paid to preferred stockholders	(7,286)	(7,286)	(7,286)
Cash dividends paid to common stockholders	(38,036)	(37,302)	(36,791)
Other, net	(141,547)	—	—
Net cash provided by (used in) financing activities	20,737	(45,629)	(88,671)

Net increase (decrease) in cash and due from banks	60,414	10,105	(2,355)
Cash and due from banks, beginning of period	35,114	25,009	27,364
Cash and due from banks, end of period	$95,528	$35,114	$25,009

424. SEGMENT INFORMATION

The Chief Executive Officer, who is designated as the chief operating decision maker (“CODM”), determines the Company’s reportable segment. The Chief Executive Officer along with others in the Company’s executive management evaluates performance and allocates resources based upon analysis of the Company as one operating segment or unit.  The activities of the Company comprise one reportable segment, "Community Banking." All of the Company’s activities are interrelated, and each activity is dependent and assessed based on the manner in which it supports the other activities of the Company. All the consolidated assets are attributable to the Community Banking segment. The accounting policies of the Community Banking segment are the same as those described in the Note 1 “Summary of Significant Accounting Policies.”

The Company provides a range of community banking services, including commercial and consumer lending, personal and business banking, treasury management and merchant services, and other financial services primarily to individuals, businesses, and municipalities in the Greater Long Island area.

The CODM is provided with the Company’s consolidated statements of financial condition and operations and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which can be seen on the consolidated statement of operations. These results are used to benchmark the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cash flows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment and in establishing management’s compensation. All revenues are derived from banking operations within the United States, and for the years ended December 31, 2024, 2023 and 2022, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2024. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2024, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe LLP appears on page 103.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the year ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding Directors, Executive Officers and Corporate Governance will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2025 and is incorporated herein by reference thereto.

Item 11. Executive Compensation

The information regarding Executive Compensation will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2025 and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2025 and is incorporated herein by reference thereto.

Set forth below is certain information as of December 31, 2024, regarding the Company’s equity compensation plans that have been approved by stockholders. The Company does not have any equity compensation plans that have not been approved by stockholders.

	Number of securities to	Weighted average
Equity compensation	be issued upon exercise	exercise price with	Number of securities
plan approved by	of outstanding options	respect to outstanding	remaining available for
stockholders	and awards	stock options	issuance under the plan
2012 Equity Incentive Plan	16,934	$ 35.70	—
2019 Equity Incentive Plan	10,061	34.87	—
2021 Equity Incentive Plan	—	—	1,493,586
Employee Stock Purchase Plan	—	—	929,751
Total	26,995	$ 35.39	2,423,337

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions and Director Independence will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2025 and is incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services

The information regarding the Company’s independent registered public accounting firm’s fees and services will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2025 and is incorporated herein by reference thereto.

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

See Exhibit Index on page 105

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

of Dime Community Bancshares, Inc. and Subsidiaries
Hauppauge, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses for Loans – Qualitative Factors

As described in Notes 1 and 4 to the financial statements, the Company estimates expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss (“CECL”) methodology.  In determining the allowance for credit losses (“ACL”) related to loans that are collectively evaluated, expected credit losses are determined by calculating a loss percentage by loan segment, or pool.  Management estimates the allowance for credit losses on each loan pool using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Historically observed credit loss experience of peer banks within the Company’s geography, adjusted for prepayment and curtailment assumptions as well as reasonable and supportable forecasts, provide the basis for the estimation of quantitatively modeled expected credit losses on similar loan pools.

The quantitative results of the modeling are then adjusted using qualitative factors.  These factors include: (1) lending policies and procedures and the experience, ability, and depth of the lending management and other relevant staff; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio; (4) the volume and severity of past due loans; (5) the quality of the loan review system; (6) the value of underlying collateral for collateralized loans; (7) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (8) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. A significant amount of management judgment is required to assess the reasonableness of the qualitative factors.

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

Crowe LLP

We have served as the Company’s auditor since 2009.

Livingston, New Jersey

February 20, 2025

Exhibit Number	Description of Exhibit
Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed February 2, 2021 (SEC File No. 001-34096))

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed October 24, 2024 (SEC File No. 001-34096))

4.1	Description of the Registrant’s Securities

4.2

Indenture, dated as of September 21, 2015, by and between the Registrant, as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, filed on September 21, 2015 (SEC File No. 001-34096))

4.3

First Supplemental Indenture, dated as of September 21, 2015, by and between the Registrant and Wilmington Trust, National Association, as Trustee, including the form of the 5.25% fixed-to-floating rate subordinated debentures due 2025 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed September 21, 2015 (SEC File No. 001-34096))

4.4

Second Supplemental Indenture, dated as of September 21, 2015, by and between the Registrant and Wilmington Trust, National Association, as Trustee, including the form of the 5.75% fixed-to-floating rate subordinated debentures due 2030 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K, filed September 21, 2015 (SEC File No. 001-34096))

4.5

Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Dime Community Bancshares, Inc.’s Form 8-K, filed on June 13, 2017 (SEC File No. 000-27782))

4.6

First Supplemental Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, including the form of the 4.50% fixed-to-floating rate subordinated debentures due 2027 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.2 to Dime Community Bancshares, Inc.’s Form 8-K, filed on June 13, 2017 (SEC File No. 000-27782))

4.7

Second Supplemental Indenture, dated as of February 1, 2021, by and between the Registrant and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K, filed February 1, 2021 (SEC File No. 000-27782))

4.8

Indenture, dated May 6, 2022, between the Registrant and Wilmington Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed May 6, 2022 (SEC File No. 001-34096))

4.9

First Supplemental Indenture, May 6, 2022, between the Registrant and Wilmington Trust National Association, as Trustee, including the form of 5.000% Fixed-to-Floating Rate Subordinated Notes due 2032 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed May 6, 2022 (SEC File No. 001-34096))

4.10

Second Supplemental Indenture, June 28, 2024, between Dime Community Bancshares, Inc. and Wilmington Trust National Association, as trustee, including the form of 9.000% Fixed-to-Floating Rate Subordinated Notes due 2034 (incorporated by reference to Exhibit 4.2 and 4.3, respectively, to the Registrant’s Form 8-K, filed June 28, 2024 (SEC File No. 001-34096))

10.1

Form of Employment Agreement entered into with Stuart H. Lubow, Avinash Reddy and Conrad J. Gunther (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.2

Form of Amendment to Employment Agreement entered into with Stuart H. Lubow, Avinash Reddy and Conrad J. Gunther (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 28, 2021 (File No. 001-34096))

10.3

Second Amendment to Employment Agreement entered into with Stuart H. Lubow (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 23, 2021 (File No. 001-34096))

10.4	Amended and Restated Change in Control Employment Agreement between Dime Community Bancshares, Inc. and Michael Fegan

10.5	Amended and Restated Change in Control Employment Agreement between Dime Community Bancshares, Inc. and Christopher J. Porzelt

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

10.11	Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 16, 2021)

10.12	Dime Community Bancshares, Inc. 2019 Equity Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 1, 2019)

10.13	Employee Stock Purchase Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, filed April 2, 2018 (SEC File No. 001-34096))

10.14	Employment Agreement by and between Dime Community Bancshares, Inc., Dime Community Bank and Thomas X. Geisel, dated February 20, 2025

19	Dime Community Bancshares, Inc. Insider Trading Policy

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

97	Dime Community Bancshares, Inc. Clawback Policy

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover page to this Annual Report on Form 10-K, formatted in Inline XBRL

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIME COMMUNITY BANCSHARES, INC.
Registrant

February 20, 2025	/s/ Stuart H. Lubow
Stuart H. Lubow
President and Chief Executive Officer

February 20, 2025	/s/ Avinash Reddy
Avinash Reddy
Senior Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

February 20, 2025	/s/ Kenneth J. Mahon	Director
Kenneth J. Mahon

February 20, 2025	/s/ Paul M. Aguggia	Director
Paul M. Aguggia

February 20, 2025	/s/ Rosemarie Chen	Director
Rosemarie Chen

February 20, 2025	/s/ Michael P. Devine	Director
Michael P. Devine

February 20, 2025	/s/ Judith H. Germano	Director
Judith H. Germano

February 20, 2025	/s/ Matthew A. Lindenbaum	Director
Matthew A. Lindenbaum

February 20, 2025	/s/ Stuart H. Lubow	Director
Stuart H. Lubow

February 20, 2025	/s/ Albert E. McCoy, Jr.	Director
Albert E. McCoy, Jr.

February 20, 2025	/s/ Raymond A. Nielsen	Director
Raymond A. Nielsen

February 20, 2025	/s/ Joseph J. Perry	Director
Joseph J. Perry

February 20, 2025	/s/ Kevin Stein	Director
Kevin Stein

February 20, 2025	/s/ Dennis A. Suskind	Director
Dennis A. Suskind