Form 10-Q
period 2025-03-31
Dime Community Bancshares, Inc. /NY/
filed 2025-05-06
CIK 846617

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at April 30, 2025
$0.01 Par Value	43,818,562

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by use of words such as “annualized,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions. Examples of forward-looking statements include, but are not limited to, the proposed use of proceeds from any offering, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and our business, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from the title insurance subsidiary and banking services as well as product sales; tangible capital generation; market share; expense levels; and other business operations and strategies.

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (together with its direct and indirect subsidiaries, the “Company”), in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Such factors include, without limitation, the following:

●	increases in competitive pressure among financial institutions or from non-financial institutions;
●	inflation and fluctuation in market interest rates, which may affect demand for our products, interest margins and the fair value of financial instruments;
●	our net interest margin is subject to material short-term fluctuation based upon market rates;
●	changes in deposit flows or composition, loan demand or real estate values;
●	changes in the quality and composition of our loan or investment portfolios or unanticipated or significant increases in loan losses;
●	changes in accounting principles, policies or guidelines;
●	changes in corporate and/or individual income tax laws or policies;
●	general socio-economic conditions, including conditions caused by public health emergencies, international conflict, inflation and recessionary pressures, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry;
●	legislative, regulatory or policy changes, including any changes in the monetary policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;
●	the imposition of tariffs and the responses of third parties thereto, which may increase inflationary pressures;
●	changes in distribution of federal funds or freezing of federal funding or grants, which could have an adverse effect on the ability of consumers and businesses to pay debts or affect the demand for loans and deposits;
●	technological changes;
●	breaches or failures of the Company’s information technology security systems;
●	the success of new business initiatives or the integration of any acquired entities;
●	difficulties or unanticipated expenses incurred in the consummation of new business initiatives or the integration of any acquired entities;
●	litigation or matters before regulatory agencies;
●	the risks referred to in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K; and/or
●	other unexpected material adverse changes in our financial condition, operations or earnings.

Accordingly, you should not place undue reliance on forward-looking statements. The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.   Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands except share amounts)

	March 31,	December 31,
	2025	2024
Assets:
Cash and due from banks	$1,030,702	$1,283,571
Securities available-for-sale, at fair value	710,579	690,693
Securities held-to-maturity	631,334	637,339
Loans held for sale	2,527	22,625
Loans held for investment, net of fees and costs	10,868,735	10,871,943
Allowance for credit losses	(90,455)	(88,751)
Total loans held for investment, net	10,778,280	10,783,192
Premises and fixed assets, net	33,650	34,858
Restricted stock	66,987	69,106
Bank Owned Life Insurance ("BOLI")	389,167	290,665
Goodwill	155,797	155,797
Other intangible assets	3,644	3,896
Operating lease assets	45,657	46,193
Derivative assets	98,740	116,496
Accrued interest receivable	56,044	55,970
Other assets	94,574	162,857
Total assets	$14,097,682	$14,353,258

Liabilities:
Interest-bearing deposits	$8,282,373	$8,275,591
Non-interest-bearing deposits	3,245,409	3,355,829
Deposits (excluding mortgage escrow deposits)	11,527,782	11,631,420
Non-interest-bearing mortgage escrow deposits	88,138	54,715
Interest-bearing mortgage escrow deposits	4	6
Total mortgage escrow deposits	88,142	54,721
Federal Home Loan Bank of New York ("FHLBNY") advances	508,000	608,000
Other short-term borrowings	—	50,000
Subordinated debt, net	272,370	272,325
Derivative cash collateral	85,230	112,420
Operating lease liabilities	48,432	48,993
Derivative liabilities	92,516	108,347
Other liabilities	63,197	70,515
Total liabilities	12,685,669	12,956,741

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at March 31, 2025 and December 31, 2024)	116,569	116,569
Common stock ($0.01 par, 80,000,000 shares authorized, 46,141,361 shares issued at March 31, 2025 and December 31, 2024 respectively, and 43,799,076 shares and 43,622,292 shares outstanding at March 31, 2025 and December 31, 2024, respectively)	461	461
Additional paid-in capital	623,305	624,822
Retained earnings	803,202	794,526
Accumulated other comprehensive loss, net of deferred taxes	(39,045)	(45,018)
Unearned equity awards	(12,909)	(7,640)
Treasury stock, at cost (2,342,285 shares and 2,519,069 shares at March 31, 2025 and December 31, 2024, respectively)	(79,570)	(87,203)
Total stockholders' equity	1,412,013	1,396,517
Total liabilities and stockholders' equity	$14,097,682	$14,353,258

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Interest income:
Loans	$142,705	$143,565
Securities	11,323	7,880
Other short-term investments	7,837	9,564
Total interest income	161,865	161,009
Interest expense:
Deposits and escrow	58,074	73,069
Borrowed funds	8,381	14,697
Derivative cash collateral	1,197	1,713
Total interest expense	67,652	89,479
Net interest income	94,213	71,530
Provision for credit losses	9,626	5,210
Net interest income after provision for credit losses	84,587	66,320

Non-interest income:
Service charges and other fees	4,643	4,544
Title fees	98	133
Loan level derivative income	61	406
BOLI income	3,993	2,461
Gain on sale of SBA Loans	82	253
Gain on sale of residential loans	32	77
Fair value change in equity securities and loans held for sale	18	(842)
Gain on sale of other assets	—	2,968
Other	706	467
Total non-interest income	9,633	10,467
Non-interest expense:
Salaries and employee benefits	35,651	32,037
Severance	76	42
Occupancy and equipment	8,002	7,368
Data processing costs	4,794	4,313
Marketing	1,666	1,497
Professional services	2,116	1,467
Federal deposit insurance premiums	2,047	2,239
Loss from extinguishment of debt for FHLBNY advances	—	453
Loss due to pension settlement	7,231	—
Amortization of other intangible assets	252	307
Other	3,676	2,788
Total non-interest expense	65,511	52,511
Income before income taxes	28,709	24,276
Income tax expense	7,251	6,585
Net income	21,458	17,691
Preferred stock dividends	1,822	1,821
Net income available to common stockholders	$19,636	$15,870
Earnings per common share:
Basic	$0.45	$0.41
Diluted	$0.45	$0.41

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$21,458	$17,691
Other comprehensive income:
Change in unrealized gain (loss) on securities:
Change in net unrealized gain during the period	7,960	3,344
Reclassification adjustment for net losses included in net loss on sale of securities and other assets	—	—
Accretion of net unrealized loss on securities transferred to held-to-maturity	724	718
Credit loss expense	893	—
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(87)	(317)
Change in the net actuarial gain	4,854	520
Change in unrealized gain (loss) on derivatives:
Change in net unrealized (loss) gain during the period	(7,567)	2,145
Reclassification adjustment for expense included in interest expense	1,840	2,435
Other comprehensive income before income taxes	8,617	8,845
Deferred tax expense	2,644	2,732
Total other comprehensive income, net of tax	5,973	6,113
Total comprehensive income	$27,431	$23,804

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31, 2025
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2025	43,622,292	$116,569	$461	$624,822	$794,526	$(45,018)	$(7,640)	$(87,203)	$1,396,517
Net income	—	—	—	—	21,458	—	—	—	21,458
Other comprehensive income, net of tax	—	—	—	—	—	5,973	—	—	5,973
Release of shares, net of forfeitures	252,273	—	—	(1,514)	—	—	(7,153)	8,835	168
Stock-based compensation	—	—	—	—	—	—	1,884	—	1,884
Shares received related to tax withholding	(75,489)	—	—	(3)	—	—	—	(1,202)	(1,205)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(10,960)	—	—	—	(10,960)
Ending balance as of March 31, 2025	43,799,076	$116,569	$461	$623,305	$803,202	$(39,045)	$(12,909)	$(79,570)	1,412,013

	Three Months Ended March 31, 2024
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2024	38,822,654	$116,569	$416	$494,454	$813,007	$(91,579)	$(8,622)	$(98,020)	$1,226,225
Net income	—	—	—	—	17,691	—	—	—	17,691
Other comprehensive loss, net of tax	—	—	—	—	—	6,113	—	—	6,113
Release of shares, net of forfeitures	155,782	—	—	(1,619)	—	—	(3,299)	5,128	210
Stock-based compensation	—	—	—	—	—	—	1,730	—	1,730
Shares received related to tax withholding	(46,603)	—	—	(1)	—	—	—	(1,029)	(1,030)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(9,747)	—	—	—	(9,747)
Ending balance as of March 31, 2024	38,931,833	$116,569	$416	$492,834	$819,130	$(85,466)	$(10,191)	$(93,921)	$1,239,371

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,458	$17,691
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of other assets	—	(2,968)
Fair value change in equity securities and loans held for sale	(18)	842
Gain on sale of loans held for sale	(114)	(330)
Net depreciation, amortization and accretion	1,085	1,574
(Accretion) amortization of fair value hedge basis point adjustments	(622)	628
Amortization of other intangible assets	252	307
Loss on extinguishment of debt	—	453
Stock-based compensation	1,884	1,730
Provision for credit losses	9,626	5,210
Originations of loans held for sale	(3,062)	(2,432)
Proceeds from sale of loans originated for sale	3,603	6,439
Increase in cash surrender value of BOLI	(3,605)	(2,461)
Gain from death benefits from BOLI	(371)	—
Decrease (increase) in other assets	73,026	(10,955)
(Decrease) increase in other liabilities	(37,722)	15,009
Net cash provided by operating activities	65,420	30,737
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available-for-sale	(29,720)	—
Proceeds from calls and principal repayments of securities available-for-sale	17,709	29,679
Proceeds from calls and principal repayments of securities held-to-maturity	6,823	6,112
Purchase of BOLI	(97,317)	—
Loans purchased	(3,921)	(3,915)
Proceeds from the sale of portfolio loans transferred to held for sale	5,165	—
Decrease in loans	15,184	7,644
Purchases of fixed assets, net	(570)	(1,378)
Proceeds from the sale of fixed assets and premises held for sale	—	3,879
Sales of restricted stock, net	2,119	24,404
Net cash (used in) provided by investing activities	(84,528)	66,425
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in deposits	(70,212)	368,250
Repayments from FHLBNY advances, short-term, net	(100,000)	(540,000)
Repayments of other short-term borrowings, net	(50,000)	—
Release of stock for benefit plan awards	168	210
Payments related to tax withholding for equity awards	(1,205)	(1,030)
Cash dividends paid to preferred stockholders	(1,822)	(1,821)
Cash dividends paid to common stockholders	(10,690)	(9,466)
Net cash used in financing activities	(233,761)	(183,857)
Decrease in cash and cash equivalents	(252,869)	(86,695)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,283,571	457,547
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,030,702	$370,852

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,999	$6,684
Cash paid for interest	68,936	86,656
Loans transferred to held for sale	7,318	3,468
Loans transferred to held for investment	21,616	—
Operating lease assets in exchange for operating lease liabilities	2,750	2,224

See Notes to unaudited condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Dime Community Bancshares, Inc. (the “Holding Company”) is engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank (“the Bank”). The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Holding Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations also include Dime Abstract LLC (“Dime Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. As of March 31, 2025, we operated 62 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, the Bronx, Staten Island, and Westchester County.

The unaudited Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q include the collective results of the Holding Company and its wholly-owned subsidiary, the Bank, which are collectively herein referred to as “we”, “us”, “our” and the “Company.”

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which remain significantly unchanged and have been followed similarly as in prior periods.

2. SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of March 31, 2025 and December 31, 2024, the results of operations and statements of comprehensive income for the three months ended March 31, 2025 and 2024, the changes in stockholders’ equity for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024.

Please see “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for a discussion of areas in the accompanying unaudited condensed Consolidated Financial Statements utilizing significant estimates.

Adoption of Recent Accounting Standards

ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280)

The Financial Accounting Standards Board issued Accounting Standards Update 2023-07 to improve reportable segment disclosures by requiring public business entities to disclose significant expense categories and amounts for each reportable segment, where significant expense categories are defined as those that are regularly reported to an entity’s chief operating decision-maker and included in a segment’s reported measures of profit or loss. ASU 2023-07 became effective for the Company for interim periods on January 1, 2025. The adoption of ASU 2023-07 did not have a material effect on the Company’s consolidated financial statements. For a further discussion please see Note 17 to the condensed Consolidated Financial Statements.

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

ASU 2023-09 became effective for the Company on January 1, 2025 for annual reporting periods, on a prospective basis and is not anticipated to have a material effect on the Company’s consolidated financial statements.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
		Defined		Other
		Benefit		Comprehensive
(In thousands)	Securities	Plans	Derivatives	Income (Loss)
Balance as of January 1, 2025	$(43,767)	$(7,499)	$6,248	$(45,018)
Other comprehensive income (loss) before reclassifications	6,136	3,364	(5,244)	4,256
Amounts reclassified from accumulated other comprehensive income (loss)	502	(60)	1,275	1,717
Net other comprehensive income (loss) during the period	6,638	3,304	(3,969)	5,973
Balance as of March 31, 2025	$(37,129)	$(4,195)	$2,279	$(39,045)

Balance as of January 1, 2024	$(90,242)	$(6,430)	$5,093	$(91,579)
Other comprehensive income before reclassifications	2,360	361	1,457	4,178
Amounts reclassified from accumulated other comprehensive income (loss)	490	(216)	1,661	1,935
Net other comprehensive income during the period	2,850	145	3,118	6,113
Balance as of March 31, 2024	$(87,392)	$(6,285)	$8,211	$(85,466)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Change in unrealized gain (loss) on securities:
Change in net unrealized gain during the period	$7,960	$3,344
Reclassification adjustment for net losses included in net loss on sale of securities and other assets	—	—
Accretion of net unrealized loss on securities transferred to held-to-maturity	724	718
Credit loss expense	893	—
Net change	9,577	4,062
Tax expense	2,939	1,212
Net change in unrealized gain on securities, net of reclassification adjustments and tax	6,638	2,850
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	(87)	(317)
Change in the net actuarial gain	4,854	520
Net change	4,767	203
Tax expense	1,463	58
Net change in pension and other postretirement obligations	3,304	145
Change in unrealized gain (loss) on derivatives:
Change in net unrealized (loss) gain during the period	(7,567)	2,145
Reclassification adjustment for expense included in interest expense	1,840	2,435
Net change	(5,727)	4,580
Tax (benefit) expense	(1,758)	1,462
Net change in unrealized gain (loss) on derivatives, net of reclassification adjustments and tax	(3,969)	3,118
Other comprehensive income, net of tax	$5,973	$6,113

4. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average common shares outstanding during the reporting period. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if “in the money” stock options were exercised and converted into common stock. In determining the weighted-average shares outstanding for basic and diluted EPS, treasury shares are excluded. Vested restricted stock award (“RSA”) shares are included in the calculation of the weighted-average shares outstanding for basic and diluted EPS. Unvested RSA and performance-based share awards (“PSA”) shares not yet awarded are recognized as a special class of participating securities under ASC 260, and are included in the calculation of the weighted-average shares outstanding for basic and diluted EPS. Basic and diluted EPS on common stock and the basic and diluted EPS on participating securities are the same.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended
	March 31,
(In thousands except share and per share amounts)	2025	2024
Net income available to common stockholders	$19,636	$15,870
Less: Dividends paid and earnings allocated to participating securities	(314)	(257)
Income attributable to common stock	$19,322	$15,613
Weighted-average common shares outstanding, including participating securities	43,642,621	38,884,434
Less: weighted-average participating securities	(693,931)	(628,876)
Weighted-average common shares outstanding	42,948,690	38,255,558
Basic EPS	$0.45	$0.41

Income attributable to common stock	$19,322	$15,613
Weighted-average common shares outstanding	42,948,690	38,255,558
Weighted-average common equivalent shares outstanding	—	—
Weighted-average common and equivalent shares outstanding	42,948,690	38,255,558
Diluted EPS	$0.45	$0.41

Common and equivalent shares resulting from the dilutive effect of “in-the-money” outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 26,995 weighted-average stock options outstanding for the three months ended March 31, 2025 and 2024, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

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

6. SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	March 31, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	For Credit	Fair
(In thousands)	Cost	Gains	Losses	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(297)	$—	$9,703
Corporate securities	185,837	887	(10,295)	(893)	175,536
Pass-through mortgage-backed securities ("MBS") issued by government sponsored entities ("GSEs")	298,704	1,961	(1,152)	—	299,513
Agency CMOs	228,300	276	(25,570)	—	203,006
State and municipal obligations	24,112	—	(1,291)	—	22,821
Total securities available-for-sale	$746,953	$3,124	$(38,605)	$(893)	$710,579

	March 31, 2025
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$90,082	$—	$(8,853)	$81,229
Corporate securities	13,000	200	(710)	12,490
Pass-through MBS issued by GSEs	295,309	99	(37,675)	257,733
Agency CMOs	232,943	209	(25,818)	207,334
Total securities held-to-maturity	$631,334	$508	$(73,056)	$558,786

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(393)	$9,607
Corporate securities	173,972	755	(10,778)	163,949
Pass-through MBS issued by GSEs	303,303	30	(3,112)	300,221
Agency CMOs	220,314	16	(28,442)	191,888
State and municipal obligations	26,545	—	(1,517)	25,028
Total securities available-for-sale	$734,134	$801	$(44,242)	$690,693

	December 31, 2024
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,977	$—	$(10,961)	$79,016
Corporate securities	13,000	140	(855)	12,285
Pass-through MBS issued by GSEs	298,697	—	(43,716)	254,981
Agency CMOs	235,665	29	(29,699)	205,995
Total securities held-to-maturity	$637,339	$169	$(85,231)	$552,277

There were no transfers to or from securities held-to-maturity during the three months ended March 31, 2025 and 2024.

The carrying value of securities pledged at March 31, 2025 and December 31, 2024 was $677.1 million and $622.7 million, respectively.

At March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The following table presents the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2025
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$8,012	$7,909
One to five years	57,629	53,734
Five to ten years	149,415	142,407
Beyond ten years	4,000	4,010
Pass-through MBS issued by GSEs and agency CMOs	527,004	502,519
Total	$746,060	$710,579

Held-to-maturity
Within one year	$—	$—
One to five years	19,841	18,893
Five to ten years	83,241	74,826
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMOs	528,252	465,067
Total	$631,334	$558,786

There were no sales of securities available-for-sale or held-to-maturity during the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the gross unrealized losses and fair value of securities available-for-sale aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	March 31, 2025
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$—	$—	$9,703	$297	$9,703	$297
Corporate securities	21,875	125	126,654	10,170	148,529	10,295
Pass-through MBS issued by GSEs	44,456	335	5,967	817	50,423	1,152
Agency CMOs	7,705	4	151,713	25,566	159,418	25,570
State and municipal obligations	3,485	15	19,336	1,276	22,821	1,291

	December 31, 2024
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency Notes	$—	$—	$9,607	$393	$9,607	$393
Corporate securities	2,925	16	141,124	10,762	144,049	10,778
Pass-through MBS issued by GSEs	289,095	2,170	6,119	942	295,214	3,112
Agency CMOs	32,101	357	154,770	28,085	186,871	28,442
State and municipal obligations	3,469	31	21,559	1,486	25,028	1,517

As of March 31, 2025, the Company recognized a provision for credit losses of $893 thousand on an available-for-sale corporate security due to the issuer’s non-compliance with certain financial covenants, which was considered a credit deterioration event. Given the high-quality composition of the Company’s held-to-maturity portfolio, the Company did not record an allowance for credit losses on the held-to-maturity portfolio. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Accrued interest receivable on securities totaling $4.1 million and $5.7 million at March 31, 2025 and December 31, 2024, respectively, was included in other assets in the Consolidated Statements of Financial Condition and excluded from the amortized cost and estimated fair value totals in the table above.

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

At March 31, 2025, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. government: Agency Notes, Treasury Securities, Pass-through MBS issued by GSEs, Agency Collateralized Mortgage Obligations. None of the unrealized losses are related to credit quality of the issuer. A majority of the state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

The following table presents a rollforward of the allowance for credit losses for corporate securities available-for-sale for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Beginning balance	$—	$—
Provision for credit losses	893	—
Ending balance	$893	$—

7. LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	March 31, 2025	December 31, 2024
Business loans (1)	$2,788,201	$2,725,726
One-to-four family residential and cooperative/condominium apartment	961,069	951,528
Multifamily residential and residential mixed-use	3,779,923	3,820,283
Non-owner-occupied commercial real estate	3,190,898	3,230,535
Acquisition, development, and construction ("ADC")	140,309	136,172
Other loans	6,402	5,084
Total	10,866,802	10,869,328
Fair value hedge basis point adjustments (2)	1,933	2,615
Total loans, net of fair value hedge basis point adjustments	10,868,735	10,871,943
Allowance for credit losses	(90,455)	(88,751)
Loans held for investment, net	$10,778,280	$10,783,192
(1)	Business loans include commercial and industrial loans (“C&I loans”), owner-occupied commercial real estate loans and SBA Paycheck Protection Program (“PPP”) loans.
(2)	The loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

The following tables present data regarding the allowance for credit losses activity on loans held for investment for the periods indicated:

	At or for the Three Months Ended March 31, 2025
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$42,898	$9,501	$11,946	$21,876	$2,323	$207	$88,751
Provision (recovery) for credit losses	931	288	1,141	6,281	37	84	8,762
Charge-offs	(176)	(44)	—	(7,082)	—	(35)	(7,337)
Recoveries	262	—	—	—	—	17	279
Ending balance	$43,915	$9,745	$13,087	$21,075	$2,360	$273	$90,455

	At or for the Three Months Ended March 31, 2024
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$35,962	$6,813	$7,237	$19,623	$1,989	$119	$71,743
Provision (recovery) for credit losses	734	160	3,934	(178)	333	81	5,064
Charge-offs	(796)	—	—	—	—	(30)	(826)
Recoveries	81	—	—	—	—	6	87
Ending balance	$35,981	$6,973	$11,171	$19,445	$2,322	$176	$76,068

The following tables present the amortized cost basis of loans on non-accrual status as of the periods indicated:

	March 31, 2025
	Non-accrual with	Non-accrual with	Related
(In thousands)	No Allowance	Allowance	Allowance
Business loans	$3,624	$18,320	$16,297
One-to-four family residential and cooperative/condominium apartment	—	3,763	37
Non-owner-occupied commercial real estate	31,662	15	15
ADC	—	657	261
Total	$35,286	$22,755	$16,610

	December 31, 2024
	Non-accrual with	Non-accrual with	Related
(In thousands)	No Allowance	Allowance	Allowance
Business loans	$5,196	$17,428	$15,810
One-to-four family residential and cooperative/condominium apartment	—	3,213	31
Non-owner-occupied commercial real estate	16,456	6,504	432
ADC	—	657	287
Other loans	—	25	25
Total	$21,652	$27,827	$16,585

The Company did not recognize interest income on non-accrual loans held for investment during the three months ended March 31, 2025 and 2024.

The following tables summarize the past due status of the Company’s investment in loans as of the dates indicated:

	March 31, 2025
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$6,287	$151	$—	$21,944	$28,382	$2,759,819	$2,788,201
One-to-four family residential, including condominium and cooperative apartment	7,406	494	—	3,763	11,663	949,406	961,069
Multifamily residential and residential mixed-use	31,357	—	—	—	31,357	3,748,566	3,779,923
Non-owner-occupied commercial real estate	927	1,867	—	31,677	34,471	3,156,427	3,190,898
ADC	—	—	—	657	657	139,652	140,309
Other loans	—	—	—	—	—	6,402	6,402
Total	$45,977	$2,512	$—	$58,041	$106,530	$10,760,272	$10,866,802

	December 31, 2024
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$3,385	$2,441	$—	$22,624	$28,450	$2,697,276	$2,725,726
One-to-four family residential, including condominium and cooperative apartment	1,919	1,271	—	3,213	6,403	945,125	951,528
Multifamily residential and residential mixed-use	3,759	27,601	—	—	31,360	3,788,923	3,820,283
Non-owner-occupied commercial real estate	1,265	—	—	22,960	24,225	3,206,310	3,230,535
ADC	—	—	—	657	657	135,515	136,172
Other loans	2	—	—	25	27	5,057	5,084
Total	$10,330	$31,313	$—	$49,479	$91,122	$10,778,206	$10,869,328

Accruing Loans 90 Days or More Past Due:

There were no accruing loans 90 days or more past due at March 31, 2025 or at December 31, 2024.

Collateral Dependent Loans:

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated:

	March 31, 2025		December 31, 2024
	Real Estate	Associated Allowance	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses	Collateral Dependent	for Credit Losses
Business loans	$9,032	$1,452	$9,290	$1,408
Non-owner-occupied commercial real estate	31,662	—	22,944	416
ADC	657	261	657	287
Total	$41,351	$1,713	$32,891	$2,111

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

The following tables show the amortized cost basis as of March 31, 2025 and 2024 of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted:

	For the Three Months Ended March 31, 2025
			Term Extension	Significant Payment Delay	Term Extension		% of
		Significant	and Significant	and Interest	and Interest		Total Class of
(Dollars in thousands)	Term Extension	Payment Delay	Payment Delay	Rate Reduction	Rate Reduction	Total	Financing Receivable
Business loans	$—	$521	$—	$—	$14,188	$14,709	0.5%
Multifamily residential and residential mixed-use	—	27,603	—	—	—	27,603	0.7
Non-owner-occupied commercial real estate	—	27,752	—	15,205	—	42,957	1.3
Total	$—	$55,876	$—	$15,205	$14,188	$85,269	0.8%

	For the Three Months Ended March 31, 2024
					Significant
			Term Extension	Significant Payment Delay	Payment Delay, Term Extension		% of
		Significant	and Significant	and Interest	and Interest		Total Class of
(Dollars in thousands)	Term Extension	Payment Delay	Payment Delay	Rate Reduction	Rate Reduction	Total	Financing Receivable
Business loans	$1,889	$1,207	$304	$29	$—	$3,429	0.1%
One-to-four family residential, including condominium and cooperative apartment	—	—	404	—	—	404	0.0
Multifamily residential and residential mixed-use	—	61,832	—	—	—	61,832	1.5
Non-owner-occupied commercial real estate	—	31,157	—	—	—	31,157	0.9
ADC	—	—	—	—	12,253	12,253	7.0
Total	$1,889	$94,196	$708	$29	$12,253	$109,075	1.0%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty as of the dates indicated:

	For the Three Months Ended March 31, 2025
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	1.25%	103	$10
Multifamily residential and residential mixed-use	—	—	407
Non-owner-occupied commercial real estate	3.75	—	1,131

	For the Three Months Ended March 31, 2024
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	5.0%	12	$146
One-to-four family residential, including condominium and cooperative apartment	—	11	13
Multifamily residential and residential mixed-use	—	—	306
Non-owner-occupied commercial real estate	—	—	561
ADC	2.0	5	411

The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables describe the performance of loans that have been modified during the past 12 months.

	March 31, 2025
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$18,899	$—	$—	$—	$245	$19,144
One-to-four family residential, including condominium and cooperative apartment	—	—	—	—	892	892
Multifamily residential and residential mixed-use	—	27,603	—	—	—	27,603
Non-owner-occupied commercial real estate	27,752	—	—	—	15,205	42,957
Total	$46,651	$27,603	$—	$—	$16,342	$90,596

	March 31, 2024
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$13,694	$—	$240	$—	$2,140	$16,074
One-to-four family residential, including condominium and cooperative apartment	3,262	—	—	—	91	3,353
Multifamily residential and residential mixed-use	27,631	12,651	21,550	—	—	61,832
Non-owner-occupied commercial real estate	55,864	—	—	—	—	55,864
ADC	—	—	—	—	12,253	12,253
Total	$100,451	$12,651	$21,790	$—	$14,484	$149,376

As of March 31, 2025, there was one $15.2 million non-owner-occupied commercial loan that was modified to a borrower experiencing financial difficulty during the prior 12 months that subsequently defaulted. As of March 31, 2024, there were no loans modified to borrowers experiencing financial difficulty during the prior 12 months that subsequently defaulted. For the purposes of this disclosure, a payment default is defined as 90 or more days past due. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	March 31, 2025
(In thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$46,415	$397,937	$226,203	$311,457	$195,007	$498,755	$927,718	$58,722	$2,662,214
Special mention	—	128	495	34,133	3,993	17,559	5,252	9,222	70,782
Substandard	—	—	378	3,952	2,482	15,109	3,749	28,923	54,593
Doubtful	—	—	—	—	—	612	—	—	612
Total business loans	46,415	398,065	227,076	349,542	201,482	532,035	936,719	96,867	2,788,201
YTD Gross Charge-Offs	—	—	—	—	—	—	47	129	176

One-to-four family residential, and condominium/cooperative apartment:
Pass	28,063	133,899	157,062	200,806	97,158	300,119	24,904	9,054	951,065
Special mention	—	—	—	—	—	707	158	—	865
Substandard	—	—	—	—	—	8,228	—	911	9,139
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	28,063	133,899	157,062	200,806	97,158	309,054	25,062	9,965	961,069
YTD Gross Charge-Offs	—	—	—	—	—	44	—	—	44

Multifamily residential and residential mixed-use:
Pass	—	21,661	251,744	1,278,949	556,818	1,487,533	4,848	4,251	3,605,804
Special mention	—	—	—	1,202	12,349	84,708	—	—	98,259
Substandard	—	—	—	—	—	75,860	—	—	75,860
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	—	21,661	251,744	1,280,151	569,167	1,648,101	4,848	4,251	3,779,923
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Non-owner-occupied commercial real estate
Pass	6,368	55,167	206,196	718,908	593,440	1,397,639	12,103	16,994	3,006,815
Special mention	—	—	—	—	653	99,431	—	—	100,084
Substandard	—	—	—	—	16,471	67,528	—	—	83,999
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	6,368	55,167	206,196	718,908	610,564	1,564,598	12,103	16,994	3,190,898
YTD Gross Charge-Offs	—	—	—	—	—	5,259	1,823	—	7,082

ADC:
Pass	2,680	25,152	34,659	26,769	4,809	2,332	25,274	3,112	124,787
Special mention	—		—	—	14,865	—	—	—	14,865
Substandard	—	—	—	—	—	—	—	657	657
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	2,680	25,152	34,659	26,769	19,674	2,332	25,274	3,769	140,309
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	83,526	633,816	875,864	2,536,889	1,447,232	3,686,378	994,847	92,133	10,350,685
Special mention	—	128	495	35,335	31,860	202,405	5,410	9,222	284,855
Substandard	—	—	378	3,952	18,953	166,725	3,749	30,491	224,248
Doubtful	—	—	—	—	—	612	—	—	612
Total Loans	$83,526	$633,944	$876,737	$2,576,176	$1,498,045	$4,056,120	$1,004,006	$131,846	$10,860,400
YTD Gross Charge-Offs	$—	$—	$—	$—	$—	$5,303	$1,870	$129	$7,302

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$400,607	$232,017	$327,174	$201,799	$164,834	$348,388	$828,287	$67,238	$2,570,344
Special mention	135	754	36,740	4,220	4,333	17,226	26,292	14,497	104,197
Substandard	—	398	1,985	2,482	3,944	11,298	—	30,467	50,574
Doubtful	—	—	—	—	—	611	—	—	611
Total business loans	400,742	233,169	365,899	208,501	173,111	377,523	854,579	112,202	2,725,726
YTD Gross Charge-Offs	—	—	158	166	267	586	89	6,785	8,051

One-to-four family residential, and condominium/cooperative apartment:
Pass	134,804	159,300	202,706	98,491	63,093	247,952	26,724	8,364	941,434
Special mention	—	—	—	—	—	711	159	—	870
Substandard	—	—	—	—	984	7,326	—	914	9,224
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential, and condominium/cooperative apartment	134,804	159,300	202,706	98,491	64,077	255,989	26,883	9,278	951,528
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Multifamily residential and residential mixed-use:
Pass	21,810	252,975	1,285,619	560,039	286,653	1,239,261	4,285	4,267	3,654,909
Special mention	—	—	1,202	12,369	14,172	73,778	—	—	101,521
Substandard	—	—	—	—	—	63,853	—	—	63,853
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	21,810	252,975	1,286,821	572,408	300,825	1,376,892	4,285	4,267	3,820,283
YTD Gross Charge-Offs	400	—	—	—	1,292	2,985	—	—	4,677

Non-owner-occupied commercial real estate
Pass	57,280	215,279	724,041	601,508	408,361	1,020,137	11,937	8,966	3,047,509
Special mention	—	—	—	658	75,802	29,564	—	—	106,024
Substandard	—	—	—	16,471	34,236	26,295	—	—	77,002
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	57,280	215,279	724,041	618,637	518,399	1,075,996	11,937	8,966	3,230,535
YTD Gross Charge-Offs	—	—	—	2,797	4,033	—	—	96	6,926

ADC:
Pass	16,154	34,169	25,950	4,810	—	2,468	24,868	12,122	120,541
Special mention	—	—	—	14,974	—	—	—	—	14,974
Substandard	—	—	—	—	—	—	—	657	657
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	16,154	34,169	25,950	19,784	—	2,468	24,868	12,779	136,172
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	630,655	893,740	2,565,490	1,466,647	922,941	2,858,206	896,101	100,957	10,334,737
Special mention	135	754	37,942	32,221	94,307	121,279	26,451	14,497	327,586
Substandard	—	398	1,985	18,953	39,164	108,772	—	32,038	201,310
Doubtful	—	—	—	—	—	611	—	—	611
Total Loans	$630,790	$894,892	$2,605,417	$1,517,821	$1,056,412	$3,088,868	$922,552	$147,492	$10,864,244
YTD Gross Charge-Offs	$400	$—	$158	$2,963	$5,592	$3,571	$89	$6,881	$19,654

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

(In thousands)	March 31, 2025	December 31, 2024
Performing	$6,402	$5,059
Non-accrual	—	25
Total	$6,402	$5,084

8. LEASES

The following table presents the Company’s remaining maturities of undiscounted lease payments, as well as a reconciliation to the discounted operating lease liabilities in the Consolidated Statements of Financial Condition at March 31, 2025:

(In thousands)
2025	$10,681
2026	14,047
2027	12,206
2028	5,921
2029	3,211
Thereafter	5,772
Total undiscounted lease payments	51,838
Less amounts representing interest	(3,406)
Operating lease liabilities	$48,432

Other information related to the Company’s operating leases was as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Operating lease cost	$3,632	$3,291
Cash paid for amounts included in the measurement of operating lease liabilities	3,651	3,276

	As of March 31, 2025		As of December 31, 2024
Weighted average remaining lease term	4.3	years	4.4	years
Weighted average discount rate	2.84%		2.72%

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

Effect of Derivatives on the Consolidated Statements of Financial Condition

The tables below present the notional amounts and fair values of the Company’s derivative financial instruments as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Assets	Amount	Assets
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$150,000	$6,591	$150,000	$8,318

Derivatives not designated as hedging instruments:
Interest rate products	1,644,759	92,149	1,665,949	108,178

	March 31, 2025		December 31, 2024
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Liabilities	Amount	Liabilities
Derivatives designated as hedging instruments:
Fair value hedges - interest rate products	$500,000	$39	$500,000	$—
Cash flow hedges - interest rate products	400,000	313	350,000	159

Derivatives not designated as hedging instruments:
Interest rate products	1,644,759	92,149	1,665,949	108,178
Risk participations	140,853	15	141,080	10

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025		2024
	Interest	Interest	Interest	Interest
(In thousands)	Income	Expense	Income	Expense
Effects of fair value or cash flow hedges are recorded	$(622)	$1,840	$628	2,435

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts:
Hedged items	(683)	—	(5,273)	—
Derivatives designated as hedging instruments	61	—	5,901	—

Gain or (loss) on cash flow hedging relationships
Interest contracts:
Loss reclassified from AOCI into income	—	1,840	—	2,435

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

As of March 31, 2025 and December 31, 2024, the Company posted $2.0 million and $2.7 million, respectively, to the Chicago Mercantile Exchange (“CME”) clearing house related to the fair value derivatives settled daily to market. The Company pays an average fixed rate of 4.82% and receives a floating rate based on the US federal funds effective rate for the life of the agreement without an exchange of the underlying notional amount.

The amortized cost basis of the closed portfolio of the fixed rate mortgage loans on March 31, 2025 totaled $685.4 million. The amount identified as the last-of-layer in the open hedge relationship was $500.0 million, which is the amount of loans in the closed portfolio anticipated to be outstanding for the designated hedge period. The basis adjustment associated with the hedge was a $1.9 million asset as of March 31, 2025, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedged relationship.

The amortized cost basis of the closed portfolio of the fixed rate mortgage loans on December 31, 2024 totaled $692.2 million. The amount identified as the last-of-layer in the open hedge relationship was $500.0 million, which is the amount of loans in the closed portfolio anticipated to be outstanding for the designated hedge period. The basis adjustment associated with the hedge was a $2.6 million asset as of December 31, 2024, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedged relationship.

During the three months ended March 31, 2025 and 2024, the Company recorded a $622 thousand debit and $628 thousand credit, respectively, from the swap transaction as a component of interest income in the consolidated statements of operations.

As of March 31, 2025 and December 31, 2024, the following amounts were recorded on the consolidated statements of financial condition related to cumulative basis adjustment for fair value hedges:

	March 31, 2025		December 31, 2024
(In thousands)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed Rate Loans	$687,307	$1,933	$694,774	$2,615

Cash Flow Hedges

Cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company uses these types of derivatives to hedge the variable cash flows associated with existing or forecasted issuances of short-term borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $5.1 million will be reclassified as a decrease to interest expense.

The Company did not terminate any derivatives during the three months ended March 31, 2025 and March 31, 2024, respectively.

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
(Loss) gain recognized in other comprehensive income (loss)	$(7,567)	$2,145
Loss reclassified from other comprehensive income into interest expense	(1,840)	(2,435)

All cash flow hedges are recorded gross on the Consolidated Statement of Financial Condition.

Certain cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Company to post cash collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of March 31, 2025 and December 31, 2024, the Company did not post collateral to the third-party counterparties. As of March 31, 2025, the Company received $7.4 million in collateral from its third-party counterparties under the agreements in a net asset position. As of March 31, 2025, the Company posted $3.0 million to the CME clearing house that are accounted for as settlements of the derivative liabilities. As of December 31, 2024, the Company received $9.1 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2024, the Company posted $856 thousand to the CME clearing house that are accounted for as settlements of the derivative asset.

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

	March 31, 2025
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/liabilities:
Loan level interest rate swaps with borrower	48	$539,938	$9,396	$—
Loan level interest rate swaps with borrower	171	1,104,821	—	82,753
Loan level interest rate swaps with third-party counterparties	48	539,938	—	9,396
Loan level interest rate swaps with third-party counterparties	171	1,104,821	82,753	—

	December 31, 2024
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/liabilities:
Loan level interest rate swaps with borrower	23	$321,745	$3,704	$—
Loan level interest rate swaps with borrower	202	1,344,204	—	104,474
Loan level interest rate swaps with third-party counterparties	23	321,745	—	3,704
Loan level interest rate swaps with third-party counterparties	202	1,344,204	104,474	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Loan level derivative income	$61	$406

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of March 31, 2025 and December 31, 2024, the Company did not post collateral to its third-party counterparties, respectively. As of March 31, 2025, the Company received $77.8 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2024, the Company received $103.3 million in collateral from its third-party counterparties under the agreements in a net asset position.

Risk Participation Agreements

The Company enters into risk participation agreements to manage economic risks but does not designate the instruments in hedge relationships. As of March 31, 2025 and December 31, 2024, the notional amounts of risk participation agreements for derivative liabilities were $140.9 million and $141.1 million, respectively. The related fair values of the Company’s risk participation agreements as of March 31, 2025 and December 31, 2024 were $15 thousand and $10 thousand, respectively.

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

For derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, any breach of the above provisions by the Company may require settlement of its obligations under the agreements at the termination value with the respective counterparty. As of March 31, 2025, there were no derivatives in a net liability position, and therefore the termination value was zero. There were no provisions breached for the three months ended March 31, 2025.

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

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by GSEs as of March 31, 2025 and December 31, 2024. In accordance with the Company’s investment policy, corporate securities are rated “investment grade” at the time of purchase and the financials of the issuers are reviewed quarterly.

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

		Fair Value Measurements
		at March 31, 2025 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$9,703	$—	$9,703	$—
Corporate securities	175,536	—	175,536	—
Pass-through MBS issued by GSEs	299,513	—	299,513	—
Agency CMOs	203,006	—	203,006	—
State and municipal obligations	22,821	—	22,821	—
Derivative – cash flow hedges	6,591	—	6,591	—
Derivative – freestanding derivatives, net	92,149	—	92,149	—
Financial Liabilities:
Derivative – fair value hedges	39	—	39	—
Derivative – cash flow hedges	313	—	313	—
Derivative – freestanding derivatives, net	92,149	—	92,149	—
Derivative – risk participations	15	—	15	—

		Fair Value Measurements
		at December 31, 2024 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency Notes	$9,607	$—	$9,607	$—
Corporate securities	163,949	—	163,949	—
Pass-through MBS issued by GSEs	300,221	—	300,221	—
Agency CMOs	191,888	—	191,888	—
State and municipal obligations	25,028	—	25,028	—
Derivative – cash flow hedges	8,318	—	8,318	—
Derivative – freestanding derivatives, net	108,178	—	108,178	—
Financial Liabilities:
Derivative – cash flow hedges	159	—	159	—
Derivative – freestanding derivatives, net	108,178	—	108,178	—
Derivative – risk participations	10	—	10	—

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

March 31, 2025
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$1,958	$—	$—	$1,958

December 31, 2024
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$7,584	$—	$—	$7,584

Individually evaluated loans with an allowance for credit losses at March 31, 2025 had a carrying amount of $2.0 million, which is made up of the outstanding balance of $3.7 million, net of a valuation allowance of $1.7 million. There was a credit loss recovery of $398 thousand on collateral dependent individually evaluated loans during the three months ended March 31, 2025, which is included in the amounts reported in the Consolidated Statements of Operations.

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

		Fair Value Measurements
		at March 31, 2025 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$1,030,702	$1,030,702	$—	$—	$1,030,702
Securities held-to-maturity	631,334	—	558,786	—	558,786
Loans held for sale	2,527	—	—	2,527	2,527
Loans held for investment, net	10,776,322	—	—	10,419,587	10,419,587
Accrued interest receivable	56,044	—	6,438	49,606	56,044
Financial Liabilities:
Savings, money market and checking accounts (1)	10,494,856	10,494,856	—	—	10,494,856
Certificates of deposit ("CDs")	1,121,068	—	1,118,156	—	1,118,156
FHLBNY advances	508,000	—	510,485	—	510,485
Subordinated debt, net	272,370	—	256,150	—	256,150
Accrued interest payable	9,302	—	9,302	—	9,302

(1) Includes mortgage escrow deposits.

		Fair Value Measurements
		at December 31, 2024 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$1,283,571	$1,283,571	$—	$—	$1,283,571
Securities held-to-maturity	637,339	—	552,277	—	552,277
Loans held for sale	22,625	—	—	22,625	22,625
Loans held for investment, net	10,775,608	—	—	10,354,366	10,354,366
Accrued interest receivable	55,970	—	6,676	49,294	55,970
Financial Liabilities:
Savings, money market and checking accounts (1)	10,617,060	10,617,060	—	—	10,617,060
CDs	1,069,081	—	1,066,630	—	1,066,630
FHLBNY advances	608,000	—	608,908	—	608,908
Subordinated debt, net	272,325	—	257,464	—	257,464
Other short-term borrowings	50,000	50,000	—	—	50,000
Accrued interest payable	8,586	—	8,586	—	8,586

(1) Includes mortgage escrow deposits.

11. OTHER INTANGIBLE ASSETS

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable.

(In thousands)	March 31, 2025	December 31, 2024
Gross carrying value	$10,204	$10,204
Accumulated amortization	(6,560)	(6,308)
Net carrying amount	$3,644	$3,896

Amortization expense recognized on intangible assets was $252 thousand and $307 thousand for the three months ended March 31, 2025 and March 31, 2024, respectively.

Estimated amortization expense for the remainder of 2025 through 2029 and thereafter is as follows:

(In thousands)
2025	$706
2026	795
2027	664
2028	560
2029	475
Thereafter	444
Total	$3,644

12. FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY totaling $508.0 million and $608.0 million at March 31, 2025 and December 31, 2024, respectively, all of which were fixed rate. In accordance with FHLBNY advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank had remaining FHLBNY borrowing capacity of $1.91 billion as of March 31, 2025 and $1.84 billion as of December 31, 2024, and maintained sufficient qualifying collateral, as defined by the FHLBNY.

For the three months ended March 31, 2025, the Company did not incur any prepayment penalty expense related to the extinguishment of debt. During the three months ended March 31, 2024, the Company had $453 thousand of prepayment penalty expense recognized as a loss on extinguishment of debt.

The following table is a summary of FHLBNY extinguishments for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
FHLBNY advances extinguished	$-	$1,655,000
Weighted average rate	-%	5.28%
Loss on extinguishment of debt	$-	$453

The following table presents the contractual maturities of FHLBNY advances for each of the next five years.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Overnight, fixed rate at 4.67%	—	100,000
2025, fixed rate at rates from 0.59% to 4.43%	400,000	400,000
2027, fixed rate at 4.25%	36,000	36,000
2028, fixed rate at 4.04%	12,000	12,000
2029, fixed rate at rates from 3.98% to 4.03%	60,000	60,000
Total FHLBNY advances	$508,000	$608,000

Total FHLBNY advances had a weighted average interest rate of 4.40% and 4.58% at March 31, 2025 and December 31, 2024, respectively.

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

The subordinated debentures totaled $272.4 million and $272.3 million at March 31, 2025 and December 31, 2024, respectively. Interest expense related to the subordinated debentures was $4.3 million and $2.6 million during the three months ended March 31, 2025 and 2024, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

14. RETIREMENT AND POSTRETIREMENT PLANS

The Bank maintains two noncontributory pension plans that existed before the Merger: (i) the Retirement Plan of Dime Community Bank (“Employee Retirement Plan”) and (ii) the BNB Bank Pension Plan, covering all eligible employees.

Employee Retirement Plan

The Bank sponsors the Employee Retirement Plan, a tax-qualified, noncontributory, defined-benefit retirement plan. Prior to April 1, 2000, substantially all full-time employees of at least 21 years of age were eligible for participation after one year of service. Effective April 1, 2000, the Bank froze all participant benefits under the Employee Retirement Plan. On December 21, 2023, the Company’s Board of Directors adopted a resolution to terminate the Employee Retirement Plan effective December 31, 2023. Retirement benefits of the plan were vested as they were earned. For the year ended December 31, 2024, the Bank used December 31st as its measurement date for the Employee Retirement Plan.

BNB Bank Pension Plan

During 2012, Bridge Bancorp, Inc., (“Bridge”) amended the BNB Bank Pension Plan by revising the formula for determining benefits effective January 1, 2013, except for certain grandfathered Bridge employees. Additionally, new Bridge employees hired on or after October 1, 2012 were not eligible for the BNB Bank Pension Plan. Effective December 31, 2023, the Bank froze all participant benefits under the BNB Pension Plan, the impact of which is reflected in the recorded curtailment as of December 31, 2023. On December 21, 2023, the Company’s Board of Directors adopted a resolution to terminate the BNB Bank Pension Plan effective December 31, 2023. The termination was effectively completed by March 31, 2025. Retirement benefits of the plan were vested as they were earned. For the year ended December 31, 2024, the Bank used December 31st as its measurement date for the BNB Bank Pension Plan.

The following tables represent the components of net periodic (credit) benefit cost associated with these plans:

	Three Months Ended March 31,
	2025		2024

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$—	$—	$—	$—
Interest cost	271	217	310	210
Expected return on assets	(534)	(323)	(680)	(360)
Amortization of unrealized loss	49	233	—	203
Net periodic (credit) benefit	$(214)	$127	$(370)	$53
Settlement loss recognized	7,231	—	—	—
Total benefit cost	$7,017	$127	$(370)	$53

There were no contributions to the BNB Bank Pension Plan or the Employee Retirement Plan for the three months ended March 31, 2025 and 2024.

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) that existed before the Merger. The 401(k) Plan covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the first pay date following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $23,500 for the calendar year ended December 31, 2025. Under the provisions of the 401(k) Plan, Dime Community Bank provides an employer non-elective contribution to employee accounts equivalent to 3% of eligible compensation. Participants can invest their account balances into several investment alternatives. The 401(k) Plan does not allow for investment of new contributions in the Company’s common stock, nor does it allow participants to transfer existing balances into the Company’s common stock. The 401(k) Plan held Company common stock within the accounts of participants totaling $6.0 million and $4.4 million at March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, the Company did not recognize any expense as a component of salaries and employee benefits expense for the 401(k) Plan. During the three months ended March 31, 2024, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $872 thousand.

15. STOCK-BASED COMPENSATION

In May 2021, the Company’s stockholders approved the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. The Company no longer makes grants under the Legacy Stock Plans. Awards outstanding under the Legacy Stock Plans will continue to remain outstanding and subject to the terms and conditions of the Legacy Stock Plans. An additional 1,185,000 shares of common stock were reserved to be issued under the 2021 Equity Incentive Plan following stockholder approval at the Annual Meeting of Shareholders on May 23, 2024. At March 31, 2025, there were 1,250,943 shares reserved for issuance under the 2021 Equity Incentive Plan.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average Exercise	Contractual	Intrinsic
(Dollars in thousands except share and per share amounts)	Options	Price	Years	Value
Options outstanding at January 1, 2025	26,995	$35.39	4.2	—
Options exercised	—	—
Options forfeited	—	—
Options outstanding at March 31, 2025	26,995	$35.39	4.0	$—
Options vested and exercisable at March 31, 2025	26,995	$35.39	4.0	$—

Information related to stock options during each period is as follows:

Three Months Ended
March 31,
(In thousands)	2025	2024
Cash received for option exercise cost	$—	$—
Income tax (expense) benefit recognized on stock option exercises	—	—
Intrinsic value of options exercised	—	—

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of March 31, 2025 were as follows:

	Outstanding Options		Vested Options
		Weighted		Weighted
		Average		Average
	Number	Contractual	Number	Contractual
	of	Years	of	Years
	Options	Remaining	Options	Remaining
Exercise Prices:
$34.87	10,061	4.9	10,061	4.9
$35.35	9,802	3.9	9,802	3.9
$36.19	7,132	2.9	7,132	2.9
Total	26,995	4.0	26,995	4.0

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2025	470,236	$22.79
Shares granted	146,558	29.69
Shares vested	(207,898)	24.45
Shares forfeited	(575)	28.58
Unvested allocated shares outstanding at March 31, 2025	408,321	$24.42

Information related to RSAs during each period is as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Compensation expense recognized	$1,406	$1,373
Income tax benefit (expense) recognized on vesting of RSAs	322	(240)

As of March 31, 2025, there was $8.5 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 2.1 years.

Performance-Based Share Awards

The Company maintains a Long-Term Incentive Plan (“LTIP”) for certain officers, which meets the criteria for equity-based accounting. For each award, threshold (50% of target), target (100% of target) and stretch (150% of target) opportunities are eligible to be earned over a three-year performance period based on the Company’s relative performance on certain goals that were established at the onset of the performance period and cannot be altered subsequently. Shares of common stock are issued on the grant date and held as unvested stock awards until the end of the performance period. Shares are issued at the stretch opportunity in order to ensure that an adequate number of shares are allocated for shares expected to vest at the end of the performance period. Compensation expense on PSAs is based upon the fair value of the shares on the date of the grant for the expected aggregate share payout as of the period end.

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Maximum aggregate share payout at January 1, 2025	258,864	$18.69
Shares granted	98,449	28.19
Shares forfeited	(1,789)	34.57
Shares vested	(7,166)	34.57
Maximum aggregate share payout at March 31, 2025	348,358	$20.97
Minimum aggregate share payout	—	—
Expected aggregate share payout	340,830	$20.91

Information related to PSAs during each period is as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Compensation expense recognized	$478	$357
Income tax expense recognized on vesting of PSAs	(9)	—

As of March 31, 2025, there was $4.9 million of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.2 years.

16. INCOME TAXES

During the three months ended March 31, 2025 and 2024, the Company’s consolidated effective tax rates were 25.3% and 27.1%, respectively. There were no significant unusual income tax items during the three months ended March 31, 2025 and 2024, respectively.

17. SEGMENT REPORTING

The Chief Executive Officer, who is designated as the chief operating decision maker (“CODM”), determines the Company’s reportable segment. The Chief Executive Officer along with others in the Company’s executive management evaluates performance and allocates resources based upon analysis of the Company as one operating segment or unit.  The activities of the Company comprise one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on the manner in which it supports the other activities of the Company. All the consolidated assets are attributable to the Community Banking segment. The accounting policies of the Community Banking segment are the same as those described in Note 1 “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2024.

The Company provides a range of community banking services, including commercial and consumer lending, personal and business banking, treasury management and merchant services, and other financial services primarily to individuals, businesses, and municipalities in the Greater Long Island area.

The CODM is provided with the Company’s consolidated statements of financial condition and operations and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which can be seen on the consolidated statement of operations. These results are used to benchmark the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cash flows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment and in establishing management’s compensation. All revenues are derived from banking operations within the United States, and for the three months ended March 31, 2025 and 2024, no customer accounted for more than 10% of the Company's consolidated revenue.

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

Selected Financial Highlights and Other Data

(Dollars in Thousands Except Per Share Amounts)

	At or For the
	Three Months Ended
	March 31,
	2025	2024
Per Share Data:
Reported EPS (Diluted)	$0.45	$0.41
Cash dividends paid per common share	0.25	0.25
Book value per common share	29.58	28.84
Dividend payout ratio	55.56%	60.98%
Performance and Other Selected Ratios:
Return on average assets	0.62%	0.51%
Return on average equity	6.04	5.68
Net interest spread	1.95	1.15
Net interest margin	2.95	2.21
Average interest-earning assets to average interest-bearing liabilities	146.99	138.59
Non-interest expense to average assets	1.90	1.52
Efficiency ratio	63.1	64.0
Loan-to-deposit ratio at end of period	93.6	98.8
Effective tax rate	25.26	27.13
Asset Quality Summary:
Non-performing loans (1)	$58,041	$34,827
Non-performing assets	58,041	34,827
Net charge-offs	7,058	739
Non-performing assets/Total assets	0.41%	0.26%
Non-performing loans/Total loans	0.53	0.32
Allowance for credit losses/Total loans	0.83	0.71
Allowance for credit losses/Non-performing loans	155.85	218.42
(1) Non-performing loans are defined as all loans on non-accrual status.

Critical Accounting Estimates

Note 1. Summary of Significant Accounting Policies, to the Company’s Audited Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2024 contains a summary of significant accounting policies. These critical accounting estimates involve a significant degree of complexity and require management to make difficult subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. Policies with respect to the methodologies used to determine the allowance for credit losses on loans held for investment and are important to the presentation of the Company’s consolidated financial condition and results of operations. The use of different judgments, assumptions or estimates could result in material variations in the Company’s consolidated results of operations or financial condition.

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

The Bank is a member of American Financial Exchange (“AFX”), through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily. At March 31, 2025, the Bank did not have any such borrowings outstanding through the AFX. At December 31, 2024, the Bank had $50.0 million of such borrowings outstanding through the AFX, which is included in other short-term borrowings on the consolidated statements of financial condition.

The Bank utilizes repurchase agreements as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities. As of March 31, 2025 and December 31, 2024, the Bank did not have any repurchase agreements.

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

Total deposits (including mortgage escrow deposits) decreased $70.2 million during the three months ended March 31, 2025, compared to an increase of $368.2 million during the three months ended March 31, 2024. The decrease in deposits during the current period was primarily due to a decrease in interest bearing and non-interest-bearing checking accounts, offset by the growth in money market accounts, CD’s and savings accounts deposits.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, additional sources of funds are available through a borrowing line at the FHLBNY, borrowing capacity at the AFX, lines of credit with unaffiliated correspondent banks, and various brokered deposit sources. At March 31, 2025, the Bank had remaining borrowing capacity of $1.91 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings). The Bank also had access to the FRB Discount Window. At March 31, 2025, an available line of credit totaling $395.9 million was in place at the FRB backed by investment securities with no advances drawn. Additionally, at March 31, 2025, a line of credit totaling $3.16 billion was in place at the FRB secured by certain qualifying 1-4 family residential mortgage loans, construction loans and CRE loans with no amounts drawn.

The Bank reduced its outstanding FHLBNY advances by $100.0 million during the three months ended March 31, 2025, compared to a reduction of $540.0 million during the three months ended March 31, 2024. See Note 12. “FHLBNY Advances” for further information.

Subordinated debentures totaled $272.4 million at March 31, 2025 compared to $272.3 million at December 31, 2024. See Note 13. “Subordinated Debentures” to our Consolidated Financial Statements for further information.

During the three months ended March 31, 2025 and 2024, business loan originations totaled $42.6 million and $49.0 million, respectively. During the three months ended March 31, 2025, and 2024, real estate loan originations (excluding owner-occupied commercial real estate) totaled $28.9 million and $49.2 million, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by their primary federal regulators. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At March 31, 2025, both the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered “well capitalized” for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at March 31, 2025
			Basel III
		Consolidated	Minimum	To Be Categorized as
	Bank	Company	Requirement	“Well Capitalized” (1)
Tier 1 common equity ratio	14.0%	11.1%	4.5%	6.5%
Tier 1 risk-based capital ratio	14.0	12.2	6.0	8.0
Total risk-based capital ratio	14.9	15.7	8.0	10.0
Tier 1 leverage ratio	10.8	9.5	4.0	5.0
(1)	Only the Bank is subject to these requirements.

During the three months ended March 31, 2025 and 2024, the Holding Company did not repurchase any shares of its common stock. As of March 31, 2025, 1,566,947 shares remained available for purchase under the authorized share repurchase programs. See “Part II - Item 2. Other Information - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for additional information about repurchases of common stock.

The Holding Company paid $1.8 million in cash dividends on its preferred stock during the three months ended March 31, 2025, and 2024, respectively.

The Holding Company paid $10.7 million and $9.7 million in cash dividends on its common stock during the three months ended March 31, 2025, and 2024, respectively.

Contractual Obligations

The Bank generally has borrowings outstanding in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of March 31, 2025, the Bank had $156.9 million of firm loan commitments that were accepted by the borrowers.

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

Concentrations of Lending Activities

Non-owner occupied commercial real estate loans and multifamily residential and residential mixed-use loans have collectively represented the largest percentage of the Company’s loan portfolio, accounting for 64% and 65% of total loans held for investment as of March 31, 2025 and December 31, 2024, respectively. Non-owner occupied commercial real estate loans represent 29% and 30% of total loans held for investment as of March 31, 2025 and December 31, 2024, respectively. Multifamily residential and residential mixed-use loans made up 35% of total loans held for investment as of March 31, 2025 and December 31, 2024, respectively. The Company expects that non-owner occupied commercial real estate loans and multifamily residential and residential mixed-use loans will continue to be a significant portion of the Company’s total loan portfolio.

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

The following tables present the composition by property type and weighted average loan-to-value (“LTV”) of the Company’s non-owner occupied commercial real estate loans:

	March 31, 2025
					Weighted
					Average Rate
(Dollars in thousands)	NY	NJ	Other	Balance	LTV
Investor commercial real estate:
Retail	$1,060,170	$67,252	$3,561	$1,130,983	51%
Investor office	442,701	135,243	3,108	581,052	57
Warehouse/ Industrial	336,783	41,459	69,024	447,266	56
Hotels	354,287	424	11,877	366,588	57
Supportive housing	160,278	—	—	160,278	59
Medical office	101,537	—	28,314	129,851	61
Educational facility or library	113,755	—	—	113,755	57
Medical facility	60,745	—	—	60,745	71
Other (1)	194,944	2,738	2,698	200,380	54
Total investor commercial real estate	$2,825,200	247,116	118,582	$3,190,898	55%
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.

	December 31, 2024
					Weighted
					Average Rate
(Dollars in thousands)	NY	NJ	Other	Balance	LTV
Investor commercial real estate:
Retail	$1,085,618	$62,990	$3,594	$1,152,202	51%
Investor office	439,359	135,584	3,127	578,070	58
Warehouse/ Industrial	337,288	43,458	69,314	450,060	54
Hotels	356,450	425	11,934	368,809	57
Supportive housing	161,207	—	—	161,207	59
Medical office	106,403	—	28,470	134,873	62
Educational facility or library	120,719	—	—	120,719	59
Medical facility	60,866	—	—	60,866	71
Other (1)	196,304	2,763	4,662	203,729	54
Total investor commercial real estate	$2,864,214	245,220	121,101	$3,230,535	55%
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.

The following tables present the composition by property type and weighted average LTV of the Company’s multifamily residential and residential mixed-use loans:

	March 31, 2025
		Weighted
	Total	Average Rate
(Dollars in thousands)	Balance	LTV
Multifamily residential and residential mixed-use:
New York City (1)
100% rent regulated (2)	$561,283	57%
Majority rent regulated (2)	638,100	59
Majority free market	1,839,105	55
Total New York City	3,038,488	56

Outside New York City	741,435	59
Total multifamily residential and residential mixed-use	$3,779,923	57%
(1)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(2)	Composition based on revenue.

	December 31, 2024
		Weighted
	Total	Average Rate
(Dollars in thousands)	Balance	LTV
Multifamily residential and residential mixed-use:
New York City (1)
100% rent regulated (2)	$572,054	58%
Majority rent regulated (2)	643,908	59
Majority free market	1,846,525	55
Total New York City	3,062,487	56

Outside New York City	757,796	59
Total multifamily residential and residential mixed-use	$3,820,283	57%
(1)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(2)	Composition based on revenue.

Additional information related to the granularity in the non-owner occupied commercial real estate and multifamily residential and residential mixed-use portfolios is presented in the tables below as of March 31, 2025 and December 31, 2024:

	March 31, 2025
		Number of
	Average	loans
(Dollars in thousands)	Loan Size	> $20 million
Investor commercial real estate:
Retail	$2,606	3
Investor Office	6,053	8
Warehouse/ Industrial	3,958	5
Hotels	8,728	8
Supportive housing	20,035	3
Medical office	6,183	2
Educational facility or library	10,341	—
Medical facility	7,593	1
Other (1)	1,908	—

Multifamily residential and residential mixed-use:
New York City (2)
100% rent regulated (3)	2,473	—
Majority rent regulated (3)	3,798	2
Majority free market	3,921	7
Outside New York City	4,577	8
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.
(2)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(3)	Composition based on revenue.

	December 31, 2024
		Number of
	Average	loans
(Dollars in thousands)	Loan Size	> $20 million
Investor commercial real estate:
Retail	$2,613	4
Investor Office	5,781	8
Warehouse/ Industrial	3,983	5
Hotels	8,781	8
Supportive housing	20,151	3
Medical office	6,423	2
Educational facility or library	10,060	—
Medical facility	7,608	1
Other (1)	1,922	—

Multifamily residential and residential mixed-use:
New York City (2)
100% rent regulated (3)	2,487	—
Majority rent regulated (3)	3,810	2
Majority free market	3,864	7
Outside New York City	4,521	8
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.
(2)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(3)	Composition based on revenue.

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

Monitoring and Collection of Delinquent Loans

Our management reviews delinquent loans on a monthly basis and reports to our Board of Directors or Committees of the Board of Directors at each regularly scheduled Board or Committee meeting regarding the status of all non-performing and otherwise delinquent loans in our loan portfolio.

Our loan servicing policies and procedures require that an automated late notice be sent to a delinquent borrower as soon as possible after a payment is ten days late in the case of business loans, multifamily residential and mixed use, non-owner-occupied commercial real estate loans, and ADC loans, or fifteen days late in connection with one-to-four family and consumer loans. Thereafter, periodic letters are mailed and phone calls placed to the borrower until payment is received or the loan is transferred to workout. When contact is made with the borrower at any time prior to foreclosure, we will attempt to obtain the full payment due or negotiate a repayment schedule with the borrower to avoid foreclosure.

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

Non-accrual Loans

Within our held-for-investment loan portfolio, non-accrual loans totaled $58.0 million at March 31, 2025 and $49.5 million at December 31, 2024.

The following is a reconciliation of non-accrual loans as of the dates indicated:

	March 31,	December 31,	March 31,
	2025	2024	2024

	(Dollars in thousands)
Non-accrual loans:
Business loans	$21,944	$22,624	$18,213
One-to-four family residential, including condominium and cooperative apartment	3,763	3,213	3,689
Multifamily residential and residential mixed-use	—	—	—
Non-owner-occupied commercial real estate	31,677	22,960	15
ADC	657	657	12,910
Other loans	—	25	—
Total non-accrual loans	$58,041	$49,479	$34,827
Ratios:
Total non-accrual loans to total loans	0.53%	0.46%	0.32%
Total non-performing assets to total assets	0.41	0.34	0.26

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

There was no carrying value of OREO properties on our Consolidated Statement of Financial Condition at March 31, 2025 or December 31, 2024. We did not recognize any provisions for losses on OREO properties during the three months ended March 31, 2025 or 2024.

Past Due Loans

Loans Delinquent 30 to 59 Days

At March 31, 2025, there were $46.0 million of loans that were past due between 30 and 59 days, compared to $10.3 million at December 31, 2024. The 30 to 59-day delinquency levels fluctuate monthly and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At March 31, 2025, there were $2.5 million of loans that were past due between 60 and 89 days past due, compared to $31.3 million at December 31, 2024. The 60 to 89-day delinquency levels fluctuate monthly and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

There were no accruing loans 90 days or more past due at March 31, 2025 or at December 31, 2024.

Reserve for Unfunded Loan Commitments

The Bank maintains a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of our reserve was $2.6 million and $2.7 million at March 31, 2025 and December 31, 2024, respectively. This reserve is determined based upon the outstanding volume of unfunded loan commitments at each period end. Any increases or reductions in this reserve are recognized in provision for credit losses.

Allowance for Credit Losses

Provision for credit losses for the three months ended March 31, 2025 and 2024 was $9.6 million and $5.2 million, respectively. The $9.6 million credit loss provision for the three months ended March 31, 2025, was primarily associated with provisioning for individually analyzed loans. The $5.2 million credit loss provision for the three months ended March 31, 2024, was primarily associated with provisioning for the Bank’s pooled multifamily loan portfolio.

For a further discussion of the allowance for credit losses and related activity during the three months ended March 31, 2025 and 2024, please see Note 7 to the condensed Consolidated Financial Statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of loans in each category to total loans as of the dates indicated.

	March 31, 2025		December 31, 2024
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allocated	to Total	Allocated	to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Business loans	$43,915	25.66%	$42,898	25.08%
One-to-four family residential and cooperative/condominium apartment	9,745	8.84	9,501	8.75
Multifamily residential and residential mixed-use	13,087	34.79	11,946	35.16
Non-owner-occupied commercial real estate	21,075	29.36	21,876	29.72
ADC	2,360	1.29	2,323	1.25
Other loans	273	0.06	207	0.04
Total	$90,455	100.00%	$88,751	100.00%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	At or for the Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Total loans outstanding at end of period (1)	$10,866,802	$10,763,265
Average total loans outstanding during the period (2)	10,865,868	10,742,050
Allowance for credit losses balance at end of period	90,455	76,068
Allowance for credit losses to total loans at end of period	0.83%	0.71%
Non-performing loans to total loans at end of period	0.53	0.32
Allowance for credit losses to total non-performing loans at end of period	155.85	218.42

Ratio of net charge-offs to average loans outstanding during the period:
Business loans	(0.01)%	0.27%
One-to-four family residential and cooperative/condominium apartment	0.02	—
Non-owner-occupied commercial real estate	0.88	—
Other loans	1.25	1.73
Total	0.26	0.03
(1)	Total loans represent gross loans (excluding loans held for sale), inclusive of deferred fees/costs and premiums/discounts.
(2)	Total average loans represent gross loans (including loans held for sale), inclusive of deferred loan fees/costs and premiums/discounts.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Assets. Assets totaled $14.10 billion at March 31, 2025, $255.6 million below their level at December 31, 2024, primarily due to decreases of $252.9 million in cash and due from banks, $68.3 million in other assets, $20.1 million in loans held for sale, $17.8 million in derivative assets and $4.9 million in the loan portfolio, partially offset by increases of $98.5 million in BOLI and $13.9 million in total investment securities.

Total loans, net of allowance decreased $4.9 million during the three months ended March 31, 2025, to $10.78 billion at period end. During the three months ended March 31, 2025, we had loan originations of $71.5 million.

Total investment securities increased $13.9 million during the three months ended March 31, 2025, to $1.34 billion at period end, primarily due to purchases of $29.7 million and a decrease in unrealized losses of $8.9 million, offset by proceeds from principal payments, calls and maturities of $23.8 million. There were no transfers to or from securities held-to-maturity during the three months ended March 31, 2025.

BOLI increased $98.5 million during the three months ended March 31, 2025, to $389.2 million. The increase in BOLI is primarily due to completion of the restructuring initiative that begun in late 2024, as well as purchases of new BOLI assets.

Liabilities. Total liabilities decreased $271.1 million during the three months ended March 31, 2025, to $12.69 billion at period end, primarily due to decreases of $100.0 million in FHLBNY advances, $70.2 million in deposits (including mortgage escrow accounts), $50.0 million in short-term borrowings, $27.2 million in derivative cash collateral, $15.8 million in derivative liabilities and $7.3 million in other liabilities.

Stockholders’ Equity. Stockholders’ equity increased $15.5 million during the three months ended March 31, 2025, to $1.41 billion at period end, primarily due to net income of $21.5 million and other comprehensive income of $6.0 million, partially offset by common stock dividends of $11.0 million, and preferred stock dividends of $1.8 million.

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

General. Net income was $21.5 million during the three months ended March 31, 2025, compared to net income of $17.7 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, net interest income increased by $22.7 million, non-interest expense increased by $13.0 million, the credit loss provision increased by $4.4 million, non-interest income decreased by $834 thousand and income tax expense increased by $666 thousand, compared to the three months ended March 31, 2024.

The discussion of net interest income for the three months ended March 31, 2025 and 2024 should be read in conjunction with the following tables, which set forth certain information related to the Consolidated Statements of Operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Net loan fees included in interest income were $1.1 million during the three months ended March 31, 2025, compared to a net loan cost of $297 thousand during the three months ended March 31, 2024. The increase in net loan fees was primarily due to increases in prepayment penalty fees and deferred fees on loans in 2025.

Analysis of Net Interest Income

	Three Months Ended March 31,
	2025			2024
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (3) (6)	$2,748,142	$45,047	6.65%	$2,308,319	$39,224	6.83%
One-to-four family residential, including condo and coop (3) (6)	962,046	11,069	4.67	886,588	9,770	4.43
Multifamily residential and residential mixed-use (3) (6)	3,796,754	42,329	4.52	4,000,510	46,019	4.63
Non-owner-occupied commercial real estate (3) (6)	3,214,758	41,326	5.21	3,371,438	44,776	5.34
ADC (3)	138,428	2,906	8.51	169,775	3,692	8.75
Other loans (3)	5,740	28	1.98	5,420	84	6.23
Securities	1,372,563	11,323	3.35	1,578,330	7,880	2.01
Other short-term investments	724,889	7,837	4.38	695,375	9,564	5.53
Total interest-earning assets	12,963,320	161,865	5.06%	13,015,755	161,009	4.98%
Non-interest earning assets	814,345			779,169
Total assets	$13,777,665			$13,794,924

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$912,852	$4,164	1.85%	$582,047	$1,223	0.85%
Money market	4,076,612	31,294	3.11	3,359,884	30,638	3.67
Savings (2)	1,970,338	14,185	2.92	2,368,946	22,810	3.87
CDs	973,108	8,431	3.51	1,655,882	18,398	4.47
Total interest-bearing deposits	7,932,910	58,074	2.97	7,966,759	73,069	3.69
FHLBNY advances	509,111	4,066	3.24	1,094,209	12,143	4.46
Subordinated debt, net	272,341	4,302	6.41	200,188	2,553	5.13
Other short-term borrowings	633	13	8.33	77	1	5.22
Total borrowings	782,085	8,381	4.35	1,294,474	14,697	4.57
Derivative cash collateral	104,126	1,197	4.66	130,166	1,713	5.29
Total interest-bearing liabilities	8,819,121	67,652	3.11%	9,391,399	89,479	3.83%
Non-interest-bearing checking (2)	3,322,583			2,909,776
Other non-interest-bearing liabilities	213,876			247,717
Total liabilities	12,355,580			12,548,892
Stockholders' equity	1,422,085			1,246,032
Total liabilities and stockholders' equity	$13,777,665			$13,794,924
Net interest income		$94,213			$71,530
Net interest rate spread (4)			1.95%			1.15%
Net interest-earning assets	$4,144,199			$3,624,356
Net interest margin (5)			2.95%			2.21%
Ratio of interest-earning assets to interest-bearing liabilities			146.99%			138.59%
Deposits (including non-interest-bearing checking accounts) (2)	$11,255,493	$58,074	2.09%	$10,876,535	$73,069	2.70%
(1)	Business loans include C&I loans, owner-occupied commercial real estate loans and PPP loans.
(2)	Includes mortgage escrow deposits.
(3)	Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average-interest earning assets.
(6)	At March 31, 2025, the loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

Rate/Volume Analysis

Rate/Volume Analysis

	Three Months Ended March 31, 2025
	Compared to Three Months Ended March 31, 2024
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (2)	$7,128	$(1,305)	$5,823
One-to-four family residential, including condo and coop	799	500	1,299
Multifamily residential and residential mixed-use	(2,466)	(1,226)	(3,692)
Non-owner-occupied commercial real estate	(2,216)	(1,234)	(3,450)
ADC	(681)	(105)	(786)
Other loans	3	(59)	(56)
Securities	(1,396)	4,839	3,443
Other short-term investments	323	(2,051)	(1,728)
Total interest-earning assets	$1,494	$(641)	$853
Interest-bearing liabilities:
Interest-bearing checking	$1,099	$1,842	$2,941
Money market	5,891	(5,235)	656
Savings	(3,440)	(5,185)	(8,625)
CDs	(6,786)	(3,181)	(9,967)
FHLBNY advances	(5,609)	(2,468)	(8,077)
Subordinated debt, net	1,017	731	1,748
Other short-term borrowings	9	3	12
Derivative cash collateral	(327)	(189)	(516)
Total interest-bearing liabilities	$(8,146)	$(13,682)	$(21,828)
Net change in net interest income	$9,640	$13,041	$22,681
(1)	Business loans include C&I loans, owner-occupied commercial real estate loans and PPP loans.
(2)	Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $94.2 million during the three months ended March 31, 2025, an increase of $22.7 million from the three months ended March 31, 2024. Average interest-earning assets were $12.96 billion for the three months ended March 31, 2025, a decrease of $52.4 million from $13.02 billion for the three months ended March 31, 2024. Net interest margin was 2.95% during the three months ended March 31, 2025, up from 2.21% during the three months ended March 31, 2024.

Interest Income. Interest income was $161.9 million during the three months ended March 31, 2025, compared to $161.0 million during the three months ended March 31, 2024. During the three months ended March 31, 2025, interest income increased $856 thousand from the three months ended March 31, 2024, primarily reflecting increases in interest income of $5.8 million on business loans, $3.4 million in securities and $1.3 million on one-to-four family loans, partially offset by a decrease of $3.7 million on multifamily residential and residential mixed-use loans and a decrease of $3.5 million on non-owner-occupied commercial real estate loans.

The increased interest income on business loans was due to a $439.8 million increase in the average balances, partially offset by an 18-basis point decrease in the yield of such loans in the period. The increased interest income on one-to-four family loans was related to a $75.5 million increase in the average balances and a 24-basis point increase in the yield of such loans in the period. The increased interest income on securities was related to a 134-basis point increase in the yield, partially offset by a decrease of $205.8 million in the average balances of such securities in the period. The decreased interest income on multifamily residential and residential mixed-use loans was related to a $203.8 million decrease in the average balance and an 11-basis point decrease in the yield of such loans in the period. The decreased interest income on non-owner-occupied commercial real estate loans reflected a $156.7 million decrease in the average balance and a 13-basis point decrease in the yield of such loans in the period.

Interest Expense. Interest expense was $67.7 million during the three months ended March 31, 2025, compared to $89.5 million during the three months ended March 31, 2024. During the three months ended March 31, 2025, interest expense decreased $21.8 million, primarily reflecting a decrease in interest expense of $15.0 million on deposits, a decrease in interest expense of $8.1 million on FHLBNY advances and a decrease of $516 thousand in interest expense on derivative cash collateral, partially offset by a $1.7 million increase in interest expense on subordinated debt. The decreased interest expense on deposits was primarily due to a $682.8 million decrease in the average balance of CDs and a 96-basis point decrease in such deposits in the period, and due to a 95-basis point decrease in rates paid on savings accounts and a $398.6 million decrease in average balances of such deposits. The decreased interest expense on FHLBNY advances was due to a $585.1 million decrease in the average balance of such advances and a 122-basis point decrease in the cost of FHLBNY advances in the period. The decreased interest expense on derivative cash collateral was due to a $26.0 million decrease in the average balance and a 63-basis point decrease in the cost of such derivatives in the period. The increased interest expense on subordinated debt was due to a $72.2 million increase in the average balance and a 127-basis point increase in the cost of such debt in the period.

Provision for Credit Losses. We recorded a credit loss provision of $9.6 million and $5.2 million during the three months ended March 31, 2025 and 2024, respectively. The $9.6 million credit loss provision for the three months ended March 31, 2025, was primarily associated with provisioning for individually analyzed loans. The $5.2 million credit loss provision for the three months ended March 31, 2024, was primarily associated with increased provisioning for our pooled multifamily loan portfolio.

Non-Interest Income. Non-interest income was $9.6 million during the three months ended March 31, 2025, compared to $10.5 million during the three months ended March 31, 2024. During the three months ended March 31, 2025, non-interest income decreased $834 thousand from the three months ended March 31, 2024, reflecting a decrease of $3.0 million related to a gain on sale of other assets, partially offset by an increase of $1.5 million in BOLI income.

Non-Interest Expense. Non-interest expense was $65.5 million during the three months ended March 31, 2025, compared to $52.5 million during the three months ended March 31, 2024. During the three months ended March 31, 2025, non-interest expense increased $13.0 million from the three months ended March 31, 2024, primarily due to the Company recording a $7.2 million loss due to pension settlement and a $3.6 million increase in salaries and employee benefits.

Non-interest expense was 1.90% and 1.52% of average assets during the three months ended March 31, 2025 and 2024, respectively.

Income Tax Expense. Income tax expense was $7.3 million during the three months ended March 31, 2025, compared to income tax expense of $6.6 million during the three months ended March 31, 2024. The reported effective tax rate for the three months ended March 31, 2025 was 25.3%, and 27.1% for the three months ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2024 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on February 20, 2025. The following is an update of the discussion provided therein.

General. The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the three months ended March 31, 2025, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

In order to measure the Company’s sensitivity to changes in interest rates, EVE is calculated under market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under various other interest rate scenarios (“Rate Shock Scenarios”) representing immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed in the Pre-Shock Scenario, with this shift occurring equally across all points on the yield curve. An increase in the EVE is considered favorable, while a decline is considered unfavorable. The changes in EVE between the Pre-Shock Scenario and various Rate Shock Scenarios due to fluctuations in interest rates reflect the interest rate sensitivity of the Company’s assets, liabilities, and off-balance sheet items that are included in the EVE. Management reports the EVE results to the Board of Directors on a quarterly basis. The report compares the Company’s estimated Pre-Shock Scenario EVE to the estimated EVE calculated under the various Rate Shock Scenarios.

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

The analysis that follows presents, as of March 31, 2025 and December 31, 2024, the estimated EVE at both the Pre-Shock Scenario and the -200 Basis Point, -100 Basis Point, +100 Basis Point, and +200 Basis Point Rate Shock Scenarios.

	March 31, 2025			December 31, 2024
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$1,850,089	$142,980	8.4%	$1,862,712	$101,644	5.8%
+ 100 Basis Points	1,810,693	103,584	6.1%	1,843,160	82,092	4.7%
Pre-Shock Scenario	1,707,109	—	—	1,761,068	—	—
- 100 Basis Points	1,573,858	(133,251)	(7.8)%	1,636,011	(125,057)	(7.1)%
- 200 Basis Points	1,358,991	(348,118)	(20.4)%	1,439,251	(321,817)	(18.3)%

The Company’s Pre-Shock Scenario EVE decreased from $1.76 billion at December 31, 2024 to $1.71 billion at March 31, 2025. The primary factor contributing to the decrease in EVE is a decrease in the value of the Bank’s non-maturity deposit base, partially offset by an increase in value of the loan portfolio.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios decreased from $1.84 billion and $1.86 billion, respectively, at December 31, 2024, to $1.81 billion and $1.85 billion, respectively, at March 31, 2025. In the -100 Basis Point Rate and -200 Basis Point Rate Shock Scenario the Company’s EVE decreased from $1.64 billion and $1.44 billion, respectively, at December 31, 2024, to $1.57 billion and $1.36 billion, respectively, at March 31, 2025.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates occurring equally across all points on the yield curve over a 12-month period beginning March 31, 2025, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	0.6%	5.0%
+ 100 Basis Points	0.4%	2.7%
- 100 Basis Points	1.6%	0.2%
- 200 Basis Points	2.5%	(1.4)%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates occurring equally across all points on the yield curve. The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios.

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	4.1%	8.3%
+ 100 Basis Points	2.1%	4.4%
- 100 Basis Points	0.6%	(1.8)%
- 200 Basis Points	0.0%	(6.1)%

iIte

Item 4.Controls and Procedures

Management of the Company, with the participation of its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness, as of March 31, 2025, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company was not involved in any actions or proceedings that were likely to have a material adverse impact on its financial condition and results of operations as of March 31, 2025.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2024, and Part II, Item 1A “Risk Factors” in our subsequent Quarterly Reports on Form 10-Q, each as filed with the Securities and Exchange Commission.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.
(b)	Not applicable.

(c)  In May 2022, we announced the adoption of a new stock repurchase program of up to 1,948,314 shares, upon the completion of our existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of March 31, 2025, there were 1,566,947 shares remaining to be purchased in the program. There were no repurchases of common stock during the quarter ended March 31, 2025.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

On March 6, 2025, Kenneth J. Mahon, Chairman of the Board, adopted a Rule 10b5-1 trading plan for the purpose of selling up to 75,000 shares of the Company’s common stock. The plan was adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1924 and is designed to allow for transaction to be made according to the pre-established terms without violating insider trading laws. The adoption of the plan was made at a time when Chairman Mahon was not in possession of any material non-public information regarding the Company. The plan specifies the transactions may occur beginning on or after March 6, 2025, and ending on the earlier of December 31, 2025, or the date on which all shares authorized for sale have been sold in conformance with the terms of the plan.

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

10.1	Amendment Two to the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 4, 2024)
10.2	Amendment Three to the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101

The following financial statements from Dime Community Bancshares, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2025, filed on May 6, 2025, formatted in XBRL: (i) Consolidated Statements of Financial Condition as of March 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2025 and 2024, (iv) Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

Dime Community Bancshares, Inc.

Dated: May 6, 2025	By:	/s/ Stuart H. Lubow
Stuart H. Lubow
President and Chief Executive Officer

Dated: May 6, 2025	By:	/s/ Avinash Reddy
Avinash Reddy
Senior Executive Vice President and Chief Financial Officer