Form 10-Q
period 2025-06-30
Dime Community Bancshares, Inc. /NY/
filed 2025-08-05
CIK 846617

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at August 1, 2025
$0.01 Par Value	43,891,098

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

Item 1.   Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands except share amounts)

	June 30,	December 31,
	2025	2024
Assets:
Cash and due from banks	$1,156,754	$1,283,571
Securities available-for-sale, at fair value	703,461	690,693
Securities held-to-maturity	625,188	637,339
Loans held for sale	13,617	22,625
Loans held for investment, net of fees and costs	10,870,872	10,871,943
Allowance for credit losses	(93,189)	(88,751)
Total loans held for investment, net	10,777,683	10,783,192
Premises and fixed assets, net	33,957	34,858
Restricted stock	67,110	69,106
Bank Owned Life Insurance ("BOLI")	393,345	290,665
Goodwill	155,797	155,797
Other intangible assets	3,409	3,896
Operating lease assets	44,717	46,193
Derivative assets	90,966	116,496
Accrued interest receivable	55,418	55,970
Other assets	86,513	162,857
Total assets	$14,207,935	$14,353,258

Liabilities:
Interest-bearing deposits	$8,262,170	$8,275,591
Non-interest-bearing deposits	3,432,667	3,355,829
Deposits (excluding mortgage escrow deposits)	11,694,837	11,631,420
Non-interest-bearing mortgage escrow deposits	45,256	54,715
Interest-bearing mortgage escrow deposits	2	6
Total mortgage escrow deposits	45,258	54,721
Federal Home Loan Bank of New York ("FHLBNY") advances	508,000	608,000
Other short-term borrowings	—	50,000
Subordinated debt, net	272,414	272,325
Derivative cash collateral	69,840	112,420
Operating lease liabilities	47,559	48,993
Derivative liabilities	86,110	108,347
Other liabilities	52,911	70,515
Total liabilities	12,776,929	12,956,741

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at June 30, 2025 and December 31, 2024)	116,569	116,569
Common stock ($0.01 par, 80,000,000 shares authorized, 46,146,806 shares and 46,141,361 shares issued at June 30, 2025 and December 31, 2024 respectively, and 43,888,938 shares and 43,622,292 shares outstanding at June 30, 2025 and December 31, 2024, respectively)	461	461
Additional paid-in capital	622,660	624,822
Retained earnings	820,221	794,526
Accumulated other comprehensive loss, net of deferred taxes	(37,937)	(45,018)
Unearned equity awards	(13,525)	(7,640)
Treasury stock, at cost (2,257,868 shares and 2,519,069 shares at June 30, 2025 and December 31, 2024, respectively)	(77,443)	(87,203)
Total stockholders' equity	1,431,006	1,396,517
Total liabilities and stockholders' equity	$14,207,935	$14,353,258

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income:
Loans	$145,448	$147,099	$288,153	$290,664
Securities	11,353	7,907	22,676	15,787
Other short-term investments	10,749	4,412	18,586	13,976
Total interest income	167,550	159,418	329,415	320,427
Interest expense:
Deposits and escrow	60,181	72,878	118,255	145,947
Borrowed funds	8,354	9,033	16,735	23,730
Derivative cash collateral	918	2,005	2,115	3,718
Total interest expense	69,453	83,916	137,105	173,395
Net interest income	98,097	75,502	192,310	147,032
Provision for credit losses	9,221	5,585	18,847	10,795
Net interest income after provision for credit losses	88,876	69,917	173,463	136,237

Non-interest income:
Service charges and other fees	4,642	3,972	9,285	8,516
Title fees	118	294	216	427
Loan level derivative income	942	1,085	1,003	1,491
BOLI income	4,186	2,484	8,179	4,945
Gain on sale of SBA Loans	387	113	469	366
Gain on sale of residential loans	50	27	82	104
Fair value change in equity securities and loans held for sale	83	(416)	101	(1,258)
Net gain on securities	149	—	149	—
Gain on sale of other assets	—	3,695	—	6,663
Other	1,038	554	1,744	1,021
Total non-interest income	11,595	11,808	21,228	22,275
Non-interest expense:
Salaries and employee benefits	36,218	32,184	71,869	64,221
Severance	136	—	212	42
Occupancy and equipment	7,729	7,409	15,731	14,777
Data processing costs	4,903	4,405	9,697	8,718
Marketing	1,756	1,637	3,422	3,134
Professional services	2,097	2,766	4,213	4,233
Federal deposit insurance premiums	1,692	2,250	3,739	4,489
Loss from extinguishment of debt for FHLBNY advances	—	—	—	453
Loss due to pension settlement	—	—	7,231	—
Amortization of other intangible assets	235	285	487	592
Other	5,533	4,758	9,209	7,546
Total non-interest expense	60,299	55,694	125,810	108,205
Income before income taxes	40,172	26,031	68,881	50,307
Income tax expense	10,475	7,552	17,726	14,137
Net income	29,697	18,479	51,155	36,170
Preferred stock dividends	1,821	1,822	3,643	3,643
Net income available to common stockholders	$27,876	$16,657	$47,512	$32,527
Earnings per common share:
Basic	$0.64	$0.43	$1.09	$0.84
Diluted	$0.64	$0.43	$1.09	$0.84

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$29,697	$18,479	$51,155	$36,170
Other comprehensive income:
Change in unrealized gain (loss) on securities:
Change in net unrealized gain during the period	3,306	3,775	11,266	7,119
Reclassification adjustment for net gain included in net gain on securities and other assets	(149)	—	(149)	—
Accretion of net unrealized loss on securities transferred to held-to-maturity	759	818	1,483	1,536
Credit loss expense	907	—	1,800	—
Change in pension and other postretirement obligations:
Reclassification adjustment for benefit (expense) included in other expense	128	(318)	41	(635)
Change in the net actuarial gain	104	520	4,958	1,040
Change in unrealized gain (loss) on derivatives:
Change in net unrealized loss during the period	(5,407)	(3,128)	(12,974)	(983)
Reclassification adjustment for expense included in interest expense	1,950	2,520	3,790	4,955
Other comprehensive income before income taxes	1,598	4,187	10,215	13,032
Deferred tax expense	490	1,501	3,134	4,233
Total other comprehensive income, net of tax	1,108	2,686	7,081	8,799
Total comprehensive income	$30,805	$21,165	$58,236	$44,969

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30, 2025
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2025	43,622,292	$116,569	$461	$624,822	$794,526	$(45,018)	$(7,640)	$(87,203)	$1,396,517
Net income	—	—	—	—	21,458	—	—	—	21,458
Other comprehensive income, net of tax	—	—	—	—	—	5,973	—	—	5,973
Release of shares, net of forfeitures	252,273	—	—	(1,514)	—	—	(7,153)	8,835	168
Stock-based compensation	—	—	—	—	—	—	1,884	—	1,884
Shares received related to tax withholding	(75,489)	—	—	(3)	—	—	—	(1,202)	(1,205)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(10,960)	—	—	—	(10,960)
Ending balance as of March 31, 2025	43,799,076	116,569	461	623,305	803,202	(39,045)	(12,909)	(79,570)	1,412,013

Net income	—	—	—	—	29,697	—	—	—	29,697
Other comprehensive income, net of tax	—	—	—	—	—	1,108	—	—	1,108
Release of shares, net of forfeitures	100,690	—	—	(649)	—	—	(2,407)	3,371	315
Stock-based compensation	—	—	—	—	—	—	1,791	—	1,791
Shares received related to tax withholding	(10,828)	—	—	4	—	—	—	(1,244)	(1,240)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(10,857)	—	—	—	(10,857)
Ending balance as of June 30, 2025	43,888,938	$116,569	$461	$622,660	$820,221	$(37,937)	$(13,525)	$(77,443)	$1,431,006

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30, 2024
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2024	38,822,654	$116,569	$416	$494,454	$813,007	$(91,579)	$(8,622)	$(98,020)	$1,226,225
Net income	—	—	—	—	17,691	—	—	—	17,691
Other comprehensive loss, net of tax	—	—	—	—	—	6,113	—	—	6,113
Release of shares, net of forfeitures	155,782	—	—	(1,619)	—	—	(3,299)	5,128	210
Stock-based compensation	—	—	—	—	—	—	1,730	—	1,730
Shares received related to tax withholding	(46,603)	—	—	(1)	—	—	—	(1,029)	(1,030)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(9,747)	—	—	—	(9,747)
Ending balance as of March 31, 2024	38,931,833	116,569	416	492,834	819,130	(85,466)	(10,191)	(93,921)	1,239,371

Net income	—	—	—	—	18,479	—	—	—	18,479
Other comprehensive loss, net of tax	—	—	—	—	—	2,686	—	—	2,686
Release of shares, net of forfeitures	223,202	—	—	(4,074)	—	—	(3,128)	7,549	347
Stock-based compensation	—	—	—	—	—	—	1,296	—	1,296
Shares received related to tax withholding	(7,185)	—	—	—	—	—	—	(54)	(54)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders, net	—	—	—	—	(9,707)	—	—	—	(9,707)
Ending balance as of June 30, 2024	39,147,850	$116,569	$416	$488,760	$826,080	$(82,780)	$(12,023)	$(86,426)	$1,250,596

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,155	$36,170
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on securities available-for-sale	(149)	—
Gain on sale of other assets	—	(6,663)
Fair value change in equity securities and loans held for sale	(101)	1,258
Gain on sale of loans held for sale	(551)	(470)
Net depreciation, amortization and accretion	2,183	2,931
(Accretion) amortization of fair value hedge basis point adjustments	(827)	1,262
Amortization of other intangible assets	487	592
Loss on extinguishment of debt	—	453
Stock-based compensation	3,675	3,026
Provision for credit losses	18,847	10,795
Originations of loans held for sale	(7,124)	(4,069)
Proceeds from sale of loans originated for sale	13,654	9,633
Increase in cash surrender value of BOLI	(7,783)	(4,945)
Gain from death benefits from BOLI	(371)	—
Decrease (increase) in other assets	81,248	(5,685)
Decrease in other liabilities	(65,860)	(930)
Net cash provided by operating activities	88,483	43,358
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	24,837	—
Purchases of securities available-for-sale	(79,973)	(4,000)
Purchases of securities held-to-maturity	(987)	(7,394)
Proceeds from calls and principal repayments of securities available-for-sale	53,453	76,832
Proceeds from calls and principal repayments of securities held-to-maturity	14,796	15,802
Purchase of BOLI	(97,317)	—
Proceeds received from cash surrender value of BOLI	1,486	—
Loans purchased	(5,155)	(3,915)
Proceeds from the sale of portfolio loans transferred to held for sale	5,165	7,405
Increase in loans	(7,849)	(72,206)
Purchases of fixed assets, net	(2,676)	(3,429)
Proceeds from the sale of fixed assets and premises held for sale	—	16,318
Sales of restricted stock, net	1,996	30,305
Net cash (used in) provided by investing activities	(92,224)	55,718
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	53,960	497,835
Repayments from FHLBNY advances, short-term, net	(100,000)	(590,000)
Repayments of FHLBNY advances, long-term	—	(150,000)
Proceeds from FHLBNY advances, long-term	—	60,000
Repayments of other short-term borrowings, net	(50,000)	—
Proceeds from subordinated debentures issuance, net	—	62,660
Release of stock for benefit plan awards	483	557
Payments related to tax withholding for equity awards	(2,445)	(1,084)
Cash dividends paid to preferred stockholders	(3,643)	(3,643)
Cash dividends paid to common stockholders	(21,431)	(18,965)
Net cash used in financing activities	(123,076)	(142,640)
Decrease in cash and cash equivalents	(126,817)	(43,564)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,283,571	457,547
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,156,754	$413,983

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$18,651	$16,213
Cash paid for interest	137,815	176,592
Loans transferred to held for sale	23,887	14,172
Loans transferred to held for investment	21,617	—
Operating lease assets in exchange for operating lease liabilities	5,169	5,005

See Notes to unaudited condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Dime Community Bancshares, Inc. (the “Holding Company”) is engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank (“the Bank”). The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Holding Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Holding Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations also include Dime Abstract LLC (“Dime Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. As of June 30, 2025, we operated 62 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, the Bronx, Staten Island, and Westchester County. The Bank has received all requisite regulatory approvals to open a branch in Lakewood, New Jersey.

The unaudited Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q include the collective results of the Holding Company and its wholly-owned subsidiary, the Bank, which are collectively herein referred to as “we”, “us”, “our” and the “Company.”

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which remain significantly unchanged and have been followed similarly as in prior periods.

2. SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of June 30, 2025 and December 31, 2024, the results of operations and statements of comprehensive income for the three and six months ended June 30, 2025 and 2024, the changes in stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024.

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

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
		Defined		Other
		Benefit		Comprehensive
(In thousands)	Securities	Plans	Derivatives	Income (Loss)
Balance as of January 1, 2025	$(43,767)	$(7,499)	$6,248	$(45,018)
Other comprehensive income (loss) before reclassifications	9,056	3,437	(8,992)	3,501
Amounts reclassified from accumulated other comprehensive income	925	28	2,627	3,580
Net other comprehensive income (loss) during the period	9,981	3,465	(6,365)	7,081
Balance as of June 30, 2025	$(33,786)	$(4,034)	$(117)	$(37,937)

Balance as of January 1, 2024	$(90,242)	$(6,430)	$5,093	$(91,579)
Other comprehensive income (loss) before reclassifications	4,761	703	(659)	4,805
Amounts reclassified from accumulated other comprehensive income (loss)	1,048	(433)	3,379	3,994
Net other comprehensive income during the period	5,809	270	2,720	8,799
Balance as of June 30, 2024	$(84,433)	$(6,160)	$7,813	$(82,780)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Change in unrealized gain (loss) on securities:
Change in net unrealized gain during the period	$3,306	$3,775	$11,266	$7,119
Reclassification adjustment for net gain included in net gain on securities and other assets	(149)	—	(149)	—
Accretion of net unrealized loss on securities transferred to held-to-maturity	759	818	1,483	1,536
Credit loss expense	907	—	1,800	—
Net change	4,823	4,593	14,400	8,655
Tax expense	1,480	1,634	4,419	2,846
Net change in unrealized gain on securities, net of reclassification adjustments and tax	3,343	2,959	9,981	5,809
Change in pension and other postretirement obligations:
Reclassification adjustment for benefit (expense) included in other expense	128	(318)	41	(635)
Change in the net actuarial gain	104	520	4,958	1,040
Net change	232	202	4,999	405
Tax expense	71	77	1,534	135
Net change in pension and other postretirement obligations	161	125	3,465	270
Change in unrealized gain (loss) on derivatives:
Change in net unrealized loss during the period	(5,407)	(3,128)	(12,974)	(983)
Reclassification adjustment for expense included in interest expense	1,950	2,520	3,790	4,955
Net change	(3,457)	(608)	(9,184)	3,972
Tax (benefit) expense	(1,061)	(210)	(2,819)	1,252
Net change in unrealized (loss) gain on derivatives, net of reclassification adjustments and tax	(2,396)	(398)	(6,365)	2,720
Other comprehensive income, net of tax	$1,108	$2,686	$7,081	$8,799

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except share and per share amounts)	2025	2024	2025	2024
Net income available to common stockholders	$27,876	$16,657	$47,512	$32,527
Less: Dividends paid and earnings allocated to participating securities	(516)	(292)	(830)	(549)
Income attributable to common stock	$27,360	$16,365	$46,682	$31,978
Weighted-average common shares outstanding, including participating securities	43,852,422	39,044,218	43,748,101	38,964,033
Less: weighted-average participating securities	(822,399)	(714,733)	(758,520)	(671,780)
Weighted-average common shares outstanding	43,030,023	38,329,485	42,989,581	38,292,253
Basic EPS	$0.64	$0.43	$1.09	$0.84

Income attributable to common stock	$27,360	$16,365	$46,682	$31,978
Weighted-average common shares outstanding	43,030,023	38,329,485	42,989,581	38,292,253
Weighted-average common equivalent shares outstanding	—	—	—	—
Weighted-average common and equivalent shares outstanding	43,030,023	38,329,485	42,989,581	38,292,253
Diluted EPS	$0.64	$0.43	$1.09	$0.84

Common and equivalent shares resulting from the dilutive effect of “in-the-money” outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 26,995 weighted-average stock options outstanding for the three and six months ended June 30, 2025 and 2024, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

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

6. SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	June 30, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	For Credit	Fair
(In thousands)	Cost	Gains	Losses	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(236)	$—	$9,764
Corporate securities	180,198	424	(7,730)	(1,800)	171,092
Pass-through mortgage-backed securities ("MBS") issued by government sponsored entities ("GSEs")	285,789	2,756	(880)	—	287,665
Agency CMOs	236,411	695	(24,440)	—	212,666
State and municipal obligations	23,387	—	(1,113)	—	22,274
Total securities available-for-sale	$735,785	$3,875	$(34,399)	$(1,800)	$703,461

	June 30, 2025
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$90,188	$—	$(7,786)	$82,402
Corporate securities	13,000	200	(560)	12,640
Pass-through MBS issued by GSEs	290,933	200	(36,559)	254,574
Agency CMOs	231,067	320	(24,496)	206,891
Total securities held-to-maturity	$625,188	$720	$(69,401)	$556,507

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(393)	$9,607
Corporate securities	173,972	755	(10,778)	163,949
Pass-through MBS issued by GSEs	303,303	30	(3,112)	300,221
Agency CMOs	220,314	16	(28,442)	191,888
State and municipal obligations	26,545	—	(1,517)	25,028
Total securities available-for-sale	$734,134	$801	$(44,242)	$690,693

	December 31, 2024
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,977	$—	$(10,961)	$79,016
Corporate securities	13,000	140	(855)	12,285
Pass-through MBS issued by GSEs	298,697	—	(43,716)	254,981
Agency CMOs	235,665	29	(29,699)	205,995
Total securities held-to-maturity	$637,339	$169	$(85,231)	$552,277

There were no transfers to or from securities held-to-maturity during the three or six months ended June 30, 2025 and 2024, respectively.

The carrying value of securities pledged at June 30, 2025 and December 31, 2024 was $589.2 million and $622.7 million, respectively.

At June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The following table presents the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2025
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$8,604	$8,529
One to five years	73,503	69,378
Five to ten years	131,478	125,223
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMOs	522,200	500,331
Total	$735,785	$703,461

Held-to-maturity
Within one year	$—	$—
One to five years	34,507	32,405
Five to ten years	68,681	62,637
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMOs	522,000	461,465
Total	$625,188	$556,507

The following table presents the information related to sales of securities available-for-sale as of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Securities available-for-sale
Proceeds	$24,837	$—	$24,837	$—
Gross gains	748	—	748	—
Tax expense on gains	221	—	221	—
Gross losses	676	—	676	—
Tax benefit on losses	200	—	200	—

There were no sales of securities held-to-maturity during the three or six months ended June 30, 2025 and 2024, respectively.

The following table summarizes the gross unrealized losses and fair value of securities available-for-sale aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	June 30, 2025
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$—	$—	$9,764	$236	$9,764	$236
Corporate securities	27,733	212	89,744	7,518	117,477	7,730
Pass-through MBS issued by GSEs	33,584	108	5,784	772	39,368	880
Agency CMOs	—	—	147,252	24,440	147,252	24,440
State and municipal obligations	—	—	18,774	1,113	18,774	1,113

	December 31, 2024
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency Notes	$—	$—	$9,607	$393	$9,607	$393
Corporate securities	2,925	16	141,124	10,762	144,049	10,778
Pass-through MBS issued by GSEs	289,095	2,170	6,119	942	295,214	3,112
Agency CMOs	32,101	357	154,770	28,085	186,871	28,442
State and municipal obligations	3,469	31	21,559	1,486	25,028	1,517

As of June 30, 2025, the Company recorded a $1.8 million allowance for credit losses on one available-for-sale corporate security due to the issuer’s non-compliance with certain financial covenants, which was considered a credit deterioration event. Given the high-quality composition of the Company’s held-to-maturity portfolio, the Company did not record an allowance for credit losses on the held-to-maturity portfolio. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Accrued interest receivable on securities totaling $5.7 million at both June 30, 2025 and December 31, 2024 was included in other assets in the Consolidated Statements of Financial Condition and excluded from the amortized cost and estimated fair value totals in the table above.

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

At June 30, 2025, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. government: Agency Notes, Treasury Securities, Pass-through MBS issued by GSEs, Agency Collateralized Mortgage Obligations. None of the unrealized losses are related to credit quality of the issuer. A majority of the state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

The following table presents a rollforward of the allowance for credit losses for corporate securities available-for-sale for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$893	$—	$—	$—
Provision for credit losses	907	—	1,800	—
Ending balance	$1,800	$—	$1,800	$—

7. LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	June 30, 2025	December 31, 2024
Business loans (1)	$2,901,948	$2,725,726
One-to-four family residential and cooperative/condominium apartment	998,446	951,528
Multifamily residential and residential mixed-use	3,693,425	3,820,283
Non-owner-occupied commercial real estate	3,128,120	3,230,535
Acquisition, development, and construction ("ADC")	141,755	136,172
Other loans	6,336	5,084
Total	10,870,030	10,869,328
Fair value hedge basis point adjustments (2)	842	2,615
Total loans, net of fair value hedge basis point adjustments	10,870,872	10,871,943
Allowance for credit losses	(93,189)	(88,751)
Loans held for investment, net	$10,777,683	$10,783,192
(1)	Business loans include commercial and industrial loans (“C&I loans”), owner-occupied commercial real estate loans and SBA Paycheck Protection Program (“PPP”) loans.
(2)	The loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

The following tables present data regarding the allowance for credit losses activity on loans held for investment for the periods indicated:

	At or for the Three Months Ended June 30, 2025
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$43,915	$9,745	$13,087	$21,075	$2,360	$273	$90,455
Provision (recovery) for credit losses	4,034	(178)	579	3,667	20	17	8,139
Charge-offs	(5,057)	—	—	(416)	—	(9)	(5,482)
Recoveries	73	—	1	—	—	3	77
Ending balance	$42,965	$9,567	$13,667	$24,326	$2,380	$284	$93,189

	At or for the Three Months Ended June 30, 2024
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$35,981	$6,973	$11,171	$19,445	$2,322	$176	$76,068
Provision (recovery) for credit losses	2,212	332	3,737	(1,105)	133	75	5,384
Charge-offs	(1,179)	—	(2,551)	—	—	(15)	(3,745)
Recoveries	101	—	—	—	—	4	105
Ending balance	$37,115	$7,305	$12,357	$18,340	$2,455	$240	$77,812

	At or for the Six Months Ended June 30, 2025
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$42,898	$9,501	$11,946	$21,876	$2,323	$207	$88,751
Provision for credit losses	4,965	110	1,720	9,948	57	101	16,901
Charge-offs	(5,233)	(44)	—	(7,498)	—	(44)	(12,819)
Recoveries	335	—	1	—	—	20	356
Ending balance	$42,965	$9,567	$13,667	$24,326	$2,380	$284	$93,189

	At or for the Six Months Ended June 30, 2024
		One-to-Four
		Family	Multifamily
		Residential and	Residential
		Cooperative/	and	Non-Owner-Occupied
	Business	Condominium	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$35,962	$6,813	$7,237	$19,623	$1,989	$119	$71,743
Provision (recovery) for credit losses	2,946	492	7,671	(1,283)	466	156	10,448
Charge-offs	(1,975)	—	(2,551)	—	—	(45)	(4,571)
Recoveries	182	—	—	—	—	10	192
Ending balance	$37,115	$7,305	$12,357	$18,340	$2,455	$240	$77,812

The following tables present the amortized cost basis of loans on non-accrual status as of the periods indicated:

	June 30, 2025
	Non-accrual with	Non-accrual with	Related
(In thousands)	No Allowance	Allowance	Allowance
Business loans	$3,669	$14,338	$11,947
One-to-four family residential and cooperative/condominium apartment	—	1,642	16
Non-owner-occupied commercial real estate	32,893	15	15
ADC	—	657	261
Total	$36,562	$16,652	$12,239

	December 31, 2024
	Non-accrual with	Non-accrual with	Related
(In thousands)	No Allowance	Allowance	Allowance
Business loans	$5,196	$17,428	$15,810
One-to-four family residential and cooperative/condominium apartment	—	3,213	31
Non-owner-occupied commercial real estate	16,456	6,504	432
ADC	—	657	287
Other loans	—	25	25
Total	$21,652	$27,827	$16,585

The Company did not recognize interest income on non-accrual loans held for investment during the three or six months ended June 30, 2025 and 2024.

The following tables summarize the past due status of the Company’s investment in loans as of the dates indicated:

	June 30, 2025
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$5,547	$5,746	$—	$18,007	$29,300	$2,872,648	$2,901,948
One-to-four family residential and cooperative/condominium apartment	1,109	—	—	1,642	2,751	995,695	998,446
Multifamily residential and residential mixed-use	21,314	27,605	—	—	48,919	3,644,506	3,693,425
Non-owner-occupied commercial real estate	177	—	—	32,908	33,085	3,095,035	3,128,120
ADC	—	—	—	657	657	141,098	141,755
Other loans	1	1	—	—	2	6,334	6,336
Total	$28,148	$33,352	$—	$53,214	$114,714	$10,755,316	$10,870,030

	December 31, 2024
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$3,385	$2,441	$—	$22,624	$28,450	$2,697,276	$2,725,726
One-to-four family residential and cooperative/condominium apartment	1,919	1,271	—	3,213	6,403	945,125	951,528
Multifamily residential and residential mixed-use	3,759	27,601	—	—	31,360	3,788,923	3,820,283
Non-owner-occupied commercial real estate	1,265	—	—	22,960	24,225	3,206,310	3,230,535
ADC	—	—	—	657	657	135,515	136,172
Other loans	2	—	—	25	27	5,057	5,084
Total	$10,330	$31,313	$—	$49,479	$91,122	$10,778,206	$10,869,328

Accruing Loans 90 Days or More Past Due:

There were no accruing loans 90 days or more past due at June 30, 2025 or at December 31, 2024.

Collateral Dependent Loans:

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated:

	June 30, 2025		December 31, 2024
	Real Estate	Associated Allowance	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses	Collateral Dependent	for Credit Losses
Business loans	$8,740	$1,370	$9,290	$1,408
Non-owner-occupied commercial real estate	33,460	—	22,944	416
ADC	657	261	657	287
Total	$42,857	$1,631	$32,891	$2,111

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

The following tables presents loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted during the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30, 2025

				Significant
			Term	Payment	Term
			Extension	Delay	Extension		% of
			and	and	and		Total
		Significant	Significant	Interest	Interest		Class of
	Term	Payment	Payment	Rate	Rate		Financing
(Dollars in thousands)	Extension	Delay	Delay	Reduction	Reduction	Total	Receivable
Business loans	$52	$—	$—	$—	$—	$52	0.0%
Multifamily residential and residential mixed-use	—	22,262	—	6,469	—	28,731	0.8
Total	$52	$22,262	$—	$6,469	$—	$28,783	0.3%

	For the Three Months Ended June 30, 2024
				Significant
			Term	Payment	Term
			Extension	Delay	Extension		% of
			and	and	and		Total
		Significant	Significant	Interest	Interest		Class of
	Term	Payment	Payment	Rate	Rate		Financing
(Dollars in thousands)	Extension	Delay	Delay	Reduction	Reduction	Total	Receivable
Business loans	$1,200	$—	$—	$—	$—	$1,200	0.0%
One-to-four family residential and cooperative/condominium apartment	—	—	—	—	904	904	0.1
Total	$1,200	$—	$—	$—	$904	$2,104	0.0%

	For the Six Months Ended June 30, 2025
			Term Extension	Significant Payment Delay	Term Extension		% of
		Significant	and Significant	and Interest	and Interest		Total Class of
(Dollars in thousands)	Term Extension	Payment Delay	Payment Delay	Rate Reduction	Rate Reduction	Total	Financing Receivable
Business loans	$52	$506	$—	$—	$13,942	$14,500	0.5%
Multifamily residential and residential mixed-use	—	49,867	—	6,469	—	56,336	1.5
Non-owner-occupied commercial real estate	—	27,755	—	14,987	—	42,742	1.4
Total	$52	$78,128	$—	$21,456	$13,942	$113,578	1.0%

	For the Six Months Ended June 30, 2024
					Significant
			Term Extension	Significant Payment Delay	Payment Delay, Term Extension		% of
		Significant	and Significant	and Interest	and Interest		Total Class of
(Dollars in thousands)	Term Extension	Payment Delay	Payment Delay	Rate Reduction	Rate Reduction	Total	Financing Receivable
Business loans	$1,340	$1,201	$288	$28	$—	$2,857	0.1%
One-to-four family residential and cooperative/condominium apartment	—	—	421	—	904	1,325	0.1
Multifamily residential and residential mixed-use	—	52,290	—	—	—	52,290	1.3
Non-owner-occupied commercial real estate	—	31,093	—	—	—	31,093	0.9
Total	$1,340	$84,584	$709	$28	$904	$87,565	0.8%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty as of the dates indicated:

	For the Three Months Ended June 30, 2025

	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	—%	4	$—
Multifamily residential and residential mixed-use	1.13	—	95
Non-owner-occupied commercial real estate	—	—	—

	For the Three Months Ended June 30, 2024
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	—%	14	$—
One-to-four family residential and cooperative/condominium apartment	1.00	231	—

	For the Six Months Ended June 30, 2025
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	1.25%	103	$10
Multifamily residential and residential mixed-use	1.13	—	233
Non-owner-occupied commercial real estate	3.75	—	1,128

	For the Six Months Ended June 30, 2024
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	5.00%	14	$147
One-to-four family residential and cooperative/condominium apartment	1.00	161	13
Multifamily residential and residential mixed-use	—	—	340
Non-owner-occupied commercial real estate	—	—	560

The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables describe the performance of loans that have been modified during the past 12 months.

	June 30, 2025
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$18,481	$—	$—	$—	$282	$18,763
Multifamily residential and residential mixed-use	28,731	—	27,605	—	—	56,336
Non-owner-occupied commercial real estate	27,755	—	—	—	14,987	42,742
Total	$74,967	$—	$27,605	$—	$15,269	$117,841

	June 30, 2024
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$3,743	$—	$—	$—	$1,727	$5,470
One-to-four family residential and cooperative/condominium apartment	3,389	—	—	—	904	4,293
Multifamily residential and residential mixed-use	24,713	—	27,577	—	—	52,290
Non-owner-occupied commercial real estate	55,801	—	—	—	—	55,801
Total	$87,646	$—	$27,577	$—	$2,631	$117,854

As of June 30, 2025, there was one $15.0 million non-owner-occupied commercial loan that was modified to a borrower experiencing financial difficulty during the prior 12 months that subsequently defaulted. As of June 30, 2024, there were no loans modified to borrowers experiencing financial difficulty during the prior 12 months that subsequently defaulted. For the purposes of this disclosure, a payment default is defined as 90 or more days past due. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	June 30, 2025
(In thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$218,270	$379,156	$223,516	$288,487	$187,106	$466,326	$930,114	$67,361	$2,760,336
Special mention	—	206	476	42,819	17,191	17,070	4,330	7,345	89,437
Substandard	—	—	445	4,329	7,801	11,864	3,349	23,776	51,564
Doubtful	—	—	—	—	—	611	—	—	611
Total business loans	218,270	379,362	224,437	335,635	212,098	495,871	937,793	98,482	2,901,948
YTD Gross Charge-Offs	—	—	—	—	209	—	4,296	728	5,233

One-to-four family residential and condominium/cooperative apartment:
Pass	85,329	131,921	154,754	198,408	96,675	292,752	24,164	9,516	993,519
Special mention	—	—	—	—	—	30	—	—	30
Substandard	—	—	—	—	—	3,831	158	908	4,897
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential and condominium/cooperative apartment	85,329	131,921	154,754	198,408	96,675	296,613	24,322	10,424	998,446
YTD Gross Charge-Offs	—	—	—	—	—	44	—	—	44

Multifamily residential and residential mixed-use:
Pass	6,008	21,504	231,403	1,260,919	548,630	1,424,281	5,419	4,236	3,502,400
Special mention	—	—	—	7,215	14,333	83,652	—	—	105,200
Substandard	—	—	—	3,162	3,069	79,594	—	—	85,825
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	6,008	21,504	231,403	1,271,296	566,032	1,587,527	5,419	4,236	3,693,425
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Non-owner-occupied commercial real estate
Pass	50,150	54,992	204,141	705,077	589,414	1,319,064	8,171	16,138	2,947,147
Special mention	—	—	—	—	648	95,331	—	—	95,979
Substandard	—	—	—	—	16,471	68,523	—	—	84,994
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	50,150	54,992	204,141	705,077	606,533	1,482,918	8,171	16,138	3,128,120
YTD Gross Charge-Offs	—	—	—	—	—	5,675	1,823	—	7,498

ADC:
Pass	13,338	41,461	37,692	15,769	4,797	60	25,472	2,509	141,098
Special mention	—		—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	657	657
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	13,338	41,461	37,692	15,769	4,797	60	25,472	3,166	141,755
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	373,095	629,034	851,506	2,468,660	1,426,622	3,502,483	993,340	99,760	10,344,500
Special mention	—	206	476	50,034	32,172	196,083	4,330	7,345	290,646
Substandard	—	—	445	7,491	27,341	163,812	3,507	25,341	227,937
Doubtful	—	—	—	—	—	611	—	—	611
Total Loans	$373,095	$629,240	$852,427	$2,526,185	$1,486,135	$3,862,989	$1,001,177	$132,446	$10,863,694
YTD Gross Charge-Offs	$—	$—	$—	$—	$209	$5,719	$6,119	$728	$12,775

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$400,607	$232,017	$327,174	$201,799	$164,834	$348,388	$828,287	$67,238	$2,570,344
Special mention	135	754	36,740	4,220	4,333	17,226	26,292	14,497	104,197
Substandard	—	398	1,985	2,482	3,944	11,298	—	30,467	50,574
Doubtful	—	—	—	—	—	611	—	—	611
Total business loans	400,742	233,169	365,899	208,501	173,111	377,523	854,579	112,202	2,725,726
YTD Gross Charge-Offs	—	—	158	166	267	586	89	6,785	8,051

One-to-four family residential and condominium/cooperative apartment:
Pass	134,804	159,300	202,706	98,491	63,093	247,952	26,724	8,364	941,434
Special mention	—	—	—	—	—	711	159	—	870
Substandard	—	—	—	—	984	7,326	—	914	9,224
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential and condominium/cooperative apartment	134,804	159,300	202,706	98,491	64,077	255,989	26,883	9,278	951,528
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Multifamily residential and residential mixed-use:
Pass	21,810	252,975	1,285,619	560,039	286,653	1,239,261	4,285	4,267	3,654,909
Special mention	—	—	1,202	12,369	14,172	73,778	—	—	101,521
Substandard	—	—	—	—	—	63,853	—	—	63,853
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	21,810	252,975	1,286,821	572,408	300,825	1,376,892	4,285	4,267	3,820,283
YTD Gross Charge-Offs	400	—	—	—	1,292	2,985	—	—	4,677

Non-owner-occupied commercial real estate
Pass	57,280	215,279	724,041	601,508	408,361	1,020,137	11,937	8,966	3,047,509
Special mention	—	—	—	658	75,802	29,564	—	—	106,024
Substandard	—	—	—	16,471	34,236	26,295	—	—	77,002
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	57,280	215,279	724,041	618,637	518,399	1,075,996	11,937	8,966	3,230,535
YTD Gross Charge-Offs	—	—	—	2,797	4,033	—	—	96	6,926

ADC:
Pass	16,154	34,169	25,950	4,810	—	2,468	24,868	12,122	120,541
Special mention	—	—	—	14,974	—	—	—	—	14,974
Substandard	—	—	—	—	—	—	—	657	657
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	16,154	34,169	25,950	19,784	—	2,468	24,868	12,779	136,172
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	630,655	893,740	2,565,490	1,466,647	922,941	2,858,206	896,101	100,957	10,334,737
Special mention	135	754	37,942	32,221	94,307	121,279	26,451	14,497	327,586
Substandard	—	398	1,985	18,953	39,164	108,772	—	32,038	201,310
Doubtful	—	—	—	—	—	611	—	—	611
Total Loans	$630,790	$894,892	$2,605,417	$1,517,821	$1,056,412	$3,088,868	$922,552	$147,492	$10,864,244
YTD Gross Charge-Offs	$400	$—	$158	$2,963	$5,592	$3,571	$89	$6,881	$19,654

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

(In thousands)	June 30, 2025	December 31, 2024
Performing	$6,336	$5,059
Non-accrual	—	25
Total	$6,336	$5,084

8. LEASES

The following table presents the Company’s remaining maturities of undiscounted lease payments, as well as a reconciliation to the discounted operating lease liabilities in the Consolidated Statements of Financial Condition at June 30, 2025:

(In thousands)
2025	$7,304
2026	14,540
2027	12,747
2028	6,480
2029	3,781
Thereafter	6,063
Total undiscounted lease payments	50,915
Less amounts representing interest	(3,356)
Operating lease liabilities	$47,559

Other information related to the Company’s operating leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Operating lease cost	$3,709	$3,398	$7,341	$6,689
Cash paid for amounts included in the measurement of operating lease liabilities	3,641	3,357	7,292	6,633

	As of June 30, 2025		As of December 31, 2024
Weighted average remaining lease term	4.2	years	4.4	years
Weighted average discount rate	2.94%		2.72%

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

Effect of Derivatives on the Consolidated Statements of Financial Condition

The tables below present the notional amounts and fair values of the Company’s derivative financial instruments as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Assets	Amount	Assets
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$150,000	$5,277	$150,000	$8,318

Derivatives not designated as hedging instruments:
Interest rate products	1,676,072	85,689	1,665,949	108,178

	June 30, 2025		December 31, 2024
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Liabilities	Amount	Liabilities
Derivatives designated as hedging instruments:
Fair value hedges - interest rate products	$700,000	$151	$500,000	$—
Cash flow hedges - interest rate products	450,000	255	350,000	159

Derivatives not designated as hedging instruments:
Interest rate products	1,676,072	85,689	1,665,949	108,178
Risk participations	140,626	15	141,080	10

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025		2024
	Interest	Interest	Interest	Interest
(In thousands)	Income	Expense	Income	Expense
Effects of fair value or cash flow hedges are recorded	$(205)	$1,950	$634	2,520

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts:
Hedged items	(1,091)	—	(978)	—
Derivatives designated as hedging instruments	886	—	1,612	—

Gain or (loss) on cash flow hedging relationships
Interest contracts:
Loss reclassified from AOCI into income	—	1,950	—	2,520

	Six Months Ended June 30,
	2025		2024
	Interest	Interest	Interest	Interest
(In thousands)	Income	Expense	Income	Expense
Effects of fair value or cash flow hedges are recorded	$(827)	$3,790	$1,262	4,955

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts:
Hedged items	(1,774)	—	(6,251)	—
Derivatives designated as hedging instruments	947	—	7,513	—

Gain or (loss) on cash flow hedging relationships
Interest contracts:
Loss reclassified from AOCI into income	—	3,790	—	4,955

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

As of June 30, 2025 and December 31, 2024, the Company posted $834 thousand and $2.7 million, respectively, to the Chicago Mercantile Exchange (“CME”) clearing house related to the fair value derivatives settled daily to market. The Company pays an average fixed rate of 4.43% and receives a floating rate based on the US federal funds effective rate for the life of the agreement without an exchange of the underlying notional amount.

The amortized cost basis of the closed portfolio of the fixed rate mortgage loans on June 30, 2025 totaled $1.06 billion. The amount identified as the last-of-layer in the open hedge relationship was $700.0 million, which is the amount of loans in the closed portfolio anticipated to be outstanding for the designated hedge period. The basis adjustment associated with the hedge was a $842 thousand asset as of June 30, 2025, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedged relationship.

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

During the three and six months ended June 30, 2025, the Company recorded a $205 thousand debit and $827 thousand debit, respectively, from the swap transactions as a component of interest income in the consolidated statements of operations. During the three and six months ended June 30, 2024, the Company recorded a $634 thousand credit and a $1.3 million credit, respectively, from the swap transactions as a component of interest income in the consolidated statements of operations.

As of June 30, 2025 and December 31, 2024, the following amounts were recorded on the consolidated statements of financial condition related to cumulative basis adjustment for fair value hedges:

	June 30, 2025		December 31, 2024
(In thousands)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed Rate Loans	$1,060,340	$842	$694,774	$2,615

Cash Flow Hedges

Cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company uses these types of derivatives to hedge the variable cash flows associated with existing or forecasted issuances of short-term borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $4.5 million will be reclassified as an increase to interest expense.

The Company did not terminate any derivatives during the six months ended June 30, 2025 or June 30, 2024, respectively.

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Loss recognized in other comprehensive income (loss)	$(5,407)	$(3,128)	$(12,974)	$(983)
Loss reclassified from other comprehensive income into interest expense	(1,950)	(2,520)	(3,790)	(4,955)

All cash flow hedges are recorded gross on the Consolidated Statement of Financial Condition.

Certain cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Company to post cash collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of June 30, 2025 and December 31, 2024, the Company did not post collateral to the third-party counterparties. As of June 30, 2025, the Company received $6.2 million in collateral from its third-party counterparties under the agreements in a net asset position. As of June 30, 2025, the Company posted $5.2 million to the CME clearing house that are accounted for as settlements of the derivative liabilities. As of December 31, 2024, the Company received $9.1 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2024, the Company received $856 thousand from the CME clearing house that are accounted for as settlements of the derivative asset.

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

	June 30, 2025
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/liabilities:
Loan level interest rate swaps with borrower	62	$700,636	$14,193	$—
Loan level interest rate swaps with borrower	158	975,436	—	71,496
Loan level interest rate swaps with third-party counterparties	62	700,636	—	14,193
Loan level interest rate swaps with third-party counterparties	158	975,436	71,496	—

	December 31, 2024
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/liabilities:
Loan level interest rate swaps with borrower	23	$321,745	$3,704	$—
Loan level interest rate swaps with borrower	202	1,344,204	—	104,474
Loan level interest rate swaps with third-party counterparties	23	321,745	—	3,704
Loan level interest rate swaps with third-party counterparties	202	1,344,204	104,474	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Loan level derivative income	$942	$1,085	$1,003	$1,491

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of June 30, 2025, the Company posted $1.4 million in collateral to the third-party counterparty, and did not post collateral to its third-parties as of December 31, 2024. As of June 30, 2025, the Company received $63.6 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2024, the Company received $103.3 million in collateral from its third-party counterparties under the agreements in a net asset position.

Risk Participation Agreements

The Company enters into risk participation agreements to manage economic risks but does not designate the instruments in hedge relationships. As of June 30, 2025 and December 31, 2024, the notional amounts of risk participation agreements for derivative liabilities were $140.6 million and $141.1 million, respectively. The related fair values of the Company’s risk participation agreements as of June 30, 2025 and December 31, 2024 were $15 thousand and $10 thousand, respectively.

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

For derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, any breach of the above provisions by the Company may require settlement of its obligations under the agreements at the termination value with the respective counterparty. As of June 30, 2025, there were no derivatives in a net liability position, and therefore the termination value was zero. There were no provisions breached for the three or six months ended June 30, 2025.

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

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by GSEs as of June 30, 2025 and December 31, 2024, respectively. In accordance with the Company’s investment policy, corporate securities are rated “investment grade” at the time of purchase and the financials of the issuers are reviewed quarterly.

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

		Fair Value Measurements
		at June 30, 2025 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$9,764	$—	$9,764	$—
Corporate securities	171,092	—	171,092	—
Pass-through MBS issued by GSEs	287,665	—	287,665	—
Agency CMOs	212,666	—	212,666	—
State and municipal obligations	22,274	—	22,274	—
Derivative – cash flow hedges	5,277	—	5,277	—
Derivative – freestanding derivatives, net	85,689	—	85,689	—
Financial Liabilities:
Derivative – fair value hedges	151	—	151	—
Derivative – cash flow hedges	255	—	255	—
Derivative – freestanding derivatives, net	85,689	—	85,689	—
Derivative – risk participations	15	—	15	—

		Fair Value Measurements
		at December 31, 2024 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency Notes	$9,607	$—	$9,607	$—
Corporate securities	163,949	—	163,949	—
Pass-through MBS issued by GSEs	300,221	—	300,221	—
Agency CMOs	191,888	—	191,888	—
State and municipal obligations	25,028	—	25,028	—
Derivative – cash flow hedges	8,318	—	8,318	—
Derivative – freestanding derivatives, net	108,178	—	108,178	—
Financial Liabilities:
Derivative – cash flow hedges	159	—	159	—
Derivative – freestanding derivatives, net	108,178	—	108,178	—
Derivative – risk participations	10	—	10	—

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

June 30, 2025
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$2,330	$—	$—	$2,330

December 31, 2024
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$7,584	$—	$—	$7,584

Individually evaluated loans with an allowance for credit losses at June 30, 2025 had a carrying amount of $2.3 million, which is made up of the outstanding balance of $4.0 million, net of a valuation allowance of $1.6 million. There was a credit loss recovery of $568 thousand on collateral dependent individually evaluated loans during the six months ended June 30, 2025, which is included in the amounts reported in the Consolidated Statements of Operations.

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

		Fair Value Measurements
		at June 30, 2025 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$1,156,754	$1,156,754	$—	$—	$1,156,754
Securities held-to-maturity	625,188	—	556,507	—	556,507
Loans held for sale	13,617	—	—	13,617	13,617
Loans held for investment, net	10,775,353	—	—	10,481,731	10,481,731
Accrued interest receivable	55,418	—	6,803	48,615	55,418
Financial Liabilities:
Savings, money market and checking accounts (1)	10,660,002	10,660,002	—	—	10,660,002
Certificates of deposit ("CDs")	1,080,093	—	1,076,490	—	1,076,490
FHLBNY advances	508,000	—	510,864	—	510,864
Subordinated debt, net	272,414	—	253,563	—	253,563
Accrued interest payable	7,876	—	7,876	—	7,876

(1) Includes mortgage escrow deposits.

		Fair Value Measurements
		at December 31, 2024 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$1,283,571	$1,283,571	$—	$—	$1,283,571
Securities held-to-maturity	637,339	—	552,277	—	552,277
Loans held for sale	22,625	—	—	22,625	22,625
Loans held for investment, net	10,775,608	—	—	10,354,366	10,354,366
Accrued interest receivable	55,970	—	6,676	49,294	55,970
Financial Liabilities:
Savings, money market and checking accounts (1)	10,617,060	10,617,060	—	—	10,617,060
CDs	1,069,081	—	1,066,630	—	1,066,630
FHLBNY advances	608,000	—	608,908	—	608,908
Subordinated debt, net	272,325	—	257,464	—	257,464
Other short-term borrowings	50,000	50,000	—	—	50,000
Accrued interest payable	8,586	—	8,586	—	8,586

(1) Includes mortgage escrow deposits.

11. OTHER INTANGIBLE ASSETS

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable.

(In thousands)	June 30, 2025	December 31, 2024
Gross carrying value	$10,204	$10,204
Accumulated amortization	(6,795)	(6,308)
Net carrying amount	$3,409	$3,896

Amortization expense recognized on intangible assets was $235 thousand and $487 thousand for the three and six months ended June 30, 2025, respectively. Amortization expense recognized on intangible assets was $285 thousand and $592 thousand for the three and six months ended June 30, 2024, respectively.

Estimated amortization expense for the remainder of 2025 through 2029 and thereafter is as follows:

(In thousands)
2025	$471
2026	795
2027	664
2028	560
2029	475
Thereafter	444
Total	$3,409

12. FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY totaling $508.0 million and $608.0 million at June 30, 2025 and December 31, 2024, respectively, all of which were fixed rate. In accordance with FHLBNY advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank had remaining FHLBNY borrowing capacity of $1.75 billion as of June 30, 2025 and $1.84 billion as of December 31, 2024, and maintained sufficient qualifying collateral, as defined by the FHLBNY.

For the three or six months ended June 30, 2025, the Company did not incur any prepayment penalty expense related to the extinguishment of debt. During the three months ended June 30, 2024, the Company did not incur any prepayment penalty expense related to the extinguishment of debt. During the six months ended June 30, 2024 the Company had $453 thousand of prepayment penalty expense recognized as a loss on extinguishment of debt.

The following table is a summary of FHLBNY extinguishments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
FHLBNY advances extinguished	$-	$125,000	$-	$1,780,000
Weighted average rate	-%	5.25%	-%	5.28%
Loss on extinguishment of debt	$-	$-	$-	$453

The following table presents the contractual maturities of FHLBNY advances for each of the next five years.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Overnight, fixed rate at 4.67%	—	100,000
2025, fixed rate at rates from 4.42% to 4.52%	400,000	400,000
2027, fixed rate at 4.25%	36,000	36,000
2028, fixed rate at 4.04%	12,000	12,000
2029, fixed rate at rates from 3.98% to 4.03%	60,000	60,000
Total FHLBNY advances	$508,000	$608,000

Total FHLBNY advances had a weighted average interest rate of 4.38% and 4.58% at June 30, 2025 and December 31, 2024, respectively.

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

The subordinated debentures totaled $272.4 million and $272.3 million at June 30, 2025 and December 31, 2024, respectively. Interest expense related to the subordinated debentures was $4.3 million and $2.6 million during the three months ended June 30, 2025 and 2024, respectively. Interest expense related to the subordinated debentures was $8.6 million and $5.2 million during the six months ended June 30, 2025 and 2024, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

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

BNB Bank Pension Plan

During 2012, Bridge Bancorp, Inc., (“Bridge”) amended the BNB Bank Pension Plan by revising the formula for determining benefits effective January 1, 2013, except for certain grandfathered Bridge employees. Additionally, new Bridge employees hired on or after October 1, 2012 were not eligible for the BNB Bank Pension Plan. Effective December 31, 2023, the Bank froze all participant benefits under the BNB Pension Plan, the impact of which is reflected in the recorded curtailment as of December 31, 2023. On December 21, 2023, the Company’s Board of Directors adopted a resolution to terminate the BNB Bank Pension Plan effective December 31, 2023. The termination was effectively completed by March 31, 2025, and all related liabilities were fully settled. Retirement benefits of the plan were vested as they were earned. For the year ended December 31, 2024, the Bank used December 31st as its measurement date for the BNB Bank Pension Plan.

The following tables represent the components of net periodic (credit) benefit cost associated with these plans:

	Three Months Ended June 30,
	2025		2024

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$—	$—	$—	$—
Interest cost	—	218	310	210
Expected return on assets	—	(322)	(680)	(360)
Amortization of unrealized loss	—	232	—	202
Net periodic (credit) benefit	$—	$128	$(370)	$52
Settlement loss recognized	—	—	—	—
Total benefit cost	$—	$128	$(370)	$52

	Six Months Ended June 30,
	2025		2024

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$—	$—	$—	$—
Interest cost	271	435	620	420
Expected return on assets	(534)	(645)	(1,360)	(720)
Amortization of unrealized loss	49	465	—	405
Net periodic (credit) benefit	$(214)	$255	$(740)	$105
Settlement loss recognized	7,231	—	—	—
Total benefit cost	$7,017	$255	$(740)	$105

There were no contributions to the BNB Bank Pension Plan or the Employee Retirement Plan for the three or six months ended June 30, 2025 and 2024.

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) that existed before the Merger. The 401(k) Plan covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the first pay date following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $23,500 for the calendar year ended December 31, 2025. Under the provisions of the 401(k) Plan, Dime Community Bank provides an employer non-elective contribution to employee accounts equivalent to 3% of eligible compensation. Participants can invest their account balances into several investment alternatives. The 401(k) Plan does not allow for investment of new contributions in the Company’s common stock, nor does it allow participants to transfer existing balances into the Company’s common stock. The 401(k) Plan held Company common stock within the accounts of participants totaling $5.7 million and $4.7 million at June 30, 2025 and 2024, respectively. During the three and six months ended June 30, 2025, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $1.9 million, respectively. During the three and six months ended June 30, 2024, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $796 thousand and $1.7 million, respectively.

15. STOCK-BASED COMPENSATION

In May 2021, the Company’s stockholders approved the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. The Company no longer makes grants under the Legacy Stock Plans. Awards outstanding under the Legacy Stock Plans will continue to remain outstanding and subject to the terms and conditions of the Legacy Stock Plans. An additional 1,185,000 shares of common stock were reserved to be issued under the 2021 Equity Incentive Plan following stockholder approval at the Annual Meeting of Shareholders on May 23, 2024. At June 30, 2025, there were 1,165,754 shares reserved for issuance under the 2021 Equity Incentive Plan.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average Exercise	Contractual	Intrinsic
(Dollars in thousands except share and per share amounts)	Options	Price	Years	Value
Options outstanding at January 1, 2025	26,995	$35.39	4.2	—
Options exercised	—	—
Options forfeited	—	—
Options outstanding at June 30, 2025	26,995	$35.39	3.7	$—
Options vested and exercisable at June 30, 2025	26,995	$35.39	3.7	$—

Information related to stock options during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Cash received for option exercise cost	$—	$—	$—	$—
Income tax (expense) benefit recognized on stock option exercises	—	—	—	—
Intrinsic value of options exercised	—	—	—	—

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of June 30, 2025 were as follows:

	Outstanding Options		Vested Options
		Weighted		Weighted
		Average		Average
	Number	Contractual	Number	Contractual
	of	Years	of	Years
	Options	Remaining	Options	Remaining
Exercise Prices:
$34.87	10,061	4.6	10,061	4.6
$35.35	9,802	3.6	9,802	3.6
$36.19	7,132	2.6	7,132	2.6
Total	26,995	3.7	26,995	3.7

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2025	470,236	$22.79
Shares granted	252,905	28.15
Shares vested	(234,908)	24.14
Shares forfeited	(14,645)	23.25
Unvested allocated shares outstanding at June 30, 2025	473,588	$24.97

Information related to RSAs during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Compensation expense recognized	$1,258	$1,504	$2,664	$2,877
Income tax benefit (expense) recognized on vesting of RSAs	40	(28)	361	(268)

As of June 30, 2025, there was $9.7 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 2.2 years.

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

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Maximum aggregate share payout at January 1, 2025	258,864	$18.69
Shares granted	102,002	28.19
Shares forfeited	(12,430)	20.30
Shares vested	(7,166)	34.57
Maximum aggregate share payout at June 30, 2025	341,270	$21.14
Minimum aggregate share payout	—	—
Expected aggregate share payout	341,270	$21.14

Information related to PSAs during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Compensation expense (benefit) recognized	$533	$(208)	$1,011	$149
Income tax expense recognized on vesting of PSAs	—	(52)	(9)	(52)

As of June 30, 2025, there was $4.5 million of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.0 years.

16. INCOME TAXES

During the three months ended June 30, 2025 and 2024, the Company’s consolidated effective tax rates were 26.1% and 29.0%, respectively. During the six months ended June 30, 2025 and 2024, the Company’s consolidated effective tax rates were 25.7% and 28.1%, respectively. There were no significant unusual income tax items during the three or six months ended June 30, 2025 and 2024, respectively.

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

The CODM is provided with the Company’s consolidated statements of financial condition and operations and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which can be seen on the consolidated statement of operations. These results are used to benchmark the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cash flows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment and in establishing management’s compensation. All revenues are derived from banking operations within the United States, and for the three or six months ended June 30, 2025 and 2024, no customer accounted for more than 10% of the Company's consolidated revenue.

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

Recent Developments

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including bonus depreciation.  ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company has evaluated the deferred tax impact under the newly elected tax law and has concluded it will have an immaterial impact on the September 30, 2025 financial statements.

Selected Financial Highlights and Other Data

(Dollars in Thousands Except Per Share Amounts)

	At or For the		At or For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Per Share Data:
Reported EPS (Diluted)	$0.64	$0.43	$1.09	$0.84
Cash dividends paid per common share	0.25	0.25	0.50	0.50
Book value per common share	29.95	28.97	29.95	28.97
Dividend payout ratio	39.06%	58.14%	45.87%	59.52%
Performance and Other Selected Ratios:
Return on average assets	0.85%	0.55%	0.74%	0.53%
Return on average equity	8.28	5.88	7.16	5.78
Net interest spread	1.99	1.28	1.97	1.21
Net interest margin	2.98	2.41	2.96	2.31
Average interest-earning assets to average interest-bearing liabilities	146.96	142.23	146.97	140.36
Non-interest expense to average assets	1.72	1.66	1.81	1.59
Efficiency ratio	55.0	63.8	58.9	63.9
Loan-to-deposit ratio at end of period	92.6	98.2	92.6	98.2
Effective tax rate	26.08	29.01	25.73	28.10
Asset Quality Summary:
Non-performing loans (1)	$53,214	$24,843	$53,214	$24,843
Non-performing assets	53,214	24,843	53,214	24,843
Net charge-offs	5,405	3,640	12,463	4,379
Non-performing assets/Total assets	0.37%	0.18%	0.37%	0.18%
Non-performing loans/Total loans	0.49	0.23	0.49	0.23
Allowance for credit losses/Total loans	0.86	0.72	0.86	0.72
Allowance for credit losses/Non-performing loans	175.12	313.21	175.12	313.21
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

The Bank is a member of American Financial Exchange (“AFX”), through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily. At June 30, 2025, the Bank did not have any such borrowings outstanding through the AFX. At December 31, 2024, the Bank had $50.0 million of such borrowings outstanding through the AFX, which is included in other short-term borrowings on the consolidated statements of financial condition.

The Bank utilizes repurchase agreements as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities. As of June 30, 2025 and December 31, 2024, the Bank did not have any repurchase agreements.

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

Total deposits (including mortgage escrow deposits) increased $54.0 million during the six months ended June 30, 2025, compared to an increase of $497.8 million during the six months ended June 30, 2024. The increase in deposits during the current period was primarily due to an increase in non-interest-bearing checking accounts, money market accounts and CD’s, offset by a decline in interest bearing checking accounts and savings accounts deposits.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, additional sources of funds are available through a borrowing line at the FHLBNY, borrowing capacity at the AFX, lines of credit with unaffiliated correspondent banks, and various brokered deposit sources. At June 30, 2025, the Bank had remaining borrowing capacity of $1.75 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings). The Bank also had access to the FRB Discount Window. At June 30, 2025, an available line of credit totaling $376.7 million was in place at the FRB backed by investment securities with no advances drawn. Additionally, at June 30, 2025, a line of credit totaling $3.22 billion was in place at the FRB secured by certain qualifying 1-4 family residential mortgage loans, construction loans and CRE loans with no amounts drawn.

The Bank reduced its outstanding FHLBNY advances by $100.0 million during the six months ended June 30, 2025, compared to a reduction of $680.0 million during the six months ended June 30, 2024. See Note 12. “FHLBNY Advances” for further information.

Subordinated debentures totaled $272.4 million at June 30, 2025 compared to $272.3 million at December 31, 2024. See Note 13. “Subordinated Debentures” to our Consolidated Financial Statements for further information.

During the six months ended June 30, 2025 and 2024, business loan originations excluding new lines were $173.7 million and $171.6 million, respectively. During the six months ended June 30, 2025, and 2024, real estate loan originations excluding new lines (excluding owner-occupied commercial real estate) totaled $125.1 million and $88.2 million, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by their primary federal regulators. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At June 30, 2025, both the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered “well capitalized” for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at June 30, 2025
			Basel III
		Consolidated	Minimum	To Be Categorized as
	Bank	Company	Requirement	“Well Capitalized” (1)
Tier 1 common equity ratio	14.2%	11.2%	4.5%	6.5%
Tier 1 risk-based capital ratio	14.2	12.3	6.0	8.0
Total risk-based capital ratio	15.1	15.8	8.0	10.0
Tier 1 leverage ratio	10.8	9.4	4.0	5.0
(1)	Only the Bank is subject to these requirements.

During the six months ended June 30, 2025 and 2024, the Holding Company did not repurchase any shares of its common stock. As of June 30, 2025, 1,566,947 shares remained available for purchase under the authorized share repurchase programs. See “Part II - Item 2. Other Information - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for additional information about repurchases of common stock.

The Holding Company paid $3.6 million in cash dividends on its preferred stock during the six months ended June 30, 2025, and 2024, respectively.

The Holding Company paid $21.4 million and $19.0 million in cash dividends on its common stock during the six months ended June 30, 2025, and 2024, respectively.

Contractual Obligations

The Bank generally has borrowings outstanding in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of June 30, 2025, the Bank had $136.9 million of firm loan commitments that were accepted by the borrowers.

Additionally, in connection with a loan securitization completed in December 2017, the Bank executed a reimbursement agreement with FHLMC that obligates the Company to reimburse FHLMC for any contractual principal and interest payments on defaulted loans, not to exceed 10% of the original principal amount of the loans comprising the aggregate balance of the loan pool at securitization. The maximum exposure under this reimbursement obligation is $27.9 million. The Bank has pledged $27.9 million of pass-through MBS issued by GSEs as collateral.

Concentrations of Lending Activities

Non-owner occupied commercial real estate loans and multifamily residential and residential mixed-use loans have collectively represented the largest percentage of the Company’s loan portfolio, accounting for 63% and 65% of total loans held for investment as of June 30, 2025 and December 31, 2024, respectively. Non-owner occupied commercial real estate loans represent 29% and 30% of total loans held for investment as of June 30, 2025 and December 31, 2024, respectively. Multifamily residential and residential mixed-use loans made up 34% and 35% of total loans held for investment as of June 30, 2025 and December 31, 2024, respectively. The Company expects that non-owner occupied commercial real estate loans and multifamily residential and residential mixed-use loans will continue to be a significant portion of the Company’s total loan portfolio.

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

The following tables present the composition by property type and weighted average loan-to-value (“LTV”) of the Company’s non-owner occupied commercial real estate loans:

	June 30, 2025
					Weighted
					Average Rate
(Dollars in thousands)	NY	NJ	Other	Balance	LTV
Investor commercial real estate:
Retail	$1,033,852	$66,818	$3,529	$1,104,199	52%
Investor office	418,353	161,272	3,091	582,716	59
Warehouse/ Industrial	320,596	14,717	68,770	404,083	54
Hotels	330,351	422	11,823	342,596	57
Supportive housing	178,603	—	—	178,603	57
Medical office	100,860	—	28,162	129,022	60
Educational facility or library	113,302	—	—	113,302	57
Medical facility	60,626	—	—	60,626	71
Other (1)	207,582	2,714	2,677	212,973	55
Total investor commercial real estate	$2,764,125	245,943	118,052	$3,128,120	55%
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.

	December 31, 2024
					Weighted
					Average Rate
(Dollars in thousands)	NY	NJ	Other	Balance	LTV
Investor commercial real estate:
Retail	$1,085,618	$62,990	$3,594	$1,152,202	51%
Investor office	439,359	162,367	3,127	604,853	58
Warehouse/ Industrial	337,288	16,675	69,314	423,277	53
Hotels	356,450	425	11,934	368,809	57
Supportive housing	161,207	—	—	161,207	59
Medical office	106,403	—	28,470	134,873	62
Educational facility or library	120,719	—	—	120,719	59
Medical facility	60,866	—	—	60,866	71
Other (1)	196,304	2,763	4,662	203,729	54
Total investor commercial real estate	$2,864,214	245,220	121,101	$3,230,535	55%
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.

The following tables present the composition by property type and weighted average LTV of the Company’s multifamily residential and residential mixed-use loans:

	June 30, 2025
		Weighted
	Total	Average Rate
(Dollars in thousands)	Balance	LTV
Multifamily residential and residential mixed-use:
New York City (1)
100% rent regulated (2)	$550,863	58%
Majority rent regulated (2)	623,104	59
Majority free market	1,781,000	55
Total New York City	2,954,967	56

Outside New York City	738,458	58
Total multifamily residential and residential mixed-use	$3,693,425	57%
(1)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(2)	Composition based on revenue.

	December 31, 2024
		Weighted
	Total	Average Rate
(Dollars in thousands)	Balance	LTV
Multifamily residential and residential mixed-use:
New York City (1)
100% rent regulated (2)	$572,054	58%
Majority rent regulated (2)	643,908	59
Majority free market	1,846,525	55
Total New York City	3,062,487	56

Outside New York City	757,796	59
Total multifamily residential and residential mixed-use	$3,820,283	57%
(1)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(2)	Composition based on revenue.

Additional information related to the granularity in the non-owner occupied commercial real estate and multifamily residential and residential mixed-use portfolios is presented in the tables below as of June 30, 2025 and December 31, 2024:

	June 30, 2025
		Number of
	Average	loans
(Dollars in thousands)	Loan Size	> $20 million
Investor commercial real estate:
Retail	$2,642	3
Investor Office	6,334	9
Warehouse/ Industrial	3,707	4
Hotels	8,565	8
Supportive housing	19,845	3
Medical office	6,144	2
Educational facility or library	10,300	—
Medical facility	7,578	1
Other (1)	1,990	—

Multifamily residential and residential mixed-use:
New York City (2)
100% rent regulated (3)	2,504	—
Majority rent regulated (3)	3,799	2
Majority free market	3,949	7
Outside New York City	4,674	8
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.
(2)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(3)	Composition based on revenue.

	December 31, 2024
		Number of
	Average	loans
(Dollars in thousands)	Loan Size	> $20 million
Investor commercial real estate:
Retail	$2,613	4
Investor Office	5,989	9
Warehouse/ Industrial	3,779	4
Hotels	8,781	8
Supportive housing	20,151	3
Medical office	6,423	2
Educational facility or library	10,060	—
Medical facility	7,608	1
Other (1)	1,922	—

Multifamily residential and residential mixed-use:
New York City (2)
100% rent regulated (3)	2,487	—
Majority rent regulated (3)	3,810	2
Majority free market	3,864	7
Outside New York City	4,521	8
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.
(2)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(3)	Composition based on revenue.

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

Non-accrual Loans

Within our held-for-investment loan portfolio, non-accrual loans totaled $53.2 million at June 30, 2025 and $49.5 million at December 31, 2024.

The following is a reconciliation of non-accrual loans as of the dates indicated:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2025	2024	2024
Non-accrual loans:
Business loans	$18,007	$22,624	$20,287
One-to-four family residential and cooperative/condominium apartment	1,642	3,213	3,884
Multifamily residential and residential mixed-use	—	—	—
Non-owner-occupied commercial real estate	32,908	22,960	15
ADC	657	657	657
Other loans	—	25	—
Total non-accrual loans	$53,214	$49,479	$24,843
Ratios:
Total non-accrual loans to total loans	0.49%	0.46%	0.23%
Total non-performing assets to total assets	0.37	0.34	0.18

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

There was no carrying value of OREO properties on our Consolidated Statement of Financial Condition at June 30, 2025 or December 31, 2024. We did not recognize any provision for losses on OREO properties during the six months ended June 30, 2025 or 2024.

Past Due Loans

Loans Delinquent 30 to 59 Days

At June 30, 2025, there were $28.1 million of loans that were past due between 30 and 59 days, compared to $10.3 million at December 31, 2024. The 30 to 59-day delinquency levels fluctuate monthly and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At June 30, 2025, there were $33.4 million of loans that were past due between 60 and 89 days, compared to $31.3 million at December 31, 2024. The 60 to 89-day delinquency levels fluctuate monthly and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

There were no accruing loans 90 days or more past due at June 30, 2025 or at December 31, 2024.

Reserve for Unfunded Loan Commitments

The Bank maintains a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of our reserve was $2.8 million and $2.7 million at June 30, 2025 and December 31, 2024, respectively. This reserve is determined based upon the outstanding volume of unfunded loan commitments at each period end. Any increases or reductions in this reserve are recognized in provision for credit losses.

Allowance for Credit Losses

Provision for credit losses for the six months ended June 30, 2025 and 2024 was $18.8 million and $10.8 million, respectively. Included in the provision for credit losses for the six months ended June 30, 2025 was $1.8 million of provision related to one available-for-sale corporate security. The remainder of the credit loss provision for the six months ended June 30, 2025, was primarily attributable to updates in the macroeconomic forecast and to the loss driver models. The $10.8 million credit loss provision for the six months ended June 30, 2024, was primarily associated with provisioning for the Bank’s pooled multifamily loan portfolio.

For a further discussion of the allowance for credit losses and related activity during the six months ended June 30, 2025 and 2024, please see Note 6 “Securities” and Note 7 “Loans Held for Investment, Net” to the condensed Consolidated Financial Statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of loans in each category to total loans as of the dates indicated.

	June 30, 2025		December 31, 2024
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allocated	to Total	Allocated	to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Business loans	$42,965	26.70%	$42,898	25.08%
One-to-four family residential and cooperative/condominium apartment	9,567	9.19	9,501	8.75
Multifamily residential and residential mixed-use	13,667	33.97	11,946	35.16
Non-owner-occupied commercial real estate	24,326	28.78	21,876	29.72
ADC	2,380	1.30	2,323	1.25
Other loans	284	0.06	207	0.04
Total	$93,189	100.00%	$88,751	100.00%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	At or for the Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Total loans outstanding at end of period (1)	$10,870,030	$10,824,518
Average total loans outstanding during the period (2)	10,852,525	10,757,655
Allowance for credit losses balance at end of period	93,189	77,812
Allowance for credit losses to total loans at end of period	0.86%	0.72%
Non-performing loans to total loans at end of period	0.49	0.23
Allowance for credit losses to total non-performing loans at end of period	175.12	313.21

Ratio of net charge-offs to average loans outstanding during the period:
Business loans	0.35%	0.15%
One-to-four family residential and cooperative/condominium apartment	0.01	—
Multifamily residential and residential mixed-use	—	0.13
Non-owner-occupied commercial real estate	0.47	—
Other loans	0.75	1.33
Total	0.23	0.08
(1)	Total loans represent gross loans (excluding loans held for sale), inclusive of deferred fees/costs and premiums/discounts.
(2)	Total average loans represent gross loans (including loans held for sale), inclusive of deferred loan fees/costs and premiums/discounts.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Assets. Assets totaled $14.21 billion at June 30, 2025, $145.3 million below their level at December 31, 2024, primarily due to decreases of $126.8 million in cash and due from banks, $76.3 million in other assets, $25.5 million in derivative assets, $9.0 million in loans held for sale and $5.5 million in the loan portfolio, partially offset by an increase of $102.7 million in BOLI.

Loan originations, excluding new lines, totaled $298.8 million for the six-month period ended June 30, 2025.

Total investment securities increased $617 thousand during the six months ended June 30, 2025, to $1.33 billion at period end, primarily due to purchases of $81.0 million and a decrease in unrealized losses of $12.9 million, offset by proceeds from principal payments, calls and maturities of $68.6 million and proceeds from the sale of available for sale securities of $24.8 million. There were no transfers to or from securities held-to-maturity during the six months ended June 30, 2025.

BOLI increased $102.7 million during the six months ended June 30, 2025, to $393.3 million. This increase in BOLI is primarily due to completion of the restructuring initiative that begun in late 2024, as well as purchases of new BOLI assets.

Liabilities. Total liabilities decreased $179.8 million during the six months ended June 30, 2025, to $12.78 billion at period end, primarily due to decreases of $100.0 million in FHLBNY advances, $50.0 million in short-term borrowings, $42.6 million in derivative cash collateral, $22.2 million in derivative liabilities and $17.6 million in other liabilities, partially offset by an increase of $54.0 million in deposits (including mortgage escrow accounts).

Stockholders’ Equity. Stockholders’ equity increased $34.5 million during the six months ended June 30, 2025, to $1.43 billion at period end, primarily due to net income of $51.2 million and other comprehensive income of $7.1 million, partially offset by common stock dividends of $21.8 million, and preferred stock dividends of $3.6 million.

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024

General. Net income was $29.7 million during the three months ended June 30, 2025, compared to net income of $18.5 million for the three months ended June 30, 2024. During the three months ended June 30, 2025, net interest income increased by $22.6 million, non-interest expense increased by $4.6 million, the credit loss provision increased by $3.6 million, non-interest income decreased by $213 thousand and income tax expense increased by $2.9 million, compared to the three months ended June 30, 2024.

The discussion of net interest income for the three months ended June 30, 2025 and 2024 should be read in conjunction with the following tables, which set forth certain information related to the Consolidated Statements of Operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Net loan fees included in interest income were $1.1 million during the three months ended June 30, 2025, compared to a net loan cost of $7 thousand during the three months ended June 30, 2024. The increase in net loan fees was primarily due to increases in prepayment penalty fees and deferred fees on loans in 2025.

Analysis of Net Interest Income

	Three Months Ended June 30,
	2025			2024
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (3) (6)	$2,798,899	$46,593	6.68%	$2,400,219	$42,933	7.19%
One-to-four family residential and coop/condo apartment (3) (6)	981,138	11,532	4.71	886,037	9,968	4.52
Multifamily residential and residential mixed-use (3) (6)	3,740,939	42,462	4.55	3,958,617	45,775	4.65
Non-owner-occupied commercial real estate (3) (6)	3,175,062	41,822	5.28	3,359,004	44,728	5.36
ADC (3)	136,154	3,009	8.86	164,283	3,638	8.91
Other loans (3)	7,135	30	1.69	5,100	57	4.50
Securities	1,361,383	11,353	3.34	1,537,487	7,907	2.07
Other short-term investments	994,406	10,749	4.34	313,809	4,412	5.65
Total interest-earning assets	13,195,116	167,550	5.09%	12,624,556	159,418	5.08%
Non-interest earning assets	818,476			793,885
Total assets	$14,013,592			$13,418,441

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$943,716	$4,141	1.76%	$631,403	$1,499	0.95%
Money market	4,174,694	32,818	3.15	3,495,989	33,193	3.82
Savings (2)	1,925,224	14,048	2.93	2,336,202	23,109	3.98
CDs	1,075,729	9,174	3.42	1,393,678	15,077	4.35
Total interest-bearing deposits	8,119,363	60,181	2.97	7,857,272	72,878	3.73
FHLBNY advances	508,000	4,053	3.20	671,242	6,429	3.85
Subordinated debt, net	272,385	4,301	6.33	202,232	2,604	5.18
Other short-term borrowings	—	—	—	—	—	—
Total borrowings	780,385	8,354	4.29	873,474	9,033	4.16
Derivative cash collateral	79,188	918	4.65	145,702	2,005	5.53
Total interest-bearing liabilities	8,978,936	69,453	3.10%	8,876,448	83,916	3.80%
Non-interest-bearing checking (2)	3,412,215			3,042,382
Other non-interest-bearing liabilities	187,774			242,980
Total liabilities	12,578,925			12,161,810
Stockholders' equity	1,434,667			1,256,631
Total liabilities and stockholders' equity	$14,013,592			$13,418,441
Net interest income		$98,097			$75,502
Net interest rate spread (4)			1.99%			1.28%
Net interest-earning assets	$4,216,180			$3,748,108
Net interest margin (5)			2.98%			2.41%
Ratio of interest-earning assets to interest-bearing liabilities			146.96%			142.23%
Deposits (including non-interest-bearing checking accounts) (2)	$11,531,578	$60,181	2.09%	$10,899,654	$72,878	2.69%
(1)	Business loans include C&I loans, owner-occupied commercial real estate loans and PPP loans.
(2)	Includes mortgage escrow deposits.
(3)	Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average-interest earning assets.
(6)	At June 30, 2025 and 2024, the loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

Rate/Volume Analysis

Rate/Volume Analysis

	Three Months Ended June 30, 2025
	Compared to Three Months Ended June 30, 2024
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (2)	$6,930	$(3,270)	$3,660
One-to-four family residential and coop/condo apartment	1,108	456	1,564
Multifamily residential and residential mixed-use	(2,425)	(888)	(3,313)
Non-owner-occupied commercial real estate	(2,347)	(559)	(2,906)
ADC	(617)	(12)	(629)
Other loans	16	(43)	(27)
Securities	(1,166)	4,612	3,446
Other short-term investments	8,475	(2,138)	6,337
Total interest-earning assets	$9,974	$(1,842)	$8,132
Interest-bearing liabilities:
Interest-bearing checking	$1,053	$1,589	$2,642
Money market	5,965	(6,340)	(375)
Savings	(3,511)	(5,550)	(9,061)
CDs	(3,060)	(2,843)	(5,903)
FHLBNY advances	(1,427)	(949)	(2,376)
Subordinated debt, net	1,011	686	1,697
Other short-term borrowings	—	—	—
Derivative cash collateral	(842)	(245)	(1,087)
Total interest-bearing liabilities	$(811)	$(13,652)	$(14,463)
Net change in net interest income	$10,785	$11,810	$22,595
(1)	Business loans include C&I loans, owner-occupied commercial real estate loans and PPP loans.
(2)	Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $98.1 million during the three months ended June 30, 2025, an increase of $22.6 million from the three months ended June 30, 2024. Average interest-earning assets were $13.20 billion for the three months ended June 30, 2025, an increase of $570.6 million from $12.62 billion for the three months ended June 30, 2024. The net interest margin was 2.98% during the three months ended June 30, 2025, up from 2.41% during the three months ended June 30, 2024.

Interest Income. Interest income was $167.5 million during the three months ended June 30, 2025, compared to $159.4 million during the three months ended June 30, 2024. During the three months ended June 30, 2025, interest income increased $8.1 million from the three months ended June 30, 2024, primarily reflecting increases in interest income of $6.3 million in other short-term investments, $3.7 million on business loans, $3.4 million on securities and $1.6 million on one-to-four family loans, partially offset by a decrease of $3.3 million on multifamily residential and residential mixed-use loans and a decrease of $2.9 million on non-owner-occupied commercial real estate loans.

The increased interest income on other short-term investments was related to a $680.6 million increase in the average balances, partially offset by a 131-basis point decrease in the yield of such investments in the period. The increased interest income on business loans was due to a $398.7 million increase in the average balances, partially offset by a 51-basis point decrease in the yield of such loans in the period. The increased interest income on securities was related to a 127-basis point increase in the yield, partially offset by a decrease of $176.1 million in the average balances of such securities in the period. The increased interest income on one-to-four family loans was related to a $95.1 million increase in the average balances and a 19-basis point increase in the yield of such loans in the period. The decreased interest income on multifamily residential and residential mixed-use loans was related to a $217.7 million decrease in the average balance and a 10-basis point decrease in the yield of such loans in the period. The decreased interest income on non-owner-occupied commercial real estate loans reflected a $183.9 million decrease in the average balance and an 8-basis point decrease in the yield of such loans in the period.

Interest Expense. Interest expense was $69.5 million during the three months ended June 30, 2025, compared to $83.9 million during the three months ended June 30, 2024. During the three months ended June 30, 2025, interest expense decreased $14.4 million, primarily reflecting a decrease in interest expense of $12.7 million on deposits, a decrease in interest expense of $2.4 million on FHLBNY advances and a decrease of $1.1 million in interest expense on derivative cash collateral, partially offset by a $1.7 million increase in interest expense on subordinated debt.

The decreased interest expense on deposits was primarily due to a 105-basis point decrease in rates paid on savings accounts, a $411.0 million decrease in average balances of such deposits, a $317.9 million decrease in the average balance of CDs and a 93-basis point decrease in rates paid on such deposits in the period. The decreased interest expense on FHLBNY advances was due to a $163.2 million decrease in the average balance and a 65-basis point decrease in the cost of FHLBNY advances in the period. The decreased interest expense on derivative cash collateral was due to a $66.5 million decrease in the average balance and an 88-basis point decrease in the cost of such derivatives in the period. The increased interest expense on subordinated debt was due to a $70.2 million increase in the average balance and a 115-basis point increase in the cost of such debt in the period.

Provision for Credit Losses. We recorded a credit loss provision of $9.2 million and $5.6 million during the three months ended June 30, 2025 and 2024, respectively. The $9.2 million credit loss provision for the three months ended June 30, 2025, was primarily attributable to updates in the macroeconomic forecast and to the loss driver models. The $5.6 million credit loss provision for the three months ended June 30, 2024, was primarily associated with increased provisioning for our pooled multifamily loan portfolio.

Non-Interest Income. Non-interest income totaled $11.6 million for the three months ended June 30, 2025, compared to $11.8 million for the same period in 2024. The decrease was primarily driven by a $3.7 million reduction in gains from the sale of other assets, partially offset by a $1.7 million increase in BOLI income.

Non-Interest Expense. Non-interest expense totaled $60.3 million for the three months ended June 30, 2025, compared to $55.7 million for the same period in 2024. The change was primarily driven by a $4.0 million increase in salaries and employee benefits.

Non-interest expense was 1.72% and 1.66% of average assets during the three months ended June 30, 2025 and 2024, respectively.

Income Tax Expense. Income tax expense was $10.5 million during the three months ended June 30, 2025, compared to income tax expense of $7.6 million during the three months ended June 30, 2024. The reported effective tax rate for the three months ended June 30, 2025 and 2024 was 26.1%, and 29.0%, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2025 and 2024

General. Net income was $51.2 million during the six months ended June 30, 2025, compared to net income of $36.2 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, net interest income increased by $45.3 million, credit loss provision increased by $8.1 million, non-interest expense increased by $17.6 million, non-interest income decreased by $1.0 million and income tax expense increased by $3.6 million, compared to the six months ended June 30, 2024.

The discussion of net interest income for the six months ended June 30, 2025 and 2024 should be read in conjunction with the following tables, which set forth certain information related to the Consolidated Statements of Operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Net loan fees included in interest income were $2.3 million during the six months ended June 30, 2025, compared to a net loan cost of $304 thousand during the six months ended June 30, 2024. The increase in net loan fees was primarily due to increases in prepayment penalty fees and deferred fees on loans in 2025.

Analysis of Net Interest Income

	Six Months Ended June 30,
	2025			2024
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (3) (6)	$2,773,661	$91,640	6.66%	$2,354,269	$82,157	7.02%
One-to-four family residential and coop/condo apartment (3) (6)	971,645	22,601	4.69	886,313	19,738	4.48
Multifamily residential and residential mixed-use (3) (6)	3,768,693	84,791	4.54	3,979,563	91,794	4.64
Non-owner-occupied commercial real estate (3) (6)	3,194,800	83,148	5.25	3,365,221	89,504	5.35
ADC (3)	137,285	5,915	8.69	167,029	7,330	8.83
Other loans (3)	6,441	58	1.82	5,260	141	5.39
Securities	1,366,942	22,676	3.35	1,557,909	15,787	2.04
Other short-term investments	860,392	18,586	4.36	504,592	13,976	5.57
Total interest-earning assets	13,079,859	329,415	5.08%	12,820,156	320,427	5.03%
Non-interest earning assets	816,422			786,526
Total assets	$13,896,281			$13,606,682

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$928,369	$8,305	1.80%	$606,725	$2,722	0.90%
Money market	4,125,924	64,112	3.13	3,427,937	63,831	3.74
Savings (2)	1,947,657	28,233	2.92	2,352,574	45,919	3.93
CDs	1,024,702	17,605	3.46	1,524,780	33,475	4.41
Total interest-bearing deposits	8,026,652	118,255	2.97	7,912,016	145,947	3.71
FHLBNY advances	508,552	8,119	3.22	882,725	18,572	4.23
Subordinated debt, net	272,363	8,603	6.37	201,210	5,157	5.15
Other short-term borrowings	315	13	8.32	39	1	5.16
Total borrowings	781,230	16,735	4.32	1,083,974	23,730	4.40
Derivative cash collateral	91,588	2,115	4.66	137,934	3,718	5.42
Total interest-bearing liabilities	8,899,470	137,105	3.11%	9,133,924	173,395	3.82%
Non-interest-bearing checking (2)	3,367,647			2,976,079
Other non-interest-bearing liabilities	200,753			245,348
Total liabilities	12,467,870			12,355,351
Stockholders' equity	1,428,411			1,251,331
Total liabilities and stockholders' equity	$13,896,281			$13,606,682
Net interest income		$192,310			$147,032
Net interest rate spread (4)			1.97%			1.21%
Net interest-earning assets	$4,180,389			$3,686,232
Net interest margin (5)			2.96%			2.31%
Ratio of interest-earning assets to interest-bearing liabilities			146.97%			140.36%
Deposits (including non-interest-bearing checking accounts) (2)	$11,394,299	$118,255	2.09%	$10,888,095	$145,947	2.70%
(1)	Business loans include C&I loans, owner-occupied commercial real estate loans and PPP loans.
(2)	Includes mortgage escrow deposits.
(3)	Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average-interest earning assets.
(6)	At June 30, 2025 and 2024, the loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

Rate/Volume Analysis

	Six Months Ended June 30, 2025
	Compared to Six Months Ended June 30, 2024
	Increase / (Decrease) Due to:
	Volume	Rate	Total
Interest-earning assets:
Business loans (1) (2)	$14,143	$(4,660)	$9,483
One-to-four family residential and coop/condo apartment	1,918	945	2,863
Multifamily residential and residential mixed-use	(4,941)	(2,062)	(7,003)
Non-owner-occupied commercial real estate	(4,604)	(1,752)	(6,356)
ADC	(1,300)	(115)	(1,415)
Other loans	21	(104)	(83)
Securities	(2,582)	9,471	6,889
Other short-term investments	8,733	(4,123)	4,610
Total interest-earning assets	$11,388	$(2,400)	$8,988
Interest-bearing liabilities:
Interest-bearing checking	$2,155	$3,428	$5,583
Money market	11,798	(11,517)	281
Savings	(6,897)	(10,789)	(17,686)
CDs	(9,811)	(6,059)	(15,870)
FHLBNY advances	(6,940)	(3,513)	(10,453)
Subordinated debt, net	2,023	1,423	3,446
Other short-term borrowings	9	3	12
Derivative cash collateral	(1,164)	(439)	(1,603)
Total interest-bearing liabilities	$(8,827)	$(27,463)	$(36,290)
Net change in net interest income	$20,215	$25,063	$45,278
(1)	Business loans include C&I loans, owner-occupied commercial real estate loans and PPP loans.
(2)	Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $192.3 million during the six months ended June 30, 2025, an increase of $45.3 million from the six months ended June 30, 2024. Average interest-earning assets were $13.08 billion for the six months ended June 30, 2025, an increase of $259.7 million from $12.82 billion for the six months ended June 30, 2024. Net interest margin was 2.96% during the six months ended June 30, 2024, up from 2.31% during the six months ended June 30, 2024.

Interest Income. Interest income was $329.4 million during the six months ended June 30, 2025, compared to $320.4 million during the six months ended June 30, 2024. During the six months ended June 30, 2025, interest income increased $9.0 million from the six months ended June 30, 2024, primarily reflecting increases in interest income of $9.5 million on business loans, $6.9 million on securities, $4.6 million on other short-term investments and $2.9 million on one-to-four family loans, partially offset by decreases in interest income of $7.0 million on multifamily loans, $6.4 million on non-owner-occupied loans, and $1.4 million on acquisition, development and construction loans.

The increased interest income on business loans was due to a $419.4 million increase in the average balances, partially offset by a 36-basis point decrease in the yield of such loans in the period. The increased interest income on securities was related to a 131-basis point increase in the yield, partially offset by a decrease of $191.0 million in the average balances of such securities in the period. The increased interest income on other short-term investments was related to a $355.8 million increase in the average balances, partially offset by a 121-basis point decrease in the yield of such investments in the period. The increased interest income on one-to-four family loans was related to a $85.3 million increase in the average balances and a 21-basis point increase in the yield of such loans in the period. The decreased interest income on multifamily residential and residential mixed-use loans was related to a $210.9 million decrease in the average balance and a 10-basis point decrease in the yield of such loans in the period. The decreased interest income on non-owner-occupied commercial real estate loans reflected a $170.4 million decrease in the average balance and a 10-basis point decrease in the yield of such loans in the period. The decreased interest income on acquisition, development and construction loan income reflected a $29.7 million decrease in the average balance and a 14-basis point decrease in the yield of such loans in the period.

Interest Expense. Interest expense was $137.1 million during the six months ended June 30, 2025, compared to $173.4 million during the six months ended June 30, 2024. During the six months ended June 30, 2025, interest expense decreased $36.3 million, primarily reflecting decreases in interest expense of $27.7 million on deposits, $10.5 million on FHLBNY advances and $1.6 million in interest expense on derivative cash collateral, partially offset by a $3.4 million increase in interest expense on subordinated debt.

The decreased interest expense on deposits was primarily due to a 101-basis point decrease in rates paid on savings accounts, a $404.9 million decrease in average balances of such deposits, $500.1 million decrease in the average balance of CDs and a 95-basis point decrease in the cost of such deposits in the period, partially offset by a 90-basis point increase in the cost of interest-bearing checking accounts and a $321.6 million increase in the average balance of such deposits in the period. The decreased interest expense on FHLBNY advances was due to a $374.2 million decrease in the average balance and a 101-basis point decrease in the cost of FHLBNY advances in the period. The decreased interest expense on derivative cash collateral was due to a $46.3 million decrease in the average balance and a 76-basis point decrease in the cost of such derivatives in the period. The increased interest expense on subordinated debt was due to a $71.2 million increase in the average balance and a 122-basis point increase in the cost of such debt in the period.

Provision for Credit Losses. We recorded a credit loss provision of $18.8 million during the six months ended June 30, 2025, compared to a credit loss provision of $10.8 million for the six months ended June 30, 2024. The $18.8 million credit loss provision for the six months ended June 30, 2025, was primarily attributable to updates in the macroeconomic forecast and to the loss driver models. The $10.8 million credit loss provision for the six months ended June 30, 2024 was primarily associated with increased provisioning for our pooled multifamily loan portfolio.

Non-Interest Income. Non-interest income was $21.2 million during the six months ended June 30, 2025, compared to $22.3 million during the six months ended June 30, 2024. The decrease is primarily driven by a $6.7 million reduction in gains on sale of Bank’s premises, partially offset by an increase of $3.2 million related to BOLI income.

Non-Interest Expense. Non-interest expense was $125.8 million during the six months ended June 30, 2025, compared to $108.2 million during the six months ended June 30, 2024. The increase in non-interest expense is primarily due to a $7.6 million increase in salaries and employee benefits and a $7.2 million increase due to the pension settlement loss recorded during the first quarter of 2025.

Non-interest expense was 1.81% and 1.59% of average assets during the six months ended June 30, 2025 and 2024, respectively.

Income Tax Expense. Income tax expense was $17.7 million during the six months ended June 30, 2025, compared to income tax expense of $14.1 million during the six months ended June 30, 2024. The reported effective tax rate for the six months ended June 30, 2025 and 2024 was 25.7%, and 28.1%, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2024 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on February 20, 2025. The following is an update of the discussion provided therein.

General. The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the six months ended June 30, 2025, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

The analysis that follows presents, as of June 30, 2025 and December 31, 2024, the estimated EVE at both the Pre-Shock Scenario and the -200 Basis Point, -100 Basis Point, +100 Basis Point, and +200 Basis Point Rate Shock Scenarios.

	June 30, 2025			December 31, 2024
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$1,959,621	$162,707	9.1%	$1,862,712	$101,644	5.8%
+ 100 Basis Points	1,914,186	117,272	6.5%	1,843,160	82,092	4.7%
Pre-Shock Scenario	1,796,914	—	—	1,761,068	—	—
- 100 Basis Points	1,630,725	(166,189)	(9.2)%	1,636,011	(125,057)	(7.1)%
- 200 Basis Points	1,392,212	(404,702)	(22.5)%	1,439,251	(321,817)	(18.3)%

The Company’s Pre-Shock Scenario EVE increased marginally from $1.76 billion at December 31, 2024 to $1.80 billion at June 30, 2025. The primary factors contributing to the increase in EVE is an increase in the value of the Bank’s loan and investment portfolios, partially offset by a decline in value of the Bank’s non-maturity deposit base.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios increased from $1.84 billion and $1.86 billion, respectively, at December 31, 2024, to $1.91 billion and $1.96 billion, respectively, at June 30, 2025. In the -100 Basis Point Rate and -200 Basis Point Rate Shock Scenario the Company’s EVE decreased from $1.64 billion and $1.44 billion, respectively, at December 31, 2024, to $1.63 billion and $1.39 billion, respectively, at June 30, 2025.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates occurring equally across all points on the yield curve over a 12-month period beginning June 30, 2025, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	1.7%	7.4%
+ 100 Basis Points	0.9%	3.9%
- 100 Basis Points	0.8%	(1.3)%
- 200 Basis Points	1.0%	(4.2)%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates occurring equally across all points on the yield curve. The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios.

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	5.9%	10.7%
+ 100 Basis Points	3.1%	5.6%
- 100 Basis Points	(0.6)%	(3.3)%
- 200 Basis Points	(2.4)%	(8.7)%

iIte

Item 4.Controls and Procedures

Management of the Company, with the participation of its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness, as of June 30, 2025, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in, or party to, various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company was not involved in any actions or proceedings that were likely to have a material adverse impact on its financial condition and results of operations as of June 30, 2025.

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

(c)  In May 2022, we announced the adoption of a new stock repurchase program of up to 1,948,314 shares, upon the completion of our existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of June 30, 2025, there were 1,566,947 shares remaining to be purchased in the program. There were no repurchases of common stock during the quarter ended June 30, 2025.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
101

The following financial statements from Dime Community Bancshares, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2025, filed on August 5, 2025, formatted in XBRL: (i) Consolidated Statements of Financial Condition as of June 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2025 and 2024, (iv) Consolidated Statements of Stockholders' Equity for the Three and Six Months Ended June 30, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

Dime Community Bancshares, Inc.

Dated: August 5, 2025	By:	/s/ Stuart H. Lubow
Stuart H. Lubow
President and Chief Executive Officer

Dated: August 5, 2025	By:	/s/ Avinash Reddy
Avinash Reddy
Senior Executive Vice President and Chief Financial Officer