Form 10-Q
period 2025-09-30
Dime Community Bancshares, Inc. /NY/
filed 2025-11-03
CIK 846617

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at October 30, 2025
$0.01 Par Value	43,894,345

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by use of words such as “annualized,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions. Examples of forward-looking statements include, but are not limited to, the proposed use of proceeds from any offering, possible or assumed estimates with respect to the financial condition, asset quality, expected or anticipated revenue, and results of operations and our business, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from the title insurance subsidiary and banking services as well as product sales; tangible capital generation; market share; expense levels; and other business operations and strategies.

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (together with its direct and indirect subsidiaries, the “Company”), in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Such factors include, without limitation, the following:

●	increases in competitive pressure among financial institutions or from non-financial institutions;
●	inflation and fluctuation in market interest rates, which may affect demand for our products, interest margins and the fair value of financial instruments;
●	our net interest margin is subject to material short-term fluctuation based upon market rates;
●	changes in deposit flows or composition, loan demand or real estate values;
●	changes in the quality and composition of our loan or investment portfolios or unanticipated or significant increases in loan losses;
●	changes in accounting principles, policies or guidelines;
●	changes in corporate and/or individual income tax laws or policies;
●	general socio-economic conditions, including conditions caused by public health emergencies, international conflict, inflation and recessionary pressures, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry;
●	legislative, regulatory or policy changes, including any changes in the monetary policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;
●	the imposition of tariffs and the responses of third parties thereto, which may increase inflationary pressures;
●	changes in distribution of federal funds or freezing of federal funding or grants, which could have an adverse effect on the ability of consumers and businesses to pay debts or affect the demand for loans and deposits;
●	the impact of the current federal government shutdown, including our ability to effect sales of Small Business Administration (“SBA”) loans;
●	technological changes;
●	breaches or failures of the Company’s information technology security systems;
●	our ability to successfully effect strategic plans;
●	the success of new business initiatives or the integration of any acquired entities;
●	difficulties or unanticipated expenses incurred in the consummation of new business initiatives or the integration of any acquired entities;
●	litigation or matters before regulatory agencies;
●	the risks referred to in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K; and/or

●	other unexpected material adverse changes in our financial condition, operations or earnings.

Accordingly, you should not place undue reliance on forward-looking statements. The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.   Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands except share amounts)

	September 30,	December 31,
	2025	2024
Assets:
Cash and due from banks	$1,715,044	$1,283,571
Securities available-for-sale, at fair value	662,667	690,693
Securities held-to-maturity	623,094	637,339
Loans held for sale	—	22,625
Loans held for investment, net of fees and costs	10,725,674	10,871,943
Allowance for credit losses	(94,061)	(88,751)
Total loans held for investment, net	10,631,613	10,783,192
Premises and fixed assets, net	32,525	34,858
Restricted stock	66,989	69,106
Bank Owned Life Insurance ("BOLI")	396,904	290,665
Goodwill	155,797	155,797
Other intangible assets	3,173	3,896
Operating lease assets	45,402	46,193
Derivative assets	81,440	116,496
Accrued interest receivable	57,048	55,970
Other assets	67,247	162,857
Total assets	$14,538,943	$14,353,258

Liabilities:
Interest-bearing deposits	$8,380,680	$8,275,591
Non-interest-bearing deposits	3,597,682	3,355,829
Deposits (excluding mortgage escrow deposits)	11,978,362	11,631,420
Non-interest-bearing mortgage escrow deposits	83,240	54,715
Interest-bearing mortgage escrow deposits	5	6
Total mortgage escrow deposits	83,245	54,721
Federal Home Loan Bank of New York ("FHLBNY") advances	508,000	608,000
Other short-term borrowings	—	50,000
Subordinated debt, net	272,459	272,325
Derivative cash collateral	57,260	112,420
Operating lease liabilities	48,138	48,993
Derivative liabilities	77,637	108,347
Other liabilities	61,500	70,515
Total liabilities	13,086,601	12,956,741

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at September 30, 2025 and December 31, 2024)	116,569	116,569
Common stock ($0.01 par, 80,000,000 shares authorized, 46,146,806 shares and 46,141,361 shares issued at September 30, 2025 and December 31, 2024 respectively, and 43,888,927 shares and 43,622,292 shares outstanding at September 30, 2025 and December 31, 2024, respectively)	461	461
Additional paid-in capital	622,657	624,822
Retained earnings	835,083	794,526
Accumulated other comprehensive loss, net of deferred taxes	(33,596)	(45,018)
Unearned equity awards	(11,332)	(7,640)
Treasury stock, at cost (2,257,879 shares and 2,519,069 shares at September 30, 2025 and December 31, 2024, respectively)	(77,500)	(87,203)
Total stockholders' equity	1,452,342	1,396,517
Total liabilities and stockholders' equity	$14,538,943	$14,353,258

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Loans	$147,756	$151,828	$435,909	$442,492
Securities	11,338	7,766	34,014	23,553
Other short-term investments	16,449	4,645	35,035	18,621
Total interest income	175,543	164,239	504,958	484,666
Interest expense:
Deposits and escrow	62,950	74,025	181,205	219,972
Borrowed funds	8,406	8,764	25,141	32,494
Derivative cash collateral	788	1,526	2,903	5,244
Total interest expense	72,144	84,315	209,249	257,710
Net interest income	103,399	79,924	295,709	226,956
Provision for credit losses	13,294	11,603	32,141	22,398
Net interest income after provision for credit losses	90,105	68,321	263,568	204,558

Non-interest income:
Service charges and other fees	5,209	4,267	14,494	12,783
Title fees	126	190	342	617
Loan level derivative income	650	132	1,653	1,623
BOLI income	4,956	2,606	13,135	7,551
Gain on sale of SBA Loans	38	19	507	385
Gain on sale of residential loans	37	38	119	142
Fair value change in equity securities and loans held for sale	51	39	152	(1,219)
Net gain on securities	14	—	163	—
(Loss) gain on sale of other assets	(1,117)	2	(1,117)	6,665
Other	2,247	338	3,991	1,359
Total non-interest income	12,211	7,631	33,439	29,906
Non-interest expense:
Salaries and employee benefits	38,344	36,132	110,213	100,353
Severance	6	—	218	42
Occupancy and equipment	8,107	7,448	23,838	22,225
Data processing costs	4,798	4,544	14,495	13,262
Marketing	1,961	1,629	5,383	4,763
Professional services	2,228	2,036	6,441	6,269
Federal deposit insurance premiums	1,799	2,105	5,538	6,594
Loss from extinguishment of debt for FHLBNY advances	—	1	—	454
Loss due to pension settlement	—	—	7,231	—
Amortization of other intangible assets	236	286	723	878
Other	4,745	3,548	13,954	11,094
Total non-interest expense	62,224	57,729	188,034	165,934
Income before income taxes	40,092	18,223	108,973	68,530
Income tax expense	12,421	4,896	30,147	19,033
Net income	27,671	13,327	78,826	49,497
Preferred stock dividends	1,822	1,822	5,465	5,465
Net income available to common stockholders	$25,849	$11,505	$73,361	$44,032
Earnings per common share:
Basic	$0.59	$0.29	$1.67	$1.13
Diluted	$0.59	$0.29	$1.67	$1.13

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$27,671	$13,327	$78,826	$49,497
Other comprehensive income:
Change in unrealized gain (loss) on securities:
Change in net unrealized gain during the period	6,563	25,135	17,829	32,254
Reclassification adjustment for net gain included in net gain on securities and other assets	(14)	—	(163)	—
Accretion of net unrealized loss on securities transferred to held-to-maturity	740	765	2,223	2,301
Credit loss expense	300	—	2,100	—
Change in pension and other postretirement obligations:
Reclassification adjustment for benefit (expense) included in other expense	127	(317)	168	(952)
Change in the net actuarial gain	106	520	5,064	1,560
Change in unrealized gain (loss) on derivatives:
Change in net unrealized loss during the period	(3,635)	(14,500)	(16,609)	(15,483)
Reclassification adjustment for expense included in interest expense	2,077	2,752	5,867	7,707
Other comprehensive income before income taxes	6,264	14,355	16,479	27,387
Deferred tax expense	1,923	4,545	5,057	8,778
Total other comprehensive income, net of tax	4,341	9,810	11,422	18,609
Total comprehensive income	$32,012	$23,137	$90,248	$68,106

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30, 2025
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2025	43,622,292	$116,569	$461	$624,822	$794,526	$(45,018)	$(7,640)	$(87,203)	$1,396,517
Net income	—	—	—	—	21,458	—	—	—	21,458
Other comprehensive income, net of tax	—	—	—	—	—	5,973	—	—	5,973
Release of shares, net of forfeitures	252,273	—	—	(1,514)	—	—	(7,153)	8,835	168
Stock-based compensation	—	—	—	—	—	—	1,884	—	1,884
Shares received related to tax withholding	(75,489)	—	—	(3)	—	—	—	(1,202)	(1,205)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(10,960)	—	—	—	(10,960)
Ending balance as of March 31, 2025	43,799,076	116,569	461	623,305	803,202	(39,045)	(12,909)	(79,570)	1,412,013

Net income	—	—	—	—	29,697	—	—	—	29,697
Other comprehensive income, net of tax	—	—	—	—	—	1,108	—	—	1,108
Release of shares, net of forfeitures	100,690	—	—	(649)	—	—	(2,407)	3,371	315
Stock-based compensation	—	—	—	—	—	—	1,791	—	1,791
Shares received related to tax withholding	(10,828)	—	—	4	—	—	—	(1,244)	(1,240)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(10,857)	—	—	—	(10,857)
Ending balance as of June 30, 2025	43,888,938	$116,569	$461	$622,660	$820,221	$(37,937)	$(13,525)	$(77,443)	$1,431,006

Net income		—	—	—	27,671	—	—	—	27,671
Other comprehensive income, net of tax	—	—	—	—	—	4,341	—	—	4,341
Release of shares, net of forfeitures	906	—	—	(3)	—	—	130	32	159
Stock-based compensation	—	—	—	—	—	—	2,063	—	2,063
Shares received related to tax withholding	(917)	—	—	—	—	—	—	(89)	(89)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(10,987)	—	—	—	(10,987)
Ending balance as of September 30, 2025	43,888,927	$116,569	$461	$622,657	$835,083	$(33,596)	$(11,332)	$(77,500)	$1,452,342

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30, 2024
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2024	38,822,654	$116,569	$416	$494,454	$813,007	$(91,579)	$(8,622)	$(98,020)	$1,226,225
Net income	—	—	—	—	17,691	—	—	—	17,691
Other comprehensive loss, net of tax	—	—	—	—	—	6,113	—	—	6,113
Release of shares, net of forfeitures	155,782	—	—	(1,619)	—	—	(3,299)	5,128	210
Stock-based compensation	—	—	—	—	—	—	1,730	—	1,730
Shares received related to tax withholding	(46,603)	—	—	(1)	—	—	—	(1,029)	(1,030)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(9,747)	—	—	—	(9,747)
Ending balance as of March 31, 2024	38,931,833	116,569	416	492,834	819,130	(85,466)	(10,191)	(93,921)	1,239,371

Net income	—	—	—	—	18,479	—	—	—	18,479
Other comprehensive loss, net of tax	—	—	—	—	—	2,686	—	—	2,686
Release of shares, net of forfeitures	223,202	—	—	(4,074)	—	—	(3,128)	7,549	347
Stock-based compensation	—	—	—	—	—	—	1,296	—	1,296
Shares received related to tax withholding	(7,185)	—	—	—	—	—	—	(54)	(54)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders, net	—	—	—	—	(9,707)	—	—	—	(9,707)
Ending balance as of June 30, 2024	39,147,850	$116,569	$416	$488,760	$826,080	$(82,780)	$(12,023)	$(86,426)	$1,250,596

Net income	—	—	—	—	13,327	—	—	—	13,327
Other comprehensive loss, net of tax	—	—	—	—	—	9,810	—	—	9,810
Release of shares, net of forfeitures	11,669	—	—	(153)	—	—	(44)	403	206
Stock-based compensation	—	—	—	—	—	—	1,956	—	1,956
Shares received related to tax withholding	(7,869)	—	—	—	—	—	—	(249)	(249)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(9,895)	—	—	—	(9,895)
Ending balance as of September 30, 2024	39,151,650	$116,569	$416	$488,607	$827,690	$(72,970)	$(10,111)	$(86,272)	$1,263,929

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,826	$49,497
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on securities available-for-sale	(163)	—
Loss (gain) on sale of other assets	1,117	(6,665)
Fair value change in equity securities and loans held for sale	(152)	1,219
Gain on sale of loans held for sale	(626)	(527)
Net depreciation, amortization and accretion	3,581	4,445
(Accretion) amortization of fair value hedge basis point adjustments	(848)	1,862
Amortization of other intangible assets	723	878
Loss on extinguishment of debt	—	454
Stock-based compensation	5,738	4,982
Provision for credit losses	32,141	22,398
Originations of loans held for sale	(11,369)	(7,451)
Proceeds from sale of loans originated for sale	18,763	13,346
Increase in cash surrender value of BOLI	(12,301)	(7,551)
Gain from death benefits from BOLI	(834)	—
Decrease in other assets	95,858	6,234
Decrease in other liabilities	(69,877)	(73,080)
Net cash provided by operating activities	140,577	10,041
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	38,842	—
Purchases of securities available-for-sale	(101,324)	(4,000)
Purchases of securities held-to-maturity	(5,030)	(16,973)
Proceeds from calls and principal repayments of securities available-for-sale	108,059	146,026
Proceeds from calls and principal repayments of securities held-to-maturity	21,728	21,808
Purchase of BOLI	(97,317)	(15,000)
Proceeds received from cash surrender value of BOLI	4,213	—
Loans purchased	(9,613)	(4,979)
Proceeds from the sale of portfolio loans transferred to held for sale	24,139	7,405
Decrease (increase) in loans	120,671	(141,747)
Purchases of fixed assets, net	(3,540)	(4,207)
Proceeds from the sale of fixed assets and premises held for sale	2,004	16,318
Sales of restricted stock, net	2,117	34,515
Net cash provided by investing activities	104,949	39,166
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	375,472	886,730
Repayments from FHLBNY advances, short-term, net	(100,000)	(715,000)
Repayments of FHLBNY advances, long-term	—	(150,000)
Proceeds from FHLBNY advances, long-term	—	60,000
Repayments of other short-term borrowings, net	(50,000)	—
Proceeds from subordinated debentures issuance, net	—	72,103
Release of stock for benefit plan awards	642	763
Payments related to tax withholding for equity awards	(2,534)	(1,333)
Cash dividends paid to preferred stockholders	(5,465)	(5,465)
Cash dividends paid to common stockholders	(32,168)	(28,496)
Net cash provided by financing activities	185,947	119,302
Decrease in cash and cash equivalents	431,473	168,509
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,283,571	457,547
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,715,044	$626,056

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$34,912	$28,003
Cash paid for interest	210,149	264,924
Loans transferred to held for sale	32,912	17,341
Loans transferred to held for investment	21,817	2,912
Operating lease assets in exchange for operating lease liabilities	8,967	5,005

See Notes to unaudited condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Dime Community Bancshares, Inc. (the “ Company”) is engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank (“the Bank”). The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations also include Dime Abstract LLC (“Dime Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. As of September 30, 2025, we operated 62 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, the Bronx, Staten Island, and Westchester County. The Bank has received all requisite regulatory approvals to open a branch in Lakewood, New Jersey.

The unaudited Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q include the collective results of the Company and its wholly-owned subsidiary, the Bank, which are collectively herein referred to as “we”, “us”, “our” and the “Company.”

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which remain significantly unchanged and have been followed similarly as in prior periods.

2. SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of September 30, 2025 and December 31, 2024, the results of operations and statements of comprehensive income for the three and nine months ended September 30, 2025 and 2024, the changes in stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024.

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

Adoption of Recent Accounting Standards

ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280)

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 to improve reportable segment disclosures by requiring public business entities to disclose significant expense categories and amounts for each reportable segment, where significant expense categories are defined as those that are regularly reported to an entity’s chief operating decision-maker and included in a segment’s reported measures of profit or loss. ASU 2023-07 became effective for the Company for interim periods on January 1, 2025. The adoption of ASU 2023-07 did not have a material effect on the Company’s consolidated financial statements. For a further discussion please see Note 17 to the condensed Consolidated Financial Statements.

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

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
		Defined		Other
		Benefit		Comprehensive
(In thousands)	Securities	Plans	Derivatives	Income (Loss)
Balance as of January 1, 2025	$(43,767)	$(7,499)	$6,248	$(45,018)
Other comprehensive income (loss) before reclassifications	13,813	3,510	(11,511)	5,812
Amounts reclassified from accumulated other comprehensive income	1,428	116	4,066	5,610
Net other comprehensive income (loss) during the period	15,241	3,626	(7,445)	11,422
Balance as of September 30, 2025	$(28,526)	$(3,873)	$(1,197)	$(33,596)

Balance as of January 1, 2024	$(90,242)	$(6,430)	$5,093	$(91,579)
Other comprehensive income (loss) before reclassifications	21,940	1,057	(10,564)	12,433
Amounts reclassified from accumulated other comprehensive income (loss)	1,569	(649)	5,256	6,176
Net other comprehensive income during the period	23,509	408	(5,308)	18,609
Balance as of September 30, 2024	$(66,733)	$(6,022)	$(215)	$(72,970)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Change in unrealized gain (loss) on securities:
Change in net unrealized gain during the period	$6,563	$25,135	$17,829	$32,254
Reclassification adjustment for net gain included in net gain on securities and other assets	(14)	—	(163)	—
Accretion of net unrealized loss on securities transferred to held-to-maturity	740	765	2,223	2,301
Credit loss expense	300	—	2,100	—
Net change	7,589	25,900	21,989	34,555
Tax expense	2,329	8,200	6,748	11,046
Net change in unrealized gain on securities, net of reclassification adjustments and tax	5,260	17,700	15,241	23,509
Change in pension and other postretirement obligations:
Reclassification adjustment for benefit (expense) included in other expense	127	(317)	168	(952)
Change in the net actuarial gain	106	520	5,064	1,560
Net change	233	203	5,232	608
Tax expense	72	65	1,606	200
Net change in pension and other postretirement obligations	161	138	3,626	408
Change in unrealized gain (loss) on derivatives:
Change in net unrealized loss during the period	(3,635)	(14,500)	(16,609)	(15,483)
Reclassification adjustment for expense included in interest expense	2,077	2,752	5,867	7,707
Net change	(1,558)	(11,748)	(10,742)	(7,776)
Tax benefit	(478)	(3,720)	(3,297)	(2,468)
Net change in unrealized loss on derivatives, net of reclassification adjustments and tax	(1,080)	(8,028)	(7,445)	(5,308)
Other comprehensive income, net of tax	$4,341	$9,810	$11,422	$18,609

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except share and per share amounts)	2025	2024	2025	2024
Net income available to common stockholders	$25,849	$11,505	$73,361	$44,032
Less: Dividends paid and earnings allocated to participating securities	(493)	(229)	(1,323)	(778)
Income attributable to common stock	$25,356	$11,276	$72,038	$43,254
Weighted-average common shares outstanding, including participating securities	43,888,983	39,147,845	43,795,578	39,025,751
Less: weighted-average participating securities	(836,085)	(781,226)	(784,659)	(708,528)
Weighted-average common shares outstanding	43,052,898	38,366,619	43,010,919	38,317,223
Basic EPS	$0.59	$0.29	$1.67	$1.13

Income attributable to common stock	$25,356	$11,276	$72,038	$43,254
Weighted-average common shares outstanding	43,052,898	38,366,619	43,010,919	38,317,223
Weighted-average common equivalent shares outstanding	—	—	—	—
Weighted-average common and equivalent shares outstanding	43,052,898	38,366,619	43,010,919	38,317,223
Diluted EPS	$0.59	$0.29	$1.67	$1.13

Common and equivalent shares resulting from the dilutive effect of “in-the-money” outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 26,995 weighted-average stock options outstanding for the three and nine months ended September 30, 2025 and 2024, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

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

6. SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	September 30, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	For Credit	Fair
(In thousands)	Cost	Gains	Losses	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(178)	$—	$9,822
Corporate securities	148,152	1,142	(5,158)	(2,100)	142,036
Pass-through mortgage-backed securities ("MBS") issued by government sponsored entities ("GSEs")	273,812	3,742	(691)	—	276,863
Agency CMOs	233,506	764	(22,403)	—	211,867
State and municipal obligations	22,972	1	(894)	—	22,079
Total securities available-for-sale	$688,442	$5,649	$(29,324)	$(2,100)	$662,667

	September 30, 2025
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$90,294	$—	$(7,093)	$83,201
Corporate securities	13,000	260	(430)	12,830
Pass-through MBS issued by GSEs	286,080	286	(32,706)	253,660
Agency CMOs	233,720	382	(23,340)	210,762
Total securities held-to-maturity	$623,094	$928	$(63,569)	$560,453

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(393)	$9,607
Corporate securities	173,972	755	(10,778)	163,949
Pass-through MBS issued by GSEs	303,303	30	(3,112)	300,221
Agency CMOs	220,314	16	(28,442)	191,888
State and municipal obligations	26,545	—	(1,517)	25,028
Total securities available-for-sale	$734,134	$801	$(44,242)	$690,693

	December 31, 2024
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,977	$—	$(10,961)	$79,016
Corporate securities	13,000	140	(855)	12,285
Pass-through MBS issued by GSEs	298,697	—	(43,716)	254,981
Agency CMOs	235,665	29	(29,699)	205,995
Total securities held-to-maturity	$637,339	$169	$(85,231)	$552,277

There were no transfers to or from securities held-to-maturity during the three or nine months ended September 30, 2025 and 2024, respectively.

The carrying value of securities pledged at September 30, 2025 and December 31, 2024 was $562.6 million and $622.7 million, respectively.

At September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The following table presents the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2025
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$8,711	$8,686
One to five years	53,090	49,230
Five to ten years	113,323	109,991
Beyond ten years	6,000	6,030
Pass-through MBS issued by GSEs and agency CMOs	507,318	488,730
Total	$688,442	$662,667

Held-to-maturity
Within one year	$—	$—
One to five years	34,535	32,654
Five to ten years	68,759	63,377
Beyond ten years	—	—
Pass-through MBS issued by GSEs and agency CMOs	519,800	464,422
Total	$623,094	$560,453

The following table presents the information related to sales of securities available-for-sale as of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Securities available-for-sale
Proceeds	$14,005	$—	$38,842	$—
Gross gains	325	—	1,073	—
Tax expense on gains	97	—	318	—
Gross losses	320	—	996	—
Tax benefit on losses	95	—	295	—

There were no sales of securities held-to-maturity during the three or nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes the gross unrealized losses and fair value of securities available-for-sale aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	September 30, 2025
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$—	$—	$9,822	$178	$9,822	$178
Corporate securities	15,903	97	75,143	5,061	91,046	5,158
Pass-through MBS issued by GSEs	—	—	12,225	691	12,225	691
Agency CMOs	3,044	1	142,672	22,402	145,716	22,403
State and municipal obligations	—	—	16,433	894	16,433	894

	December 31, 2024
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency Notes	$—	$—	$9,607	$393	$9,607	$393
Corporate securities	2,925	16	141,124	10,762	144,049	10,778
Pass-through MBS issued by GSEs	289,095	2,170	6,119	942	295,214	3,112
Agency CMOs	32,101	357	154,770	28,085	186,871	28,442
State and municipal obligations	3,469	31	21,559	1,486	25,028	1,517

As of September 30, 2025, the Company recorded a $2.1 million allowance for credit losses on one available-for-sale corporate security due to the issuer’s non-compliance with certain financial covenants, which was considered a credit deterioration event. Given the high-quality composition of the Company’s held-to-maturity portfolio, the Company did not record an allowance for credit losses on the held-to-maturity portfolio. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Accrued interest receivable on securities totaling $5.3 million and $5.7 million at September 30, 2025 and December 31, 2024, respectively, was included in other assets in the Consolidated Statements of Financial Condition and excluded from the amortized cost and estimated fair value totals in the table above.

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

At September 30, 2025, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. government: Agency Notes, Treasury Securities, Pass-through MBS issued by GSEs, Agency Collateralized Mortgage Obligations. None of the unrealized losses are related to credit quality of the issuer. A majority of the state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

The following table presents a rollforward of the allowance for credit losses for corporate securities available-for-sale for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$1,800	$—	$—	$—
Provision for credit losses	300	—	2,100	—
Ending balance	$2,100	$—	$2,100	$—

7. LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	September 30, 2025	December 31, 2024
Business loans (1)	$3,062,622	$2,725,726
One-to-four family residential and coop/condo apartment	1,030,823	951,528
Multifamily residential and residential mixed-use	3,509,794	3,820,283
Non-owner-occupied commercial real estate	2,975,264	3,230,535
Acquisition, development, and construction ("ADC")	139,145	136,172
Other loans	7,621	5,084
Total	10,725,269	10,869,328
Fair value hedge basis point adjustments (2)	405	2,615
Total loans, net of fair value hedge basis point adjustments	10,725,674	10,871,943
Allowance for credit losses	(94,061)	(88,751)
Loans held for investment, net	$10,631,613	$10,783,192
(1)	Business loans include commercial and industrial loans (“C&I loans”), owner-occupied commercial real estate loans and SBA Paycheck Protection Program (“PPP”) loans.
(2)	The loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

The following tables present data regarding the allowance for credit losses activity on loans held for investment for the periods indicated:

	At or for the Three Months Ended September 30, 2025
		One-to-Four	Multifamily
		Family	Residential
		Residential and	and	Non-Owner-Occupied
	Business	Coop/ Condo	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$42,965	$9,567	$13,667	$24,326	$2,380	$284	$93,189
Provision (recovery) for credit losses	6,053	464	(747)	7,990	(386)	84	13,458
Charge-offs	(1,883)	—	(69)	(10,992)	—	(13)	(12,957)
Recoveries	367	—	—	—	—	4	371
Ending balance	$47,502	$10,031	$12,851	$21,324	$1,994	$359	$94,061

	At or for the Three Months Ended September 30, 2024
		One-to-Four	Multifamily
		Family	Residential
		Residential and	and	Non-Owner-Occupied
	Business	Coop/ Condo	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$37,115	$7,305	$12,357	$18,340	$2,455	$240	$77,812
Provision (recovery) for credit losses	10,710	1,341	1,439	(1,942)	66	(6)	11,608
Charge-offs	(3,090)	—	(1,294)	(96)	—	(14)	(4,494)
Recoveries	291	—	1	—	—	3	295
Ending balance	$45,026	$8,646	$12,503	$16,302	$2,521	$223	$85,221

	At or for the Nine Months Ended September 30, 2025
		One-to-Four	Multifamily
		Family	Residential
		Residential and	and	Non-Owner-Occupied
	Business	Coop/ Condo	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$42,898	$9,501	$11,946	$21,876	$2,323	$207	$88,751
Provision for credit losses	11,018	574	973	17,938	(329)	185	30,359
Charge-offs	(7,116)	(44)	(69)	(18,490)	—	(57)	(25,776)
Recoveries	702	—	1	—	—	24	727
Ending balance	$47,502	$10,031	$12,851	$21,324	$1,994	$359	$94,061

	At or for the Nine Months Ended September 30, 2024
		One-to-Four	Multifamily
		Family	Residential
		Residential and	and	Non-Owner-Occupied
	Business	Coop/ Condo	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$35,962	$6,813	$7,237	$19,623	$1,989	$119	$71,743
Provision (recovery) for credit losses	13,656	1,833	9,110	(3,225)	532	150	22,056
Charge-offs	(5,065)	—	(3,845)	(96)	—	(59)	(9,065)
Recoveries	473	—	1	—	—	13	487
Ending balance	$45,026	$8,646	$12,503	$16,302	$2,521	$223	$85,221

The following tables present the amortized cost basis of loans on non-accrual status as of the periods indicated:

	September 30, 2025
	Non-accrual with	Non-accrual with	Related
(In thousands)	No Allowance	Allowance	Allowance
Business loans	$3,096	$17,909	$13,663
One-to-four family residential and coop/condo apartment	—	2,440	24
Non-owner-occupied commercial real estate	47,937	15	15
ADC	—	657	261
Total	$51,033	$21,021	$13,963

	December 31, 2024
	Non-accrual with	Non-accrual with	Related
(In thousands)	No Allowance	Allowance	Allowance
Business loans	$5,196	$17,428	$15,810
One-to-four family residential and coop/condo apartment	—	3,213	31
Non-owner-occupied commercial real estate	16,456	6,504	432
ADC	—	657	287
Other loans	—	25	25
Total	$21,652	$27,827	$16,585

The Company did not recognize interest income on non-accrual loans held for investment during the three or nine months ended September 30, 2025 and 2024.

The following tables summarize the past due status of the Company’s investment in loans as of the dates indicated:

	September 30, 2025
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$5,119	$171	$—	$21,005	$26,295	$3,036,327	$3,062,622
One-to-four family residential and coop/condo apartment	665	—	—	2,440	3,105	1,027,718	1,030,823
Multifamily residential and residential mixed-use	5,201	27,607	—	—	32,808	3,476,986	3,509,794
Non-owner-occupied commercial real estate	2,326	—	—	47,952	50,278	2,924,986	2,975,264
ADC	—	—	—	657	657	138,488	139,145
Other loans	2	—	—	—	2	7,619	7,621
Total	$13,313	$27,778	$—	$72,054	$113,145	$10,612,124	$10,725,269

	December 31, 2024
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$3,385	$2,441	$—	$22,624	$28,450	$2,697,276	$2,725,726
One-to-four family residential and coop/condo apartment	1,919	1,271	—	3,213	6,403	945,125	951,528
Multifamily residential and residential mixed-use	3,759	27,601	—	—	31,360	3,788,923	3,820,283
Non-owner-occupied commercial real estate	1,265	—	—	22,960	24,225	3,206,310	3,230,535
ADC	—	—	—	657	657	135,515	136,172
Other loans	2	—	—	25	27	5,057	5,084
Total	$10,330	$31,313	$—	$49,479	$91,122	$10,778,206	$10,869,328

Accruing Loans 90 Days or More Past Due:

There were no accruing loans 90 days or more past due at September 30, 2025 or at December 31, 2024.

Collateral Dependent Loans:

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated:

	September 30, 2025		December 31, 2024
	Real Estate	Associated Allowance	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses	Collateral Dependent	for Credit Losses
Business loans	$8,746	$1,600	$9,290	$1,408
Non-owner-occupied commercial real estate	47,937	—	22,944	416
ADC	657	261	657	287
Total	$57,340	$1,861	$32,891	$2,111

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

The following tables presents loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted during the three and nine months ended September 30, 2025 and 2024:

		For the Three Months Ended September 30, 2025

					Significant
				Term	Payment	Term
				Extension	Delay	Extension		% of
				and	and	and		Total
	Interest		Significant	Significant	Interest	Interest		Class of
	Rate	Term	Payment	Payment	Rate	Rate		Financing
(Dollars in thousands)	Reduction	Extension	Delay	Delay	Reduction	Reduction	Total	Receivable
Business loans	$1,050	$2,833	$700	$—	$—	$—	$4,583	0.1%
Multifamily residential and residential mixed-use	—	—	31,589	—	14,792	—	46,381	1.3
Non-owner-occupied commercial real estate	—	9,896	—	—	—	—	9,896	0.3
Total	$1,050	$12,729	$32,289	$—	$14,792	$—	$60,860	0.6%

		For the Three Months Ended September 30, 2024
					Significant
				Term	Payment	Term
				Extension	Delay	Extension		% of
				and	and	and		Total
	Interest		Significant	Significant	Interest	Interest		Class of
	Rate	Term	Payment	Payment	Rate	Rate		Financing
(Dollars in thousands)	Reduction	Extension	Delay	Delay	Reduction	Reduction	Total	Receivable
Business loans	—	$15,971	$—	$—	$—	$—	$15,971	0.6%
Non-owner-occupied commercial real estate	—	—	—	—	24,709	—	24,709	0.8
Total	$—	$15,971	$—	$—	$24,709	$—	$40,680	0.4%

		For the Nine Months Ended September 30, 2025

					Significant
				Term	Payment	Term
				Extension	Delay	Extension		% of
				and	and	and		Total
	Interest		Significant	Significant	Interest	Interest		Class of
	Rate	Term	Payment	Payment	Rate	Rate		Financing
(Dollars in thousands)	Reduction	Extension	Delay	Delay	Reduction	Reduction	Total	Receivable
Business loans	$1,050	$2,833	$1,197	$—	$—	$13,692	$18,772	0.6%
Multifamily residential and residential mixed-use	—	—	59,196	—	14,792	—	73,988	2.1
Non-owner-occupied commercial real estate	—	9,896	16,720	—	14,761	—	41,377	1.4
Total	$1,050	$12,729	$77,113	$—	$29,553	$13,692	$134,137	1.3%

		For the Nine Months Ended September 30, 2024

					Significant
				Term	Payment	Term
				Extension	Delay	Extension		% of
				and	and	and		Total
	Interest		Significant	Significant	Interest	Interest		Class of
	Rate	Term	Payment	Payment	Rate	Rate		Financing
(Dollars in thousands)	Reduction	Extension	Delay	Delay	Reduction	Reduction	Total	Receivable
Business loans	—	$16,077	$1,192	$190	$28	$—	$17,487	0.7%
One-to-four family residential and coop/condo apartment	—	—	—	—	—	900	900	0.1
Multifamily residential and residential mixed-use	—	—	34,095	—	—	—	34,095	0.9
Non-owner-occupied commercial real estate	—	—	31,097	—	24,709	—	55,806	1.7
Total	$—	$16,077	$66,384	$190	$24,737	$900	$108,288	1.0%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty as of the dates indicated:

	For the Three Months Ended September 30, 2025

	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	1.50%	9	$157
Multifamily residential and residential mixed-use	0.90	—	194
Non-owner-occupied commercial real estate	—	10	—

	For the Three Months Ended September 30, 2024
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	—%	8	$—
Non-owner-occupied commercial real estate	3.75	—	1,400

	For the Nine Months Ended September 30, 2025
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	1.27%	87	$96
Multifamily residential and residential mixed-use	0.90	—	298
Non-owner-occupied commercial real estate	3.75	10	1,339

	For the Nine Months Ended September 30, 2024
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	5.00%	8	$157
One-to-four family residential and coop/condo apartment	1.00	231	—
Multifamily residential and residential mixed-use	—	—	256
Non-owner-occupied commercial real estate	3.75	—	932

The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables describe the performance of loans that have been modified during the past 12 months.

	September 30, 2025
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$20,962	$—	$171	$—	$1,272	$22,405
Multifamily residential and residential mixed-use	46,380	—	27,607	—	—	73,987
Non-owner-occupied commercial real estate	9,896	—	—	—	31,481	41,377
Total	$77,238	$—	$27,778	$—	$32,753	$137,769

	September 30, 2024
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$17,565	$1,001	$—	$—	$773	$19,339
One-to-four family residential and coop/condo apartment	2,849	—	—	—	900	3,749
Multifamily residential and residential mixed-use	6,496	—	27,599	—	—	34,095
Non-owner-occupied commercial real estate	55,806	—	—	—	—	55,806
Total	$82,716	$1,001	$27,599	$—	$1,673	$112,989

As of September 30, 2025, there were two non-owner-occupied commercial loans totaling $31.5 million that were modified to borrowers experiencing financial difficulty during the prior 12 months that subsequently defaulted. As of September 30, 2024, there were no loans modified to borrowers experiencing financial difficulty during the prior 12 months that subsequently defaulted. For the purposes of this disclosure, a payment default is defined as 90 or more days past due. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	September 30, 2025
(In thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$327,917	$361,191	$219,883	$308,155	$184,634	$429,456	$1,061,472	$60,132	$2,952,840
Special mention	—	199	284	5,896	15,293	21,455	7,922	3,235	54,284
Substandard	—	—	581	4,676	9,685	12,388	4,075	23,482	54,887
Doubtful	—	—	—	—	—	611	—	—	611
Total business loans	327,917	361,390	220,748	318,727	209,612	463,910	1,073,469	86,849	3,062,622
YTD Gross Charge-Offs	—	—	—	1,492	208	—	4,393	1,023	7,116

One-to-four family residential and coop/condo apartment
Pass	140,352	128,433	152,122	196,100	96,148	279,724	23,912	9,092	1,025,883
Special mention	—	—	—	—	—	29	—	—	29
Substandard	—	—	—	—	—	3,802	158	951	4,911
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential and coop/condo apartment	140,352	128,433	152,122	196,100	96,148	283,555	24,070	10,043	1,030,823
YTD Gross Charge-Offs	—	—	—	—	—	44	—	—	44

Multifamily residential and residential mixed-use:
Pass	16,809	21,346	230,523	1,157,142	543,808	1,311,795	5,296	4,221	3,290,940
Special mention	—	—	—	7,214	14,333	94,659	—	—	116,206
Substandard	—	—	—	20,822	3,069	78,757	—	—	102,648
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	16,809	21,346	230,523	1,185,178	561,210	1,485,211	5,296	4,221	3,509,794
YTD Gross Charge-Offs	—	—	—	—	—	69	—	—	69

Non-owner-occupied commercial real estate
Pass	46,839	54,811	203,072	702,480	582,937	1,206,495	7,322	16,051	2,820,007
Special mention	—	—	—	—	643	82,555	—	—	83,198
Substandard	—	—	—	—	16,471	55,588	—	—	72,059
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	46,839	54,811	203,072	702,480	600,051	1,344,638	7,322	16,051	2,975,264
YTD Gross Charge-Offs	—	—	—	—	—	16,666	1,824	—	18,490

ADC:
Pass	17,516	57,264	37,641	6,110	4,796	7	12,894	2,260	138,488
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	657	657
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	17,516	57,264	37,641	6,110	4,796	7	12,894	2,917	139,145
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	549,433	623,045	843,241	2,369,987	1,412,323	3,227,477	1,110,896	91,756	10,228,158
Special mention	—	199	284	13,110	30,269	198,698	7,922	3,235	253,717
Substandard	—	—	581	25,498	29,225	150,535	4,233	25,090	235,162
Doubtful	—	—	—	—	—	611	—	—	611
Total Loans	$549,433	$623,244	$844,106	$2,408,595	$1,471,817	$3,577,321	$1,123,051	$120,081	$10,717,648
YTD Gross Charge-Offs	$—	$—	$—	$1,492	$208	$16,779	$6,217	$1,023	$25,719

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$400,607	$232,017	$327,174	$201,799	$164,834	$348,388	$828,287	$67,238	$2,570,344
Special mention	135	754	36,740	4,220	4,333	17,226	26,292	14,497	104,197
Substandard	—	398	1,985	2,482	3,944	11,298	—	30,467	50,574
Doubtful	—	—	—	—	—	611	—	—	611
Total business loans	400,742	233,169	365,899	208,501	173,111	377,523	854,579	112,202	2,725,726
YTD Gross Charge-Offs	—	—	158	166	267	586	89	6,785	8,051

One-to-four family residential and coop/condo apartment
Pass	134,804	159,300	202,706	98,491	63,093	247,952	26,724	8,364	941,434
Special mention	—	—	—	—	—	711	159	—	870
Substandard	—	—	—	—	984	7,326	—	914	9,224
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential and coop/condo apartment	134,804	159,300	202,706	98,491	64,077	255,989	26,883	9,278	951,528
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Multifamily residential and residential mixed-use:
Pass	21,810	252,975	1,285,619	560,039	286,653	1,239,261	4,285	4,267	3,654,909
Special mention	—	—	1,202	12,369	14,172	73,778	—	—	101,521
Substandard	—	—	—	—	—	63,853	—	—	63,853
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	21,810	252,975	1,286,821	572,408	300,825	1,376,892	4,285	4,267	3,820,283
YTD Gross Charge-Offs	400	—	—	—	1,292	2,985	—	—	4,677

Non-owner-occupied commercial real estate
Pass	57,280	215,279	724,041	601,508	408,361	1,020,137	11,937	8,966	3,047,509
Special mention	—	—	—	658	75,802	29,564	—	—	106,024
Substandard	—	—	—	16,471	34,236	26,295	—	—	77,002
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	57,280	215,279	724,041	618,637	518,399	1,075,996	11,937	8,966	3,230,535
YTD Gross Charge-Offs	—	—	—	2,797	4,033	—	—	96	6,926

ADC:
Pass	16,154	34,169	25,950	4,810	—	2,468	24,868	12,122	120,541
Special mention	—	—	—	14,974	—	—	—	—	14,974
Substandard	—	—	—	—	—	—	—	657	657
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	16,154	34,169	25,950	19,784	—	2,468	24,868	12,779	136,172
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	630,655	893,740	2,565,490	1,466,647	922,941	2,858,206	896,101	100,957	10,334,737
Special mention	135	754	37,942	32,221	94,307	121,279	26,451	14,497	327,586
Substandard	—	398	1,985	18,953	39,164	108,772	—	32,038	201,310
Doubtful	—	—	—	—	—	611	—	—	611
Total Loans	$630,790	$894,892	$2,605,417	$1,517,821	$1,056,412	$3,088,868	$922,552	$147,492	$10,864,244
YTD Gross Charge-Offs	$400	$—	$158	$2,963	$5,592	$3,571	$89	$6,881	$19,654

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

(In thousands)	September 30, 2025	December 31, 2024
Performing	$7,621	$5,059
Non-accrual	—	25
Total	$7,621	$5,084

8. LEASES

The following table presents the Company’s remaining maturities of undiscounted lease payments, as well as a reconciliation to the discounted operating lease liabilities in the Consolidated Statements of Financial Condition at September 30, 2025:

(In thousands)
2025	$3,728
2026	15,074
2027	13,280
2028	7,022
2029	4,485
Thereafter	8,387
Total undiscounted lease payments	51,976
Less amounts representing interest	(3,838)
Operating lease liabilities	$48,138

Other information related to the Company’s operating leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Operating lease cost	$2,934	$3,506	$10,275	$10,195
Cash paid for amounts included in the measurement of operating lease liabilities	2,911	3,508	10,203	10,141

	As of September 30, 2025		As of December 31, 2024
Weighted average remaining lease term	4.4	years	4.4	years
Weighted average discount rate	3.13%		2.72%

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

Effect of Derivatives on the Consolidated Statements of Financial Condition

The tables below present the notional amounts and fair values of the Company’s derivative financial instruments as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Assets	Amount	Assets
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$150,000	3,918	$150,000	$8,318

Derivatives not designated as hedging instruments:
Interest rate products	1,688,992	77,522	1,665,949	108,178

	September 30, 2025		December 31, 2024
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Liabilities	Amount	Liabilities
Derivatives designated as hedging instruments:
Fair value hedges - interest rate products	$850,000	$52	$500,000	$—
Cash flow hedges - interest rate products	450,000	54	350,000	159

Derivatives not designated as hedging instruments:
Interest rate products	1,688,992	77,522	1,665,949	108,178
Risk participations	126,610	9	141,080	10

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025		2024
	Interest	Interest	Interest	Interest
(In thousands)	Income	Expense	Income	Expense
Effects of fair value or cash flow hedges are recorded	$(21)	$2,077	$600	2,752

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts:
Hedged items	(437)	—	5,317	—
Derivatives designated as hedging instruments	416	—	(4,717)	—

Gain or (loss) on cash flow hedging relationships
Interest contracts:
Loss reclassified from AOCI into income	—	2,077	—	2,752

	Nine Months Ended September 30,
	2025		2024
	Interest	Interest	Interest	Interest
(In thousands)	Income	Expense	Income	Expense
Effects of fair value or cash flow hedges are recorded	$(848)	$5,867	$1,862	7,707

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts:
Hedged items	(2,211)	—	(934)	—
Derivatives designated as hedging instruments	1,363	—	2,796	—

Gain or (loss) on cash flow hedging relationships
Interest contracts:
Loss reclassified from AOCI into income	—	5,867	—	7,707

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

As of September 30, 2025 and December 31, 2024, the Company posted $524 thousand and $2.7 million, respectively, to the Chicago Mercantile Exchange (“CME”) clearing house related to the fair value derivatives settled daily to market. The Company pays an average fixed rate of 4.24% and receives a floating rate based on the US federal funds effective rate for the life of the agreement without an exchange of the underlying notional amount.

The amortized cost basis of the closed portfolio of the fixed rate mortgage loans on September 30, 2025 totaled $1.33 billion. The amount identified as the last-of-layer in the open hedge relationship was $850.0 million, which is the amount of loans in the closed portfolio anticipated to be outstanding for the designated hedge period. The basis adjustment associated with the hedge was a $405 thousand asset as of September 30, 2025, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedged relationship.

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

During the three and nine months ended September 30, 2025, the Company recorded a $21 thousand debit and $848 thousand debit, respectively, from the swap transactions as a component of interest income in the consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company recorded a $600 thousand credit and a $1.9 million credit, respectively, from the swap transactions as a component of interest income in the consolidated statements of operations.

As of September 30, 2025 and December 31, 2024, the following amounts were recorded on the consolidated statements of financial condition related to cumulative basis adjustment for fair value hedges:

	September 30, 2025		December 31, 2024
(In thousands)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed Rate Loans	$1,333,890	$405	$694,774	$2,615

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

The Company did not terminate any derivatives during the nine months ended September 30, 2025 or September 30, 2024, respectively.

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Loss recognized in other comprehensive income (loss)	$(3,635)	$(14,500)	$(16,609)	$(15,483)
Loss reclassified from other comprehensive income into interest expense	(2,077)	(2,752)	(5,867)	(7,707)

All cash flow hedges are recorded gross on the Consolidated Statement of Financial Condition.

Certain cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Company to post cash collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of September 30, 2025 and December 31, 2024, the Company did not post collateral to the third-party counterparties. As of September 30, 2025, the Company received $4.6 million in collateral from its third-party counterparties under the agreements in a net asset position. As of September 30, 2025, the Company posted $5.6 million to the CME clearing house that are accounted for as settlements of the derivative liabilities. As of December 31, 2024, the Company received $9.1 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2024, the Company received $856 thousand from the CME clearing house that are accounted for as settlements of the derivative asset.

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

	September 30, 2025
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/liabilities:
Loan level interest rate swaps with borrower	73	$785,739	$15,558	$—
Loan level interest rate swaps with borrower	149	903,253	—	61,964
Loan level interest rate swaps with third-party counterparties	73	785,739	—	15,558
Loan level interest rate swaps with third-party counterparties	149	903,253	61,964	—

	December 31, 2024
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/liabilities:
Loan level interest rate swaps with borrower	23	$321,745	$3,704	$—
Loan level interest rate swaps with borrower	202	1,344,204	—	104,474
Loan level interest rate swaps with third-party counterparties	23	321,745	—	3,704
Loan level interest rate swaps with third-party counterparties	202	1,344,204	104,474	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Loan level derivative income	$650	$132	$1,653	$1,623

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of September 30, 2025, the Company posted $2.8 million in collateral to the third-party counterparty, and did not post collateral to its third-parties as of December 31, 2024. As of September 30, 2025, the Company received $52.7 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2024, the Company received $103.3 million in collateral from its third-party counterparties under the agreements in a net asset position.

Risk Participation Agreements

The Company enters into risk participation agreements to manage economic risks but does not designate the instruments in hedge relationships. As of September 30, 2025 and December 31, 2024, the notional amounts of risk participation agreements for derivative liabilities were $126.6 million and $141.1 million, respectively. The related fair values of the Company’s risk participation agreements as of September 30, 2025 and December 31, 2024 were $9 thousand and $10 thousand, respectively.

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

For derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, any breach of the above provisions by the Company may require settlement of its obligations under the agreements at the termination value with the respective counterparty. As of September 30, 2025, there were no derivatives in a net liability position, and therefore the termination value was zero. There were no provisions breached for the three or nine months ended September 30, 2025.

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

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by GSEs as of September 30, 2025 and December 31, 2024, respectively. In accordance with the Company’s investment policy, corporate securities are rated “investment grade” at the time of purchase and the financials of the issuers are reviewed quarterly.

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

		Fair Value Measurements
		at September 30, 2025 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$9,822	$—	$9,822	$—
Corporate securities	142,036	—	142,036	—
Pass-through MBS issued by GSEs	276,863	—	276,863	—
Agency CMOs	211,867	—	211,867	—
State and municipal obligations	22,079	—	22,079	—
Derivative – cash flow hedges	3,918	—	3,918	—
Derivative – freestanding derivatives, net	77,522	—	77,522	—
Financial Liabilities:
Derivative – fair value hedges	52	—	52	—
Derivative – cash flow hedges	54	—	54	—
Derivative – freestanding derivatives, net	77,522	—	77,522	—
Derivative – risk participations	9	—	9	—

		Fair Value Measurements
		at December 31, 2024 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency Notes	$9,607	$—	$9,607	$—
Corporate securities	163,949	—	163,949	—
Pass-through MBS issued by GSEs	300,221	—	300,221	—
Agency CMOs	191,888	—	191,888	—
State and municipal obligations	25,028	—	25,028	—
Derivative – cash flow hedges	8,318	—	8,318	—
Derivative – freestanding derivatives, net	108,178	—	108,178	—
Financial Liabilities:
Derivative – cash flow hedges	159	—	159	—
Derivative – freestanding derivatives, net	108,178	—	108,178	—
Derivative – risk participations	10	—	10	—

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

September 30, 2025
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$4,445	$—	$—	$4,445

December 31, 2024
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$7,584	$—	$—	$7,584

Individually evaluated loans with an allowance for credit losses at September 30, 2025 had a carrying amount of $4.4 million, which is made up of the outstanding balance of $6.3 million, net of a valuation allowance of $1.9 million. There was a credit loss recovery of $651 thousand on collateral dependent individually evaluated loans during the nine months ended September 30, 2025, which is included in the amounts reported in the Consolidated Statements of Operations.

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

		Fair Value Measurements
		at September 30, 2025 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$1,715,044	$1,715,044	$—	$—	$1,715,044
Securities held-to-maturity	623,094	—	560,453	—	560,453
Loans held for sale	—	—	—	—	—
Loans held for investment, net	10,627,168	—	—	10,405,884	10,405,884
Accrued interest receivable	57,048	—	6,520	50,528	57,048
Financial Liabilities:
Savings, money market and checking accounts (1)	10,922,735	10,922,735	—	—	10,922,735
Certificates of deposit ("CDs")	1,138,872	—	1,136,531	—	1,136,531
FHLBNY advances	508,000	—	510,952	—	510,952
Subordinated debt, net	272,459	—	267,698	—	267,698
Accrued interest payable	9,687	—	9,687	—	9,687

(1) Includes mortgage escrow deposits.

		Fair Value Measurements
		at December 31, 2024 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$1,283,571	$1,283,571	$—	$—	$1,283,571
Securities held-to-maturity	637,339	—	552,277	—	552,277
Loans held for sale	22,625	—	—	22,625	22,625
Loans held for investment, net	10,775,608	—	—	10,354,366	10,354,366
Accrued interest receivable	55,970	—	6,676	49,294	55,970
Financial Liabilities:
Savings, money market and checking accounts (1)	10,617,060	10,617,060	—	—	10,617,060
CDs	1,069,081	—	1,066,630	—	1,066,630
FHLBNY advances	608,000	—	608,908	—	608,908
Subordinated debt, net	272,325	—	257,464	—	257,464
Other short-term borrowings	50,000	50,000	—	—	50,000
Accrued interest payable	8,586	—	8,586	—	8,586

(1) Includes mortgage escrow deposits.

11. OTHER INTANGIBLE ASSETS

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable.

(In thousands)	September 30, 2025	December 31, 2024
Gross carrying value	$10,204	$10,204
Accumulated amortization	(7,031)	(6,308)
Net carrying amount	$3,173	$3,896

Amortization expense recognized on intangible assets was $236 thousand and $723 thousand for the three and nine months ended September 30, 2025, respectively. Amortization expense recognized on intangible assets was $286 thousand and $878 thousand for the three and nine months ended September 30, 2024, respectively.

Estimated amortization expense for the remainder of 2025 through 2029 and thereafter is as follows:

(In thousands)
2025	$235
2026	795
2027	664
2028	560
2029	475
Thereafter	444
Total	$3,173

12. FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY totaling $508.0 million and $608.0 million at September 30, 2025 and December 31, 2024, respectively, all of which were fixed rate. In accordance with the Collateral Pledge and Security Agreement with the FHLBNY, the Bank had remaining FHLBNY borrowing capacity of $1.78 billion as of September 30, 2025 and $1.84 billion as of December 31, 2024, and maintained sufficient qualifying collateral, as defined by the FHLBNY.

For the three or nine months ended September 30, 2025, the Company did not incur any prepayment penalty expense related to the extinguishment of debt. During the three and nine months ended September 30, 2024, the Company had $1 thousand and $454 thousand, respectively, of prepayment penalty expense recognized as a loss on extinguishment of debt.

The following table is a summary of FHLBNY extinguishments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
FHLBNY advances extinguished	$-	$25,000	$-	$1,805,000
Weighted average rate	-%	5.25%	-%	5.28%
Loss on extinguishment of debt	$-	$1	$-	$454

The following table presents the contractual maturities of FHLBNY advances for each of the next five years.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Overnight, fixed rate at 4.67%	—	100,000
2025, fixed rate at rates from 4.29% to 4.50%	400,000	400,000
2027, fixed rate at 4.25%	36,000	36,000
2028, fixed rate at 4.04%	12,000	12,000
2029, fixed rate at rates from 3.98% to 4.03%	60,000	60,000
Total FHLBNY advances	$508,000	$608,000

Total FHLBNY advances had a weighted average interest rate of 4.32% and 4.58% at September 30, 2025 and December 31, 2024, respectively.

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

The subordinated debentures totaled $272.5 million and $272.3 million at September 30, 2025 and December 31, 2024, respectively. Interest expense related to the subordinated debentures was $4.3 million during the three months ended September 30, 2025 and 2024, respectively. Interest expense related to the subordinated debentures was $12.9 million and $9.5 million during the nine months ended September 30, 2025 and 2024, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

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

The following tables represent the components of net periodic (credit) benefit cost associated with these plans:

	Three Months Ended September 30,
	2025		2024

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$—	$—	$—	$—
Interest cost	—	217	310	210
Expected return on assets	—	(323)	(680)	(360)
Amortization of unrealized loss	—	233	—	203
Net periodic benefit (credit)	$—	$127	$(370)	$53
Settlement loss recognized	—	—	—	—
Total benefit cost	$—	$127	$(370)	$53

	Nine Months Ended September 30,
	2025		2024

	BNB Bank	Employee	BNB Bank	Employee
(In thousands)	Pension Plan	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$—	$—	$—	$—
Interest cost	271	652	930	630
Expected return on assets	(534)	(968)	(2,040)	(1,080)
Amortization of unrealized loss	49	698	—	608
Net periodic (credit) benefit	$(214)	$382	$(1,110)	$158
Settlement loss recognized	7,231	—	—	—
Total benefit cost	$7,017	$382	$(1,110)	$158

There were no contributions to the BNB Bank Pension Plan or the Employee Retirement Plan for the three or nine months ended September 30, 2025 and 2024.

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) that existed before the Merger. The 401(k) Plan covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the first pay date following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $23,500 for the calendar year ended December 31, 2025. Under the provisions of the 401(k) Plan, Dime Community Bank provides an employer non-elective contribution to employee accounts equivalent to 3% of eligible compensation. Participants can invest their account balances into several investment alternatives. The 401(k) Plan does not allow for investment of new contributions in the Company’s common stock, nor does it allow participants to transfer existing balances into the Company’s common stock. The 401(k) Plan held Company common stock within the accounts of participants totaling $6.3 million at September 30, 2025 and 2024, respectively. During the three and nine months ended September 30, 2025, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $629 thousand and $2.6 million, respectively. During the three and nine months ended September 30, 2024, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $566 thousand and $2.2 million, respectively.

15. STOCK-BASED COMPENSATION

In May 2021, the Company’s stockholders approved the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. The Company no longer makes grants under the Legacy Stock Plans. Awards outstanding under the Legacy Stock Plans will continue to remain outstanding and subject to the terms and conditions of the Legacy Stock Plans. An additional 1,185,000 shares of common stock were reserved to be issued under the 2021 Equity Incentive Plan following stockholder approval at the Annual Meeting of Shareholders on May 23, 2024. At September 30, 2025, there were 1,167,731 shares reserved for issuance under the 2021 Equity Incentive Plan.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average Exercise	Contractual	Intrinsic
(Dollars in thousands except share and per share amounts)	Options	Price	Years	Value
Options outstanding at January 1, 2025	26,995	$35.39	4.2	—
Options exercised	—	—
Options forfeited	—	—
Options outstanding at September 30, 2025	26,995	$35.39	3.5	$—
Options vested and exercisable at September 30, 2025	26,995	$35.39	3.5	$—

Information related to stock options during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Cash received for option exercise cost	$—	$—	$—	$—
Income tax (expense) benefit recognized on stock option exercises	—	—	—	—
Intrinsic value of options exercised	—	—	—	—

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of September 30, 2025 were as follows:

	Outstanding Options		Vested Options
		Weighted		Weighted
		Average		Average
	Number	Contractual	Number	Contractual
	of	Years	of	Years
	Options	Remaining	Options	Remaining
Exercise Prices:
$34.87	10,061	4.4	10,061	4.4
$35.35	9,802	3.4	9,802	3.4
$36.19	7,132	2.4	7,132	2.4
Total	26,995	3.5	26,995	3.5

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2025	470,236	$22.79
Shares granted	252,905	28.15
Shares vested	(237,235)	24.18
Shares forfeited	(16,622)	23.14
Unvested allocated shares outstanding at September 30, 2025	469,284	$24.96

Information related to RSAs during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Compensation expense recognized	$1,435	$1,542	$4,099	$4,419
Income tax benefit (expense) recognized on vesting of RSAs	6	(49)	367	(317)

As of September 30, 2025, there was $8.2 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 2.0 years.

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

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Maximum aggregate share payout at January 1, 2025	258,864	$18.69
Shares granted	102,002	28.19
Shares forfeited	(12,430)	20.30
Shares vested	(7,166)	34.57
Maximum aggregate share payout at September 30, 2025	341,270	$21.14
Minimum aggregate share payout	—	—
Expected aggregate share payout	334,349	$21.09

Information related to PSAs during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Compensation expense (benefit) recognized	$628	$414	$1,639	$563
Income tax expense recognized on vesting of PSAs	—	—	(9)	(52)

As of September 30, 2025, there was $3.7 million of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 1.8 years.

16. INCOME TAXES

During the three months ended September 30, 2025 and 2024, the Company’s consolidated effective tax rates were 31.0% and 26.9%, respectively. During the nine months ended September 30, 2025 and 2024, the Company’s consolidated effective tax rates were 27.7% and 27.8%, respectively. There were no significant unusual income tax items during the three or nine months ended September 30, 2025 and 2024, respectively.

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

The CODM is provided with the Company’s consolidated statements of financial condition and operations and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which can be seen on the consolidated statement of operations. These results are used to benchmark the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cash flows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment and in establishing management’s compensation. All revenues are derived from banking operations within the United States, and for the three or nine months ended September 30, 2025 and 2024, no customer accounted for more than 10% of the Company's consolidated revenue.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Dime Community Bancshares, Inc., a New York corporation, is a bank holding company formed in 1988. On a parent-only basis, the Company has minimal operations, other than as owner of Dime Community Bank. The Company is dependent on dividends from its wholly-owned subsidiary, Dime Community Bank, its own earnings, additional capital raised, and borrowings as sources of funds. The information in this report reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. The Bank also generates non-interest income, such as fee income on deposit and loan accounts, merchant credit and debit card processing programs, loan swap fees, investment services, income from its title insurance subsidiary, and net gains on sales of securities and loans. The level of non-interest expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, expenses from the Bank’s title insurance subsidiary, and income tax expense, further affects our net income. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity.

Selected Financial Highlights and Other Data

(Dollars in Thousands Except Per Share Amounts)

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Per Share Data:
Reported EPS (Diluted)	$0.59	$0.29	$1.67	$1.13
Cash dividends paid per common share	0.25	0.25	0.75	0.75
Book value per common share	30.44	29.31	30.44	29.31
Dividend payout ratio	42.37%	86.21%	44.91%	66.37%
Performance and Other Selected Ratios:
Return on average assets	0.77%	0.39%	0.75%	0.49%
Return on average equity	7.59	4.19	7.31	5.24
Net interest spread	2.00	1.32	1.98	1.24
Net interest margin	3.01	2.50	2.98	2.37
Average interest-earning assets to average interest-bearing liabilities	148.06	144.77	147.35	141.80
Non-interest expense to average assets	1.73	1.71	1.78	1.63
Efficiency ratio	53.8	65.9	57.1	64.6
Loan-to-deposit ratio at end of period	88.9	95.4	88.9	95.4
Effective tax rate	30.98	26.87	27.66	27.77
Asset Quality Summary:
Non-performing loans (1)	$72,054	$49,463	$72,054	$49,463
Non-performing assets	72,054	49,463	72,054	49,463
Net charge-offs	12,586	4,199	25,049	8,578
Non-performing assets/Total assets	0.50%	0.36%	0.50%	0.36%
Non-performing loans/Total loans	0.67	0.45	0.67	0.45
Allowance for credit losses/Total loans	0.88	0.78	0.88	0.78
Allowance for credit losses/Non-performing loans	130.54	172.29	130.54	172.29
(1) Non-performing loans are defined as all loans on non-accrual status.

Critical Accounting Policies

Note 1. Summary of Significant Accounting Policies, to the Company’s Audited Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2024 contains a summary of significant accounting policies. These critical accounting estimates involve a significant degree of complexity and require management to make difficult subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. Policies with respect to the methodology used to determine the allowance for credit losses on loans held for investment are important to the presentation of the Company’s consolidated financial condition and results of operations. The use of different judgments, assumptions or estimates could result in material variations in the Company’s consolidated results of operations or financial condition.

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

Liquidity is primarily needed to meet customer borrowing commitments and deposit withdrawals, either on demand or on contractual maturity, to repay borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Bank’s primary sources of funding for its lending and investment activities include deposits, loan payments, investment security principal and interest payments and advances from the FHLBNY. The Bank may also sell or securitize selected multifamily residential, mixed-use or one-to-four family residential real estate loans to private sector secondary market purchasers and has in the past sold such loans to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (“FHLMC”). The Company may additionally issue debt or equity under appropriate circumstances. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on real estate loans and MBS are influenced by interest rates, economic conditions and competition.

The Bank is a member of American Financial Exchange (“AFX”), through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily. At September 30, 2025, the Bank did not have any such borrowings outstanding through the AFX. At December 31, 2024, the Bank had $50.0 million of such borrowings outstanding through the AFX, which is included in other short-term borrowings on the consolidated statements of financial condition.

The Bank utilizes repurchase agreements as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities. As of September 30, 2025 and December 31, 2024, the Bank did not have any repurchase agreements.

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

Total deposits (including mortgage escrow deposits) increased $375.5 million during the nine months ended September 30, 2025, compared to an increase of $886.7 million during the nine months ended September 30, 2024. The increase in deposits during the current period was primarily due to increases in non-interest-bearing checking accounts, money market accounts, CDs and interest bearing checking accounts, partially offset by a decline in savings accounts deposits.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, additional sources of funds are available through a borrowing line at the FHLBNY, borrowing capacity at the AFX, lines of credit with unaffiliated correspondent banks, and various brokered deposit sources. At September 30, 2025, the Bank had remaining borrowing capacity of $1.78 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings). The Bank also had access to the Federal Reserve Bank (“FRB”) Discount Window. At September 30, 2025, an available line of credit totaling $351.6 million was in place at the FRB backed by investment securities with no advances drawn. Additionally, at September 30, 2025, a line of credit totaling $3.32 billion was in place at the FRB secured by certain qualifying 1-4 family residential mortgage loans, construction loans and commercial real estate loans with no amounts drawn.

The Bank reduced its outstanding FHLBNY advances by $100.0 million during the nine months ended September 30, 2025, compared to a reduction of $805.0 million during the nine months ended September 30, 2024. See Note 12. “FHLBNY Advances” for further information.

Subordinated debentures totaled $272.5 million at September 30, 2025 compared to $272.3 million at December 31, 2024. See Note 13. “Subordinated Debentures” to our Consolidated Financial Statements for further information.

During the nine months ended September 30, 2025 and 2024, business loan originations excluding new lines were $279.5 million and $236.1 million, respectively. During the nine months ended September 30, 2025, and 2024, real estate loan originations excluding new lines (excluding owner-occupied commercial real estate) totaled $196.3 million and $147.2 million, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by their primary federal regulators. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At September 30, 2025, both the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered “well capitalized” for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at September 30, 2025
			Basel III
		Consolidated	Minimum	To Be Categorized as
	Bank	Company	Requirement	“Well Capitalized” (1)
Tier 1 common equity ratio	14.5%	11.5%	4.5%	6.5%
Tier 1 risk-based capital ratio	14.5	12.6	6.0	8.0
Total risk-based capital ratio	15.4	16.2	8.0	10.0
Tier 1 leverage ratio	10.6	9.3	4.0	5.0
(1)	Only the Bank is subject to these requirements.

During the nine months ended September 30, 2025 and 2024, the Company did not repurchase any shares of its common stock. As of September 30, 2025, 1,566,947 shares remained available for purchase under the authorized share repurchase programs. See “Part II - Item 2. Other Information - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for additional information about repurchases of common stock.

The Company paid $5.5 million in cash dividends on its preferred stock during the nine months ended September 30, 2025, and 2024, respectively.

The Company paid $32.2 million and $28.5 million in cash dividends on its common stock during the nine months ended September 30, 2025, and 2024, respectively.

Contractual Obligations

The Bank generally has borrowings outstanding in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of September 30, 2025, the Bank had $155.7 million of firm loan commitments that were accepted by the borrowers.

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

Concentrations of Lending Activities

Non-owner occupied commercial real estate loans and multifamily residential and residential mixed-use loans have collectively represented the largest percentage of the Company’s loan portfolio, accounting for 61% and 65% of total loans held for investment as of September 30, 2025 and December 31, 2024, respectively. Non-owner occupied commercial real estate loans represent 28% and 30% of total loans held for investment as of September 30, 2025 and December 31, 2024, respectively. Multifamily residential and residential mixed-use loans made up 33% and 35% of total loans held for investment as of September 30, 2025 and December 31, 2024, respectively. The Company expects that non-owner occupied commercial real estate loans and multifamily residential and residential mixed-use loans will continue to be a significant portion of the Company’s total loan portfolio.

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

The following tables present the composition by property type and weighted average loan-to-value (“LTV”) of the Company’s non-owner occupied commercial real estate loans:

	September 30, 2025
					Weighted
					Average
(Dollars in thousands)	NY	NJ	Other	Balance	LTV
Investor commercial real estate:
Retail	$988,425	$65,898	$3,496	$1,057,819	51%
Investor office	400,430	149,534	3,073	553,037	60
Warehouse/ Industrial	301,722	14,614	68,462	384,798	55
Hotels	311,514	421	11,767	323,702	57
Supportive housing	169,874	—	—	169,874	57
Medical office	76,317	—	28,009	104,326	60
Educational facility or library	112,839	—	—	112,839	56
Medical facility	60,506	—	—	60,506	71
Other (1)	203,018	2,689	2,656	208,363	55
Total investor commercial real estate	$2,624,645	233,156	117,463	$2,975,264	55%
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.

	December 31, 2024
					Weighted
					Average
(Dollars in thousands)	NY	NJ	Other	Balance	LTV
Investor commercial real estate:
Retail	$1,085,618	$62,990	$3,594	$1,152,202	51%
Investor office	439,359	162,367	3,127	604,853	58
Warehouse/ Industrial	337,288	16,675	69,314	423,277	53
Hotels	356,450	425	11,934	368,809	57
Supportive housing	161,207	—	—	161,207	59
Medical office	106,403	—	28,470	134,873	62
Educational facility or library	120,719	—	—	120,719	59
Medical facility	60,866	—	—	60,866	71
Other (1)	196,304	2,763	4,662	203,729	54
Total investor commercial real estate	$2,864,214	245,220	121,101	$3,230,535	55%
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.

The following tables present the composition by property type and weighted average LTV of the Company’s multifamily residential and residential mixed-use loans:

	September 30, 2025
		Weighted
	Total	Average
(Dollars in thousands)	Balance	LTV
Multifamily residential and residential mixed-use:
New York City (1)
100% rent regulated (2)	$503,479	59%
Majority rent regulated (2)	594,713	59
Majority free market	1,683,562	55
Total New York City	2,781,754	56

Outside New York City	728,040	58
Total multifamily residential and residential mixed-use	$3,509,794	57%
(1)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(2)	Composition based on revenue.

	December 31, 2024
		Weighted
	Total	Average
(Dollars in thousands)	Balance	LTV
Multifamily residential and residential mixed-use:
New York City (1)
100% rent regulated (2)	$572,054	58%
Majority rent regulated (2)	643,908	59
Majority free market	1,846,525	55
Total New York City	3,062,487	56

Outside New York City	757,796	59
Total multifamily residential and residential mixed-use	$3,820,283	57%
(1)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(2)	Composition based on revenue.

Additional information related to the granularity in the non-owner occupied commercial real estate and multifamily residential and residential mixed-use portfolios is presented in the tables below as of September 30, 2025 and December 31, 2024:

	September 30, 2025
		Number of
	Average	loans
(Dollars in thousands)	Loan Size	> $20 million
Investor commercial real estate:
Retail	$2,593	3
Investor Office	6,214	8
Warehouse/ Industrial	3,773	4
Hotels	8,518	8
Supportive housing	21,234	3
Medical office	5,491	1
Educational facility or library	10,258	—
Medical facility	7,563	1
Other (1)	1,947	—

Multifamily residential and residential mixed-use:
New York City (2)
100% rent regulated (3)	2,432	—
Majority rent regulated (3)	3,717	2
Majority free market	3,835	6
Outside New York City	4,790	8
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.
(2)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(3)	Composition based on revenue.

	December 31, 2024
		Number of
	Average	loans
(Dollars in thousands)	Loan Size	> $20 million
Investor commercial real estate:
Retail	$2,613	4
Investor Office	5,989	9
Warehouse/ Industrial	3,779	4
Hotels	8,781	8
Supportive housing	20,151	3
Medical office	6,423	2
Educational facility or library	10,060	—
Medical facility	7,608	1
Other (1)	1,922	—

Multifamily residential and residential mixed-use:
New York City (2)
100% rent regulated (3)	2,487	—
Majority rent regulated (3)	3,810	2
Majority free market	3,864	7
Outside New York City	4,521	8
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.
(2)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(3)	Composition based on revenue.

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

Non-accrual Loans

Within our held-for-investment loan portfolio, non-accrual loans totaled $72.1 million at September 30, 2025 and $49.5 million at December 31, 2024.

The following is a reconciliation of non-accrual loans as of the dates indicated:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2025	2024	2024
Non-accrual loans:
Business loans	$21,005	$22,624	$25,411
One-to-four family residential and coop/condo apartment	2,440	3,213	3,880
Multifamily residential and residential mixed-use	—	—	—
Non-owner-occupied commercial real estate	47,952	22,960	19,509
ADC	657	657	657
Other loans	—	25	6
Total non-accrual loans	$72,054	$49,479	$49,463
Ratios:
Total non-accrual loans to total loans	0.67%	0.46%	0.45%
Total non-performing assets to total assets	0.50	0.34	0.36

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

There was no carrying value of OREO properties on our Consolidated Statement of Financial Condition at September 30, 2025 or December 31, 2024. We did not recognize any provision for losses on OREO properties during the nine months ended September 30, 2025 or 2024.

Past Due Loans

Loans Delinquent 30 to 59 Days

At September 30, 2025, there were $13.3 million of loans that were past due between 30 and 59 days, compared to $10.3 million at December 31, 2024. The 30 to 59-day delinquency levels fluctuate monthly and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At September 30, 2025, there were $27.8 million of loans that were past due between 60 and 89 days, compared to $31.3 million at December 31, 2024. The 60 to 89-day delinquency levels fluctuate monthly and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

There were no accruing loans 90 days or more past due at September 30, 2025 or at December 31, 2024.

Reserve for Unfunded Loan Commitments

The Bank maintains a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of our reserve was $2.3 million and $2.7 million at September 30, 2025 and December 31, 2024, respectively. This reserve is determined based upon the outstanding volume of unfunded loan commitments at each period end. Any increases or reductions in this reserve are recognized in provision for credit losses.

Allowance for Credit Losses

Provision for credit losses for the nine months ended September 30, 2025 and 2024 was $32.1 million and $22.4 million, respectively. Included in the provision for credit losses for the nine months ended September 30, 2025 was $2.1 million of provision related to one available-for-sale corporate security. The remainder of the credit loss provision for the nine months ended September 30, 2025, was attributable to updates in the macroeconomic forecast, updated loss drivers, and charge-offs on loans in the owner-occupied and non-owner-occupied real estate segments. The $22.4 million credit loss provision for the nine months ended September 30, 2024, was related to a combination of factors including, provisioning for growth and individually analyzed loans in the business loan portfolio as well as provisioning for the pooled multifamily loan portfolio.

For a further discussion of the allowance for credit losses and related activity during the nine months ended September 30, 2025 and 2024, please see Note 6 “Securities” and Note 7 “Loans Held for Investment, Net” to the condensed Consolidated Financial Statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of loans in each category to total loans as of the dates indicated.

	September 30, 2025		December 31, 2024
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allocated	to Total	Allocated	to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Business loans	$47,502	28.56%	$42,898	25.08%
One-to-four family residential and coop/condo apartment	10,031	9.61	9,501	8.75
Multifamily residential and residential mixed-use	12,851	32.72	11,946	35.16
Non-owner-occupied commercial real estate	21,324	27.74	21,876	29.72
ADC	1,994	1.30	2,323	1.25
Other loans	359	0.07	207	0.04
Total	$94,061	100.00%	$88,751	100.00%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	At or for the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Total loans outstanding at end of period (1)	$10,725,269	$10,886,387
Average total loans outstanding during the period (2)	10,832,841	10,800,951
Allowance for credit losses balance at end of period	94,061	85,221
Allowance for credit losses to total loans at end of period	0.88%	0.78%
Non-performing loans to total loans at end of period	0.67	0.45
Allowance for credit losses to total non-performing loans at end of period	130.54	172.29

Ratio of net charge-offs to average loans outstanding during the period:
Business loans	0.30%	0.25%
One-to-four family residential and coop/condo apartment	0.01	—
Multifamily residential and residential mixed-use	—	0.13
Non-owner-occupied commercial real estate	0.78	—
Other loans	0.65	1.19
Total	0.31	0.11
(1)	Total loans represent gross loans (excluding loans held for sale), inclusive of deferred fees/costs and premiums/discounts.
(2)	Total average loans represent gross loans (including loans held for sale), inclusive of deferred loan fees/costs and premiums/discounts.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Assets. Assets totaled $14.54 billion at September 30, 2025, $185.7 million above their level at December 31, 2024, primarily due to increases of $431.5 million in cash and due from banks and $106.2 million in BOLI, partially offset by decreases of $151.6 million in the loan portfolio, $95.6 million in other assets, $42.3 million in total securities, $35.1 million in derivative assets and $22.6 million in loans held for sale.

Loan originations, excluding new lines, totaled $475.8 million for the nine-month period ended September 30, 2025.

Total investment securities decreased $42.3 million during the nine months ended September 30, 2025, to $1.29 billion at period end, primarily due to proceeds from principal payments, calls and maturities of $129.7 million and proceeds from the sale of available for sale securities of $38.8 million, offset by purchases of $106.4 million and a decrease in unrealized losses of $19.8 million. There were no transfers to or from securities held-to-maturity during the nine months ended September 30, 2025.

BOLI increased $106.2 million during the nine months ended September 30, 2025, to $396.9 million, due to completion of the restructuring initiative that began in late 2024, as well as purchases of new BOLI assets.

Liabilities. Total liabilities increased $129.9 million during the nine months ended September 30, 2025, to $13.09 billion at period end, primarily due to an increase of $375.5 million in deposits (including mortgage escrow accounts), partially offset by decreases of $100.0 million in FHLBNY advances, $55.2 million in derivative cash collateral, $50.0 million in short-term borrowings, $30.7 million in derivative liabilities and $9.0 million in other liabilities.

Stockholders’ Equity. Stockholders’ equity increased $55.8 million during the nine months ended September 30, 2025, to $1.45 billion at period end, primarily due to net income of $78.8 million and other comprehensive income of $11.4 million, partially offset by common stock dividends of $32.8 million, and preferred stock dividends of $5.5 million.

Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

General. Net income was $27.7 million during the three months ended September 30, 2025, compared to net income of $13.3 million for the three months ended September 30, 2024. During the three months ended September 30, 2025, net interest income increased by $23.5 million, non-interest income increased by $4.6 million, income tax expense increased by $7.5 million, non-interest expense increased by $4.5 million, and the credit loss provision increased by $1.7 million, compared to the three months ended September 30, 2024.

The discussion of net interest income for the three months ended September 30, 2025 and 2024 should be read in conjunction with the following tables, which set forth certain information related to the Consolidated Statements of Operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Net loan fees included in interest income were $946 thousand during the three months ended September 30, 2025, compared to net loan fees of $849 thousand during the three months ended September 30, 2024. The increase in net loan fees was primarily due to increases in deferred fees and late fees on loans in 2025.

Analysis of Net Interest Income

	Three Months Ended September 30,
	2025			2024
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (3) (6)	$2,957,434	$50,271	6.74%	$2,609,934	$46,656	7.11%
One-to-four family residential and coop/condo apartment (3) (6)	1,023,844	12,120	4.70	924,150	11,024	4.75
Multifamily residential and residential mixed-use (3) (6)	3,591,822	41,712	4.61	3,902,220	45,790	4.67
Non-owner-occupied commercial real estate (3) (6)	3,067,598	40,439	5.23	3,297,760	44,804	5.40
ADC (3)	145,902	3,184	8.66	147,875	3,505	9.43
Other loans (3)	7,515	30	1.58	4,891	49	3.99
Securities	1,340,223	11,338	3.36	1,493,492	7,766	2.07
Other short-term investments	1,503,698	16,449	4.34	353,924	4,645	5.22
Total interest-earning assets	13,638,036	175,543	5.11%	12,734,246	164,239	5.13%
Non-interest earning assets	787,966			768,507
Total assets	$14,426,002			$13,502,753

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$1,069,761	$5,306	1.97%	$798,024	$4,635	2.31%
Money market	4,359,512	34,877	3.17	3,771,562	36,841	3.89
Savings (2)	1,821,289	13,273	2.89	2,102,282	19,492	3.69
CDs	1,116,152	9,494	3.37	1,232,984	13,057	4.21
Total interest-bearing deposits	8,366,714	62,950	2.99	7,904,852	74,025	3.73
FHLBNY advances	508,000	4,104	3.21	528,652	4,455	3.35
Subordinated debt, net	272,429	4,301	6.26	271,450	4,307	6.31
Other short-term borrowings	76	1	5.22	131	2	6.07
Total borrowings	780,505	8,406	4.27	800,233	8,764	4.36
Derivative cash collateral	63,856	788	4.90	91,305	1,526	6.65
Total interest-bearing liabilities	9,211,075	72,144	3.11%	8,796,390	84,315	3.81%
Non-interest-bearing checking (2)	3,573,448			3,209,502
Other non-interest-bearing liabilities	183,627			223,546
Total liabilities	12,968,150			12,229,438
Stockholders' equity	1,457,852			1,273,315
Total liabilities and stockholders' equity	$14,426,002			$13,502,753
Net interest income		$103,399			$79,924
Net interest rate spread (4)			2.00%			1.32%
Net interest-earning assets	$4,426,961			$3,937,856
Net interest margin (5)			3.01%			2.50%
Ratio of interest-earning assets to interest-bearing liabilities			148.06%			144.77%
Deposits (including non-interest-bearing checking accounts) (2)	$11,940,162	$62,950	2.09%	$11,114,354	$74,025	2.65%
(1)	Business loans include C&I loans, owner-occupied commercial real estate loans and PPP loans.
(2)	Includes mortgage escrow deposits.
(3)	Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average-interest earning assets.
(6)	At September 30, 2025 and 2024, the loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

Rate/Volume Analysis

Rate/Volume Analysis

	Three Months Ended September 30, 2025
	Compared to Three Months Ended September 30, 2024
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (2)	$6,139	$(2,524)	$3,615
One-to-four family residential and coop/condo apartment	1,203	(107)	1,096
Multifamily residential and residential mixed-use	(3,571)	(507)	(4,078)
Non-owner-occupied commercial real estate	(3,042)	(1,323)	(4,365)
ADC	(40)	(281)	(321)
Other loans	19	(38)	(19)
Securities	(1,042)	4,614	3,572
Other short-term investments	13,859	(2,055)	11,804
Total interest-earning assets	$13,525	$(2,221)	$11,304
Interest-bearing liabilities:
Interest-bearing checking	$1,469	$(798)	$671
Money market	5,323	(7,287)	(1,964)
Savings	(2,296)	(3,923)	(6,219)
CDs	(1,096)	(2,467)	(3,563)
FHLBNY advances	(169)	(182)	(351)
Subordinated debt, net	22	(28)	(6)
Other short-term borrowings	(1)	—	(1)
Derivative cash collateral	(397)	(341)	(738)
Total interest-bearing liabilities	$2,855	$(15,026)	$(12,171)
Net change in net interest income	$10,670	$12,805	$23,475
(1)	Business loans include C&I loans, owner-occupied commercial real estate loans and PPP loans.
(2)	Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $103.4 million during the three months ended September 30, 2025, an increase of $23.5 million from the three months ended September 30, 2024. Average interest-earning assets were $13.64 billion for the three months ended September 30, 2025, an increase of $903.8 million from $12.73 billion for the three months ended September 30, 2024. The net interest margin was 3.01% during the three months ended September 30, 2025, up from 2.50% during the three months ended September 30, 2024.

Interest Income. Interest income was $175.5 million during the three months ended September 30, 2025, compared to $164.2 million during the three months ended September 30, 2024. During the three months ended September 30, 2025, interest income increased $11.3 million from the three months ended September 30, 2024, primarily reflecting increases in interest income of $11.8 million in other short-term investments, $3.6 million on business loans, $3.6 million on securities and $1.1 million on one-to-four family residential and coop/condo apartment loans, partially offset by a decrease of $4.4 million on non-owner-occupied commercial real estate loans and a decrease of $4.1 million on multifamily residential and residential mixed-use loans.

The increased interest income on other short-term investments, which is comprised of cash and due from banks and restricted stock, was related to a $1.15 billion increase in the average balances, partially offset by an 88-basis point decrease in the yield of such investments in the period. The increased interest income on business loans was due to a $347.5 million increase in the average balances, partially offset by a 37-basis point decrease in the yield of such loans in the period. The increased interest income on securities was related to a 129-basis point increase in the yield, partially offset by a decrease of $153.3 million in the average balances of such securities in the period. The increased interest income on one-to-four family residential and coop/condo apartment loans was related to a $99.7 million increase in the average balances, partially offset by a 5-basis point decrease in the yield of such loans in the period. The decreased interest income on non-owner-occupied commercial real estate loans reflected a $230.2 million decrease in the average balance and a 17-basis point decrease in the yield of such loans in the period. The decreased interest income on multifamily residential and residential mixed-use loans was related to a $310.4 million decrease in the average balance and a 6-basis point decrease in the yield of such loans in the period.

Interest Expense. Interest expense was $72.1 million during the three months ended September 30, 2025, compared to $84.3 million during the three months ended September 30, 2024. During the three months ended September 30, 2025, interest expense decreased $12.2 million, primarily reflecting a decrease in interest expense of $11.1 million on deposits, a decrease in interest expense of $738 thousand on derivative cash collateral, and a decrease in interest expense of $351 thousand on FHLBNY advances.

The decreased interest expense on deposits was primarily due to an 80-basis point decrease in rates paid on savings accounts and a $281.0 million decrease in average balances of such deposits, an 84-basis point decrease in rates paid on CDs and a $116.8 million decrease in the average balance of such deposits, and a 72-basis point decrease in rates paid on money market accounts, partially offset by a $588.0 million increase in average balances of such deposits in the period. The decreased interest expense on derivative cash collateral was due to a $27.5 million decrease in the average balance and a 175-basis point decrease in the cost of such derivatives in the period.

Provision for Credit Losses. We recorded a credit loss provision of $13.3 million and $11.6 million during the three months ended September 30, 2025 and 2024, respectively. The $13.3 million credit loss provision for the three months ended September 30, 2025, was primarily attributable to charge-offs on loans in the owner occupied and non-owner occupied real estate segments. The $11.6 million credit loss provision for the three months ended September 30, 2024, was primarily associated with increased provisioning for the Bank’s business loan portfolio.

Non-Interest Income. Non-interest income totaled $12.2 million for the three months ended September 30, 2025, compared to $7.6 million for the same period in 2024. The increase was primarily driven by a $2.4 million increase in BOLI income and a $1.9 million increase in other non-interest income.

Non-Interest Expense. Non-interest expense totaled $62.2 million for the three months ended September 30, 2025, compared to $57.7 million for the same period in 2024. The change was primarily driven by a $2.2 million increase in salaries and employee benefits.

Non-interest expense was 1.73% and 1.71% of average assets during the three months ended September 30, 2025 and 2024, respectively.

Income Tax Expense. Income tax expense was $12.4 million during the three months ended September 30, 2025, compared to income tax expense of $4.9 million during the three months ended September 30, 2024. The reported effective tax rate for the three months ended September 30, 2025 and 2024 was 31.0%, and 26.9%, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2025 and 2024

General. Net income was $78.8 million during the nine months ended September 30, 2025, compared to net income of $49.5 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, net interest income increased by $68.8 million, non-interest income increased by $3.5 million, non-interest expense increased by $22.1 million, income tax expense increased by $11.1 million and the credit loss provision increased by $9.7 million, compared to the nine months ended September 30, 2024.

The discussion of net interest income for the nine months ended September 30, 2025 and 2024 should be read in conjunction with the following tables, which set forth certain information related to the Consolidated Statements of Operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Net loan fees included in interest income were $3.2 million during the nine months ended September 30, 2025, compared to net loan fees of $545 thousand during the nine months ended September 30, 2024. The increase in net loan fees was primarily due to increases in prepayment penalty fees and deferred fees on loans in 2025.

Analysis of Net Interest Income

	Nine Months Ended September 30,
	2025			2024
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (3) (6)	$2,834,746	$141,911	6.69%	$2,440,113	$128,813	7.05%
One-to-four family residential and coop/condo apartment (3) (6)	989,236	34,721	4.69	898,941	30,762	4.57
Multifamily residential and residential mixed-use (3) (6)	3,709,088	126,503	4.56	3,953,593	137,584	4.65
Non-owner-occupied commercial real estate (3) (6)	3,152,779	123,587	5.24	3,342,570	134,308	5.37
ADC (3)	140,189	9,099	8.68	160,598	10,835	9.01
Other loans (3)	6,803	88	1.73	5,136	190	4.94
Securities	1,357,938	34,014	3.35	1,536,280	23,553	2.05
Other short-term investments	1,077,183	35,035	4.35	454,002	18,621	5.48
Total interest-earning assets	13,267,962	504,958	5.09%	12,791,233	484,666	5.06%
Non-interest earning assets	806,832			780,477
Total assets	$14,074,794			$13,571,710

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$976,018	$13,611	1.86%	$670,957	$7,357	1.46%
Money market	4,204,642	98,988	3.15	3,543,314	100,672	3.80
Savings (2)	1,905,071	41,507	2.91	2,268,534	65,411	3.85
CDs	1,055,520	27,099	3.43	1,426,805	46,532	4.36
Total interest-bearing deposits	8,141,251	181,205	2.98	7,909,610	219,972	3.71
FHLBNY advances	508,366	12,223	3.21	763,839	23,027	4.03
Subordinated debt, net	272,385	12,904	6.33	224,794	9,464	5.62
Other short-term borrowings	235	14	7.97	70	3	5.72
Total borrowings	780,986	25,141	4.30	988,703	32,494	4.39
Derivative cash collateral	82,242	2,903	4.72	122,278	5,244	5.73
Total interest-bearing liabilities	9,004,479	209,249	3.11%	9,020,591	257,710	3.82%
Non-interest-bearing checking (2)	3,437,001			3,054,455
Other non-interest-bearing liabilities	194,982			238,028
Total liabilities	12,636,462			12,313,074
Stockholders' equity	1,438,332			1,258,636
Total liabilities and stockholders' equity	$14,074,794			$13,571,710
Net interest income		$295,709			$226,956
Net interest rate spread (4)			1.98%			1.24%
Net interest-earning assets	$4,263,483			$3,770,642
Net interest margin (5)			2.98%			2.37%
Ratio of interest-earning assets to interest-bearing liabilities			147.35%			141.80%
Deposits (including non-interest-bearing checking accounts) (2)	$11,578,252	$181,205	2.09%	$10,964,065	$219,972	2.68%
(1)	Business loans include C&I loans, owner-occupied commercial real estate loans and PPP loans.
(2)	Includes mortgage escrow deposits.
(3)	Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average-interest earning assets.
(6)	At September 30, 2025 and 2024, the loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

Rate/Volume Analysis

	Nine Months Ended September 30, 2025
	Compared to Nine Months Ended September 30, 2024
	Increase / (Decrease) Due to:
	Volume	Rate	Total
Interest-earning assets:
Business loans (1) (2)	$20,239	$(7,141)	$13,098
One-to-four family residential and coop/condo apartment	3,119	840	3,959
Multifamily residential and residential mixed-use	(8,462)	(2,619)	(11,081)
Non-owner-occupied commercial real estate	(7,547)	(3,174)	(10,721)
ADC	(1,357)	(379)	(1,736)
Other loans	42	(144)	(102)
Securities	(3,606)	14,067	10,461
Other short-term investments	22,897	(6,483)	16,414
Total interest-earning assets	$25,325	$(5,033)	$20,292
Interest-bearing liabilities:
Interest-bearing checking	$3,789	$2,465	$6,254
Money market	17,169	(18,853)	(1,684)
Savings	(9,210)	(14,694)	(23,904)
CDs	(10,808)	(8,625)	(19,433)
FHLBNY advances	(6,910)	(3,894)	(10,804)
Subordinated debt, net	2,123	1,317	3,440
Other short-term borrowings	8	3	11
Derivative cash collateral	(1,566)	(775)	(2,341)
Total interest-bearing liabilities	$(5,405)	$(43,056)	$(48,461)
Net change in net interest income	$30,730	$38,023	$68,753
(1)	Business loans include C&I loans, owner-occupied commercial real estate loans and PPP loans.
(2)	Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.

Net interest income. Net interest income was $295.7 million during the nine months ended September 30, 2025, an increase of $68.8 million from the nine months ended September 30, 2024. Average interest-earning assets were $13.27 billion for the nine months ended September 30, 2025, an increase of $476.7 million from $12.79 billion for the nine months ended September 30, 2024. Net interest margin was 2.98% during the nine months ended September 30, 2025, up from 2.37% during the nine months ended September 30, 2024.

Interest Income. Interest income was $505.0 million during the nine months ended September 30, 2025, compared to $484.7 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, interest income increased $20.3 million from the nine months ended September 30, 2024, primarily reflecting increases in interest income of $16.4 million on other short-term investments, $13.1 million on business loans, $10.5 million on securities, and $4.0 million on one-to-four family residential and coop/condo apartment loans, partially offset by decreases in interest income of $11.1 million on multifamily loans, $10.7 million on non-owner-occupied loans, and $1.7 million on ADC loans.

The increased interest income on other short-term investments (comprised of cash and due from banks and restricted stock)  was related to a $623.2 million increase in the average balances, partially offset by a 113-basis point decrease in the yield of such investments in the period. The increased interest income on business loans was due to a $394.6 million increase in the average balances, partially offset by a 36-basis point decrease in the yield of such loans in the period. The increased interest income on securities was related to a 130-basis point increase in the yield, partially offset by a decrease of $178.3 million in the average balances of such securities in the period. The increased interest income on one-to-four family residential and coop/condo apartment loans was related to a $90.3 million increase in the average balances and a 12-basis point increase in the yield of such loans in the period. The decreased interest income on multifamily residential and residential mixed-use loans was related to a $244.5 million decrease in the average balance and a 9-basis point decrease in the yield of such loans in the period. The decreased interest income on non-owner-occupied commercial real estate loans reflected a $189.8 million decrease in the average balance and a 13-basis point decrease in the yield of such loans in the period. The decreased interest income on ADC loan income reflected a $20.4 million decrease in the average balance and a 33-basis point decrease in the yield of such loans in the period.

Interest Expense. Interest expense was $209.2 million during the nine months ended September 30, 2025, compared to $257.7 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, interest expense decreased $48.5 million, primarily reflecting decreases in interest expense of $38.8 million on deposits, $10.8 million on FHLBNY advances and $2.3 million in interest expense on derivative cash collateral, partially offset by a $3.4 million increase in interest expense on subordinated debt.

The decreased interest expense on deposits was primarily due to a 94-basis point decrease in rates paid on savings accounts and a $363.5 million decrease in average balances of such deposits. There was a $371.3 million decrease in the average balance of CDs and a 93-basis point decrease in the cost of such deposits in the period. There was a 65-basis point decrease in rates paid on money market accounts, partially offset by a $661.3 million increase in average balances of such deposits. There was a $305.1 million increase in the average balance of interest-bearing checking accounts and a 40-basis point increase in the rates paid on such deposits partially offset the overall decline. The decreased interest expense on FHLBNY advances was due to a $255.5 million decrease in the average balance and an 82-basis point decrease in the cost of FHLBNY advances in the period. The decreased interest expense on derivative cash collateral was due to a $40.0 million decrease in the average balance and a 101-basis point decrease in the cost of such derivatives in the period. The increased interest expense on subordinated debt was due to a $47.6 million increase in the average balance and a 71-basis point increase in the cost of such debt in the period.

Provision for Credit Losses. We recorded a credit loss provision of $32.1 million during the nine months ended September 30, 2025, compared to a credit loss provision of $22.4 million for the nine months ended September 30, 2024. The $32.1 million credit loss provision for the nine months ended September 30, 2025, was attributable to updates in the macroeconomic forecast, updated loss driver models, and charge-offs on loans in the owner occupied and non-owner occupied real estate segments. The $22.4 million credit loss provision for the nine months ended September 30, 2024 was primarily associated with increased provisioning for the Bank’s business and multifamily loan portfolios.

Non-Interest Income. Non-interest income was $33.4 million during the nine months ended September 30, 2025, compared to $29.9 million during the nine months ended September 30, 2024. The increase was primarily driven by a $5.6 million increase in BOLI income, a $2.6 million increase in other non-interest income, a $1.7 million increase in service charges and other fees income and a $1.4 million increase in the fair value change in equity securities and loans held for sale, partially offset by a $7.8 million reduction in gains on sale of Bank’s premises.

Non-Interest Expense. Non-interest expense was $188.0 million during the nine months ended September 30, 2025, compared to $165.9 million during the nine months ended September 30, 2024. The increase in non-interest expense was primarily due to a $9.9 million increase in salaries and employee benefits and a $7.2 million increase due to the pension settlement loss recorded during the first quarter of 2025.

Non-interest expense was 1.78% and 1.63% of average assets during the nine months ended September 30, 2025 and 2024, respectively.

Income Tax Expense. Income tax expense was $30.1 million during the nine months ended September 30, 2025, compared to income tax expense of $19.0 million during the nine months ended September 30, 2024. The reported effective tax rate for the nine months ended September 30, 2025 and 2024 was 27.7%, and 27.8%, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2024 in Item 7A of the  Company’s Annual Report on Form 10-K, filed with the SEC on February 20, 2025. The following is an update of the discussion provided therein.

General. The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the nine months ended September 30, 2025, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

The analysis that follows presents, as of September 30, 2025 and December 31, 2024, the estimated EVE at both the Pre-Shock Scenario and the -200 Basis Point, -100 Basis Point, +100 Basis Point, and +200 Basis Point Rate Shock Scenarios.

	September 30, 2025			December 31, 2024
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$2,039,397	$217,821	12.0%	$1,862,712	$101,644	5.8%
+ 100 Basis Points	1,967,993	146,416	8.0%	1,843,160	82,092	4.7%
Pre-Shock Scenario	1,821,577	—	—	1,761,068	—	—
- 100 Basis Points	1,633,493	(188,083)	(10.3)%	1,636,011	(125,057)	(7.1)%
- 200 Basis Points	1,366,700	(454,877)	(25.0)%	1,439,251	(321,817)	(18.3)%

The Company’s Pre-Shock Scenario EVE increased marginally from $1.76 billion at December 31, 2024 to $1.82 billion at September 30, 2025. The primary factors contributing to the increase in EVE is an increase in the value of the Bank’s loan and investment portfolios, partially offset by a decline in value of the Bank’s non-maturity deposit base.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios increased from $1.84 billion and $1.86 billion, respectively, at December 31, 2024, to $1.97 billion and $2.04 billion, respectively, at September

30, 2025. In the -100 Basis Point Rate and -200 Basis Point Rate Shock Scenario the Company’s EVE decreased from $1.64 billion and $1.44 billion, respectively, at December 31, 2024, to $1.63 billion and $1.37 billion, respectively, at September 30, 2025.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates occurring equally across all points on the yield curve over a 12-month period beginning September 30, 2025, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	3.7%	11.1%
+ 100 Basis Points	1.9%	5.7%
- 100 Basis Points	(0.2)%	(3.1)%
- 200 Basis Points	(0.9)%	(7.7)%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates occurring equally across all points on the yield curve. The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios.

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	8.6%	13.8%
+ 100 Basis Points	4.4%	7.2%
- 100 Basis Points	(1.9)%	(4.8)%
- 200 Basis Points	(4.7)%	(11.6)%

iIte

Item 4.Controls and Procedures

Management of the Company, with the participation of its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness, as of September 30, 2025, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in, or party to, various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company was not involved in any actions or proceedings that were likely to have a material adverse impact on its financial condition and results of operations as of September 30, 2025.

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

(c)  In May 2022, we announced the adoption of a new stock repurchase program of up to 1,948,314 shares, upon the completion of our existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of September 30, 2025, there were 1,566,947 shares remaining to be purchased in the program. There were no repurchases of common stock during the quarter ended September 30, 2025.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

10.1	Retirement, Consulting and Release Agreement, dated October 31, 2025, by and among Dime Community Bancshares, Inc., Dime Community Bank and Conrad J. Gunther
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101

The following financial statements from Dime Community Bancshares, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2025, filed on November 3, 2025, formatted in XBRL: (i) Consolidated Statements of Financial Condition as of September 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2025 and 2024, (iv) Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

Dime Community Bancshares, Inc.

Dated: November 3, 2025	By:	/s/ Stuart H. Lubow
Stuart H. Lubow
President and Chief Executive Officer

Dated: November 3, 2025	By:	/s/ Avinash Reddy
Avinash Reddy
Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer