Form 10-K
period 2025-12-31
Dime Community Bancshares, Inc. /NY/
filed 2026-02-20
CIK 846617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $1.08 billion based upon the $26.94 closing price on the NASDAQ National Market for a share of the registrant’s common stock on June 30, 2025.

The registrant had 43,905,888 shares of common stock, $0.01 par value, outstanding as of  February 13, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 28, 2026 and any adjournment thereof, are incorporated by reference in Part III.

Cautionary Note Regarding Forward-Looking Statements

This report contains statements relating to our future results (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of our management. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimated,” “assumes,” “likely,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, asset quality, expected or anticipated revenue, and results of operations and our business, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from the title insurance subsidiary and banking services as well as product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. We claim the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. together with its direct and indirect subsidiaries, (the “Company”) in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on such statements. These factors include, without limitation, the following:

●	increases in competitive pressure among financial institutions or from non-financial institutions;
●	inflation and fluctuation in market interest rates, which may affect demand for our products, interest margins and the fair value of financial instruments;
●	our net interest margin is subject to material short-term fluctuation based upon market rates;
●	changes in deposit flows or composition, loan demand or real estate values;
●	changes in the quality and composition of our loan or investment portfolios or unanticipated or significant increases in loan losses;
●	changes in accounting principles, policies or guidelines;
●	changes in corporate and/or individual income tax laws or policies;
●	general socio-economic conditions, including conditions caused by public health emergencies, international conflict, inflation, and recessionary pressures, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry;
●	legislative, regulatory or policy changes, including any changes in the monetary policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;
●	the imposition of tariffs and the responses of third parties thereto, which may increase inflationary pressures;
●	changes in distribution of federal funds or freezing of federal funding or grants, which could have an adverse effect on the ability of consumers and businesses to pay debts or affect the demand for loans and deposits;
●	the impact of any federal government shutdown, including our ability to effect sales of Small Business Administration (“SBA”) loans;
●	technological changes;
●	breaches or failures of the company’s information technology security systems;
●	our ability to successfully execute strategic plans;
●	the success of new business initiatives or the integration of any acquired entities;
●	difficulties or unanticipated expenses incurred in the consummation of new business initiatives or the integration of any acquired entities;
●	litigation or other matters before federal bank regulatory agencies (“Agencies”);
●	the Company may be subject to other risks, as enumerated under Item 1A. Risk Factors in this Annual Report on Form 10-K and in quarterly and other reports filed by us with the Securities and Exchange Commission (“SEC”); and/or
●	other unexpected material adverse changes in our financial condition, operations or earnings.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

PART I

Item 1. Business

General

Dime Community Bancshares, Inc. (the “Company”) is engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank (the “Bank”). The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations also include Dime Abstract LLC (“Dime Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services.

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

As of December 31, 2025, we operated 63 branch locations throughout Greater Long Island, the New York City boroughs of Brooklyn, Queens, Manhattan, Staten Island and the Bronx, Westchester County, and New Jersey.

Human Capital Resources

Demographics and Culture

As of December 31, 2025, we employed 902 full-time equivalent employees. Our employees are not represented by a collective bargaining agreement. Our culture in the workplace encourages employees to care about each other, the communities they serve, and the work they do. We believe strong community ties, customer focus, accountability, and development of the communities in which we operate will have a favorable long-term impact on our business performance. Our employees are passionate and empowered to build relationships and provide customized banking solutions to the communities we serve. We believe in hiring well-qualified people from a wide range of backgrounds who align to values like integrity, innovation, and teamwork. As an equal opportunity employer, our decisions to select and promote employees are unbiased as we seek to build a diverse and inclusive team of employees.

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

Our principal market area is Greater Long Island, which includes the counties of Nassau and Suffolk, and New York City, which includes the five counties (boroughs) of New York (Manhattan), Kings, Queens, Richmond (Staten Island), and the Bronx. Industries represented across the principal market areas include retail establishments; construction and trades; restaurants and bars; lodging and recreation; professional entities; real estate; health services; passenger transportation; high-tech manufacturing; and agricultural and related businesses. Given its proximity, Long Island’s economy is closely linked with New York City’s and major employers in the area include municipalities, school districts, hospitals, and financial institutions.

Taxation

The Company, the Bank and its subsidiaries, report their income on a consolidated basis using the accrual method of accounting and are subject to federal taxation as well as income tax of the State and City of New York, the State of New Jersey and the State of Florida. The Bank is subject to income tax in the state of Florida due to employees working remotely in the state. In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses realized by banks from the sale of available-for-sale securities are generally treated as ordinary income, rather than capital gains or losses. The taxation of net income is similar to federal taxable income subject to certain modifications.

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

Capitalization

Federal regulations require FDIC-insured depository institutions, including state member banks, to meet several minimum capital standards: a common equity tier 1 capital to risk-based assets ratio of 4.5%, a tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a tier 1 capital to total assets leverage ratio of 4.0%. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”). Common equity tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity tier 1 and additional tier 1 capital. Additional tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes tier 1 capital (common equity tier 1 capital plus additional tier 1 capital) and tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock, mandatory convertible securities, and subordinated debt. Also included in tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank has exercised this opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In 2016, the federal regulatory agencies approved a proposed joint rulemaking to implement Section 956 of the Dodd-Frank Act, which prohibits incentive-based compensation that encourages inappropriate risk taking. In May 2024, several federal banking agencies sought to re-propose the incentive compensation regulation, but the FRB did not adopt the 2024 proposal; in 2025, the FDIC withdrew its authorization for the proposal. In addition, the NYSDFS issued guidance applicable to incentive compensation in October 2016.

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

The FRB may order member banks which have insufficient capital to take corrective actions. For example, a bank which is categorized as “undercapitalized” would be subject to other growth limitations, would be required to submit a capital restoration plan, and a holding company that controls such a bank would be required to guarantee that the bank complies with the capital restoration plan. A “significantly undercapitalized” bank would be subject to additional restrictions. Member banks deemed by the FRB to be “critically undercapitalized” would generally be subject to the appointment of a receiver or conservator.

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

Acquisitions

Under the federal Bank Merger Act, if the Bank is the resulting bank, prior approval of the FRB is required for the Bank to merge with or purchase the assets or assume the deposits of another insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, the FRB will consider, among other factors, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA (see “Community Reinvestment”) and its compliance with fair housing and other consumer protection laws, and the effectiveness of the subject organizations in combating money laundering activities.

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

Cybersecurity more broadly has become a focus of federal and state banking agencies, including during the regulators’ examinations. In March 2017, the NYSDFS issued regulations requiring financial institutions regulated by the NYSDFS, including the Bank, to, among other things, (i) establish and maintain a cybersecurity program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cybersecurity policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer (“CISO”). In November 2023, NYSDFS amended these regulations to include heightened governance requirements and an expansion of the breadth and depth of required policies and procedures, among other things.

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

A bank’s loans to its affiliates and its affiliates’ executive officers, directors, any owner of more than 10% of its stock (each, an insider) and entities controlled by such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O implemented thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus, and in no event can be more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of repayment or present other unfavorable features. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

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

The Bank Secrecy Act and USA PATRIOT Act

The Bank Secrecy Act (“BSA”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) require the Bank to implement a compliance program to detect and prevent money laundering, terrorist financing, and illicit financial activities. Together, the BSA and USA PATRIOT Act require the Bank to implement internal controls, conduct customer due diligence, maintain records, and file reports.  The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application. Accordingly, if the Bank engages in a merger or other acquisition, its controls designed to combat money laundering would be considered as part of the application process. The Bank has established policies, procedures and systems designed to comply with the BSA, USA PATRIOT Act, and regulations implemented thereunder.

Dime Community Bancshares, Inc.

The Holding Company, as a bank holding company controlling the Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the FRB under the BHCA applicable to bank holding companies. We are required to file reports with, and otherwise comply with the rules and regulations of the FRB.

The FRB previously adopted consolidated capital adequacy guidelines for bank holding companies structured similarly, but not identically, to those applicable to the Bank. The Dodd-Frank Act directed the FRB to issue consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The FRB subsequently issued regulations amending its regulatory capital requirements to implement the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer was phased-in between 2016 and 2019. The Company met all capital adequacy requirements under the FRB’s capital rules on December 31, 2025.

The policy of the FRB is that a bank holding company must serve as a source of strength to its subsidiary banks by providing capital, managerial and other support in times of distress. The Dodd-Frank Act and FRB regulations have codified the source of strength policy.

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

As a bank holding company, we are required to obtain the prior approval of the FRB to acquire more than 5% of a class of voting securities of any additional bank or bank holding company or to acquire all, or substantially all, the assets of any additional bank or bank holding company. In addition, bank holding companies may generally only engage in activities that are closely related to banking as determined by the FRB. Bank holding companies that meet certain criteria may opt to become a financial holding company and thereby engage in a broader array of financial activities. The Company has not elected to become a financial holding company.

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

We file certain reports with the SEC under the federal securities laws. Our operations are also subject to extensive regulation by other federal, state and local governmental authorities and the Company is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. We believe that we are in substantial compliance, in all material respects, with applicable federal, state and local laws, rules and regulations. Because our business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There can be no assurance that laws, rules and regulations currently proposed, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

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

Multi-family real estate loans generally involve a greater risk than residential real estate loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Bank, and could impair the value of the security for the loan or the future cash flow of such properties. For example, on June 14, 2019, the State of New York enacted legislation increasing the restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (i) repealing the vacancy bonus and longevity bonus, which allowed a property owner to raise rents as much as 20% each time a rental unit became vacant, (ii) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal. The legislation still permits a property owner to charge up to the full legal rent once the tenant vacates. As a result of this legislation as well as previously existing laws and regulations, it is possible that rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, maintenance, etc.). For example, the New York City Rent Guidelines Board established the maximum rent increase on certain apartments at 3% for a one-year lease and 4.5% for a two-year lease, beginning on or after October 1, 2025 and through September 30, 2026. In addition, overhead (including maintenance) expenses often increase significantly during inflationary periods. Finally, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the security for the loan may be impaired.

The recent election of Zohran Mamdani as Mayor of New York City introduces potential policy changes that could affect the city’s multifamily housing market. The administration has expressed support for rent freezes and expanded tenant protections, which, if enacted, may reduce rental income and property values across multifamily properties. These market dynamics could adversely impact the credit quality of our borrowers. Lower property cash flows may impair borrowers’ ability to service existing debt. In addition, a sustained decline in collateral values could elevate loan-to-value ratios and reduce recovery prospects in the event of foreclosure.

If we experience greater credit losses than anticipated, earnings may be adversely impacted.

As a lender, we are exposed to the risk that customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Additionally, at December 31, 2025, our portfolio of business loans totaled $3.24 billion, or 30.1% of our total loan portfolio, and our portfolio of non-owner occupied commercial real estate totaled $2.93 billion, or 27.3% of our total loan portfolio. We plan to continue to emphasize the origination of these types of loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to consumer loans or residential real estate loans. Furthermore, these loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral is typically longer than for a single or multi-family residential property because there are fewer potential purchasers of the collateral. Hence, we may experience significant credit losses, which could have a material adverse effect on our operating results.

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

In 2006, the federal bank regulatory agencies (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner-occupied CRE loans, including loans secured by apartment buildings, investor CRE and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the CRE loan portfolio has increased by 50% or more during the preceding 36 months. The Consolidated Company’s non-owner-occupied CRE level equaled 387% of total risk-based capital at December 31, 2025.

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

Changes in interest rates also affect the fair value of the securities portfolio. Generally, the fair value of securities moves inversely with changes in interest rates. As of December 31, 2025, the carrying value of the securities portfolio totaled $1.42 billion.

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

The Company's reputation is important to our success. Our ability to attract and retain customers, investors, employees and advisors may depend upon external perceptions of the Company. Damage to the Company's reputation could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, compliance failures, cybersecurity incidents, errors in the use of artificial intelligence, customer services failures, or unethical behavior or misconduct of employees, advisors and counterparties. In addition, third parties with whom the Company has relationships with may take actions the Company has limited control over that could negatively impact perceptions about the Company or the financial services industry. Adverse developments with respect to the financial services industry may also, by association, negatively impact the Company's reputation or result in greater regulatory or legislative scrutiny of or litigation against the Company. The proliferation of social media may increase the likelihood that negative information about the Company, whether or not accurate, could impact the Company’s reputation and business.

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

From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

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

Technology-Related Risks

The potential reliance on and integration of artificial intelligence (“AI”) and machine learning (“ML”) technologies expose us to various risks, including operational, data, regulatory, and reputational risks, which could materially affect our business and financial results.

●	Operational & Model Risk: Potential AI/ML models, used for credit scoring, fraud detection, customer service, and investment decisions, rely on complex algorithms and vast datasets. Errors, biases, or "hallucinations" (generating false information) in these models, or unexpected system failures, could lead to flawed decisions, financial losses, compliance failures, or degraded customer experiences, impacting profitability and client retention.
●	Data Security & Privacy: AI systems process sensitive customer data. Security breaches or unauthorized access to these systems could result in data theft, loss of intellectual property, and significant penalties, damaging customer trust.
●	Regulatory & Compliance Risk: The regulatory landscape for AI is rapidly evolving. New laws could impose costly compliance burdens, restrict AI use, or introduce liabilities, particularly concerning algorithmic bias and fair lending practices (e.g., "digital redlining"), potentially increasing operational costs and limiting service offerings.
●	Talent & Third-Party Risk: Attracting and retaining skilled AI professionals is crucial and competitive. We also depend on third-party AI vendors, creating dependency risks and potential issues with data handling, model reliability, and licensing, all of which could disrupt operations.
●	Reputational & Ethical Risk: Misuse of AI, biased outcomes, or privacy violations can harm our brand, erode customer confidence, and attract negative public attention, potentially affecting demand for our services.

If we cannot effectively manage these challenges, including adapting to rapid technological change and ensuring responsible AI governance, our reputation, competitive position, and financial performance could be significantly harmed.

IP Rights – Infringement by Registrant or Its Customers

We may be subject to IP rights claims from third parties claiming ownership of, or demanding the release or license of, modifications or derivative works that we have developed using open-source software (which could include our proprietary source code or AI models), or otherwise seeking to enforce the terms of the applicable open-source license. Our applications and uses of trademarks relating to our design, software or AI technologies could be found to infringe upon existing trademark ownership and rights.

We may fail to apply for key trademarks in a timely manner. We may face IP infringement claims in the future. If we are determined to have infringed upon a third party's IP rights, we may be required to cease selling, leasing, licensing, incorporating certain components into, and/or using or offering goods or services that incorporate or use the challenged IP.

IP Rights – Generative AI-Related Infringement by Registrant

We utilize some open-source software that may include generative AI software or other software that incorporates or relies on generative AI. Software that includes generative AI may incorporate data from entities and the use of that data may itself be illegal and/or violate contractual or IP rights. By using such software, we may expose the company to risks as the IP ownership and license rights, including copyright, of generative AI software and tools, have not been fully interpreted by U.S. courts or been fully addressed by federal, state, or international regulations. In addition, any use of generative AI by our customers may lead to additional claims of IP infringement.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Overview

●	The Bank maintains comprehensive information technology and cybersecurity programs which encompass policies, procedures, assessments, monitoring, response plans, and testing to ensure technical, administrative, and physical controls are effective.
●	The Bank’s Cybersecurity Incident Response and Business Continuity Programs are inclusive of cyber resiliency, business continuity and disaster recovery strategies to help mitigate the impact of a cybersecurity incident across all business lines.

Management Role and Board Oversight.

●	The cybersecurity program is overseen by the CISO reporting to the Chief Risk Officer (“CRO”); the Enterprise Risk Management Committee, which consists of the Chief Executive Officer, Chief Operating Officer/ Chief Financial Officer, and Chief Technology Officer, among others; and the Enterprise Risk Committee of the Board of Directors, which consists of three independent directors. Our Board of Directors includes members who have expertise in cybersecurity, data privacy law, fraud and risk management. Cybersecurity risks are primarily assessed, monitored, and remediated by the CISO, who has extensive experience in the Information Technology and cybersecurity fields and maintains advanced cybersecurity centric certifications. The CISO’s extensive knowledge and experience in the cybersecurity field are critical to executing our cybersecurity program. Our CISO oversees proactive initiatives, remediation plans of known risks, compliance with regulations and standards, Disaster Recovery, Business Continuity, and Incident Response efforts. Additionally, the Bank’s Risk Management function is led by the CRO, who has extensive experience in risk management and audit. The cybersecurity program includes a cross-sectional team of internal and external Information Security professionals, all of which are provided with relevant training and are required to maintain industry accredited certifications. Our Incident Response Team is chaired by our CISO and is comprised of executive management and designated managers throughout the organization. The purpose of the Incident Response Plan is to manage Information

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

As of December 31, 2025, we operated 63 branch locations throughout Greater Long Island, the New York City boroughs of Brooklyn, Queens, Manhattan, Staten Island and the Bronx, Westchester County, and New Jersey, of which 53 were leased and 10 were owned.

For additional information on our premises and equipment, see Note 6. “Premises and Fixed Assets, net and Premises Held for Sale” in the Notes to the Consolidated Financial Statements.

Item 3. Legal Proceedings

In the ordinary course of business, the Holding Company and the Bank are routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages against the Holding Company or the Bank. In the opinion of management, as of December 31, 2025, neither the Holding Company nor the Bank were involved in any actions or proceedings that were likely to have a material adverse impact on the Company’s consolidated financial condition and results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ® Stock Market under the symbol “DCOM”. Prior to the Merger, our common shares were traded under the symbol “BDGE”. At February 13, 2026, we had approximately 1,062 shareholders of record, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

DCOM Performance Graph

Pursuant to the regulations of the SEC, the graph below compares our performance with that of the total return for the NASDAQ® Composite Index and the S&P SmallCap 600 Banks Index from December 31, 2020 through December 31, 2025. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below. The following performance graph reflects the performance of BDGE prior to the Merger.

Total Return Performance
Index Value
200
150
100
50
Dime Community Bancshares, Inc.
NASDAQ Composite Index
S&P SmallCap 600 Banks Index
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	Year Ended December 31,
Index	2020	2021	2022	2023	2024	2025
Dime Community Bancshares, Inc.	100.00	149.29	139.13	123.11	146.53	148.64
S&P SmallCap 600 Banks Index	100.00	134.24	120.97	121.01	138.72	145.06
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14

Issuer Purchases of Equity Securities

In May 2022, we announced the adoption of a new stock repurchase program of up to 1,948,314 shares, upon the completion of our existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of December 31, 2025, there were 1,566,947 shares remaining to be purchased in the program. There were no repurchases of common stock during the year ended December 31, 2025.

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

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or the results of the operations of the Registrant. Note 1 Summary of Significant Accounting Policies (page 53), to the Company’s Audited Consolidated Financial Statement for the year ended December 31, 2025 contains a summary of significant accounting policies. These critical accounting estimates involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. Policies with respect to the methodologies used to determine the allowance for credit losses on loans held for investment are important to the presentation of the Company’s consolidated financial condition and results of operations. The use of different judgments, assumptions or estimates could result in material variations in the Company’s consolidated results of operations or financial condition.

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

Although management believes that it uses the best information available to establish the Allowance for Credit Losses (“ACL”), management assesses the sensitivity of key quantitative assumptions including macroeconomic forecasts and prepayment rate assumptions. Changes in quantitative inputs may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs may offset improvement in others. For example, if at June 30, 2025, the four-quarter national unemployment rate forecast had increased 100 basis points our quantitative ACL reserve would have increased 8.3%, or conversely, if the four-quarter national unemployment rate forecast had decreased 100 basis points our quantitative ACL reserve would have decreased 7.7%. The sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key quantitative input. Additionally, the sensitivity analysis described above does not incorporate changes to management’s judgment of qualitative loss factors.

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

In addition, various federal bank regulatory agencies (“Agencies”), as an integral part of the examination process, periodically review the allowance for credit losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Comparison of Operating Results For The Years Ended December 31, 2025, 2024 and 2023

General.  Net income was $110.7 million in 2025, compared to $29.1 million in 2024, and $96.1 million in 2023. During 2025, net interest income increased by $89.9 million, non-interest income increased by $48.9 million, partially offset by an increase in non-interest expense of $26.6 million, an increase in income tax expense of $23.8 million and an increase in  provision for credit losses of $6.9 million. During 2024, non-interest income decreased by $40.2 million, non-interest expense increased by $13.4 million and provision for credit losses increased by $33.3 million, partially offset by an increase in net interest income of $1.5 million and a decrease in income tax expense of $18.4 million. During 2023, net interest income decreased by $63.3 million, non-interest expense increased by $12.4 million and non-interest income decreased by $2.0 million, partially offset by a decrease of $18.6 million in income tax expense and a decrease of $2.6 million in provision for credit losses.

The discussion of net interest income for the years ended December 31, 2025, 2024, and 2023 should be read in conjunction with the following tables, which set forth certain information related to the Consolidated Statements of Operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from Federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment penalty fees, and late charges that are considered adjustments to yields. Net loan fees included in interest income were $4.2 million in 2025, $1.0 million in 2024, and $1.5 million in 2023. The increase in net loan fees was primarily due to increases in deferred fees and prepayment penalty fees on loans in 2025.

Average Balance Sheets

	Year Ended December 31,
	2025			2024			2023
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (3) (6)	$2,915,035	$195,250	6.70%	$2,500,904	$175,604	7.02%	$2,246,442	$147,530	6.57%
One-to-four family residential and coop/condo apartment (3) (6)	1,001,532	47,102	4.70	910,096	41,823	4.60	847,706	35,148	4.15
Multifamily residential and residential mixed-use (3) (6)	3,646,284	165,962	4.55	3,927,197	181,736	4.63	4,096,025	180,286	4.40
Non-owner-occupied commercial real estate (3) (6)	3,103,489	162,740	5.24	3,323,299	177,173	5.33	3,353,805	171,475	5.11
Acquisition, development, and construction ("ADC") (3)	137,824	11,882	8.62	155,279	13,936	8.97	214,106	19,656	9.18
Other loans (3)	6,837	116	1.70	5,046	220	4.36	6,514	393	6.03
Total loans	10,811,001	583,052	5.39	10,821,821	590,492	5.46	10,764,598	554,488	5.15
Securities	1,356,423	45,368	3.34	1,515,962	33,563	2.21	1,640,066	32,179	1.96
Other short-term investments	1,367,094	57,022	4.17	499,633	26,094	5.22	442,574	22,693	5.13
Total interest-earning assets	13,534,518	685,442	5.06%	12,837,416	650,149	5.06%	12,847,238	609,360	4.74%
Non-interest earning assets	800,280			781,373			777,977
Total assets	$14,334,798			$13,618,789			$13,625,215

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking	$1,041,965	$19,987	1.92%	$731,709	$12,472	1.70%	$775,904	$8,562	1.10%
Money market	4,314,464	130,741	3.03	3,650,266	134,367	3.68	2,882,859	83,950	2.91
Savings (2)	1,870,216	52,893	2.83	2,177,372	80,239	3.69	2,311,275	73,270	3.17
Certificates of deposit ("CDs")	1,072,589	36,510	3.40	1,351,408	57,667	4.27	1,444,554	53,263	3.69
Total interest-bearing deposits	8,299,234	240,131	2.89	7,910,755	284,745	3.60	7,414,592	219,045	2.95
FHLBNY advances	508,274	16,417	3.23	699,940	27,268	3.90	1,251,871	56,140	4.48
Subordinated debt, net	272,408	17,427	6.40	236,738	13,765	5.81	200,243	10,212	5.10
Other short-term borrowings	208	15	7.21	189	3	1.59	3,150	120	3.81
Total borrowings	780,890	33,859	4.34	936,867	41,036	4.38	1,455,264	66,472	4.57
Derivative cash collateral	74,867	3,454	4.61	116,567	6,314	5.42	143,735	7,272	5.06
Total interest-bearing liabilities	9,154,991	277,444	3.03%	8,964,189	332,095	3.70%	9,013,591	292,789	3.25%
Non-interest-bearing checking (2)	3,538,436			3,140,423			3,126,575
Other non-interest-bearing liabilities	192,037			230,910			270,033
Total liabilities	12,885,464			12,335,522			12,410,199
Stockholders' equity	1,449,334			1,283,267			1,215,016
Total liabilities and stockholders' equity	$14,334,798			$13,618,789			$13,625,215
Net interest income		$407,998			$318,054			$316,571
Net interest rate spread (4)			2.03%			1.36%			1.49%
Net interest-earning assets	$4,379,527			$3,873,227			$3,833,647
Net interest margin (5)			3.01%			2.48%			2.46%
Ratio of interest-earning assets to interest-bearing liabilities			147.84%			143.21%			142.53%
Deposits (including non-interest-bearing checking accounts) (2)	$11,837,670	$240,131	2.03%	$11,051,178	$284,745	2.58%	$10,541,167	219,045	2.08%
(1)	Business loans include commercial and industrial loans (“C&I”), owner-occupied commercial real estate loans (“CRE”) and Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans.
(2)	Includes mortgage escrow deposits.
(3)	Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.
(6)	At December 31, 2025 and 2024, the loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged one-to-four family residential mortgage loans, multifamily residential mortgage loans and commercial real estate (“CRE”) loans.

Rate/Volume Analysis

	Years Ended December 31,
	2025 over 2024			2024 over 2023
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest-earning assets:	(In thousands)
Business loans	$28,361	$(8,715)	$19,646	$17,341	$10,733	$28,074
One-to-four family residential and coop/condo apartment	4,287	992	5,279	2,724	3,951	6,675
Multifamily residential and residential mixed-use	(12,819)	(2,955)	(15,774)	(7,700)	9,150	1,450
Non-owner-occupied commercial real estate	(11,579)	(2,854)	(14,433)	(1,620)	7,318	5,698
ADC	(1,538)	(516)	(2,054)	(5,335)	(385)	(5,720)
Other loans	54	(158)	(104)	(76)	(97)	(173)
Securities	(4,426)	16,231	11,805	(2,574)	3,958	1,384
Other short-term investments	40,728	(9,800)	30,928	2,965	436	3,401
Total interest-earning assets	43,068	(7,775)	35,293	5,725	35,064	40,789
Interest-bearing liabilities:
Interest-bearing checking	5,589	1,926	7,515	(616)	4,526	3,910
Money market	22,272	(25,898)	(3,626)	25,275	25,142	50,417
Savings	(9,977)	(17,369)	(27,346)	(4,648)	11,617	6,969
CDs	(10,653)	(10,504)	(21,157)	(3,706)	8,110	4,404
FHLBNY advances	(6,818)	(4,033)	(10,851)	(23,169)	(5,703)	(28,872)
Subordinated debt, net	2,168	1,494	3,662	1,996	1,557	3,553
Other short-term borrowings	—	12	12	(80)	(37)	(117)
Derivative cash collateral	(2,088)	(772)	(2,860)	(1,425)	467	(958)
Total interest-bearing liabilities	493	(55,144)	(54,651)	(6,373)	45,679	39,306
Net change in net interest income	$42,575	$47,369	$89,944	$12,098	$(10,615)	$1,483

Net Interest Income.  Net interest income was $408.0 million in 2025, $318.1 million in 2024, and $316.6 million in 2023. Average interest-earning assets were $13.53 billion in 2025, $12.84 billion in 2024 and $12.85 billion in 2023. Net interest margin was 3.01% in 2025, 2.48% in 2024, and 2.46% in 2023.

Interest Income.  Interest income was $685.4 million in 2025, $650.1 million in 2024, and $609.4 million in 2023. During 2025, interest income increased $35.3 million from 2024, primarily reflecting increases in interest income of $30.9 million on other short-term investments, $19.6 million on business loans, $11.8 million in securities and $5.3 million on one-to-four family loans, partially offset by a decrease of $15.8 million on multifamily residential and residential mixed-use loans and a decrease of $14.4 million on non-owner-occupied commercial real estate loans.

The increased interest income from short-term investments, which is comprised of cash and due from banks and restricted stock, was related to an $867.5 million increase in the average balances, partially offset by an 105-basis point decrease in the yield of such investments in the period. The increased interest income on business loans was due to a $414.1 million increase in the average balances, partially offset by a 32-basis point decrease in the yield of such loans in the period. The increased interest income on securities was related to a 113-basis point increase in the yield, partially offset by a decrease of $159.5 million in the average balances of such securities in the period. The increased interest income on one-to-four family residential and coop/condo apartment loans was a result of a $91.4 million increase in the average balances and a 10-basis point increase in the yield of such loans in the period. The decreased interest income on multifamily residential and residential mixed-use loans was related to a $280.9 million decrease in the average balance and an 8-basis point decrease in the yield of such loans in the period. The decreased interest income on non-owner-occupied commercial real estate loans reflected a $219.8 million decrease in the average balance and a 9-basis point decrease in the yield of such loans in the period.

During 2024, interest income increased $40.7 million from 2023, primarily reflecting increases in interest income of $28.1 million on business loans, $6.7 million on one-to-four family loans, $5.7 million on non-owner-occupied Commercial Real Estate loans, $3.4 million on other short-term investments, $1.5 million on multifamily loans, and $1.4 million in securities. The increased interest income on business loans was primarily due to an increase of $254.5 million in the average balances of business loans and a 45-basis point increase in yield of such loans in the period. The increased interest income on one-to-four family loans was primarily due to a 45-basis point increase in the yield of one-to four family loans and an increase of $62.4 million in the average balances of such loans in the period. The increased interest income on non-owner-occupied Commercial Real Estate loans was primarily due to a 22-basis point increase in yield of non-owner-occupied Commercial Real Estate loans, offset by a decrease of $30.5 million in the average balances of such loans in the period. The increased interest income from short-term investments was primarily due to an increase of $57.1 million in the average balances of short-term investments and a 9-basis point increase in yield of such investments in the period. The increased interest income on multifamily loans was primarily due to a 23-basis point increase in yield of multifamily loans, offset by a decrease of $168.9 million in the average balances of such loans in the period. The increased interest income on securities was primarily due to a 25-basis point increase in yield of securities, offset by a decrease of $124.1 million in the average balances of such securities in the period.

Interest Expense.  Interest expense was $277.4 million in 2025, $332.1 million in 2024, and $292.8 million in 2023. During 2025, interest expense decreased $54.7 million from 2024, primarily reflecting decreases in interest expense of $27.3 million on savings accounts, $21.2 million on CDs, $10.9 million on FHLBNY advances and $2.9 million on derivative cash collateral, partially offset by an increase in interest expense of $7.5 million on interest-bearing checking accounts and an increase in interest expense of $3.7 million on subordinated debt.

The decreased interest expense on savings accounts was primarily due to an 86-basis point decrease in rates paid on savings accounts and a $307.2 million decrease in average balances of such deposits. The decrease in interest expense on CDs was related to a decrease of $278.8 million in the average balances of CDs and an 87-basis point decrease in rates paid on CDs. The decreased interest expense on FHLBNY advances was due to a $191.7 million decrease in the average balance on FHLB advances and a 67-basis point decrease in the cost of such advances in the period. The decrease in interest expense on money market accounts was due to a 65-basis point decrease in rates paid on money market accounts, partially offset by a $664.2 million increase in average balances of such deposits in the period. The decreased interest expense on derivative cash collateral was due to a $41.7 million decrease in the average balance of derivative cash collateral and an 81-basis point decrease in the cost of such derivatives in the period. The increase in interest expense on interest-bearing checking accounts was related to a $310.3 million increase in average balances of interest-bearing checking accounts and a 22-basis point increase in the rates paid on such deposits. The increase in interest expense on subordinated debt was due to a $35.7 million increase in the average balance of subordinated debt and a 59-basis point increase in the cost of such debt in the period.

During 2024, interest expense increased $39.3 million from 2023, primarily reflecting increases in interest expense of $65.7 million on deposits and $3.6 million on subordinated debt, partially offset by a decrease of $28.9 million in FHLBNY advances. The increase in interest expense on deposits primarily reflects a $767.4 million increase in the average balances of money market accounts and a 77-basis point increase in rates paid on such deposits in the period. The increase in interest expense on savings accounts was primarily due to a 52-basis point increase in rates paid on saving accounts, offset by a decrease of $133.9 million in the average balances of such deposits in the period. The increase in interest expense on CDs was primarily due to a 58-basis point increase in rates paid on CDs, offset by a decrease of $93.1 million in the average balances of such deposits in the period. The increase in interest expense on interest-bearing checking accounts was primarily due to a 60-basis point increase in rates paid on interest-bearing checking accounts, offset by a decrease of $44.2 million in the average balances of such deposits in the period. The increase in interest expense on subordinated debt primarily reflects a $36.5 million increase in the average balances of subordinated debt and a 71-basis point increase in rates paid on such debt. The decreased interest expense on FHLBNY advances was related to a $551.9 million decrease in the average balance of FHLB advances and a 58-basis point decrease in the cost of such advances in the period.

Provision for Credit Losses.  The Company recorded a credit loss provision of $43.0 million in 2025, $36.1 million in 2024 and $2.8 million in 2023. The $43.0 million provision for credit losses recognized in 2025 was attributable to updates in the macroeconomic forecast, updated loss driver models, and charge-offs on non-owner-occupied real estate loans. The $36.1 million provision for credit losses recognized in 2024 was related to additional provisioning for the pooled multifamily, C&I, and criticized loan portfolios. The $2.8 million provision for credit losses recognized in 2023 was associated with increased provisioning for individually analyzed loans.

Non-Interest Income. Non-interest income was $44.9 million in 2025, compared to a loss of $4.0 million in 2024, and income of $36.2 million in 2023. During 2025, non-interest income increased $48.9 million from 2024, primarily driven by a $43.0 million change in the net loss on sale of securities resulting from the 2024 securities portfolio restructuring, a $7.0 million increase in BOLI income and a $3.2 million increase in service charges and other fees, partially offset by a change of $8.4 million from gain on sale of other assets. During 2024, non-interest income decreased $40.2 million from 2023, primarily due to an increase of $41.4 million in net loss on sale of securities resulting from the 2024 securities portfolio restructuring and a decrease of $5.0 million in loan level derivative income, partially offset by an increase of $7.2 million from a gain on sale of other assets.

Non-Interest Expense.  Non-interest expense was $253.1 million in 2025, $226.5 million in 2024, and $213.1 million in 2023. During 2025, non-interest expense increased $26.6 million from 2024, primarily due to a $14.9 million increase in salaries and employee benefits due to hiring bankers to support core deposit and business loan growth. In addition, during 2025, the Company recorded a $7.2 million loss from a pension settlement recorded during the first quarter of 2025. During 2024, non-interest expense increased $13.4 million from 2023, primarily due to a $18.7 million increase in salaries and employee benefits and a $2.5 million increase in professional services, partially offset by a $7.8 million decrease in severance expense. In addition, during 2024, the Company recorded a $1.2 million loss from a pension settlement.

Non-interest expense was 1.77%, 1.66%, and 1.56% of average assets during 2025, 2024, and 2023, respectively.

Income Tax Expense.  Income tax expense was $46.1 million in 2025, $22.4 million in 2024, and $40.8 million in 2023. Income tax expense increased $23.8 million during 2025 compared to 2024, primarily as a result of higher pre-tax income during 2025 and discrete items related to an uncertain tax position and a deferred tax item from prior tax years. Income tax expense decreased $18.4 million during 2024 compared to 2023, primarily as a result of lower pre-tax income during 2024. Income tax expense during 2024 included $9.1 million of expense related to the taxable gain and Modified Endowment Contract (“MEC”) Tax on the surrender of legacy bank owned life insurance (“BOLI”) assets.

The Company’s consolidated tax rate was 29.4%, 43.5% and 29.8% in 2025, 2024, and 2023, respectively.

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Assets. Assets totaled $15.34 billion at December 31, 2025, $988.4 million above their level at December 31, 2024, primarily due to an increase in cash and due from banks of $1.07 billion, an increase in BOLI of $110.5 million and an increase in total securities of $88.8 million, partially offset by a decrease in the loan portfolio of $122.4 million, a decrease in other assets of $88.0 million, a decrease in derivative assets of $40.2 million and a decrease in loans held for sale of $20.6 million.

Total net loans held for investment decreased $122.4 million during the year ended December 31, 2025, to $10.66 billion at period end. During the period, loan originations, excluding new lines, were $701.1 million.

Total securities increased $88.8 million during the year ended December 31, 2025, to $1.42 billion at period end, primarily due to purchases of $274.4 million and a decrease in unrealized losses of $23.7 million, offset in part by proceeds from principal payments, calls and maturities of $170.8 million and the proceeds from the sale of available for sale securities of $38.8 million. There were no transfers to or from securities held-to-maturity for the year ended December 31, 2025 or 2024.

BOLI increased $110.5 million during the year ended December 31, 2025, to $401.2 million. The increase in BOLI is primarily due to completion of the restructuring initiative that began in late 2024, as well as purchases of new BOLI assets.

Liabilities. Total liabilities increased $909.1 million during the year ended December 31, 2025, to $13.87 billion at period end, primarily due to an increase in deposits of $1.16 billion, partially offset by a decrease in FHLBNY advances of $100.0 million, a decrease in derivative cash collateral of $60.0 million, a decrease in other short-term borrowings of $50.0 million and a decrease in derivative liabilities of $34.8 million.

Stockholders’ Equity. Stockholders’ equity increased $79.3 million during the year ended December 31, 2025, to $1.48 billion at period end, primarily due to net income for the period of $110.7 million and a decrease in accumulated other comprehensive loss of $13.6 million, offset in part by common stock dividends of $43.8 million and preferred stock dividends of $7.3 million.

Loan Portfolio Composition

The following table presents an analysis of outstanding loans by loan type, excluding loans held for sale, net of unearned discounts and premiums and deferred origination fees and costs, at the dates presented:

	December 31,
(In thousands)	2025		2024		2023
Business loans (1)	$3,240,436	30.1%	$2,725,726	25.1%	$2,308,171	21.4%
One-to-four family residential and coop/condo apartment	1,035,803	9.6	951,528	8.8	887,555	8.2
Multifamily residential and residential mixed-use	3,424,522	31.8	3,820,283	35.1	4,017,176	37.3
Non-owner-occupied commercial real estate	2,933,011	27.3	3,230,535	29.7	3,379,667	31.4
ADC	117,215	1.1	136,172	1.3	168,513	1.6
Other loans	6,558	0.1	5,084	-	5,755	0.1
Total	10,757,545	100.0%	10,869,328	100.0%	10,766,837	100.0%
Fair value hedge basis point adjustments (2)	663		2,615		6,591
Total loans, net of fair value hedge basis point adjustments	10,758,208		10,871,943		10,773,428
Allowance for credit losses	(97,372)		(88,751)		(71,743)
Loans held for investment, net	$10,660,836		10,783,192		10,701,685
(1)	Business loans include C&I loans and owner-occupied commercial real estate loans.
(2)	The loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged owner-occupied commercial real estate in business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner-occupied commercial real estate loans.

During the year ended December 31, 2025, business loans increased $514.7 million and one-to-four family loans increased $84.3 million, multifamily loans decreased $395.8 million, non-owner-occupied CRE loans decreased $297.5 million, and ADC loans decreased $19.0 million.

Loan Purchases, Sales and Servicing

In the event that the Bank sells loans in the secondary market or through securitization, it generally retains servicing rights on the loans sold. Servicing fees are typically derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans at the time of sale. At December 31, 2025 and 2024, the Bank had recorded servicing rights assets ("SRAs") of $2.1 million and $2.4 million, respectively, associated with the sale of loans to third-party institutions in which the Bank retained the servicing of the loan. The Bank outsources the servicing of a portion of our one-to-four family mortgage loan portfolio to an unrelated third-party under a sub-servicing agreement. Fees paid under the sub-servicing agreement are reported as a component of Other non-interest expense in the Consolidated Statements of Operations.

Loan Maturity and Repricing

The following table presents the portfolio of fixed and adjustable rate loans (“ARMs”) by the earlier of the maturity or next reprice date as of December 31, 2025. ARMs have repricing frequencies of greater than or equal to one year and are included in the period during which their interest rates are next scheduled to adjust or mature. The table does not include scheduled principal amortization.

(In thousands)	Less than 1 year	1 to 2 years	2 to 3 years	3 to 5 years	Over 5 years	Total
Business loans	$128,261	$151,338	$137,937	$330,260	$304,190	$1,051,986
One-to-four family residential and coop/condo apartment	103,220	67,012	105,720	303,661	455,110	1,034,723
Multifamily residential and residential mixed-use	735,542	991,956	246,893	602,869	245,667	2,822,927
Non-owner-occupied commercial real estate	518,505	501,418	468,308	405,784	348,181	2,242,196
ADC	91	1,683	—	—	7,601	9,375
Other loans	19	151	278	296	5,620	6,364
Total	$1,485,638	$1,713,558	$959,136	$1,642,870	$1,366,369	$7,167,571

Variable rate loans have repricing frequencies less than one year. The following table presents variable rate loans by time to maturity as of December 31, 2025:

(In thousands)	Less than 1 year	1 to 2 years	2 to 3 years	3 to 5 years	Over 5 years	Total
Variable rate loans	$888,819	$395,565	$676,184	$856,130	$773,276	$3,589,974

Concentrations of Lending Activities

Non-owner-occupied commercial real estate loans and multifamily residential and residential mixed-use loans have collectively represented the largest percentage of the Company’s loan portfolio, accounting for 59% and 65% of total loans held for investment as of December 31, 2025 and 2024, respectively. Non-owner-occupied commercial real estate loans represent 27% and 30% of total loans held for investment as of December 31, 2025 and 2024, respectively. Multifamily residential and residential mixed-use loans made up 32% and 35% of total loans held for investment as of December 31, 2025 and 2024, respectively. The Company expects that non-owner-occupied commercial real estate loans and multifamily residential and residential mixed-use loans will continue to be a significant portion of the Company’s total loan portfolio.

Non-owner-occupied commercial real estate loans and multifamily residential and residential mixed-use loans are subject to a varying degree of risk associated with changing general economic conditions. The Company employs heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of appropriate capital levels as needed to support lending activities.

Despite the Company's concentration in non-owner-occupied commercial real estate and multifamily residential and residential mixed-use loans, the properties securing these portfolios are diversified in terms of type and geographic location. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry. As a matter of policy, the non-owner-occupied commercial real estate loan and the multifamily residential and residential mixed-use loan portfolios are subject to risk exposure limits by individual asset classes as well as geographic collateral locations outside of our market areas.

We regularly identify and assess concentration levels through ongoing reporting to our Board of Directors as well as committees at both the Board and Management levels. The Management team has extensive knowledge and experience in underwriting non-owner-occupied commercial real estate loans and multifamily residential and residential mixed-use loans. Management has established the Credit Risk Management Committee which meets quarterly to review all policies and procedures, large lending exposures, and emerging trends including trends related to delinquency, debt service coverage ratios, loan-to-value, and loan ratings to aid in early detection and escalation of potential issues. The Company has a dedicated team responsible for conducting comprehensive annual reviews of the portfolios, ensuring consistent oversight.  Credit underwriting standards are periodically reviewed and adjusted based upon observations from our ongoing monitoring of economic conditions in major real estate markets in which we lend. In response to the current dynamic interest rate environment and changes in the benchmark rates that determine loan pricing, the Company has enhanced its stress testing and loan review activities to mitigate interest rate reset risk with a specific emphasis on borrowers' abilities to absorb the impact of higher interest loan rates and measure the resiliency of the portfolios. As a general rule, Management takes a selective approach to originating non-owner-occupied commercial real estate and multifamily residential and residential mixed-use loans, prioritizing quality and strategic alignment.

The following tables present the composition by property type and weighted average loan-to-value (“LTV”) of the Company’s non-owner-occupied commercial real estate loans:

	December 31, 2025
					Weighted
					Average
(Dollars in thousands)	NY	NJ	Other	Balance	LTV
Investor commercial real estate:
Retail	$956,123	$65,449	$3,463	$1,025,035	51%
Investor office	386,265	141,502	3,055	530,822	59
Warehouse/ Industrial	301,698	14,510	68,057	384,265	54
Hotels	329,424	419	11,709	341,552	56
Supportive housing	168,858	—	—	168,858	57
Medical office	73,319	—	27,852	101,171	60
Educational facility or library	112,360	—	—	112,360	57
Medical facility	60,383	—	—	60,383	71
Other (1)	203,268	2,663	2,634	208,565	54
Total investor commercial real estate	$2,591,698	224,543	116,770	$2,933,011	55%
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.

	December 31, 2024
					Weighted
					Average
(Dollars in thousands)	NY	NJ	Other	Balance	LTV
Investor commercial real estate:
Retail	$1,085,618	$62,990	$3,594	$1,152,202	51%
Investor office	439,359	162,367	3,127	604,853	58
Warehouse/ Industrial	337,288	16,675	69,314	423,277	53
Hotels	356,450	425	11,934	368,809	57
Supportive housing	161,207	—	—	161,207	59
Medical office	106,403	—	28,470	134,873	62
Educational facility or library	120,719	—	—	120,719	59
Medical facility	60,866	—	—	60,866	71
Other (1)	196,304	2,763	4,662	203,729	54
Total investor commercial real estate	$2,864,214	245,220	121,101	$3,230,535	55%
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.

The following tables present the composition by property type and weighted average LTV of the Company’s multifamily residential and residential mixed-use loans:

	December 31, 2025
		Weighted
	Total	Average
(Dollars in thousands)	Balance	LTV
Multifamily residential and residential mixed-use:
New York City (1)
100% rent regulated (2)	$514,403	59%
Majority rent regulated (2)	585,325	59
Majority free market (2)	1,644,100	54
Total New York City	2,743,828	56

Outside New York City	680,694	57
Total multifamily residential and residential mixed-use	$3,424,522	56%
(1)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(2)	Composition based on revenue.

	December 31, 2024
		Weighted
	Total	Average
(Dollars in thousands)	Balance	LTV
Multifamily residential and residential mixed-use:
New York City (1)
100% rent regulated (2)	$581,692	58%
Majority rent regulated (2)	643,908	59
Majority free market (2)	1,846,525	55
Total New York City	3,072,125	56

Outside New York City	748,158	59
Total multifamily residential and residential mixed-use	$3,820,283	57%
(1)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(2)	Composition based on revenue.

Additional information related to the granularity in the non-owner-occupied commercial real estate and multifamily residential and residential mixed-use portfolios is presented in the tables below.

	December 31, 2025
		Number of
	Average	loans
(Dollars in thousands)	Loan Size	> $20 million
Investor commercial real estate:
Retail	$2,582	3
Investor Office	5,964	8
Warehouse/ Industrial	3,805	4
Hotels	8,758	8
Supportive housing	21,107	3
Medical office	5,621	1
Educational facility or library	10,215	—
Medical facility	7,548	1
Other (1)	1,968	—

Multifamily residential and residential mixed-use:
New York City (2)
100% rent regulated (3)	2,485	—
Majority rent regulated (3)	3,728	2
Majority free market (3)	3,850	6
Outside New York City	4,760	7
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.
(2)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(3)	Composition based on revenue.

	December 31, 2024
		Number of
	Average	loans
(Dollars in thousands)	Loan Size	> $20 million
Investor commercial real estate:
Retail	$2,613	4
Investor Office	5,989	9
Warehouse/ Industrial	3,779	4
Hotels	8,781	8
Supportive housing	20,151	3
Medical office	6,423	2
Educational facility or library	10,060	—
Medical facility	7,608	1
Other (1)	1,922	—

Multifamily residential and residential mixed-use:
New York City (2)
100% rent regulated (3)	2,507	—
Majority rent regulated (3)	3,810	2
Majority free market (3)	3,904	7
Outside New York City	4,562	8
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.
(2)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(3)	Composition based on revenue.

Asset Quality

General

We do not originate or purchase loans, either whole loans or loans underlying mortgage-backed securities (“MBS”), which would have been considered subprime loans at origination, i.e., real estate loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history. See Note 3 of our Consolidated Financial Statements for a discussion and evaluation for impaired securities.

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

Non-accrual Loans

Within our held-for-investment loan portfolio, non-accrual loans totaled $52.3 million at December 31, 2025 and $49.5 million at December 31, 2024.

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

There was no carrying value of OREO properties on our Consolidated Statements of Financial Condition at December 31, 2025 or December 31, 2024. We did not recognize any provisions for losses on OREO properties during the years ended December 31, 2025, 2024 or 2023.

Past Due Loans

Loans Delinquent 30 to 59 Days

At December 31, 2025, we had loans totaling $28.8 million that were past due between 30 and 59 days, compared to $10.3 million at December 31, 2024. The 30 to 59-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At December 31, 2025, we had loans totaling $30.1 million that were past due between 60 and 89 days, compared to $31.3 million at December 31, 2024. The 60 to 89-day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

There were no accruing loans 90 days or more past due at December 31, 2025 or 2024.

Reserve for Unfunded Loan Commitments

The Bank maintains a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $2.2 million and $2.7 million at December 31, 2025 and 2024, respectively. This reserve is determined based upon the outstanding volume of unfunded loan commitments at each period end. Any increases or reductions in this reserve are recognized in provision for credit losses.

Allowance for Credit Losses

Provision for credit losses of $43.0 million and $36.1 million were recorded during the twelve-month periods ended December 31, 2025 and 2024, respectively. The credit loss provision for the year ended December 31, 2025, was attributable to updates in the macroeconomic forecast, updated loss driver models, and charge-offs on non-owner-occupied real estate loans. The $36.1 million provision for credit losses recognized in 2024 was related to additional provisioning for the pooled multifamily, C&I, and criticized loan portfolios.

For further discussion of the allowance for credit losses and related activity during the years ended December 31, 2025, 2024 and 2023, please see Note 4 “Loans Held for Investment, Net” to the Consolidated Financial Statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of each to total loans at the dates indicated:

	December 31,
	2025		2024		2023
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in Each		in Each		in Each
		Category		Category		Category
	Allocated	to Total	Allocated	to Total	Allocated	to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans
Business loans	$49,770	30.12%	$42,898	25.08%	35,962	21.44
One-to-four family residential and coop/condo apartment	10,034	9.63	9,501	8.75	6,813	8.24
Multifamily residential and residential mixed-use	14,053	31.84	11,946	35.16	7,237	37.31
Non-owner-occupied commercial real estate	21,130	27.26	21,876	29.72	19,623	31.39
ADC	2,070	1.09	2,323	1.25	1,989	1.57
Other loans	315	0.06	207	0.04	119	0.05
Total	$97,372	100.00%	$88,751	100.00%	$71,743	100.00%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	At or for the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Total loans outstanding at end of period (1)	$10,757,545	$10,869,328	$10,766,837
Average total loans outstanding during the period (2)	10,811,001	10,821,821	10,764,598
Allowance for credit losses balance at end of period	97,372	88,751	71,743
Allowance for credit losses to total loans at end of period	0.91%	0.82%	0.67%
Non-performing loans to total loans at end of period	0.49	0.46	0.27
Allowance for credit losses to total non-performing loans at end of period	186.14	179.37	246.55

Ratio of net charge-offs to average loans outstanding during the period:
Business loans	0.23%	0.30%	1.37%
One-to-four family residential and coop/condo apartment	—	—	—
Multifamily residential and residential mixed-use	—	0.12	—
Non-owner-occupied commercial real estate	0.82	0.21	—
Other loans	0.72	1.80	4.34
Total	0.30	0.18	0.14
(1)	Total loans represent gross loans (excluding loans held for sale), fair value hedge basis point adjustments, inclusive of deferred fees/costs and premiums/discounts.
(2)	Total average loans represent gross loans (including loans held for sale and fair value hedge basis point adjustments), inclusive of deferred loan fees/costs and premiums/discounts.

Investment Activities

Securities available-for-sale

The following table presents the amortized cost, fair value and weighted average yield of our securities available-for-sale at December 31, 2025, categorized by remaining period to contractual maturity:

			Weighted
	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield
Due within 1 year	$23,377	$23,192	2.36%
Due after 1 year but within 5 years	180,118	180,004	4.61
Due after 5 years but within 10 years	137,066	134,787	5.37
Due after ten years	477,101	459,952	3.95
Total	$817,662	$797,935	4.29%

The entire carrying amount of each security at December 31, 2025 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. The weighted average duration of our securities available-for-sale approximated 2.7 years as of December 31, 2025, when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their weighted average maturity.

The following table presents the weighted average contractual maturity of our securities available-for-sale at December 31, 2025:

(In years)
Agency notes	0.85
Corporate securities	6.85
Pass-through MBS issued by U.S. GSEs and agency CMOs	17.16
State and municipal obligations	3.08

Securities held-to-maturity

The following table presents the amortized cost, fair value and weighted average yield of our securities held-to-maturity at December 31, 2025, categorized by remaining period to contractual maturity:

			Weighted
	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield
Due within 1 year	$1,692	$1,655	1.50%
Due after 1 year but within 5 years	81,529	77,381	2.34
Due after 5 years but within 10 years	145,824	134,916	2.99
Due after ten years	389,856	346,130	2.95
Total	$618,901	$560,082	2.87%

The entire carrying amount of each security at December 31, 2025 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. The weighted average duration of our securities held-to-maturity approximated 4.7 years as of December 31, 2025 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their weighted average maturity.

The following table presents the weighted average contractual maturity of our securities held-to-maturity at December 31, 2025:

(In years)
Agency notes	4.26
Corporate securities	7.80
Pass-through MBS issued by U.S. GSEs and agency CMOs	19.86

Sources of Funds

Deposits

The following table presents our deposit accounts and the related weighted average interest rates at the dates indicated:

	December 31,
	2025			2024			2023
		Percent			Percent			Percent
		of	Weighted		of	Weighted		of	Weighted
		Total	Average		Total	Average		Total	Average
(Dollars in thousands)	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate
Savings accounts	$1,777,143	13.8%	2.37%	$1,927,909	16.5%	2.98%	$2,335,490	22.2%	3.67%
CDs	1,117,118	8.7	3.26	1,069,081	9.1	3.73	1,607,683	15.3	4.43
Money market accounts	4,806,572	37.4	2.38	4,198,784	36.0	3.01	3,125,996	29.6	3.46
Interest-bearing checking accounts	1,178,281	9.2	1.66	1,079,823	9.2	1.92	515,987	4.9	0.77
Non-interest-bearing checking accounts	3,962,132	30.9	—	3,410,544	29.2	—	2,945,499	28.0	—
Totals	$12,841,246	100.00%	1.66%	$11,686,141	100.00%	2.09%	$10,530,655	100.00%	2.56%

The weighted average maturity of our CDs (excluding brokered deposits) at December 31, 2025 was 4.9 months, compared to 5.8 months at December 31, 2024.

Non-insured deposits (excluding collateralized deposits and deposits with pass through insurance) represented 34.0% and 31.2% of total deposits as of December 31, 2025 and 2024, respectively. The Bank had $2.12 billion and $1.89 billion of public funds collateralized by securities and Municipal Letters of Credit (“MULOC”), and $1.80 billion and $1.55 billion of deposits with pass through insurance as of December 31, 2025, and 2024, respectively.

The following table presents the time deposits with balances exceeding the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurance limit by maturity at December 31, 2025:

(Dollars in thousands)
Three months or less	$137,680
Over three through six months	116,443
Over six through twelve months	46,170
Over twelve months	10,621
Total	$310,914

As of December 31, 2025, the portion of uninsured time deposits in excess of the $250,000 FDIC insurance limit was $130.7 million.

Our Board of Directors authorized the Bank to accept brokered deposits up to an aggregate limit of 10.0% of total assets. Brokered deposits totaled $200.0 million and $422.8 million at December 31, 2025 and 2024, respectively. Core deposit growth was used to reduce the brokered deposit position over the course of 2025.

Borrowings

The Bank’s total borrowing line with Federal Home Loan Bank New York (“FHLBNY”) equaled $3.46 billion at December 31, 2025. The Bank had $508.0 million of FHLBNY advances outstanding at December 31, 2025, and $608.0 million at December 31, 2024. The Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such advances.

The Company had no outstanding securities sold under agreements to repurchase (“repurchase agreements”) at December 31, 2025 or December 31, 2024.

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

Liquidity is primarily needed to meet customer borrowing commitments and deposit withdrawals, either on demand or on contractual maturity, to repay borrowings as they mature, to fund current and planned expenditures and to make new loans and investments as opportunities arise. The Bank’s primary sources of funding for its lending and investment activities include deposits, loan payments, investment security principal and interest payments and advances from the FHLBNY. The Bank may also sell or securitize selected multifamily residential, mixed-use or one-to-four family residential real estate loans to private sector secondary market purchasers and has in the past sold such loans to Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”). The Company may additionally issue debt or equity under appropriate circumstances. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on real estate loans and MBS are influenced by interest rates, economic conditions and competition.

The Bank is a member of American Financial Exchange (“AFX”), through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily. At December 31, 2025, the Bank did not utilize funds available through the AFX. At December 31, 2024, the Bank had $50.0 million of such borrowings outstanding through the AFX, which was included in Other short-term borrowings on the Consolidated Statements of Financial Condition.

The Bank utilizes repurchase agreements as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities. The Bank did not have any repurchase agreements as of December 31, 2025 or 2024, respectively.

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

Total deposits (including mortgage escrow deposits) increased $1.16 billion during the year ended December 31, 2025 and $1.16 billion during the year ended December 31, 2024, respectively. Within deposits, core deposits (i.e., non-CDs) increased $1.26 billion during the year ended December 31, 2025 compared to an increase of $1.74 billion during the year ended December 31, 2024. The increase in core deposits during the 2025 period was primarily due to an increase in money market deposits, non interest bearing checking and interest-bearing checking accounts, partially offset by a decrease in savings accounts. During 2025 and 2024, the Company made significant investments in its Private and Commercial Bank, including the hiring and onboarding of several deposit-gathering teams. CDs increased $48.0 million during the year ended December 31, 2025 compared to a decrease of $538.6 million during the year ended December 31, 2024. The increase in CDs during the current period was primarily due to a $118.0 million increase in non-brokered time deposits, offset by a decrease of $70.0 million in brokered CDs.

The Bank reduced its outstanding FHLBNY advances by $100.0 million during the year ended December 31, 2025, compared to a $705.0 million reduction during the year ended December 31, 2024. See Note 12. “Federal Home Loan Bank Advances” to our Consolidated Financial Statements for further information.

Subordinated debentures totaled $272.5 million at December 31, 2025 compared to $272.3 million at December 31, 2024. On January 26, 2026 the Company announced that it intends to redeem at par on March 30, 2026 all of its outstanding $40,000,000 principal amount of Fixed/Floating Subordinated Debentures due 2030. See  Note 13, “Subordinated Debentures” to our Consolidated Financial Statements for further information.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, additional sources of liquidity are available through its collateralized borrowing lines at the FHLBNY and the Federal Reserve Bank (“FRB”), as well as unsecured borrowing capacity through the AFX and lines of credit with unaffiliated correspondent banks. At December 31, 2025, the Bank had remaining borrowing capacity of $1.52 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s drawn FHLBNY borrowings). The Bank also had access to the FRB Discount Window. At December 31, 2025, an available line of credit totaling $349.2 million was in place at the FRB backed by investment securities with no advances drawn. Additionally, at December 31, 2025, a line of credit totaling $3.56 billion was in place at the FRB secured by certain qualifying one-to-four family residential mortgage loans, construction loans and CRE loans with no amounts drawn.

During the year ended December 31, 2025 and 2024, business loan originations excluding new lines were $402.2 million and $371.2 million, respectively. During the year ended December 31, 2025 and 2024, real estate loan originations excluding new lines (excluding owner-occupied commercial real estate) totaled $298.9 million and $199.6 million, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At December 31, 2025, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well capitalized" for all regulatory purposes.

The Company did not repurchase any shares of its common stock during the year ended December 31, 2025 or 2024, respectively. As of December 31, 2025, up to 1,566,947 shares remained available for purchase under the authorized share repurchase programs. See "Part II - Item 5, Issuer Purchases of Equity Securities" for additional information about repurchases of common stock.

The Company paid $7.3 million in cash dividends on its preferred stock during the years ended December 31, 2025 and 2024, respectively.

The Company paid $42.9 million and $38.0 million in cash dividends on its common stock during the years ended December 31, 2025 and 2024, respectively.

Contractual Obligations

The Bank generally has borrowings outstanding in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of December 31, 2025, the Bank had $115.8 million of firm loan commitments that were accepted by the borrowers.

Additionally, in connection with a loan securitization completed in 2017, the Bank executed a reimbursement agreement with FHLMC that obligates the Company to reimburse FHLMC for any contractual principal and interest payments on defaulted loans, not to exceed 10% of the original principal amount of the loans comprising the aggregate balance of the loan pool at securitization. The maximum exposure under this reimbursement obligation is $28.0 million. The Bank has pledged $27.9 million of pass-through MBS issued by U.S. Government-Sponsored Enterprises (“U.S. GSEs”) as collateral.

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Company’s Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General

The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the year ended December 31, 2025, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

Our Asset Liability Management Committee evaluates periodically, but no less than four times annually, the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management, which are reviewed and approved by the Board of Directors at least annually. The economic environment continually presents uncertainties as to future interest rate trends. The Asset Liability Management Committee regularly utilizes a model that projects net interest income based on increasing or decreasing interest rates, in order to be better able to respond to changes in interest rates.

At December 31, 2025, $315.8 million, or 22.3%, of our available-for-sale and held-to-maturity securities had adjustable interest rates. At December 31, 2025, $7.98 billion, or 74.2%, of the loan portfolio had contractual terms with adjustable or floating interest rates. Changes in interest rates affect the value of interest-earning assets and, in particular, the securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest-earning assets, which could adversely affect stockholders’ equity and the results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans originated and the average life of loans and securities, which can impact the yields earned on loans and securities. In periods of decreasing interest rates, the average life of loans and securities held may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, the Company is subject to reinvestment risk to the extent that management is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and, therefore, an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans. In addition, increases in interest rates may result in the extensions of the average life of securities which may result in lower cash flows to the Bank.

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

The analysis that follows presents, as of December 31, 2025 and 2024, the estimated EVE at both the Pre-Shock Scenario and the -200 Basis Point Rate, -100 Basis Point Rate, +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios.

	December 31, 2025

	2025			2024
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$2,234,467	$233,127	11.6%	$1,862,712	$101,644	5.8%
+ 100 Basis Points	2,157,136	155,796	7.8%	1,843,160	82,092	4.7%
Pre-Shock Scenario	2,001,340	—	—	1,761,068	—	—
- 100 Basis Points	1,778,529	(222,811)	(11.1)%	1,636,011	(125,057)	(7.1)%
- 200 Basis Points	1,502,903	(498,437)	(24.9)%	1,439,251	(321,817)	(18.3)%

The Company’s Pre-Shock Scenario EVE increased from $1.76 billion at December 31, 2024, to $2.00 billion at December 31, 2025. The primary factors contributing to the increase in EVE were core deposit growth that occurred during the year, coupled with an increase in the value of the Bank’s loan and investment portfolios, partially offset by a decline in value of the Bank’s non-maturity deposit base.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios increased from $1.84 billion and $1.86 billion, respectively, at December 31, 2024, to $2.16 billion and $2.23 billion, respectively, at December 31, 2025. In the -100 Basis Point Rate and -200 Basis Point Rate Shock Scenarios the Company’s EVE increased from $1.64 billion and $1.44 billion, respectively, at December 31, 2024, to $1.78 billion and $1.50 billion, respectively, at December 31, 2025.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates occurring equally across all points on the yield curve over a 12-month period beginning December 31, 2025, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	4.2%	11.3%
+ 100 Basis Points	2.1%	5.7%
- 100 Basis Points	(0.7)%	(3.8)%
- 200 Basis Points	(1.9)%	(8.7)%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates occurring equally across all points on the yield curve. The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios:

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	9.4%	14.3%
+ 100 Basis Points	4.8%	7.3%
- 100 Basis Points	(2.5)%	(5.7)%
- 200 Basis Points	(5.8)%	(12.9)%

Item 8. Financial Statements and Supplementary Data

For the Company’s Consolidated Financial Statements with the notes thereto, see pages hereafter.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share amounts)

	December 31,
	2025	2024
Assets:
Cash and due from banks	$2,353,966	$1,283,571
Securities available-for-sale, at fair value	797,935	690,693
Securities held-to-maturity	618,901	637,339
Loans held for sale	1,989	22,625
Loans held for investment, net of fees and costs	10,758,208	10,871,943
Allowance for credit losses	(97,372)	(88,751)
Total loans held for investment, net	10,660,836	10,783,192
Premises and fixed assets, net	31,255	34,858
Restricted stock	67,197	69,106
BOLI	401,163	290,665
Goodwill	155,797	155,797
Other intangible assets	2,938	3,896
Operating lease assets	42,876	46,193
Derivative assets	76,315	116,496
Accrued interest receivable	55,572	55,970
Other assets	74,891	162,857
Total assets	$15,341,631	$14,353,258

Liabilities:
Interest-bearing deposits	$8,879,114	$8,275,591
Non-interest-bearing deposits	3,915,081	3,355,829
Deposits (excluding mortgage escrow deposits)	12,794,195	11,631,420
Non-interest-bearing mortgage escrow deposits	47,051	54,715
Interest-bearing mortgage escrow deposits	—	6
Total mortgage escrow deposits	47,051	54,721
Total deposits (including mortgage escrow deposits)	12,841,246	11,686,141
FHLBNY advances	508,000	608,000
Other short-term borrowings	—	50,000
Subordinated debt, net	272,503	272,325
Derivative cash collateral	52,400	112,420
Operating lease liabilities	45,729	48,993
Derivative liabilities	73,573	108,347
Other liabilities	72,411	70,515
Total liabilities	13,865,862	12,956,741

Commitments and contingencies		—

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at December 31, 2025 and December 31, 2024)	116,569	116,569
Common stock ($0.01 par, 80,000,000 shares authorized, 46,151,302 shares and 46,141,361 shares issued at December 31, 2025 and December 31, 2024 respectively, and 43,862,327 shares and 43,622,292 shares outstanding at December 31, 2025 and December 31, 2024, respectively)	462	461
Additional paid-in capital	623,041	624,822
Retained earnings	854,167	794,526
Accumulated other comprehensive loss, net of deferred taxes	(31,468)	(45,018)
Unearned equity awards	(8,661)	(7,640)
Treasury stock, at cost (2,288,975 shares and 2,519,069 shares at December 31, 2025 and December 31, 2024, respectively)	(78,341)	(87,203)
Total stockholders' equity	1,475,769	1,396,517
Total liabilities and stockholders' equity	$15,341,631	$14,353,258

See Notes to Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Interest income:
Loans	$583,052	$590,492	$554,488
Securities	45,368	33,563	32,179
Other short-term investments	57,022	26,094	22,693
Total interest income	685,442	650,149	609,360
Interest expense:
Deposits and escrow	240,131	284,745	219,045
Borrowed funds	33,859	41,036	66,472
Derivative cash collateral	3,454	6,314	7,272
Total interest expense	277,444	332,095	292,789
Net interest income	407,998	318,054	316,571
Provision for credit losses	43,030	36,113	2,770
Net interest income after provision for credit losses	364,968	281,941	313,801

Non-interest income:
Service charges and other fees	19,907	16,725	16,437
Title fees	659	843	1,295
Loan level derivative income	1,938	2,114	7,081
BOLI income	17,394	10,376	9,748
Gain on sale of SBA Loans	994	407	1,592
Gain on sale of residential loans	194	225	115
Fair value change in equity securities and loans held for sale	200	(1,204)	(758)
Gain (loss) on securities	163	(42,810)	(1,447)
(Loss) gain on sale of other assets	(1,228)	7,219	(22)
Other	4,712	2,150	2,165
Total non-interest income (loss)	44,933	(3,955)	36,206
Non-interest expense:
Salaries and employee benefits	150,982	136,114	117,437
Severance	2,711	1,296	9,093
Occupancy and equipment	31,897	29,794	29,055
Data processing costs	19,363	17,745	16,474
Marketing	7,421	6,660	6,781
Professional services	7,822	8,614	6,155
Federal deposit insurance premiums	7,329	8,710	8,853
Loss from extinguishment of debt for FHLBNY advances	—	454	—
Loss due to pension settlement	7,231	1,215	—
Amortization of other intangible assets	958	1,163	1,425
Other	17,388	14,782	17,855
Total non-interest expense	253,102	226,547	213,128
Income before income taxes	156,799	51,439	136,879
Income tax expense	46,117	22,355	40,785
Net income	110,682	29,084	96,094
Preferred stock dividends	7,286	7,286	7,286
Net income available to common stockholders	$103,396	$21,798	$88,808
Earnings per common share:
Basic	$2.36	$0.55	$2.29
Diluted	$2.36	$0.55	$2.29

See Notes to Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net income	$110,682	$29,084	$96,094
Other comprehensive income:
Change in unrealized gain (loss) on securities:
Change in net unrealized gain during the period	21,327	23,218	10,355
Reclassification adjustment for net (gain) loss realized in net income on securities and other assets	(163)	42,810	1,447
Accretion of net unrealized loss on securities transferred to held-to-maturity	2,907	3,028	3,142
Credit loss expense	2,550	—	—
Change in pension and other postretirement obligations:
Reclassification adjustment for benefit (expense) included in other expense	172	26	(1,547)
Change in the net actuarial gain (loss)	4,281	(1,426)	(190)
Change in unrealized gain (loss) on derivatives:
Change in net unrealized loss during the period	(19,035)	(8,453)	(11,782)
Reclassification adjustment for expense included in interest expense	7,360	10,008	2,092
Other comprehensive income before income taxes	19,399	69,211	3,517
Deferred tax expense	5,849	22,650	717
Total other comprehensive income, net of tax	13,550	46,561	2,800
Total comprehensive income	$124,232	$75,645	$98,894

See Notes to Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Balance as of January 1, 2023	38,573,000	$116,569	$416	$495,410	$762,762	$(94,379)	$(8,078)	$(103,117)	$1,169,583
Net income	—	—	—	—	96,094	—	—	—	96,094
Other comprehensive income, net of tax	—	—	—	—	—	2,800	—	—	2,800
Release of shares, net of forfeitures	331,395	—	—	(955)	—	—	(5,182)	7,301	1,164
Stock-based compensation	—	—	—	—	—	—	4,638	—	4,638
Shares received related to tax withholding	(44,928)	—	—	(1)	—	—	—	(1,257)	(1,258)
Cash dividends declared to preferred stockholders	—	—	—	—	(7,286)	—	—	—	(7,286)
Cash dividends declared to common stockholders	—	—	—	—	(38,563)	—	—	—	(38,563)
Purchase of treasury stock	(36,813)	—	—	—	—	—	—	(947)	(947)
Ending balance as of December 31, 2023	38,822,654	$116,569	$416	$494,454	$813,007	$(91,579)	$(8,622)	$(98,020)	$1,226,225

Net income	—	—	—	—	29,084	—	—	—	29,084
Other comprehensive income, net of tax	—	—	—	—	—	46,561	—	—	46,561
Shares issued in common stock offering, net of offering costs	4,492,187	—	45	135,719	—	—	—	—	135,764
Release of shares, net of forfeitures	369,563	—	—	(5,350)	—	—	(5,708)	12,163	1,105
Stock-based compensation	—	—	—	—	—	—	6,690	—	6,690
Shares received related to tax withholding	(62,112)	—	—	(1)	—	—	—	(1,346)	(1,347)
Cash dividends declared to preferred stockholders	—	—	—	—	(7,286)	—	—	—	(7,286)
Cash dividends declared to common stockholders	—	—	—	—	(40,279)	—	—	—	(40,279)
Ending balance as of December 31, 2024	43,622,292	$116,569	$461	$624,822	$794,526	$(45,018)	$(7,640)	$(87,203)	$1,396,517

Net income	—	—	—	—	110,682	—	—	—	110,682
Other comprehensive income, net of tax	—	—	—	—	—	13,550	—	—	13,550
Release of shares, net of forfeitures	334,928	—	1	(1,782)	—	—	(8,704)	11,409	924
Stock-based compensation	—	—	—	—	—	—	7,683	—	7,683
Shares received related to tax withholding	(94,893)	—	—	1	—	—	—	(2,547)	(2,546)
Cash dividends declared to preferred stockholders	—	—	—	—	(7,286)	—	—	—	(7,286)
Cash dividends declared to common stockholders	—	—	—	—	(43,755)	—	—	—	(43,755)
Ending balance as of December 31, 2025	43,862,327	$116,569	$462	$623,041	$854,167	$(31,468)	$(8,661)	$(78,341)	$1,475,769

See Notes to Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,682	$29,084	$96,094
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on securities available-for-sale	(163)	42,810	1,447
Loss (gain) on sale of other assets	1,228	(7,219)	22
Fair value change in equity securities and loans held for sale	(200)	1,204	758
Gain on sale of loans held for sale	(1,188)	(632)	(1,707)
Net depreciation, amortization and accretion	4,664	5,694	6,025
(Accretion) amortization of fair value hedge basis point adjustments	(398)	1,607	561
Amortization of other intangible assets	958	1,163	1,425
Loss on extinguishment of debt	—	454	—
Stock-based compensation	7,683	6,690	4,638
Provision for credit losses	43,030	36,113	2,770
Originations of loans held for sale	(16,964)	(12,531)	(8,219)
Proceeds from sale of loans originated for sale	29,385	18,786	32,433
Increase in cash surrender value of BOLI	(16,560)	(10,376)	(9,103)
Gain from death benefits from BOLI	(834)	—	(645)
Decrease in other assets	91,331	9,224	10,332
Decrease in other liabilities	(66,088)	(23,015)	(45,957)
Net cash provided by operating activities	186,566	99,056	90,874
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	38,842	379,053	77,804
Purchases of securities available-for-sale	(265,335)	(335,167)	(86,084)
Purchases of securities held-to-maturity	(9,030)	(67,560)	(28,328)
Proceeds from calls and principal repayments of securities available-for-sale	140,259	172,767	76,858
Proceeds from calls and principal repayments of securities held-to-maturity	30,673	28,285	22,986
Purchase of BOLI	(97,317)	(15,000)	(8,000)
Proceeds received from cash surrender value of BOLI	4,213	—	1,224
Loans purchased	(10,628)	(6,594)	—
Proceeds from the sale of portfolio loans transferred to held for sale	38,826	18,310	5,000
Decrease (increase) in loans	60,266	(152,623)	(259,805)
Purchases of fixed assets, net	(4,131)	(6,258)	(5,721)
Proceeds from the sale of fixed assets and premises held for sale	2,004	19,268	25
Sales (purchases) of restricted stock, net	1,909	29,644	(10,005)
Net cash (used in) provided by investing activities	(69,449)	64,125	(214,046)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	1,155,111	1,155,559	276,411
(Repayments) proceeds from FHLBNY advances, short-term, net	(100,000)	(615,000)	20,000
(Repayments) proceeds of FHLBNY advances, long-term	—	(150,000)	162,000
Proceeds (repayments) from FHLBNY advances, long-term	—	60,000	(1,360)
(Repayments) proceeds of other short-term borrowings, net	(50,000)	50,000	—
Proceeds from subordinated debentures issuance, net	—	72,084	—
Proceeds from common stock issuance, net	—	135,764	—
Release of stock for benefit plan awards	924	1,105	1,164
Payments related to tax withholding for equity awards	(2,546)	(1,347)	(1,258)
Purchase of treasury stock	—	—	(947)
Cash dividends paid to preferred stockholders	(7,286)	(7,286)	(7,286)
Cash dividends paid to common stockholders	(42,925)	(38,036)	(37,302)
Net cash provided by financing activities	953,278	662,843	411,422
Increase in cash and cash equivalents	1,070,395	826,024	288,250
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,283,571	457,547	169,297
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,353,966	$1,283,571	$457,547

See Notes to Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$53,836	$28,828	37,910
Cash paid for interest	278,278	343,249	280,815
Loans transferred to loans held for sale	54,006	37,334	37,346
Loans transferred to loans held for investment	21,617	2,912	—
Premises transferred to held for sale	—	9,227	905
Operating lease assets in exchange for operating lease liabilities	9,915	5,855	6,333
Surrender of BOLI assets	—	84,527	—

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

As of December 31, 2025, we operated 63 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, Staten Island and the Bronx, Westchester County and New Jersey.

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

The accompanying consolidated financial statements have been prepared in accordance with GAAP and general practices within the financial institution industry. The accompanying consolidated financial statements include the accounts of the Holding Company and the Bank and its subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation.

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in accrued interest receivable in the Consolidated Statements of Financial Condition. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There was one non-accrual available-for-sale debt security of $450 thousand at December 31, 2025 and there were no non-accrual debt securities at December 31, 2024. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Allowance for credit losses on held-to-maturity securities - Management classifies its held-to-maturity portfolio into the following major security types: Pass-through MBS issued by U.S. GSEs, Agency Collateralized Mortgage Obligations, Agency Notes and Corporate Securities. The majority of the securities in the held-to-maturity portfolio are issued by U.S. Government-sponsored entities or agencies. These securities are either explicitly or implicitly guaranteed by the U.S. Government, are highly rated by major rating agencies, and have a long history of no credit losses. To the extent that debt securities in the held-to-maturity portfolio share common risk characteristics, expected credit losses are calculated by pools of such debt securities. The historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lifetime of the securities.

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

The Company evaluates its loan pooling methodology at least annually. The Company has identified the following loan pools for purposes of measuring the allowance for credit losses:

Business loans - Loans in this classification consist of commercial and industrial and owner-occupied commercial real estate loans. Commercial and industrial loans consist of lines of credit, revolving lines of credit, and term loans, generally to businesses or high net worth individuals. The owners of these businesses typically provide recourse such that they guarantee the debt. The lines of credit are generally secured by the assets of the business, though they may at times be issued on an unsecured basis. Generally speaking, they are subject to renewal on an annual basis based upon review of the borrower’s financial statements. Term loans are generally secured by either specific or general asset liens of the borrower’s business. These loans are granted based upon the strength of the cash generation ability of the borrower. Included in C&I loans are also certain SBA loans in which the loan is secured by underlying assets of the business. The Bank may sell a portion of the loan, guaranteed by the SBA, to a third-party investor. The credit quality of this portfolio is largely dependent on economic factors, such as unemployment rates. Owner-occupied commercial real estate may have a residential component of less than 50% of the property’s rental income. The Bank’s underwriting standards generally require: (1) a maximum LTV ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 1.25x. Included in owner-occupied loans are also certain SBA loans in which the loan is secured by underlying real estate as collateral. The Bank may sell a portion of the loan, guaranteed by the SBA, to a third-party investor. Repayment of the loans is often dependent upon the success of the business occupying the properties. The credit quality of this portfolio is largely dependent on economic factors, such as unemployment rates.

One-to-four family residential, including condominium and cooperative apartment loans - Loans in this classification consist of residential real estate and one-to-four family real estate properties, and may have a mixed-use commercial aspect. Included in one-to-four family loans are also certain SBA loans in which the loan is secured by underlying real estate as collateral. The Bank may sell a portion of the loan, guaranteed by the SBA, to a third-party investor. Owner-occupied properties are generally underwritten based upon an appraisal performed by an independent, state licensed appraiser and the credit quality of the individual borrower. Investment properties require: (1) a maximum LTV ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 1.25x. The credit quality of this portfolio is largely dependent on economic factors, such as unemployment rates and housing prices.

Multifamily residential and residential mixed-use loans - Loans in this classification consist of multifamily residential real estate with a minimum of five residential units, and may have a mixed-use commercial aspect of less than 50% of the property’s rental income. The Bank’s underwriting standards for multifamily residential loans generally require: (1) a maximum LTV ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 1.20x. Repayment of multifamily residential loans is dependent, in significant part, on cash flow from the collateral property sufficient to satisfy operating expenses and debt service. Future increases in interest rates, increases in vacancy rates on multifamily residential or commercial buildings, and other economic events, such as unemployment rates, which are outside the control of the borrower or the Bank could negatively impact the future net operating income of such properties. Similarly, government regulations, such as the existing New York City Rent Regulation and Rent Stabilization laws, could limit future increases in the revenue from these buildings.

Non-owner-occupied commercial real estate loans - Loans in this classification consist of mortgage loans on nonresidential properties. Nonresidential properties may have a residential aspect of less than 50% of the property’s rental income. Nonresidential properties include investor owned assets such as retail, warehouses/ industrial facilities, hotels, supportive housing, non-medical and medical offices, educational facilities and medical facilities among others. The Bank’s underwriting standards for non-owner-occupied commercial real estate loans generally require: (1) a maximum LTV ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 1.25x. Repayment of non-owner-occupied commercial real estate loans is often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties. Repayment of such loans is generally dependent on economic factors such as unemployment rates and commercial real estate prices.

Acquisition, development, and construction loans - Loans in this classification consist of loans to purchase land intended for further development, including single-family homes, multi-family housing, and commercial income properties. In general, the maximum LTV ratio for a land acquisition loan is 50% of the appraised value of the property. The credit quality of this portfolio is largely dependent on economic factors, such as unemployment rates and CRE prices.

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

The Company made a policy election to exclude the recognition requirements of ASC 2016-02 on short-term leases with original terms of 12 months or less. Short-term lease payments are recognized in the Company’s Consolidated Statements of Operations on a straight-line basis over the lease term. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion, and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. Lease expenses are included in Occupancy and equipment on the Company’s Consolidated Statements of Operations. The Company does not sublease any of its leased properties and does not lease properties from any related parties. Disclosures about the Company’s leasing activities are presented in Note 7 Leases.

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

Servicing Rights Assets (“SRAs”) - When real estate or C&I loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. SRAs are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income. All separately recognized SRAs are required to be initially measured at fair value, if practicable. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank’s peers. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans (i.e., collateral, interest rate, servicing spread and maturity) for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds its fair value. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds, default rates, and losses.

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest associated with income tax matters are included in the provision for income taxes.

Employee Benefits - The Bank maintains two noncontributory pension plans: (i) the Retirement Plan of Dime Community Bank (“Employee Retirement Plan”) and (ii) the BNB Bank Pension Plan, covering all eligible employees. As the sponsor of a single employer defined benefit plan, the Company must do the following for the Employee Retirement Plan and BNB Bank Pension Plan: (1) recognize the funded status of the benefit plans in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit or cost. Amounts recognized in accumulated other comprehensive income (“AOCI”), including the gains or losses, prior service costs or credits, and the transition asset or obligation are adjusted as they are subsequently recognized as components of net periodic benefit cost; (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statements of financial condition (with limited exceptions); and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

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

For the years ended December 31, 2025, 2024 and 2023, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Reclassifications – There have been no material reclassifications to prior year amounts to conform to their current presentation.

Adoption of New Accounting Standards

Standards Adopted in 2025

Accounting Standards Updates (“ASU”) No. 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, intended to enhance the transparency of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information.

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

Effective January 1, 2025, ASU 2023‑09 was adopted by the Company on a prospective basis for annual reporting periods, resulting in expanded disclosures in Note 15 of our Consolidated Financial Statements.

2. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
	Securities	Defined		Other
	Available-	Benefit		Comprehensive
(In thousands)	for-Sale	Plans	Derivatives	Loss
Balance as of January 1, 2024	$(90,242)	$(6,430)	$5,093	$(91,579)
Other comprehensive income (loss) before reclassifications	14,703	(1,087)	(5,782)	7,834
Amounts reclassified from accumulated other comprehensive income	31,772	18	6,937	38,727
Net other comprehensive income (loss) during the period	46,475	(1,069)	1,155	46,561
Balance as of December 31, 2024	$(43,767)	$(7,499)	$6,248	$(45,018)
Other comprehensive income (loss) before reclassifications	16,639	2,982	(13,170)	6,451
Amounts reclassified from accumulated other comprehensive income	1,896	119	5,084	7,099
Net other comprehensive income (loss) during the period	18,535	3,101	(8,086)	13,550
Balance as of December 31, 2025	$(25,232)	$(4,398)	$(1,838)	$(31,468)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Change in unrealized gain (loss) on securities:
Change in net unrealized gain during the period	$21,327	$23,218	$10,355
Reclassification adjustment for net (gain) loss realized in net income on securities and other assets	(163)	42,810	1,447
Accretion of net unrealized loss on securities transferred to held-to-maturity	2,907	3,028	3,142
Credit loss expense	2,550	—	—
Net change	26,621	69,056	14,944
Tax expense	8,086	22,581	4,316
Net change in unrealized gain on securities, net of reclassification adjustments and tax	18,535	46,475	10,628
Change in pension and other postretirement obligations:
Reclassification adjustment for benefit (expense) included in other expense	172	26	(1,547)
Change in the net actuarial gain (loss)	4,281	(1,426)	(190)
Net change	4,453	(1,400)	(1,737)
Tax expense (benefit)	1,352	(331)	(573)
Net change in pension and other postretirement obligations	3,101	(1,069)	(1,164)
Change in unrealized gain (loss) on derivatives:
Change in net unrealized loss during the period	(19,035)	(8,453)	(11,782)
Reclassification adjustment for expense included in interest expense	7,360	10,008	2,092
Net change	(11,675)	1,555	(9,690)
Tax (benefit) expense	(3,589)	400	(3,026)
Net change in unrealized (loss) gain on derivatives, net of reclassification adjustments and tax	(8,086)	1,155	(6,664)
Other comprehensive income, net of tax	$13,550	$46,561	$2,800

3. SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(120)	$9,880
Corporate securities	169,051	1,443	(4,035)	166,459
Pass-through mortgage-backed securities ("MBS") issued by U.S.government sponsored entities ("U.S. GSEs")	387,549	4,782	(598)	391,733
Agency CMOs	231,309	904	(21,280)	210,933
State and municipal obligations	19,753	1	(824)	18,930
Total securities available-for-sale	$817,662	$7,130	$(26,857)	$797,935

	December 31, 2025
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$90,400	$—	$(6,287)	$84,113
Corporate securities	17,000	290	(238)	17,052
Pass-through MBS issued by U.S. GSEs	280,102	456	(31,101)	249,457
Agency CMOs	231,399	382	(22,321)	209,460
Total securities held-to-maturity	$618,901	$1,128	$(59,947)	$560,082

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(393)	$9,607
Corporate securities	173,972	755	(10,778)	163,949
Pass-through MBS issued by U.S. GSEs	303,303	30	(3,112)	300,221
Agency CMOs	220,314	16	(28,442)	191,888
State and municipal obligations	26,545	—	(1,517)	25,028
Total securities available-for-sale	$734,134	$801	$(44,242)	$690,693

	December 31, 2024
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$89,977	$—	$(10,961)	$79,016
Corporate securities	13,000	140	(855)	12,285
Pass-through MBS issued by U.S. GSEs	298,697	—	(43,716)	254,981
Agency CMOs	235,665	29	(29,699)	205,995
Total securities held-to-maturity	$637,339	$169	$(85,231)	$552,277

There were no transfers of securities from available-for-sale to securities held-to-maturity during the years ended December 31, 2025 or 2024. There were no transfers of securities from held-to-maturity to available-for-sale during the years ended December 31, 2025 or 2024. The Company previously reassessed the classification of certain investments and transferred securities from available-for-sale to securities held-to-maturity during the year ended December 31, 2022. The amount remaining in OCI from this transfer as of December 31, 2025 and 2024 was $16.8 million and $19.7 million, respectively. The unrealized losses recorded in other comprehensive income are amortized out of other comprehensive income through interest income on a level-yield method over the remaining term of securities, with no net change to interest income. No gain or loss was recorded at the time of transfer.

The carrying amount of securities pledged at December 31, 2025 and 2024 was $766.2 million and $622.7 million, respectively. The pledged securities are mainly used as collateral for a portion of the Company’s municipal deposit portfolio.

At December 31, 2025 and 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table presents the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	December 31, 2025
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$16,879	$16,719
One to five years	50,553	49,294
Five to ten years	125,872	123,728
Beyond ten years	5,500	5,528
Pass-through MBS issued by U.S. GSEs and agency CMOs	618,858	602,666
Total	$817,662	$797,935

Held-to-maturity
Within one year	$—	$—
One to five years	56,411	52,993
Five to ten years	50,989	48,172
Beyond ten years	—	—
Pass-through MBS issued by U.S. GSEs and agency CMOs	511,501	458,917
Total	$618,901	$560,082

The following table presents the information related to sales of securities available-for-sale for the periods indicated:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Securities available-for-sale
Proceeds	$38,842	$379,053	$77,804
Gross gains	1,073	—	130
Tax expense on gains	318	—	39
Gross losses	996	42,810	1,577
Tax benefit on losses	295	13,139	467

Equity securities included in Other assets in the Consolidated Statements of Financial Condition had a fair value of $2.7 million and $2.5 million as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the Company recognized a net gain of $200 thousand and $281 thousand, respectively.

There were no sales of securities held-to-maturity during the years ended December 31, 2025, 2024, or 2023.

The following tables summarize the gross unrealized losses and fair value of available-for-sale securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position for the periods indicated:

	December 31, 2025
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$—	$—	$9,880	$120	$9,880	$120
Corporate securities	5,970	30	69,646	4,005	75,616	4,035
Pass-through MBS issued by U.S. GSEs	—	—	5,214	598	5,214	598
Agency CMOs	8,478	83	135,961	21,197	144,439	21,280
State and municipal obligations	—	—	14,984	824	14,984	824

	December 31, 2024
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$—	$—	$9,607	$393	$9,607	$393
Corporate securities	2,925	16	141,124	10,762	144,049	10,778
Pass-through MBS issued by U.S. GSEs	289,095	2,170	6,119	942	295,214	3,112
Agency CMOs	32,101	357	154,770	28,085	186,871	28,442
State and municipal obligations	3,469	31	21,559	1,486	25,028	1,517

During 2025, the Company recorded a $2.6 million allowance for credit losses on one available-for-sale debt security due to the issuer’s non-compliance with certain financial covenants, which was considered a credit deterioration event. As of December 31, 2025, the Company charged off the full amount of credit impairment through the allowance for credit losses. Given the high-quality composition of the Company’s held-to-maturity portfolio, the Company did not record an allowance for credit losses on the held-to-maturity portfolio. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. Government were to technically default. Accrued interest receivable on securities, which totaled $5.9 million and $5.7 million at December 31, 2025 and 2024 respectively, was included in Other assets in the Consolidated Statements of Financial Condition and excluded from the amortized cost and estimated fair value totals in the table above.

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

At December 31, 2025, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. Government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. Government: Agency Notes, Treasury Securities, Pass-through MBS issued by U.S. GSEs, Agency Collateralized Mortgage Obligations. None of the unrealized losses are related to credit losses. The majority of the state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

The following table presents a rollforward of the allowance for credit losses for corporate securities available-for-sale for the twelve months, for the period ended as indicated:

	Year Ended December 31,
(In thousands)	2025	2024
Beginning balance	$—	$—
Provision for credit losses	2,550	—
Charge-offs	(2,550)	—
Ending balance	$—	$—

4. LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

	December 31,
(In thousands)	2025	2024
Business loans (1)	$3,240,436	$2,725,726
One-to-four family residential and coop/condo apartment	1,035,803	951,528
Multifamily residential and residential mixed-use	3,424,522	3,820,283
Non-owner-occupied commercial real estate	2,933,011	3,230,535
Acquisition, development, and construction ("ADC")	117,215	136,172
Other loans	6,558	5,084
Total	10,757,545	10,869,328
Fair value hedge basis point adjustments (2)	663	2,615
Total loans, net of fair value hedge basis point adjustments	10,758,208	10,871,943
Allowance for credit losses	(97,372)	(88,751)
Loans held for investment, net	$10,660,836	$10,783,192
(1)	Business loans include C&I loans, owner-occupied commercial real estate loans and PPP loans.
(2)	The loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged owner-occupied commercial real estate in business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner-occupied commercial real estate loans.

The following tables present data regarding the allowance for credit losses activity on loans held for investment for the periods indicated:

		One-to-Four	Multifamily
		Family	Residential	Non-Owner
		Residential and	and	Occupied
	Business	Coop/Condo	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Beginning balance as of January 1, 2023	47,029	5,969	8,360	20,153	1,723	273	83,507
Provision (credit) for credit losses	3,273	858	(1,121)	(530)	266	129	2,875
Charge-offs	(15,364)	(14)	(2)	—	—	(300)	(15,680)
Recoveries	1,024	—	—	—	—	17	1,041
Ending balance as of December 31, 2023	$35,962	$6,813	$7,237	$19,623	$1,989	$119	$71,743

Provision for credit losses	14,435	2,688	9,385	9,176	334	179	36,197
Charge-offs	(8,051)	—	(4,677)	(6,926)	—	(110)	(19,764)
Recoveries	552	—	1	3	—	19	575
Ending balance as of December 31, 2024	$42,898	$9,501	$11,946	$21,876	$2,323	$207	$88,751

Provision (credit) for credit losses	13,563	577	2,175	24,722	(253)	157	40,941
Charge-offs	(7,706)	(44)	(69)	(25,468)	—	(76)	(33,363)
Recoveries	1,015	—	1	—	—	27	1,043
Ending balance as of December 31, 2025	$49,770	$10,034	$14,053	$21,130	$2,070	$315	$97,372

The following tables present the amortized cost basis of loans on non-accrual status as of the periods indicated:

	December 31, 2025
	Non-accrual with	Non-accrual with	Related
(In thousands)	No Allowance	Allowance	Allowance
Business loans	$3,973	$18,633	$14,877
One-to-four family residential and coop/condo apartment	—	3,623	35
Non-owner-occupied commercial real estate	25,656	15	15
ADC	—	412	316
Total	$29,629	$22,683	$15,243

	December 31, 2024
	Non-accrual with	Non-accrual with	Related
(In thousands)	No Allowance	Allowance	Allowance
Business loans	$5,196	$17,428	$15,810
One-to-four family residential and coop/condo apartment	—	3,213	31
Non-owner-occupied commercial real estate	16,456	6,504	432
ADC	—	657	287
Other loans	—	25	25
Total	$21,652	$27,827	$16,585

The Company did not recognize interest income on non-accrual loans held for investment during the years ended December 31, 2025 or 2024.

The following tables summarize the past due status of the Company’s investment in loans as of the dates indicated:

	December 31, 2025
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$4,617	$2,075	$—	$22,606	$29,298	$3,211,138	$3,240,436
One-to-four family residential and coop/condo apartment	7,943	389	—	3,623	11,955	1,023,848	1,035,803
Multifamily residential and residential mixed-use	3,667	27,608	—	—	31,275	3,393,247	3,424,522
Non-owner-occupied commercial real estate	12,597	—	—	25,671	38,268	2,894,743	2,933,011
ADC	—	—	—	412	412	116,803	117,215
Other loans	—	—	—	—	—	6,558	6,558
Total	$28,824	$30,072	$—	$52,312	$111,208	$10,646,337	$10,757,545

	December 31, 2024
			Loans 90
			Days or		Total
	30 to 59	60 to 89	More Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing Interest	Non-accrual	Non-accrual	Current	Loans
Business loans	$3,385	$2,441	$—	$22,624	$28,450	$2,697,276	$2,725,726
One-to-four family residential and coop/condo apartment	1,919	1,271	—	3,213	6,403	945,125	951,528
Multifamily residential and residential mixed-use	3,759	27,601	—	—	31,360	3,788,923	3,820,283
Non-owner-occupied commercial real estate	1,265	—	—	22,960	24,225	3,206,310	3,230,535
ADC	—	—	—	657	657	135,515	136,172
Other loans	2	—	—	25	27	5,057	5,084
Total	$10,330	$31,313	$—	$49,479	$91,122	$10,778,206	$10,869,328

Accruing Loans 90 Days or More Past Due:

The Company did not have accruing loans 90 days or more past due at December 31, 2025 and 2024.

Collateral Dependent Loans:

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated:

	December 31,
	2025		2024
	Real Estate	Associated Allowance	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses	Collateral Dependent	for Credit Losses
Business loans	$11,039	$3,507	$9,290	$1,408
Non-owner-occupied commercial real estate	25,671	15	22,944	416
ADC	412	316	657	287
Total	$37,122	$3,838	$32,891	$2,111

Related Party Loans

Certain directors, executive officers, and their related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2025.

The following table sets forth selected information about related party loans:

	Year Ended December 31,
(In thousands)	2025	2024
Beginning balance	$3,745	$4,922
New loans	—	8
Effect of changes in composition of related parties	—	(1,146)
Repayments	(2,261)	(39)
Balance at end of period	$1,484	$3,745

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

The following tables show the amortized cost basis as of December 31, 2025 and 2024 of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted:

		For the Year Ended December 31, 2025

					Significant
				Term	Payment	Term
				Extension	Delay	Extension		% of
				and	and	and		Total
	Interest		Significant	Significant	Interest	Interest		Class of
	Rate	Term	Payment	Payment	Rate	Rate		Financing
(Dollars in thousands)	Reduction	Extension	Delay	Delay	Reduction	Reduction	Total	Receivable
Business loans	$1,039	$3,078	$938	$—	$—	$12,943	$17,998	0.6%
Multifamily residential and residential mixed-use	—	—	59,195	—	14,783	—	73,978	2.2
Non-owner-occupied commercial real estate	—	9,817	9,200	—	—	—	19,017	0.6
Total	$1,039	$12,895	$69,333	$—	$14,783	$12,943	$110,993	1.0%

		For the Year Ended December 31, 2024

					Significant
				Term	Payment	Term
				Extension	Delay	Extension		% of
				and	and	and		Total
	Interest		Significant	Significant	Interest	Interest		Class of
	Rate	Term	Payment	Payment	Rate	Rate		Financing
(Dollars in thousands)	Reduction	Extension	Delay	Delay	Reduction	Reduction	Total	Receivable
Business loans	—	$19,668	$182	$187	$27	$—	$20,064	0.7%
One-to-four family residential and coop/condo apartment	—	—	—	—	—	896	896	0.1
Multifamily residential and residential mixed-use	—	—	34,087	—	—	—	34,087	0.9
Non-owner-occupied commercial real estate	—	—	31,102	—	—	—	31,102	1.0
Total	$—	$19,668	$65,371	$187	$27	$896	$86,149	0.8%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty as of the dates indicated:

	For the Year Ended December 31, 2025
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	1.27%	85	$115
Multifamily residential and residential mixed-use	0.90	—	329
Non-owner-occupied commercial real estate	—	10	848

	For the Year Ended December 31, 2024
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	5.00%	8	$59
One-to-four family residential and coop/condo apartment	1.00	231	—
Multifamily residential and residential mixed-use	—	—	256
Non-owner-occupied commercial real estate	—	—	560

The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables describe the performance of loans that have been modified during the years ended December 31, 2025 and 2024.

	December 31, 2025
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$16,192	$531	$—	$—	$1,275	$17,998
Multifamily residential and residential mixed-use	46,370	—	27,608	—	—	73,978
Non-owner-occupied commercial real estate	9,817	—	—	—	9,200	19,017
Total	$72,379	$531	$27,608	$—	$10,475	$110,993

	December 31, 2024
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$19,668	$129	$—	$—	$267	$20,064
One-to-four family residential and coop/condo apartment	—	—	—	—	896	896
Multifamily residential and residential mixed-use	6,486	—	27,601	—	—	34,087
Non-owner-occupied commercial real estate	31,102	—	—	—	—	31,102
Total	$57,256	$129	$27,601	$—	$1,163	$86,149

As of December 31, 2025, there was one non-owner-occupied commercial loan totaling $9.2 million that was modified to borrowers experiencing financial difficulty during the year ended December 31, 2025, that subsequently defaulted. As of December 31, 2025 there were $1.3 million of non-accrual business loans that were modified to borrowers experiencing financial difficulty and remained on non-accrual status. There were no loans held for investment made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2024, that subsequently defaulted. For the purposes of this disclosure, a payment default is defined as 90 or more days past due. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$444,515	$320,751	$212,384	$302,778	$182,244	$408,711	$1,170,533	$96,748	$3,138,664
Special mention	—	107	265	2,856	15,143	20,428	7,822	2,457	49,078
Substandard	—	85	2,944	3,669	7,611	10,613	4,320	22,841	52,083
Doubtful	—	—	—	—	—	611	—	—	611
Total business loans	444,515	320,943	215,593	309,303	204,998	440,363	1,182,675	122,046	3,240,436
YTD Gross Charge-Offs	—	—	—	1,492	605	—	4,296	1,313	7,706

One-to-four family residential and coop/condo apartment
Pass	170,056	125,945	145,449	192,988	91,910	270,964	23,035	8,598	1,028,945
Special mention	—	—	263	—	—	28	—	—	291
Substandard	—	—	—	474	—	4,542	652	899	6,567
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential and coop/condo apartment	170,056	125,945	145,712	193,462	91,910	275,534	23,687	9,497	1,035,803
YTD Gross Charge-Offs	—	—	—	—	—	44	—	—	44

Multifamily residential and residential mixed-use:
Pass	54,958	21,186	229,634	1,127,686	536,029	1,211,361	4,748	4,705	3,190,307
Special mention	1,824	—	—	7,214	15,963	111,626	—	—	136,627
Substandard	—	—	—	20,821	3,069	73,698	—	—	97,588
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	56,782	21,186	229,634	1,155,721	555,061	1,396,685	4,748	4,705	3,424,522
YTD Gross Charge-Offs	—	—	—	—	—	69	—	—	69

Non-owner-occupied commercial real estate
Pass	95,771	54,625	202,035	695,850	573,086	1,157,080	7,908	15,961	2,802,316
Special mention	—	—	—	—	637	92,057	—	—	92,694
Substandard	—	—	—	—	16,471	21,530	—	—	38,001
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	95,771	54,625	202,035	695,850	590,194	1,270,667	7,908	15,961	2,933,011
YTD Gross Charge-Offs	—	—	—	—	—	23,644	1,824	—	25,468

ADC:
Pass	28,379	18,907	41,151	6,075	4,805	—	15,345	2,141	116,803
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	412	412
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	28,379	18,907	41,151	6,075	4,805	—	15,345	2,553	117,215
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	793,679	541,414	830,653	2,325,377	1,388,074	3,048,116	1,221,569	128,153	10,277,035
Special mention	1,824	107	528	10,070	31,743	224,139	7,822	2,457	278,690
Substandard	—	85	2,944	24,964	27,151	110,383	4,972	24,152	194,651
Doubtful	—	—	—	—	—	611	—	—	611
Total Loans	$795,503	$541,606	$834,125	$2,360,411	$1,446,968	$3,383,249	$1,234,363	$154,762	$10,750,987
YTD Gross Charge-Offs	$—	$—	$—	$1,492	$605	$23,757	$6,120	$1,313	$33,287

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$400,607	$232,017	$327,174	$201,799	$164,834	$348,388	$828,287	$67,238	$2,570,344
Special mention	135	754	36,740	4,220	4,333	17,226	26,292	14,497	104,197
Substandard	—	398	1,985	2,482	3,944	11,298	—	30,467	50,574
Doubtful	—	—	—	—	—	611	—	—	611
Total business loans	400,742	233,169	365,899	208,501	173,111	377,523	854,579	112,202	2,725,726
YTD Gross Charge-Offs	—	—	158	166	267	586	89	6,785	8,051

One-to-four family residential and coop/condo apartment
Pass	134,804	159,300	202,706	98,491	63,093	247,952	26,724	8,364	941,434
Special mention	—	—	—	—	—	711	159	—	870
Substandard	—	—	—	—	984	7,326	—	914	9,224
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential and coop/condo apartment	134,804	159,300	202,706	98,491	64,077	255,989	26,883	9,278	951,528
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Multifamily residential and residential mixed-use:
Pass	21,810	252,975	1,285,619	560,039	286,653	1,239,261	4,285	4,267	3,654,909
Special mention	—	—	1,202	12,369	14,172	73,778	—	—	101,521
Substandard	—	—	—	—	—	63,853	—	—	63,853
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	21,810	252,975	1,286,821	572,408	300,825	1,376,892	4,285	4,267	3,820,283
YTD Gross Charge-Offs	400	—	—	—	1,292	2,985	—	—	4,677

Non-owner-occupied commercial real estate
Pass	57,280	215,279	724,041	601,508	408,361	1,020,137	11,937	8,966	3,047,509
Special mention	—	—	—	658	75,802	29,564	—	—	106,024
Substandard	—	—	—	16,471	34,236	26,295	—	—	77,002
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	57,280	215,279	724,041	618,637	518,399	1,075,996	11,937	8,966	3,230,535
YTD Gross Charge-Offs	—	—	—	2,797	4,033	—	—	96	6,926

ADC:
Pass	16,154	34,169	25,950	4,810	—	2,468	24,868	12,122	120,541
Special mention	—	—	—	14,974	—	—	—	—	14,974
Substandard	—	—	—	—	—	—	—	657	657
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	16,154	34,169	25,950	19,784	—	2,468	24,868	12,779	136,172
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	630,655	893,740	2,565,490	1,466,647	922,941	2,858,206	896,101	100,957	10,334,737
Special mention	135	754	37,942	32,221	94,307	121,279	26,451	14,497	327,586
Substandard	—	398	1,985	18,953	39,164	108,772	—	32,038	201,310
Doubtful	—	—	—	—	—	611	—	—	611
Total Loans	$630,790	$894,892	$2,605,417	$1,517,821	$1,056,412	$3,088,868	$922,552	$147,492	$10,864,244
YTD Gross Charge-Offs	$400	$—	$158	$2,963	$5,592	$3,571	$89	$6,881	$19,654

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

	December 31,
(In thousands)	2025	2024
Performing	$6,558	$5,059
Non-accrual	—	25
Total	$6,558	$5,084

5. LOAN SERVICING ACTIVITIES

The Bank services real estate and C&I loans for others having principal balances outstanding of approximately $465.8 million and $329.1 million at December 31, 2025 and 2024, respectively. Loans serviced for others are not reported as assets. Servicing loans for others generally consists of collecting loan payments, maintaining escrow accounts, disbursing payments to investors, paying taxes and insurance and processing foreclosures. In connection with loans serviced for others, the Bank held borrowers’ escrow balances of $1.4 million and $1.3 million at December 31, 2025 and 2024, respectively.

There are no restrictions on the Company’s consolidated assets or liabilities related to loans sold with servicing rights retained. Upon sale of these loans, the Company recorded an SRA in other assets, and has elected to account for the SRA under the "amortization method" prescribed under GAAP. The activity for SRAs for the periods indicated are as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Servicing rights assets:
Beginning of year	$2,701	$3,168	$3,349
Additions	354	201	458
Amortized to expense	(585)	(668)	(639)
End of year	2,470	2,701	3,168

Valuation allowance:
Beginning of year	(282)	(237)	(201)
Additions expensed	(46)	(45)	(36)
End of year	(328)	(282)	(237)
Servicing rights assets, net	$2,142	$2,419	$2,931

The fair value of SRAs was $2.8 million and $3.0 million, at December 31, 2025 and 2024, respectively. The fair value at December 31, 2025 was determined using discount rates ranging from 9.5% to 13.0%, prepayment speeds ranging from 6.2% to 12.5%, depending on the stratification of the specific servicing rights, and a weighted average default rate of 0.69%. The fair value at December 31, 2024 was determined using discount rates ranging from 10.0% to 13.9%, prepayment speeds ranging from 6.1% to 12.3%, depending on the stratification of the specific servicing rights, and a weighted average default rate of 0.62%.

6. PREMISES AND FIXED ASSETS, NET AND PREMISES HELD FOR SALE

Premises and Fixed Assets, Net

The following is a summary of premises and fixed assets, net:

	December 31,
(In thousands)	2025	2024
Land	$5,709	$5,808
Buildings	13,580	14,417
Leasehold improvements	29,003	29,817
Furniture, fixtures and equipment	30,116	28,690
Premises and fixed assets, gross	$78,408	$78,732
Less: accumulated depreciation and amortization	(47,153)	(43,874)
Premises and fixed assets, net	$31,255	$34,858

Depreciation and amortization expense amounted to $7.4 million, $7.0 million and $6.7 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Premises Held for Sale

During the year ended December 31, 2025, the Company transferred one real estate property utilized as a retail branch to premises held for sale totaling $255 thousand. During the year ended December 31, 2024, the Company transferred two real estate properties utilized as retail branches to premises held for sale totaling $9.2 million.

During the year ended December 31, 2025, the Company sold one real estate property utilized as a retail branch for $2.2 million and recorded an associated gain of $1.7 million in (Loss) gain on sale of other assets in the Consolidated Statements of Operations. There were no premises held for sale as of December 31, 2025. During the year ended December 31, 2024, the Company sold three real estate properties utilized as retail branches for $19.3 million and recorded an associated gain of $9.1 million in (Loss) gain on sale of other assets in the Consolidated Statements of Operations. There were no premises held for sale as of December 31, 2024.

7. LEASES

The following table presents the Company’s remaining maturities of undiscounted lease payments, as well as a reconciliation to the discounted Operating lease liabilities in the Consolidated Statements of Financial Condition at December 31, 2025:

(In thousands)
2026	$15,210
2027	13,488
2028	7,236
2029	4,706
2030	3,197
Thereafter	5,494
Total undiscounted lease payments	49,331
Less amounts representing interest	(3,602)
Operating lease liabilities	$45,729

Other information related to our operating leases was as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Operating lease cost	$14,119	$13,712	$12,801
Cash paid for amounts included in the measurement of operating lease liabilities	13,930	13,684	12,560

	As of December 31,
	2025		2024
Weighted average remaining lease term	4.3	years	4.4	years
Weighted average discount rate	3.18%		2.72%

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

At December 31, 2025 and 2024, the carrying amount of the Company’s goodwill was $155.8 million, respectively.

The Company performs its annual goodwill impairment test in the fourth quarter of every year, or more frequently if events or changes in circumstance indicate the asset might be impaired. It was determined during the annual impairment testing that no impairment was needed for the years ended December 31, 2025, 2024 and 2023.

The following table presents the change in Goodwill for the periods indicated:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Beginning of year	$155,797	$155,797	$155,797
Impairment	-	-	-
End of year	$155,797	$155,797	$155,797

Other Intangible Assets

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable, all of which are core deposit intangibles:

	Year Ended December 31,
(In thousands)	2025	2024
Gross carrying value	$10,204	$10,204
Accumulated amortization	(7,266)	(6,308)
Net carrying amount	$2,938	$3,896

Amortization expense recognized on intangible assets was $1.0 million, $1.2 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated amortization expense for each of the next five years and thereafter is as follows:

(In thousands)
2026	$795
2027	664
2028	560
2029	475
2030	411
Thereafter	33
Total	$2,938

9. RESTRICTED STOCK

The following is a summary of restricted stock:

	Year Ended December 31,
(In thousands)	2025	2024
FHLBNY capital stock	$37,225	$41,794
FRB capital stock	29,807	27,147
ACBB capital stock	165	165
Restricted stock	$67,197	$69,106

FHLBNY Capital Stock

The Bank is a member of the FHLBNY. Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. Members are required to own a particular amount of stock based on the level of borrowings and other factors. The Bank decreased its outstanding FHLBNY advances by $100.0 million during the year ended December 31, 2025, resulting in a decrease of required FHLBNY stock. The Bank owned 372,249 shares and 417,937 shares at December 31, 2025 and 2024, respectively. The Bank recorded dividend income on the FHLBNY capital stock of $3.0 million, $5.1 million and $5.4 million during the years ended December 31, 2025, 2024 and 2023, respectively.

FRB Capital Stock

The Bank is a member of the FRB. Membership requires the purchase of shares of FRB capital stock at $50 per share. The Bank owned 596,143 shares at December 31, 2025 and 542,943 shares at December 31, 2024, respectively. The Bank recorded dividend income on the FRB capital stock of $1.3 million, $1.1 million, and $1.0 million during the years ended December 31, 2025, 2024, and 2023, respectively.

ACBB Capital Stock

The Bank has a relationship with ACBB. The relationship requires the purchase of shares of ACBB capital stock between $2,500 and $3,250 per share. The Bank owned 60 shares at December 31, 2025 and 2024, respectively. The Bank recorded dividend income on the ACBB capital stock of $5 thousand during the year ended December 31, 2025. The Bank did not record dividend income on the ACBB capital stock during the year ended December 31, 2024. The Bank recorded dividend income on the ACBB capital stock of $2 thousand during the year ended December 31, 2023.

10. DEPOSITS

Deposits are summarized as follows:

	Year Ended December 31,
	2025		2024
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Liability	Rate	Liability
Savings (1)	2.37%	$1,777,143	2.98%	$1,927,909
Certificates of deposit ("CDs")	3.26	1,117,118	3.73	1,069,081
Money market	2.38	4,806,572	3.01	4,198,784
Interest-bearing checking	1.66	1,178,281	1.92	1,079,823
Non-interest-bearing checking (1)	—	3,962,132	—	3,410,544
Total	1.66%	$12,841,246	2.09%	$11,686,141
(1)	Includes mortgage escrow deposits.

The following table presents a summary of scheduled maturities of CDs outstanding at December 31, 2025:

		Weighted
	Maturing	Average
(Dollars in thousands)	Balance	Interest Rate
2026	$855,954	3.27%
2027	87,258	3.07
2028	167,789	3.40
2029	3,494	0.42
2030	2,623	0.05
2031 and beyond	—	—
Total	$1,117,118	3.26%

CDs that met or exceeded the FDIC insurance limit of $250 thousand were $130.7 million and $93.3 million at December 31, 2025 and 2024, respectively.

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

Effect of Derivatives on the Consolidated Statements of Financial Condition

The tables below present the notional amounts and the fair values of the Company’s derivative financial instruments as of the periods indicated:

	December 31,
	2025		2024
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Assets	Amount	Assets
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$600,000	$2,758	$150,000	$8,318

Derivatives not designated as hedging instruments:
Interest rate products	1,655,545	73,557	1,665,949	108,178

	December 31,
	2025		2024
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Liabilities	Amount	Liabilities
Derivatives designated as hedging instruments:
Fair value hedges - interest rate products	$350,000	$8	$500,000	$—
Cash flow hedges - interest rate products	—	—	350,000	159

Derivatives not designated as hedging instruments:
Interest rate products	1,655,545	73,557	1,665,949	108,178
Risk participations	156,730	8	141,080	10

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
	2025		2024
	Interest	Interest	Interest	Interest
(In thousands)	Income	Expense	Income	Expense
Effects of fair value or cash flow hedges are recorded	$(398)	$7,360	$1,607	$10,008

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts:
Hedged items	(1,953)	—	(3,976)	—
Derivatives designated as hedging instruments	1,555	—	5,583	—

Gain or (loss) on cash flow hedging relationships
Interest contracts:
Loss reclassified from AOCI into income	—	7,360	—	10,008

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

As of December 31, 2025 and December 31, 2024, the Company posted $660 thousand and $2.7 million, respectively to the Chicago Mercantile Exchange ("CME") clearing house related to the fair value derivatives settled daily to market. The Company pays an average fixed rate of 3.42% and receives a floating rate based on the US federal funds effective rate for the life of the agreement without an exchange of the underlying notional amount.

The amortized cost basis of the closed portfolio of the fixed rate mortgage loans on December 31, 2025 totaled $666.9 million. The amount identified as the last-of-layer in the open hedge relationship was $350.0 million, which is the amount of loans in the closed portfolio anticipated to be outstanding for the designated hedge period. The basis adjustment associated with the hedged item was a $663 thousand asset as of December 31, 2025, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedged relationship.

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

During the years ended December 31, 2025 and 2024, the Company recorded a $398 thousand debit and $1.6 million credit, respectively, from the swap transaction as a component of interest income in the Consolidated Statements of Operations.

The following amounts were recorded on the Consolidated Statements of Financial Condition related to cumulative basis adjustment for fair value hedges as of the periods indicated:

	December 31, 2025		December 31, 2024
(In thousands)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed Rate Loans	$667,584	$663	$694,774	$2,615

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $275 thousand will be reclassified as a decrease to interest expense.

During the years ended December 31, 2025, 2024 and 2023, the Company did not terminate any derivatives.

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive loss as of the periods indicated:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Loss recognized in other comprehensive income (loss)	$(19,035)	$(8,453)	$(11,782)
Loss reclassified from other comprehensive income into interest expense	(7,360)	(10,008)	(2,092)

All cash flow hedges are recorded gross on the Consolidated Statements of Financial Condition.

Certain cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Company to post cash collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of December 31, 2025 and 2024, the Company did not post collateral to the third-party counterparties. As of December 31, 2025 and 2024, the Company received $3.4 million and $9.1 million, respectively, in collateral from its third-party counterparties under the agreements in a net asset position. Additionally, the Bank entered certain cash flow hedges that are CME exchanged and settled daily to market. As of December 31, 2025, the Company posted $5.4 million to the CME clearing house that are accounted for as settlements of the derivative asset. As of December 31, 2024, the Company posted $856 thousand to the CME clearing house that are accounted for as settlements of the derivative asset.

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

	December 31, 2025
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/liabilities:
Loan level interest rate swaps with borrower	66	$782,882	$13,491	$—
Loan level interest rate swaps with borrower	148	872,663	—	60,066
Loan level interest rate swaps with third-party counterparties	66	782,882	—	13,491
Loan level interest rate swaps with third-party counterparties	148	872,663	60,066	—

	December 31, 2024
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/liabilities:
Loan level interest rate swaps with borrower	23	$321,745	$3,704	$—
Loan level interest rate swaps with borrower	202	1,344,204	—	104,474
Loan level interest rate swaps with third-party counterparties	23	321,745	—	3,704
Loan level interest rate swaps with third-party counterparties	202	1,344,204	104,474	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Loan level derivative income	$1,938	$2,114	$7,081

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of December 31, 2025, the Company posted $3.0 million in collateral to its third-party counterparties, and did not post collateral to its third-party counterparties as of December 31, 2024. As of December 31, 2025 and 2024, the Company received $49.1 million and $103.3 million, respectively, in collateral from its third-party counterparties under the agreements in a net asset position.

Risk Participation Agreements

The Company enters into risk participation agreements to manage economic risks but does not designate the instruments in hedge relationships. As of December 31, 2025 and December 31, 2024, the notional amounts of risk participation agreements for derivative liabilities were $156.7 million and $141.1 million, respectively. The related fair values of the Company’s risk participation agreements as of December 31, 2025 and December 31, 2024 were $8 thousand and $10 thousand, respectively.

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

For derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, any breach of the above provisions by the Company may require settlement of its obligations under the agreements at the termination value with the respective counterparty. As of December 31, 2025, there were no derivatives in a net liability position, and therefore the termination value was zero. There were no provisions breached for the year ended December 31, 2025.

12. FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY (“Advances”) totaling $508.0 million and $608.0 million at December 31, 2025 and 2024, respectively, all of which were fixed rate. In accordance with the Collateral Pledge and Security Agreement with the FHLBNY, the Bank was eligible to borrow or secure municipal letters of credit up to $3.46 billion as of December 31, 2025 and $3.87 billion as of December 31, 2024, and maintained sufficient qualifying collateral, as defined by the FHLBNY. We pledge real estate loans including Residential, Multifamily and CRE. At December 31, 2025 there were no callable Advances and the Bank had $1.52 billion of remaining borrowing capacity through the FHLBNY.

During the year ended December 31, 2025, the Company did not have any prepayment penalty expense recognized as a loss on extinguishment of debt. During the year ended December 31, 2024, the Company recorded $454 thousand of prepayment penalty expense recognized as a loss on extinguishment of debt. During the year ended December 31, 2023, the Company did not have any prepayment penalty expense recognized as a loss on extinguishment of debt.

The following table is a summary of FHLBNY extinguishments for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
FHLBNY advances extinguished	$-	$1,805,000	$-
Weighted average rate	-%	5.28%	-%
Loss on extinguishment of debt	$-	$454	$-

The following table presents the contractual maturities of FHLBNY advances for each of the next five years.

	December 31,
(Dollars in thousands)	2025	2024
Overnight, fixed rate at 4.67%	$—	$100,000
2025, fixed rate at rates from 4.54% to 4.84%	—	400,000
2026, fixed rate at rates from 3.82% to 4.14%	400,000	—
2027, fixed rate at 4.25%	36,000	36,000
2028, fixed rate at 4.04%	12,000	12,000
2029, fixed rate at rates from 3.98% to 4.03%	60,000	60,000
Total FHLBNY advances	$508,000	$608,000

Total FHLBNY advances had a weighted average interest rate of 4.00% and 4.58% at December 31, 2025 and December 31, 2024, respectively.

13. SUBORDINATED DEBENTURES

On June 28, 2024, the Company issued $65.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due 2034 (“the 2024 Notes”). The 2024 Notes are callable at par after five years, have a stated maturity of July 15, 2034, and bear interest at a fixed annual rate of 9.00% per year, payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on October 15, 2024. The last interest payment for the fixed rate period will be July 15, 2029. From and including July 15, 2029, to, but excluding the stated maturity date or any earlier redemption date, the interest rate will reset quarterly to an annual interest rate equal to the benchmark rate (which is expected to be Three-Month Term Secured Overnight Financing Rate (“SOFR”)) plus 495.1 basis points, payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on October 15, 2029.

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

On January 26, 2026 the Company announced that it intends to redeem at par on March 30, 2026 all of its outstanding $40,000,000 principal amount of Fixed/Floating Subordinated Debentures due 2030.

The subordinated debentures totaled $272.5 million at December 31, 2025 and $272.3 million at December 31, 2024. Interest expense related to the subordinated debt was $17.4 million, $13.8 million and $10.2 million during the years ended December 31, 2025, 2024 and 2023, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

14. OTHER SHORT-TERM BORROWINGS

Repurchase Agreements

The Bank utilizes securities sold under agreements to repurchase (“repurchase agreements”) as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities, of which 100% were pass-through MBS issued by U.S. GSEs. There were no repurchase agreements at December 31, 2025 and December 31, 2024.

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

There was no interest expense on repurchase agreements for the years ended December 31, 2025, 2024, or 2023.

AFX

The Bank is a member of AFX, through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily. As of December 31, 2025, the Bank did not have any AFX borrowings outstanding. As of December 31, 2024, the Bank had $50.0 million of such borrowings outstanding. Interest expense on AFX borrowings for the years ended December 31, 2025, 2024 and 2023 was $15 thousand, $3 thousand, and $101 thousand, respectively.

15. INCOME TAXES

The Company’s consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Current expense
Federal	$30,982	$20,170	$24,469
State and city	30,551	8,479	15,681
Total current expense	61,533	28,649	40,150

Deferred expense
Federal	(10,834)	(5,179)	1,393
State and city	(4,582)	(1,115)	(758)
Total deferred expense	(15,416)	(6,294)	635
Total	$46,117	$22,355	$40,785

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

In December 2023, the FASB issued ASU No. 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, intended to enhance the transparency of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 became effective for the Company on January 1, 2025 for annual reporting periods on a prospective basis.

The following table provides a reconciliation of the Income tax expense recognized in the Consolidated Statements of Operations to the amount computed by applying our statutory federal tax rate to pre-tax income.

	Year Ended December 31,
	2025
(Dollars in thousands)	Amount	Percent
U.S. federal statutory rate	$32,928	21.00%
State and local taxes, net of federal income tax benefit (1)	14,057	8.97
Nontaxable or nondeductible items:
BOLI income	(4,023)	(2.57)
Tax-exempt income	(791)	(0.50)
Share-based payment awards	(342)	(0.22)
Executive compensation	856	0.55
Changes in unrecognized tax benefits	6,748	4.30
Pension expense	(4,059)	(2.59)
Other adjustments (2)	743	0.47
Total	$46,117	29.41%
(1)	State taxes in New York and New York City made up the majority (greater than 50%) of the tax effect in this category.
(2)	The Other adjustments category includes items such as meals and entertainment, penalties, and other non-deductible expenses. None of those items individually or in the aggregate exceeded the 5% quantitative threshold for separate disaggregation in the current year.

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Tax at federal statutory rate	$10,802	$28,745
State and local taxes, net of federal income tax benefit	5,583	12,237
Benefit plan differences	(131)	(127)
Investment in BOLI	(2,179)	(2,047)
Surrender of BOLI	7,415	—
Equity based compensation	200	79
Salaries deduction limitation	653	2,381
Other, net	12	(483)
Total	$22,355	$40,785
Effective tax rate	43.46%	29.80%

Deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities. The components of Federal, State and City deferred income tax assets and liabilities were as follows:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses and other contingent liabilities	$31,631	$29,013
Tax effect of other components of income on securities available-for-sale	6,100	14,251
Tax effect of other components of income on securities held-to-maturity	5,194	6,048
Operating lease liability	14,140	15,034
Tax effect of purchase accounting fair value adjustments	141	201
Employee benefit plans	3,976	4,092
Tax benefit for uncertain tax positions	2,036	—
Other	5,607	3,546
Total deferred tax assets	68,825	72,185
Deferred tax liabilities:
Tax effect of other components of income on derivatives	805	3,261
Pension and postretirement benefits	318	7,351
Difference in book and tax carrying value of fixed assets	525	670
Difference in book and tax basis of unearned loan fees	2,337	2,531
Operating lease asset	13,276	14,179
Other	808	951
Total deferred tax liabilities	18,069	28,943
Net deferred tax asset (recorded in other assets)	$50,756	$43,242

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State of New York, City of New York, the State of New Jersey and the State of Florida. The Bank is subject to income tax in the state of Florida due to employees working remotely in the state.

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

No valuation allowances were recognized on deferred tax assets during the years ended December 31, 2025 or 2024, since, at each period end, it was deemed more likely than not that the deferred tax assets would be fully realized.

In connection with the Merger, the Company acquired a federal net operating loss (“NOL”) carryforward subject to Internal Revenue Code Section 382. The Company recorded a deferred tax asset that it expects to realize within the carryforward period. At December 31, 2025, the remaining federal NOL carryforward was $1.8 million. At December 31, 2025, the Company had no New York State or New York City NOL carryforward.

At December 31, 2025 and 2024, the Bank had accumulated bad debt reserves totaling $15.1 million for which no provision for income tax was required to be recorded. These bad debt reserves could be subject to recapture into taxable income under certain circumstances, including a distribution of the bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal income tax purposes. Should the reserves as of December 31, 2025 be fully recaptured, the Bank would recognize $4.7 million in additional income tax expense. The Company expects to take no action in the foreseeable future that would require the establishment of a tax liability associated with these bad debt reserves.

The Company is subject to regular examination by various tax authorities in jurisdictions in which it conducts significant business operations. The Company regularly assesses the likelihood of additional examinations in each of the tax jurisdictions resulting from ongoing assessments.

Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation. Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold. The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. To the extent these unrecognized tax benefits are ultimately recognized, approximately $6.9 million will impact the Company's effective tax rate in future periods. Interest associated with income tax matters are included in the provision for income taxes. As of December 31, 2025, the Company had an uncertain tax position of $6.9 million and accrued interest of $1.9 million, totaling $8.8 million within Other liabilities on the Consolidated Statements of Financial Condition.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Year Ended December 31,
(Dollars in thousands)	2025
Gross unrecognized tax benefit, beginning of period	$—
Additions based on tax positions related to the current year	—
Additions based on tax positions related to the prior years	6,852
Reductions due to lapse in statute of limitations and settlements	—
Gross unrecognized tax benefit, end of period	$6,852

The Company had no unrecognized tax benefits as of December 31, 2024 or 2023.

As of December 31, 2025, the tax years ended December 31, 2024, 2023, and 2022, remained subject to examination by all of the Company's relevant tax jurisdictions.

Income taxes paid, net of refunds received, by jurisdiction for the year ended December 31, 2025 were as follows:

(In thousands)
Federal	$33,186
State and local
State of New York	12,161
City of New York	6,964
Other	1,525
Total income taxes paid, net	$53,836

16. RETIREMENT AND POSTRETIREMENT PLANS

The Bank maintains two noncontributory pension plans: (i) the Retirement Plan of Dime Community Bank (“Employee Retirement Plan”) and (ii) the BNB Bank Pension Plan, covering all eligible employees. Bank of America, N.A. (“BANA”) was the Trustee for the Employee Retirement Plan and BNB Bank Pension Plan assets as of December 31, 2025 and 2024. The assets of both plans are overseen by the Retirement Committee (“Committee”), comprised of management, who meet quarterly and set investment policy guidelines. Merrill Lynch, Pierce, Fenner & Smith, Inc. (“MLPF&S”) and Blackrock are the investment managers of the assets of both plans. The Committee meets with representatives of MLPF&S and reviews the performance of the plan assets. Pension plan assets include cash and cash equivalents, equities and fixed income securities.

Employee Retirement Plan

The Bank sponsors the Employee Retirement Plan, a tax-qualified, noncontributory, defined-benefit retirement plan. Prior to April 1, 2000, substantially all full-time employees of at least 21 years of age were eligible for participation after one year of service. Effective April 1, 2000, the Bank froze all participant benefits under the Employee Retirement Plan. On December 21, 2023, the Company’s Board of Directors adopted a resolution to terminate the Employee Retirement Plan effective December 31, 2023. Retirement benefits of the plan were vested as they were earned. For the years ended December 31, 2025 and 2024, the Bank used December 31st as its measurement date for the Employee Retirement Plan.

The funded status of the Employee Retirement Plan was as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of year	$16,818	$18,721
Interest cost	884	847
Actuarial loss (gain)	684	(1,101)
Benefit payments	(1,442)	(1,649)
Projected benefit obligation at end of year	16,944	16,818

Plan assets at fair value (investments in trust funds managed by trustee):
Balance at beginning of year	19,206	21,303
Return on plan assets	928	(448)
Benefit payments	(1,442)	(1,649)
Balance at end of year	18,692	19,206
Funded status at end of year	$1,748	$2,388

The net periodic cost for the Employee Retirement Plan included the following components:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Interest cost	$884	$847	$900
Expected return on plan assets	(1,290)	(1,429)	(1,521)
Amortization of unrealized loss	965	854	572
Net periodic benefit (credit) cost	$559	$272	$(49)

The change in accumulated other comprehensive loss that resulted from the Employee Retirement Plan is summarized as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Balance at beginning of period	$(6,285)	$(6,363)
Amortization of unrealized loss	965	854
Loss recognized during the year	(1,046)	(776)
Balance at the end of the period	(6,366)	(6,285)
Period end component of accumulated other comprehensive loss, net of tax	$4,398	$4,356

Major assumptions utilized to determine the net periodic cost of the Employee Retirement Plan benefit obligations were as follows:

	At or for the Year Ended December 31,
	2025	2024	2023
Discount rate used for net periodic benefit cost	5.40%	4.70%	4.90%
Discount rate used to determine benefit obligation at period end	5.15	5.40	4.70
Expected long-term return on plan assets used for net periodic benefit cost	7.00	7.00	7.00
Expected long-term return on plan assets used to determine benefit obligation at period end	7.00	7.00	7.00

Plan Assets

At December 31, 2025, the Employee Retirement Plan’s assets included debt securities. Debt securities include corporate bonds, government issues, mortgage-backed securities, and high yield securities.

The weighted average expected long-term rate of return is estimated based on current trends in Employee Retirement Plan assets, as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice No. 27 for the real and nominal rate of investment return for a specific mix of asset classes. The long-term rate of return considers historical returns for the S&P 500 index and corporate bonds representing cumulative returns of approximately 9.0% and 5.0%, respectively. These returns were considered along with the target allocations of asset categories. When these overall return expectations were applied to the Employee Retirement Plan’s target allocation, the expected annual rate of return was determined to be 7.00% at both December 31, 2025 and 2024.

The Bank did not make any contributions to the Employee Retirement Plan during the year ended December 31, 2025. The Bank does not expect to make contributions to the Employee Retirement Plan during the year ending December 31, 2026.

The weighted-average allocation by asset category of the assets of the Employee Retirement Plan was summarized as follows:

	December 31,
	2025	2024
Asset category:
Debt securities	98%	99%
Cash equivalents	2	1
Total	100%	100%

The allocation percentages in the above table were consistent with future planned allocation percentages as of December 31, 2025 and 2024, respectively.

The following tables present a summary of the Employee Retirement Plan’s investments measured at fair value on a recurring basis by level within the fair value hierarchy, as of the dates indicated. (See Note 21 for a discussion of the fair value hierarchy).

	December 31, 2025
	Fair Value Measurements Using:
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Description:
Cash and cash equivalents	$—	$288	$—	$288
Fixed income securities:
Government	18,404	—	—	18,404
Total Plan Assets	$18,404	$288	$—	$18,692

	December 31, 2024
	Fair Value Measurements Using:
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Description:
Cash and cash equivalents	$—	$136	$—	$136
Fixed income securities:
Government	19,070	—	—	19,070
Total Plan Assets	$19,070	$136	$—	$19,206

Benefit payments for the fiscal year ending December 31st are anticipated to be made as follows:

(In thousands)
2026	$1,492
2027	1,456
2028	1,419
2029	1,379
2030	1,374
2031 to 2035	6,457

BNB Bank Pension Plan

During 2012, Bridge amended the BNB Bank Pension Plan by revising the formula for determining benefits effective January 1, 2013, except for certain grandfathered Bridge employees. Additionally, new Bridge employees hired on or after October 1, 2012 were not eligible for the BNB Bank Pension Plan. Effective December 31, 2023, the Bank froze all participant benefits under the BNB Pension Plan, the impact of which is reflected in the recorded curtailment as of December 31, 2023. On December 21, 2023, the Company’s Board of Directors adopted a resolution to terminate the BNB Bank Pension Plan effective December 31, 2023. The termination was effectively completed by March 31, 2025, and all related liabilities were fully settled. Retirement benefits of the plan were vested as they were earned. For the years ended December 31, 2025 and 2024, the Bank used December 31st as its measurement date for the BNB Pension Plan.

The funded status of the BNB Bank Pension Plan was as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of year	$20,451	$27,282
Service cost	—	—
Interest cost	271	1,265
Actuarial loss (gain)	2,345	(1,575)
Curtailment	—	—
Impact of settlement	(22,778)	(5,481)
Benefit payments	(289)	(1,040)
Projected benefit obligation at end of year	—	20,451

Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of year	30,107	38,170
Return on plan assets	307	(1,542)
Impact of settlement	(22,778)	(5,481)
Reversion of assets	(7,000)	—
Benefit payments	(289)	(1,040)
Balance at end of year	347	30,107
Funded status at end of year	$347	$9,656

The net periodic cost for the BNB Bank Pension Plan included the following components:

	Year Ended December 31,
(In thousands)	2025	2024
Service cost	$—	$—
Interest cost	271	1,265
Expected return on plan assets	(534)	(2,726)
Amortization of unrealized loss	49	—
Net periodic benefit credit	(214)	(1,461)
Settlement loss recognized	7,231	1,215
Total benefit cost	$7,017	$(246)

The change in accumulated other comprehensive income that resulted from the BNB Bank Pension Plan is summarized as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Balance at beginning of period	$(4,534)	$(3,056)
Amortization of unrealized loss	49	—
Recognition of loss as a result of settlement	7,231	1,215
Loss recognized during the year	(2,746)	(2,693)
Balance at the end of the period	—	(4,534)
Period end component of accumulated other comprehensive income, net of tax	$—	$3,143

Major assumptions utilized to determine the net periodic cost of the BNB Bank Pension Plan benefit obligations were as follows:

	At or for the Year Ended December 31,
	2025	2024
Discount rate used for net periodic benefit cost	5.47%	4.79%
Discount rate used to determine benefit obligation at period end	—	5.47
Expected long-term return on plan assets used for net periodic benefit cost	7.25	7.25
Expected long-term return on plan assets used to determine benefit obligation at period end	7.25	7.25

Plan Assets

At December 31, 2025, the BNB Bank Pension Plan’s assets consisted of cash equivalents.

The weighted average expected long-term rate of return is estimated based on current trends in BNB Bank Pension Plan assets, as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice No. 27 for the real and nominal rate of investment return for a specific mix of asset classes. The long-term rate of return considers historical returns for the S&P 500 index and corporate bonds representing cumulative returns of approximately 9.0% and 5.0%, respectively. These returns were considered along with the target allocations of asset categories. When these overall return expectations were applied to the BNB Bank Pension Plan’s target allocation, the expected annual rate of return was determined to be 7.25% at December 31, 2025 and 2024.

The Bank did not make any contributions to the BNB Bank Pension Plan during the year ended December 31, 2025. The Bank does not expect to make contributions to the BNB Bank Pension Plan during the year ending December 31, 2026.

The weighted-average allocation by asset category of the assets of the BNB Bank Pension Plan was summarized as follows:

	December 31,
	2025	2024
Asset category:
Debt securities	-%	96%
Cash equivalents	100	4
Total	100%	100%

The following tables present a summary of the BNB Bank Pension Plan’s investments measured at fair value on a recurring basis by level within the fair value hierarchy, as of the dates indicated. (See Note 21 for a discussion of the fair value hierarchy).

Fair Value Measurements
at December 31, 2025
Quoted
	Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Description:
Cash and cash equivalents	$—	$347	$—	$347
Fixed income securities:
Government	—	—	—	—
Total Plan Assets	$—	$347	$—	$347

	Fair Value Measurements
	at December 31, 2024
	Quoted
	Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Description:
Cash and cash equivalents	$—	$1,062	$—	$1,062
Fixed income securities:
Government	29,045	—	—	29,045
Total Plan Assets	$29,045	$1,062	$—	$30,107

The BNB Bank Pension Plan’s obligations were fully settled as of December 31, 2025.

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) that existed before the Merger. The 401(k) Plan covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the first day of the month following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $23,500 for the calendar year ended December 31, 2025. Under the provisions of the 401(k) Plan, Dime Community Bank provides an employer non-elective contribution to employee accounts equivalent to 3% of eligible compensation. Participants can invest their account balances into several investment alternatives. The 401(k) Plan does not allow for investment of new contributions in the Company’s common stock, nor does it allow participants to transfer existing balances into the Company’s common stock. Legacy Dime employees were allowed to rollover their common stock held in the former Dime Community Bank KSOP Plan (“Dime KSOP Plan”) and hold the shares in the 401(k) Plan. The 401(k) held Company common stock within the accounts of participants totaling $6.3 million and $6.6 million at December 31, 2025 and 2024, respectively. Total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $3.3 million during the year ended December 31, 2025 and $3.0 million during the year December 31, 2024, and $2.5 million during the year ended December 31, 2023.

17. STOCK-BASED COMPENSATION

In May 2021, the Company’s stockholders approved the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. The Company no longer makes grants under the Legacy Stock Plans. Awards outstanding under the Legacy Stock Plans will continue to remain outstanding and subject to the terms and conditions of the Legacy Stock Plans. An additional 1,185,000 shares of common stock were reserved to be issued under the 2021 Equity Incentive Plan following stockholder approval at the Annual Meeting of Shareholders on May 23, 2024. At December 31, 2025, there were 1,196,586 shares reserved for issuance under the 2021 Equity Incentive Plan.

Stock Option Activity

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Dollars in thousands except share and per share amounts)	Options	Price	Years	Value
Options outstanding at January 1, 2025	26,995	$35.39	4.2	$—
Options exercised	—	—
Options forfeited	—	—
Options outstanding at December 31, 2025	26,995	$35.39	3.2	$—
Options vested and exercisable at December 31, 2025	26,995	$35.39	3.2	$—

Information related to stock options during each period is as follows:

Year Ended December 31,
(In thousands)	2025	2024	2023
Cash received for option exercise cost	$—	$—	$—
Income tax (expense) benefit recognized on stock option exercises	—	—	—
Intrinsic value of options exercised	—	—	—

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of December 31, 2025 were as follows:

	Outstanding Options		Vested Options
		Weighted		Weighted
		Average		Average
	Number	Contractual	Number	Contractual
	of	Years	of	Years
	Options	Remaining	Options	Remaining
Exercise Prices:
$34.87	10,061	4.1	10,061	4.1
$35.35	9,802	3.1	9,802	3.1
$36.19	7,132	2.1	7,132	2.1
Total	26,995	3.2	26,995	3.2

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2025	470,236	$22.79
Shares granted	252,905	28.15
Shares vested	(241,319)	24.21
Shares forfeited	(24,454)	25.06
Unvested allocated shares outstanding at December 31, 2025	457,368	$24.88

Information related to RSAs during each period is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Compensation expense recognized	$5,486	$5,780	$4,003
Income tax expense recognized on vesting of RSAs	(371)	(317)	(188)

As of December 31, 2025, there was $6.6 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 1.9 years.

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

During the year ended December 31, 2025 and 2024, 102,002 shares and 96,049 shares were granted, respectively.

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Maximum aggregate share payout at January 1, 2025	258,864	$18.69
Shares granted	102,002	28.19
Shares forfeited	(31,664)	16.49
Shares vested	(21,704)	28.04
Maximum aggregate share payout at December 31, 2025	307,498	$21.41
Minimum aggregate share payout	—	—
Expected aggregate share payout	300,577	$21.36

Information related to PSAs during each period is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Compensation expense recognized	$2,197	$910	$635
Income tax benefit (expense) recognized on vesting of PSAs	17	(52)	—

As of December 31, 2025, there was $2.8 million of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 1.6 years.

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Year Ended December 31,
(In thousands except share and per share amounts)	2025	2024	2023
Net income available to common stockholders	$103,396	$21,798	$88,808
Less: Dividends paid and earnings allocated to participating securities	(1,891)	(377)	(1,240)
Income attributable to common stock	$101,505	$21,421	$87,568
Weighted-average common shares outstanding, including participating securities	43,818,515	39,657,985	38,754,346
Less: weighted-average participating securities	(795,267)	(724,931)	(566,869)
Weighted-average common shares outstanding	43,023,248	38,933,054	38,187,477
Basic EPS	$2.36	$0.55	$2.29

Income attributable to common stock	$101,505	$21,421	$87,568
Weighted-average common shares outstanding	43,023,248	38,933,054	38,187,477
Weighted-average common equivalent shares outstanding	—	—	—
Weighted-average common and equivalent shares outstanding	43,023,248	38,933,054	38,187,477
Diluted EPS	$2.36	$0.55	$2.29

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 26,995 weighted-average stock options outstanding for each of the years ended December 31, 2025 and 2024, and 69,479 weighted-average stock options outstanding for the year ended December 31, 2023. These options were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

19. PREFERRED STOCK

Dime Community Bancshares, Inc. has 5,299,200 shares currently outstanding, or $132.5 million in aggregate liquidation preference, of its 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $25.00 per share (the “Preferred Stock”).

The Company expects to pay dividends when, as, and if declared by its board of directors, at a fixed rate of 5.50% per annum, payable quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Preferred Stock is perpetual and has no stated maturity. The Company may redeem the Preferred Stock at its option at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after June 15, 2026 or within 90 days following a regulatory capital treatment event, as described in the prospectus supplement and accompanying prospectus relating to the offering.

20. COMMITMENTS AND CONTINGENCIES

Loan Commitments and Lines of Credit

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	Year Ended December 31,
	2025		2024
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Available lines of credit	$267,144	$1,133,512	$195,714	$993,637
Other loan commitments	54,773	61,059	33,858	43,975
Stand-by letters of credit	31,871	—	31,374	—

At December 31, 2025 and 2024, the Bank had outstanding firm loan commitments that were accepted by borrowers that aggregated to $115.8 million and $77.8 million, respectively. Substantially all of the Bank’s commitments expire within three months of their acceptance by the prospective borrowers.

At December 31, 2025, the Bank had an available line of credit with the FHLBNY equal to its excess borrowing capacity. At December 31, 2025, this amount approximated $1.52 billion.

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

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by U.S. GSEs as of December 31, 2025 and December 31, 2024. In accordance with the Company’s investment policy, corporate securities are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed quarterly. Obtaining market values as of December 31, 2025 and December 31, 2024 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

Equity investments

Equity investments with readily determinable fair value are reported at fair value and are based on valuation models using observable market data as of the measurement date.

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

		Fair Value Measurements
		at December 31, 2025 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$9,880	$—	$9,880	$—
Corporate securities	166,459	—	166,459	—
Pass-through MBS issued by U.S. GSEs	391,733	—	391,733	—
Agency CMOs	210,933	—	210,933	—
State and municipal obligations	18,930	—	18,930	—
Equity securities	2,723	—	2,723	—
Derivative – cash flow hedges	2,758	—	2,758	—
Derivative – freestanding derivatives, net	73,557	—	73,557	—
Financial Liabilities:
Derivative – fair value hedges	8	—	8	—
Derivative – freestanding derivatives, net	73,557	—	73,557	—
Derivative – risk participations	8	—	8	—

		Fair Value Measurements
		at December 31, 2024 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency Notes	$9,607	$—	$9,607	$—
Corporate securities	163,949	—	163,949	—
Pass-through MBS issued by U.S. GSEs	300,221	—	300,221	—
Agency CMOs	191,888	—	191,888	—
State and municipal obligations	25,028	—	25,028	—
Equity securities	2,522	—	2,522	—
Derivative – cash flow hedges	8,318	—	8,318	—
Derivative – freestanding derivatives, net	108,178	—	108,178	—
Financial Liabilities:
Derivative – cash flow hedges	159	—	159	—
Derivative – freestanding derivatives, net	108,178	—	108,178	—
Derivative – risk participations	10	—	10	—

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

December 31, 2025
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$3,655	$—	$—	$3,655

December 31, 2024
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$7,584	$—	$—	$7,584

Individually evaluated loans with an allowance for credit losses at December 31, 2025 had a carrying amount of $3.7 million, which is made up of the outstanding balance of $7.5 million, net of a valuation allowance of $3.8 million. Collateral dependent individually analyzed loans as of December 31, 2025 resulted in a credit loss provision of $1.3 million, which is included in the amounts reported in the Consolidated Statements of Operations for the year ended December 31, 2025.

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

		Fair Value Measurements
		at December 31, 2025 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$2,353,966	$2,353,966	$—	$—	$2,353,966
Securities held-to-maturity	618,901	—	560,082	—	560,082
Loans held for sale	1,989	—	—	1,989	1,989
Loans held for investment, net	10,657,181	—	—	10,459,618	10,459,618
Accrued interest receivable	55,572	—	6,748	48,824	55,572
Financial Liabilities:
Savings, money market and checking accounts (1)	11,724,128	11,724,128	—	—	11,724,128
CDs	1,117,118	—	1,115,830	—	1,115,830
FHLBNY advances	508,000	—	511,074	—	511,074
Subordinated debt, net	272,503	—	267,493	—	267,493
Accrued interest payable	7,752	—	7,752	—	7,752
(3)	Includes mortgage escrow deposits.

		Fair Value Measurements
		at December 31, 2024 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$1,283,571	$1,283,571	$—	$—	$1,283,571
Securities held-to-maturity	637,339	—	552,277	—	552,277
Loans held for sale	22,625	—	—	22,625	22,625
Loans held for investment, net	10,775,608	—	—	10,354,366	10,354,366
Accrued interest receivable	55,970	—	6,676	49,294	55,970
Financial Liabilities:
Savings, money market and checking accounts (1)	10,617,060	10,617,060	—	—	10,617,060
CDs	1,069,081	—	1,066,630	—	1,066,630
FHLBNY advances	608,000	—	608,908	—	608,908
Subordinated debt, net	272,325	—	257,464	—	257,464
Other short-term borrowings	50,000	50,000	—	—	50,000
Accrued interest payable	8,586	—	8,586	—	8,586
(1)	Includes mortgage escrow deposits.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, tier 1, and common equity tier 1 capital to risk-weighted assets and of tier 1 capital to average assets. Tier 1 capital, risk-weighted assets and average assets are as defined by regulation. The required minimums for the Company and Bank are set forth in the tables that follow. The Company and the Bank met all capital adequacy requirements at December 31, 2025 and 2024.

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

As of December 31, 2025, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based, and tier 1 leverage ratios as set forth in the tables below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

The following tables present actual capital levels and minimum required levels for the Company and the Bank under Basel III rules at December 31, 2025 and 2024:

	At December 31, 2025
			For Capital		To Be Categorized
	Actual		Adequacy Purposes(1)		as “Well Capitalized”(1)
				Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital / % of average total assets
Bank	$1,523,207	10.2%	$598,814	4.0%	$748,518	5.0%
Consolidated Company	1,349,409	9.0	598,999	4.0	N/A	N/A
Common equity Tier 1 capital / % of risk-weighted assets
Bank	1,523,207	14.4	475,886	4.5	687,391	6.5
Consolidated Company	1,232,840	11.7	475,969	4.5	N/A	N/A
Tier 1 capital / % of risk-weighted assets
Bank	1,523,207	14.4	634,515	6.0	846,019	8.0
Consolidated Company	1,349,409	12.8	634,625	6.0	N/A	N/A
Total capital / % of risk-weighted assets
Bank	1,623,196	15.3	846,019	8.0	1,057,524	10.0
Consolidated Company	1,716,149	16.2	846,167	8.0	N/A	N/A
(1)	In accordance with the Basel III rules.

	At December 31, 2024
			For Capital		To Be Categorized
	Actual		Adequacy Purposes(1)		as “Well Capitalized”(1)
				Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital / % of average total assets
Bank	$1,469,047	10.7%	$546,759	4.0%	$683,449	5.0%
Consolidated Company	1,283,038	9.4	547,024	4.0	N/A	N/A
Common equity Tier 1 capital / % of risk-weighted assets
Bank	1,469,047	13.9	474,269	4.5	685,055	6.5
Consolidated Company	1,166,469	11.1	474,521	4.5	N/A	N/A
Tier 1 capital / % of risk-weighted assets
Bank	1,469,047	13.9	632,358	6.0	843,144	8.0
Consolidated Company	1,283,038	12.2	632,694	6.0	N/A	N/A
Total capital / % of risk-weighted assets
Bank	1,560,876	14.8	843,144	8.0	1,053,931	10.0
Consolidated Company	1,649,617	15.6	843,592	8.0	N/A	N/A
(1)	In accordance with the Basel III rules.

23. CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following statements of financial condition as of December 31, 2025 and 2024, and the related statements of operations and cash flows for the years ended December 31, 2025, 2024 and 2023, reflect the Holding Company’s investment in its wholly-owned subsidiary, the Bank, using, as deemed appropriate, the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(In thousands)	2025	2024
ASSETS:
Cash and due from banks	$111,489	$95,528
Securities available-for-sale, at fair value	450	2,850
Investment in subsidiaries	1,645,437	1,578,643
Other assets	4,693	6,180
Total assets	$1,762,069	$1,683,201

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Subordinated debt, net	$272,503	$272,325
Other liabilities	13,797	14,359
Stockholders’ equity	1,475,769	1,396,517
Total liabilities and stockholders’ equity	$1,762,069	$1,683,201

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (1)

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net interest loss	$(19,921)	$(13,501)	$(9,942)
Dividends received from Bank	80,000	50,000	60,000
Non-interest expense	(1,044)	(1,115)	(1,066)
Income before income taxes and equity in undistributed earnings of direct subsidiaries	59,035	35,384	48,992
Income tax credit	5,768	5,308	7,822
Income before equity in undistributed earnings of direct subsidiaries	64,803	40,692	56,814
Equity in undistributed earnings of subsidiaries	45,879	(11,608)	39,280
Net income	$110,682	$29,084	$96,094
(1)	Comprehensive income for the Holding Company approximated comprehensive income for the consolidated Company during the years ended December 31, 2025, 2024 and 2023.

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$110,682	$29,084	$96,094
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of direct subsidiaries	(45,879)	11,608	(39,280)
Net amortization (accretion)	178	45	(87)
Decrease (increase) in other assets	4,149	(1,863)	(62)
(Decrease) increase in other liabilities	(1,336)	803	(931)
Net cash provided by operating activities	67,794	39,677	55,734

Cash flows from investing activities:
Net cash provided by investing activities	—	—	—

Cash flows from financing activities:
Proceeds from subordinated debentures issuance, net	—	72,084	—
Proceeds from common stock issuance, net	—	135,764	—
Release of stock for benefit plan awards	924	1,105	1,164
Payments related to tax withholding for equity awards	(2,546)	(1,347)	(1,258)
Treasury shares repurchased	—	—	(947)
Cash dividends paid to preferred stockholders	(7,286)	(7,286)	(7,286)
Cash dividends paid to common stockholders	(42,925)	(38,036)	(37,302)
Other, net	—	(141,547)	—
Net cash (used in) provided by financing activities	(51,833)	20,737	(45,629)

Net increase in cash and due from banks	15,961	60,414	10,105
Cash and due from banks, beginning of period	95,528	35,114	25,009
Cash and due from banks, end of period	$111,489	$95,528	$35,114

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

The CODM is provided with the Company’s Consolidated Statements of Financial Condition and Operations and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which can be seen on the Consolidated Statement of Operations. These results are used to benchmark the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the Consolidated Statements of Cash Flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the Consolidated Statements of Cash Flows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment and in establishing management’s compensation. All revenues are derived from banking operations within the United States, and for the years ended December 31, 2025, 2024 and 2023, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2025. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2025, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe LLP appears on page 104.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On March 6, 2025, Kenneth J. Mahon, Chairman of the Board, adopted a Rule 10b5-1 trading plan for the purpose of selling up to 75,000 shares of the Company’s common stock. The plan was adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 and is designed to allow for transaction to be made according to the pre-established terms without violating insider trading laws. The adoption of the plan was made at a time when Chairman Mahon was not in possession of any material non-public information regarding the Company. The plan specifies the transactions may occur beginning on or after March 6, 2025, and ending on the earlier of December 31, 2025, or the date on which all shares authorized for sale have been sold in conformance with the terms of the plan. The plan expired on December 31, 2025. No transactions occurred under the plan and Mr. Mahon did not adopt a new plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding Directors, Executive Officers and Corporate Governance will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2026 and is incorporated herein by reference thereto.

Item 11. Executive Compensation

The information regarding Executive Compensation will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2026 and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2026 and is incorporated herein by reference thereto.

Set forth below is certain information as of December 31, 2025, regarding the Company’s equity compensation plans that have been approved by stockholders. The Company does not have any equity compensation plans that have not been approved by stockholders.

	Number of securities to	Weighted average
Equity compensation	be issued upon exercise	exercise price with	Number of securities
plan approved by	of outstanding options	respect to outstanding	remaining available for
stockholders	and awards	stock options	issuance under the plan
2012 Equity Incentive Plan	16,934	$ 35.70	—
2019 Equity Incentive Plan	10,061	34.87	—
2021 Equity Incentive Plan	—	—	1,196,586
Employee Stock Purchase Plan	—	—	919,810
Total	26,995	$ 35.39	2,116,396

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions and Director Independence will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2026 and is incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services

The information regarding the Company’s independent registered public accounting firm’s fees and services will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2026 and is incorporated herein by reference thereto.

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

See Exhibit Index on page 106

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

of Dime Community Bancshares, Inc. and Subsidiaries
Hauppauge, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses for Loans – Qualitative Factors

As described in Notes 1 and 4 to the financial statements, the Company estimates expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss (“CECL”) methodology.  In determining the allowance for credit losses (“ACL”) related to loans that are collectively evaluated, expected credit losses are determined by calculating a loss percentage by loan segment, or loan pool.  Management estimates the allowance for credit losses on each loan pool using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Historically observed credit loss experience of peer banks within the Company’s geography, adjusted for prepayment and curtailment assumptions as well as reasonable and supportable forecasts, provide the basis for the estimation of quantitatively modeled expected credit losses on similar loan pools.

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

February 20, 2026

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

4.2

Indenture, dated as of September 21, 2015, by and between the Registrant, as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, filed on September 21, 2015 (SEC File No. 001-34096))

4.3

First Supplemental Indenture, dated as of September 21, 2015, by and between the Registrant and Wilmington Trust, National Association, as Trustee, including the form of the 5.25% fixed-to-floating rate subordinated debentures due 2025 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed September 21, 2015 (SEC File No. 001-34096))

4.4

Second Supplemental Indenture, dated as of September 21, 2015, by and between the Registrant and Wilmington Trust, National Association, as Trustee, including the form of the 5.75% fixed-to-floating rate subordinated debentures due 2030 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K, filed September 21, 2015 (SEC File No. 001-34096))

4.5

Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Dime Community Bancshares, Inc.’s Form 8-K, filed on June 13, 2017 (SEC File No. 000-27782))

4.6

First Supplemental Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, including the form of the 4.50% fixed-to-floating rate subordinated debentures due 2027 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.2 to Dime Community Bancshares, Inc.’s Form 8-K, filed on June 13, 2017 (SEC File No. 000-27782))

4.7

Second Supplemental Indenture, dated as of February 1, 2021, by and between the Registrant and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K, filed February 1, 2021 (SEC File No. 000-27782))

4.8

Indenture, dated May 6, 2022, between the Registrant and Wilmington Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed May 6, 2022 (SEC File No. 001-34096))

4.9

First Supplemental Indenture, May 6, 2022, between the Registrant and Wilmington Trust National Association, as Trustee, including the form of 5.000% Fixed-to-Floating Rate Subordinated Notes due 2032 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed May 6, 2022 (SEC File No. 001-34096))

4.10

Second Supplemental Indenture, June 28, 2024, between Dime Community Bancshares, Inc. and Wilmington Trust National Association, as trustee, including the form of 9.000% Fixed-to-Floating Rate Subordinated Notes due 2034 (incorporated by reference to Exhibit 4.2 and 4.3, respectively, to the Registrant’s Form 8-K, filed June 28, 2024 (SEC File No. 001-34096))

10.1

Form of Employment Agreement entered into with Stuart H. Lubow, Avinash Reddy and Conrad J. Gunther (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.2

Form of Amendment to Employment Agreement entered into with Stuart H. Lubow, Avinash Reddy and Conrad J. Gunther (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 28, 2021 (File No. 001-34096))

10.3

Second Amendment to Employment Agreement entered into with Stuart H. Lubow (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 23, 2021 (File No. 001-34096))

10.4

Amended and Restated Change in Control Employment Agreement between Dime Community Bancshares, Inc. and Michael Fegan (incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K, filed February 20, 2025 (File No. 001-34096))

10.5

Amended and Restated Change in Control Employment Agreement between Dime Community Bancshares, Inc. and Christopher J. Porzelt (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K, filed February 20, 2025 (File No. 001-34096))

10.6

Executive Chairman and Separation Agreement entered into with Kenneth J. Mahon (incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed October 15, 2020 (File No. 333-248787))

10.7	Dime Community Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 2, 2021 (File No. 001-34096))

10.8

Amendment One to the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K, filed February 28, 2023 (File No. 001-34096))

10.9	Amendment Two to the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, File No. 001-34096, filed April 4, 2024)

10.10

Amendment Three to the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed May 6, 2025 (File No. 001-34096))

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

10.14

Employment Agreement by and between Dime Community Bancshares, Inc., Dime Community Bank and Thomas X. Geisel (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K filed February 20, 2025 (SEC File No. 001-34096))

10.15

Retirement, Consulting and Release Agreement, dated October 31, 2025, by and among Dime Community Bancshares, Inc., Dime Community Bank and Conrad J. Gunther (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 3, 2025 (SEC File No. 001-34096))

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

DIME COMMUNITY BANCSHARES, INC.
Registrant

February 20, 2026	/s/ Stuart H. Lubow
Stuart H. Lubow
President and Chief Executive Officer

February 20, 2026	/s/ Avinash Reddy
Avinash Reddy
Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

February 20, 2026	/s/ Kenneth J. Mahon	Director
Kenneth J. Mahon

February 20, 2026	/s/ Paul M. Aguggia	Director
Paul M. Aguggia

February 20, 2026	/s/ Rosemarie Chen	Director
Rosemarie Chen

February 20, 2026	/s/ Judith H. Germano	Director
Judith H. Germano

February 20, 2026	/s/ Matthew A. Lindenbaum	Director
Matthew A. Lindenbaum

February 20, 2026	/s/ Stuart H. Lubow	Director
Stuart H. Lubow

February 20, 2026	/s/ Albert E. McCoy, Jr.	Director
Albert E. McCoy, Jr.

February 20, 2026	/s/ Raymond A. Nielsen	Director
Raymond A. Nielsen

February 20, 2026	/s/ Joseph J. Perry	Director
Joseph J. Perry

February 20, 2026	/s/ Kevin Stein	Director
Kevin Stein

February 20, 2026	/s/ Dennis A. Suskind	Director
Dennis A. Suskind