Form 10-Q
period 2026-03-31
Dime Community Bancshares, Inc. /NY/
filed 2026-05-01
CIK 846617

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-34096

DIME COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

N/A

(Former name or former address, if changed since last report)

New York	11-2934195
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

898 Veterans Memorial Highway, Suite 560, Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

(631) 537-1000

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	DCOM	The New York Stock Exchange
Preferred Stock, Series A, $0.01 Par Value	DCOM PR	The New York Stock Exchange
9.000% Subordinated Notes, $25.00 Par Value	DCBG	The New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at April 24, 2026
$0.01 Par Value	44,113,491

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (together with its direct and indirect subsidiaries, the “Company”), in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Such factors include, without limitation, the following:

●	increases in competitive pressure among financial institutions or from non-financial institutions;
●	inflation and fluctuation in market interest rates, which may affect demand for our products, interest margins and the fair value of financial instruments;
●	our net interest margin is subject to material short-term fluctuation based upon market rates;
●	changes in deposit flows or composition, loan demand or real estate values;
●	changes in the quality and composition of our loan or investment portfolios or unanticipated or significant increases in loan losses;
●	changes in accounting principles, policies or guidelines;
●	changes in corporate and/or individual income tax laws or policies;
●	general socio-economic conditions, including conditions caused by public health emergencies, international conflict, inflation and recessionary pressures, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry;
●	legislative, regulatory or policy changes, including any changes in the monetary policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;
●	the imposition of tariffs and the responses of third parties thereto, which may increase inflationary pressures;
●	changes in distribution of federal funds or freezing of federal funding or grants, which could have an adverse effect on the ability of consumers and businesses to pay debts or affect the demand for loans and deposits;
●	our ability to effectively adapt to, or implement, technological changes;
●	political and regulatory conditions that contribute to market volatility and uncertainty;
●	breaches or failures of the Company’s information technology security systems;
●	our ability to successfully effect strategic plans;
●	the success of new business initiatives or the integration of any acquired entities;
●	difficulties or unanticipated expenses incurred in the consummation of new business initiatives or the integration of any acquired entities;
●	litigation or matters before regulatory agencies;
●	the risks referred to in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K; and/or

●	other unexpected material adverse changes in our financial condition, operations or earnings.

Accordingly, you should not place undue reliance on forward-looking statements. The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.   Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands except share amounts)

	March 31,	December 31,
	2026	2025
Assets:
Cash and due from banks	$2,059,618	$2,353,966
Securities available-for-sale, at fair value	838,219	797,935
Securities held-to-maturity	647,842	618,901
Loans held for sale	38,225	1,989
Loans held for investment, net of fees and costs	10,612,925	10,758,208
Allowance for credit losses	(100,673)	(97,372)
Total loans held for investment, net	10,512,252	10,660,836
Premises and fixed assets, net	30,580	31,255
Restricted stock	63,659	67,197
Bank Owned Life Insurance ("BOLI")	404,657	401,163
Goodwill	155,797	155,797
Other intangible assets	2,729	2,938
Operating lease assets	39,551	42,876
Derivative assets	70,811	76,315
Accrued interest receivable	57,690	55,572
Other assets	77,873	74,891
Total assets	$14,999,503	$15,341,631

Liabilities:
Interest-bearing deposits	$8,732,956	$8,879,114
Non-interest-bearing deposits	3,777,787	3,915,081
Deposits (excluding mortgage escrow deposits)	12,510,743	12,794,195
Non-interest-bearing mortgage escrow deposits	88,267	47,051
Interest-bearing mortgage escrow deposits	—	—
Total mortgage escrow deposits	88,267	47,051
Total deposits (including mortgage escrow deposits)	12,599,010	12,841,246
Federal Home Loan Bank of New York ("FHLBNY") advances	435,000	508,000
Subordinated debt, net	231,058	272,503
Derivative cash collateral	57,630	52,400
Operating lease liabilities	42,431	45,729
Derivative liabilities	69,305	73,573
Other liabilities	68,099	72,411
Total liabilities	13,502,533	13,865,862

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at March 31, 2026 and December 31, 2025)	116,569	116,569
Common stock ($0.01 par, 80,000,000 shares authorized, 46,151,302 shares issued at March 31, 2026 and December 31, 2025 respectively, and 44,057,126 shares and 43,862,327 shares outstanding at March 31, 2026 and December 31, 2025, respectively)	462	462
Additional paid-in capital	622,415	623,041
Retained earnings	876,133	854,167
Accumulated other comprehensive loss, net of deferred taxes	(33,019)	(31,468)
Unearned equity awards	(15,803)	(8,661)
Treasury stock, at cost (2,094,176 shares and 2,288,975 shares at March 31, 2026 and December 31, 2025, respectively)	(69,787)	(78,341)
Total stockholders' equity	1,496,970	1,475,769
Total liabilities and stockholders' equity	$14,999,503	$15,341,631

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Interest income:
Loans	$142,090	$142,705
Securities	12,788	11,323
Other short-term investments	18,522	7,837
Total interest income	173,400	161,865
Interest expense:
Deposits and escrow	52,364	58,074
Borrowed funds	8,300	8,381
Derivative cash collateral	485	1,197
Total interest expense	61,149	67,652
Net interest income	112,251	94,213
Provision for credit losses	12,313	9,626
Net interest income after provision for credit losses	99,938	84,587

Non-interest income:
Service charges and other fees	5,730	4,643
Title fees	142	98
Loan level derivative income	472	61
BOLI income	4,558	3,993
Gain on sale of SBA Loans	—	82
Gain on sale of residential loans	72	32
Fair value change in equity securities and loans held for sale	(38)	18
Loss on sale of other assets	(320)	—
Other	730	706
Total non-interest income	11,346	9,633
Non-interest expense:
Salaries and employee benefits	39,593	35,651
Severance	102	76
Occupancy and equipment	8,209	8,002
Data processing costs	5,423	4,794
Marketing	2,025	1,666
Professional services	1,909	2,116
Federal deposit insurance premiums	1,266	2,047
Net gain on extinguishment of debt for FHLB advances and subordinated debt	(974)	—
Loss due to pension settlement	—	7,231
Amortization of other intangible assets	209	252
Other	4,994	3,676
Total non-interest expense	62,756	65,511
Income before income taxes	48,528	28,709
Income tax expense	13,946	7,251
Net income	34,582	21,458
Preferred stock dividends	1,822	1,822
Net income available to common stockholders	$32,760	$19,636
Earnings per common share:
Basic	$0.75	$0.45
Diluted	$0.75	$0.45

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$34,582	$21,458
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities:
Change in net unrealized (loss) gain during the period	(5,181)	7,960
Accretion of net unrealized loss on securities transferred to held-to-maturity	661	724
Credit loss expense	—	893
Change in pension and other postretirement obligations:
Reclassification adjustment for benefit (expense) included in other expense	150	(87)
Change in the net actuarial gain	108	4,854
Change in unrealized gain (loss) on derivatives:
Change in net unrealized gain (loss) during the period	1,042	(7,567)
Reclassification adjustment for expense included in interest expense	974	1,840
Other comprehensive (loss) income before income taxes	(2,246)	8,617
Deferred tax (benefit) expense	(695)	2,644
Total other comprehensive (loss) income, net of tax	(1,551)	5,973
Total comprehensive income	$33,031	$27,431

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31, 2026
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2026	43,862,327	$116,569	$462	$623,041	$854,167	$(31,468)	$(8,661)	$(78,341)	$1,475,769
Net income	—	—	—	—	34,582	—	—	—	34,582
Other comprehensive loss, net of tax	—	—	—	—	—	(1,551)	—	—	(1,551)
Release of shares, net of forfeitures	275,652	—	—	(626)	—	—	(8,980)	9,765	159
Stock-based compensation	—	—	—	—	—	—	1,838	—	1,838
Shares received related to tax withholding	(80,853)	—	—	—	—	—	—	(1,211)	(1,211)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(10,794)	—	—	—	(10,794)
Ending balance as of March 31, 2026	44,057,126	$116,569	$462	$622,415	$876,133	$(33,019)	$(15,803)	$(69,787)	$1,496,970

	Three Months Ended March 31, 2025
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2025	43,622,292	$116,569	$461	$624,822	$794,526	$(45,018)	$(7,640)	$(87,203)	$1,396,517
Net income	—	—	—	—	21,458	—	—	—	21,458
Other comprehensive income, net of tax	—	—	—	—	—	5,973	—	—	5,973
Release of shares, net of forfeitures	252,273	—	—	(1,514)	—	—	(7,153)	8,835	168
Stock-based compensation	—	—	—	—	—	—	1,884	—	1,884
Shares received related to tax withholding	(75,489)	—	—	(3)	—	—	—	(1,202)	(1,205)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(10,960)	—	—	—	(10,960)
Ending balance as of March 31, 2025	43,799,076	$116,569	$461	$623,305	$803,202	$(39,045)	$(12,909)	$(79,570)	$1,412,013

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,582	$21,458
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of other assets	320	—
Fair value change in equity securities and loans held for sale	38	(18)
Gain on sale of loans held for sale	(72)	(114)
Net depreciation, amortization and accretion	1,039	1,085
Amortization (accretion) of fair value hedge basis point adjustments	190	(622)
Amortization of other intangible assets	209	252
Net gain on extinguishment of debt for FHLB advances and subordinated debt	(974)	—
Stock-based compensation	1,838	1,884
Provision for credit losses	12,313	9,626
Originations of loans held for sale	(3,545)	(3,062)
Proceeds from sale of loans originated for sale	5,335	3,603
Increase in cash surrender value of BOLI	(4,359)	(3,605)
Gain from death benefits from BOLI	(199)	(371)
Decrease in other assets	1,248	73,026
Increase (decrease) in other liabilities	9	(37,722)
Net cash provided by operating activities	47,972	65,420
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	4,000	—
Purchases of securities available-for-sale	(84,988)	(29,720)
Purchases of securities held-to-maturity	(36,338)	—
Proceeds from calls and principal repayments of securities available-for-sale	35,483	17,709
Proceeds from calls and principal repayments of securities held-to-maturity	8,134	6,823
Purchase of BOLI	—	(97,317)
Loans purchased	(15,804)	(3,921)
Proceeds from the sale of portfolio loans transferred to held for sale	2,275	5,165
Decrease in loans	111,594	15,184
Purchases of fixed assets, net	(1,337)	(570)
Sales of restricted stock, net	3,538	2,119
Net cash provided (used in) by investing activities	26,557	(84,528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits	(242,236)	(70,212)
Repayments from FHLBNY advances, short-term, net	(25,000)	(100,000)
Repayments of FHLBNY advances, long-term	(48,000)	—
Repayments of other short-term borrowings, net	—	(50,000)
Redemption of subordinated debentures	(40,000)	—
Release of stock for benefit plan awards	159	168
Payments related to tax withholding for equity awards	(1,211)	(1,205)
Cash dividends paid to preferred stockholders	(1,822)	(1,822)
Cash dividends paid to common stockholders	(10,767)	(10,690)
Net cash used in financing activities	(368,877)	(233,761)
Decrease in cash and cash equivalents	(294,348)	(252,869)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,353,966	1,283,571
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,059,618	$1,030,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,264	$3,999
Cash paid for interest	62,202	68,936
Loans transferred to held for sale	40,275	7,318
Loans transferred to held for investment	—	21,616
Operating lease assets in exchange for operating lease liabilities	334	2,750

See Notes to unaudited condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Dime Community Bancshares, Inc. (the “Company”) is engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Community Bank (“the Bank”). The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations also include Dime Abstract LLC (“Dime Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. As of March 31, 2026, we operated 62 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, Staten Island, and the Bronx, Westchester County and New Jersey.

The unaudited Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q include the collective results of the Company and its wholly-owned subsidiary, the Bank, which are collectively herein referred to as “we”, “us”, “our” and the “Company.”

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which remain significantly unchanged and have been followed similarly as in prior periods.

2. SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of March 31, 2026 and December 31, 2025, the results of operations and statements of comprehensive income for three months ended March 31, 2026 and 2025, the changes in stockholders’ equity for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025.

Please see “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for a discussion of areas in the accompanying unaudited condensed Consolidated Financial Statements utilizing significant estimates.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
		Defined		Other
		Benefit		Comprehensive
(In thousands)	Securities	Plans	Derivatives	Income (Loss)
Balance as of January 1, 2026	$(25,232)	$(4,398)	$(1,838)	$(31,468)
Other comprehensive (loss) income before reclassifications	(3,579)	74	720	(2,785)
Amounts reclassified from accumulated other comprehensive income	457	104	673	1,234
Net other comprehensive (loss) income during the period	(3,122)	178	1,393	(1,551)
Balance as of March 31, 2026	$(28,354)	$(4,220)	$(445)	$(33,019)

Balance as of January 1, 2025	$(43,767)	$(7,499)	$6,248	$(45,018)
Other comprehensive income (loss) before reclassifications	6,136	3,364	(5,244)	4,256
Amounts reclassified from accumulated other comprehensive income (loss)	502	(60)	1,275	1,717
Net other comprehensive income (loss) during the period	6,638	3,304	(3,969)	5,973
Balance as of March 31, 2025	$(37,129)	$(4,195)	$2,279	$(39,045)

The before-tax and after-tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Change in unrealized gain (loss) on securities:
Change in net unrealized (loss) gain during the period	$(5,181)	$7,960
Accretion of net unrealized loss on securities transferred to held-to-maturity	661	724
Credit loss expense	—	893
Net change	(4,520)	9,577
Tax (benefit) expense	(1,398)	2,939
Net change in unrealized (loss) gain on securities, net of reclassification adjustments and tax	(3,122)	6,638
Change in pension and other postretirement obligations:
Reclassification adjustment for benefit (expense) included in other expense	150	(87)
Change in the net actuarial gain	108	4,854
Net change	258	4,767
Tax expense	80	1,463
Net change in pension and other postretirement obligations	178	3,304
Change in unrealized gain (loss) on derivatives:
Change in net unrealized gain (loss) during the period	1,042	(7,567)
Reclassification adjustment for expense included in interest expense	974	1,840
Net change	2,016	(5,727)
Tax expense (benefit)	623	(1,758)
Net change in unrealized gain (loss) on derivatives, net of reclassification adjustments and tax	1,393	(3,969)
Other comprehensive (loss) income, net of tax	$(1,551)	$5,973

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended
	March 31,
(In thousands except share and per share amounts)	2026	2025
Net income available to common stockholders	$32,760	$19,636
Less: Dividends paid and earnings allocated to participating securities	(593)	(314)
Income attributable to common stock	$32,167	$19,322
Weighted-average common shares outstanding, including participating securities	43,897,404	43,642,621
Less: weighted-average participating securities	(788,286)	(693,931)
Weighted-average common shares outstanding	43,109,118	42,948,690
Basic EPS	$0.75	$0.45

Income attributable to common stock	$32,167	$19,322
Weighted-average common shares outstanding	43,109,118	42,948,690
Weighted-average common equivalent shares outstanding	—	—
Weighted-average common and equivalent shares outstanding	43,109,118	42,948,690
Diluted EPS	$0.75	$0.45

Common and equivalent shares resulting from the dilutive effect of “in-the-money” outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 26,995 weighted-average stock options outstanding for the three months ended March 31, 2026 and 2025, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

5. PREFERRED STOCK

Dime Community Bancshares, Inc. has 5,299,200 shares currently outstanding, or $132.5 million in aggregate liquidation preference, of its 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $25.00 per share (the “Preferred Stock”).

The Company expects to pay dividends when, as, and if declared by its board of directors, at a fixed rate of 5.50% per annum, payable quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Preferred Stock is perpetual and has no stated maturity. The Company may redeem the Preferred Stock at its option at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after June 15, 2026, or within 90 days following a regulatory capital treatment event, as described in the prospectus supplement and accompanying prospectus relating to the offering.

6. SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	—	(100)	$9,900
Corporate securities	182,500	1,185	(4,645)	179,040
Pass-through mortgage-backed securities ("MBS") issued by U.S. government sponsored entities ("U.S. GSEs")	430,424	2,331	(1,511)	431,244
Agency collateralized mortgage obligations ("CMOs")	224,173	377	(21,735)	202,815
State and municipal obligations	16,030	1	(811)	15,220
Total securities available-for-sale	$863,127	$3,894	$(28,802)	$838,219

	March 31, 2026
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$90,507	$—	$(6,657)	$83,850
Corporate securities	23,000	160	(900)	22,260
Pass-through MBS issued by U.S. GSEs	290,408	299	(31,439)	259,268
Agency CMOs	243,927	159	(24,080)	220,006
Total securities held-to-maturity	$647,842	$618	$(63,076)	$585,384

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(120)	$9,880
Corporate securities	169,051	1,443	(4,035)	166,459
Pass-through MBS issued by U.S. GSEs	387,549	4,782	(598)	391,733
Agency CMOs	231,309	904	(21,280)	210,933
State and municipal obligations	19,753	1	(824)	18,930
Total securities available-for-sale	$817,662	$7,130	$(26,857)	$797,935

	December 31, 2025
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$90,400	$—	$(6,287)	$84,113
Corporate securities	17,000	290	(238)	17,052
Pass-through MBS issued by U.S. GSEs	280,102	456	(31,101)	249,457
Agency CMOs	231,399	382	(22,321)	209,460
Total securities held-to-maturity	$618,901	$1,128	$(59,947)	$560,082

There were no transfers to or from securities held-to-maturity during the three months ended March 31, 2026 and 2025, respectively.

The carrying value of securities pledged at March 31, 2026 and December 31, 2025 was $823.7 million and $766.2 million, respectively.

At March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The following table presents the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2026
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$13,168	$13,038
One to five years	49,494	47,811
Five to ten years	141,868	139,476
Beyond ten years	4,000	3,835
Pass-through MBS issued by U.S. GSEs and agency CMOs	654,597	634,059
Total	$863,127	$838,219

Held-to-maturity
Within one year	$10,000	$9,889
One to five years	80,507	73,961
Five to ten years	23,000	22,260
Beyond ten years	—	—
Pass-through MBS issued by U.S. GSEs and agency CMOs	534,335	479,274
Total	$647,842	$585,384

The following table presents the information related to sales of securities available-for-sale as of the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Securities available-for-sale
Proceeds	$4,000	$—
Gross gains	—	—
Tax expense on gains	—	—
Gross losses	—	—
Tax benefit on losses	—	—

There were no sales of securities held-to-maturity during the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes the gross unrealized losses and fair value of securities available-for-sale aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	March 31, 2026
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$—	$—	$9,900	$100	$9,900	$100
Corporate securities	38,142	858	67,810	3,787	105,952	4,645
Pass-through MBS issued by U.S. GSEs	209,429	893	4,992	618	214,421	1,511
Agency CMOs	13,239	68	127,659	21,667	140,898	21,735
State and municipal obligations	300	—	10,974	811	11,274	811

	December 31, 2025
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$—	$—	$9,880	$120	$9,880	$120
Corporate securities	5,970	30	69,646	4,005	75,616	4,035
Pass-through MBS issued by U.S. GSEs	—	—	5,214	598	5,214	598
Agency CMOs	8,478	83	135,961	21,197	144,439	21,280
State and municipal obligations	—	—	14,984	824	14,984	824

As of March 31, 2026, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available-for-sale debt securities was required. As of March 31, 2025, the Company recorded an $893 thousand allowance for credit losses on one available-for-sale corporate security due to the issuer’s non-compliance with certain financial covenants, which was considered a credit deterioration event. Given the high-quality composition of the Company’s held-to-maturity portfolio, the Company did not record an allowance for credit losses on the held-to-maturity portfolio as of March 31, 2026. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Accrued interest receivable on securities totaling $6.6 million and $5.9 million at March 31, 2026 and December 31, 2025, respectively, was included in other assets in the Consolidated Statements of Financial Condition and excluded from the amortized cost and estimated fair value totals in the table above.

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

At March 31, 2026, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. government: Agency Notes, Treasury Securities, Pass-through MBS issued by U.S. GSEs, Agency Collateralized Mortgage Obligations. None of the unrealized losses are related to credit quality of the issuer. A majority of the state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

The following table presents a rollforward of the allowance for credit losses for corporate securities available-for-sale for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Beginning balance	$—	$—
Provision for credit losses	—	893
Ending balance	$—	$893

7. LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	March 31, 2026	December 31, 2025
Business loans (1)	$3,364,876	$3,240,436
One-to-four family residential and coop/condo apartment	1,048,031	1,035,803
Multifamily residential and residential mixed-use	3,249,678	3,424,522
Non-owner-occupied commercial real estate	2,840,895	2,933,011
Acquisition, development, and construction ("ADC")	100,574	117,215
Other loans	9,597	6,558
Total	10,613,651	10,757,545
Fair value hedge basis point adjustments (2)	(726)	663
Total loans, net of fair value hedge basis point adjustments	10,612,925	10,758,208
Allowance for credit losses	(100,673)	(97,372)
Loans held for investment, net	$10,512,252	$10,660,836
(1)	Business loans include commercial and industrial loans (“C&I loans”) and owner-occupied commercial real estate loans.
(2)	The loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

During the three months ended March 31, 2026, the Company transferred loans with an aggregate principal balance of $46.2 million from loans held for investment to loans held for sale. At the time of the transfer, the loans were placed on non-accrual status with an associated charge-off of $8.2 million, resulting in $38.0 million being transferred to held for sale status.

The following tables present data regarding the allowance for credit losses activity on loans held for investment for the periods indicated:

	At or for the Three Months Ended March 31, 2026
		One-to-Four	Multifamily
		Family	Residential
		Residential and	and	Non-Owner-Occupied
	Business	Coop/ Condo	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$49,770	$10,034	$14,053	$21,130	$2,070	$315	$97,372
Provision (recovery) for credit losses	4,467	(789)	7,020	1,427	(447)	197	11,875
Charge-offs	(542)	—	(8,166)	—	—	(19)	(8,727)
Recoveries	149	—	—	—	—	4	153
Ending balance	$53,844	$9,245	$12,907	$22,557	$1,623	$497	$100,673

	At or for the Three Months Ended March 31, 2025
		One-to-Four	Multifamily
		Family	Residential
		Residential and	and	Non-Owner-Occupied
	Business	Coop/ Condo	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$42,898	$9,501	$11,946	$21,876	$2,323	$207	$88,751
Provision for credit losses	931	288	1,141	6,281	37	84	8,762
Charge-offs	(176)	(44)	—	(7,082)	—	(35)	(7,337)
Recoveries	262	—	—	—	—	17	279
Ending balance	$43,915	$9,745	$13,087	$21,075	$2,360	$273	$90,455

The following tables present the amortized cost basis of loans on non-accrual status as of the periods indicated:

	March 31, 2026
	Non-accrual with	Non-accrual with	Related
(In thousands)	No Allowance	Allowance	Allowance
Business loans	$4,284	$19,973	$16,435
One-to-four family residential and coop/condo apartment	—	4,088	35
Non-owner-occupied commercial real estate	11,897	16,471	2,471
ADC	—	412	316
Other loans	—	11	11
Total	$16,181	$40,955	$19,268

	December 31, 2025
	Non-accrual with	Non-accrual with	Related
(In thousands)	No Allowance	Allowance	Allowance
Business loans	$3,973	$18,633	$14,877
One-to-four family residential and coop/condo apartment	—	3,623	35
Non-owner-occupied commercial real estate	25,656	15	15
ADC	—	412	316
Total	$29,629	$22,683	$15,243

The Company did not recognize interest income on non-accrual loans held for investment during the three months ended March 31, 2026 and 2025.

The following tables summarize the past due status of the Company’s loan held for investment portfolio as of the dates indicated:

	March 31, 2026
			90 Days
			Or More		Total
	30 to 59	60 to 89	Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing	Non-accrual	Non-accrual	Current	Loans
Business loans	$1,968	$171	$—	$24,257	$26,396	$3,338,480	$3,364,876
One-to-four family residential and coop/condo apartment	4,262	—	—	4,088	8,350	1,039,681	1,048,031
Multifamily residential and residential mixed-use	65,581	11,269	—	—	76,850	3,172,828	3,249,678
Non-owner-occupied commercial real estate	498	—	—	28,368	28,866	2,812,029	2,840,895
ADC	—	—	—	412	412	100,162	100,574
Other loans	53	4	—	11	68	9,529	9,597
Total	$72,362	$11,444	$—	$57,136	$140,942	$10,472,709	$10,613,651

	December 31, 2025
			90 Days
			Or More		Total
	30 to 59	60 to 89	Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing	Non-accrual	Non-accrual	Current	Loans
Business loans	$4,617	$2,075	$—	$22,606	$29,298	$3,211,138	$3,240,436
One-to-four family residential and coop/condo apartment	7,943	389	—	3,623	11,955	1,023,848	1,035,803
Multifamily residential and residential mixed-use	3,667	27,608	—	—	31,275	3,393,247	3,424,522
Non-owner-occupied commercial real estate	12,597	—	—	25,671	38,268	2,894,743	2,933,011
ADC	—	—	—	412	412	116,803	117,215
Other loans	—	—	—	—	—	6,558	6,558
Total	$28,824	$30,072	$—	$52,312	$111,208	$10,646,337	$10,757,545

Accruing Loans 90 Days or More Past Due:

There were no accruing loans 90 days or more past due at March 31, 2026 or at December 31, 2025.

Collateral Dependent Loans:

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated:

	March 31, 2026		December 31, 2025
	Real Estate	Associated Allowance	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses	Collateral Dependent	for Credit Losses
Business loans	$11,433	$3,806	$11,039	$3,507
Non-owner-occupied commercial real estate	28,368	2,471	25,671	15
ADC	412	316	412	316
Total	$40,213	$6,593	$37,122	$3,838

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

The following tables presents loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted during the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026
			Term	Payment	Term
			Extension	Delay	Extension		% of
			and	and	and		Total
		Significant	Significant	Interest	Interest		Class of
	Term	Payment	Payment	Rate	Rate		Financing
(Dollars in thousands)	Extension	Delay	Delay	Reduction	Reduction	Total	Receivable
Business loans	$2,522	$—	$—	$—	$649	$3,171	0.1%
Multifamily residential and residential mixed-use	—	27,610	—	—	—	27,610	0.8
Non-owner-occupied commercial real estate	2,319	—	—	—	—	2,319	0.1
Total	$4,841	$27,610	$—	$—	$649	$33,100	0.3%

	For the Three Months Ended March 31, 2025

				Significant
			Term	Payment	Term
			Extension	Delay	Extension		% of
			and	and	and		Total
		Significant	Significant	Interest	Interest		Class of
	Term	Payment	Payment	Rate	Rate		Financing
(Dollars in thousands)	Extension	Delay	Delay	Reduction	Reduction	Total	Receivable
Business loans	$—	$521	$—	$—	$14,188	$14,709	0.5%
Multifamily residential and residential mixed-use	—	27,603	—	—	—	27,603	0.7
Non-owner-occupied commercial real estate	—	27,752	—	15,205	—	42,957	1.3
Total	$—	$55,876	$—	$15,205	$14,188	$85,269	0.8%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty as of the dates indicated:

	For the Three Months Ended March 31, 2026
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	2.25%	19	$—
Multifamily residential and residential mixed-use	—	—	907
Non-owner-occupied commercial real estate	—	10	—

	For the Three Months Ended March 31, 2025
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	1.25%	103	$10
Multifamily residential and residential mixed-use	—	—	407
Non-owner-occupied commercial real estate	3.75	—	1,131

The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables describe the performance of loans that have been modified during the past 12 months.

	March 31, 2026
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$6,381	$—	$—	$—	$2,187	$8,568
Multifamily residential and residential mixed-use	45,270	28,701	—	—	—	73,971
Non-owner-occupied commercial real estate	12,058	—	—	—	—	12,058
Total	$63,709	$28,701	$—	$—	$2,187	$94,597

	March 31, 2025
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$18,899	$—	$—	$—	$245	$19,144
One-to-four family residential and coop/condo apartment	—	—	—	—	892	892
Multifamily residential and residential mixed-use	—	27,603	—	—	—	27,603
Non-owner-occupied commercial real estate	27,752	—	—	—	15,205	42,957
Total	$46,651	$27,603	$—	$—	$16,342	$90,596

As of March 31, 2026, there were two business loans totaling $1.2 million that were modified to borrowers experiencing financial difficulty during the prior 12 months that subsequently defaulted. As of March 31, 2026, there were $1.0 million of non-accrual business loans that were modified to borrowers experiencing financial difficulty and remained on non-accrual status. As of March 31, 2025, there was one $15.2 million non-owner-occupied commercial loan that was modified to a borrower experiencing financial difficulty during the prior 12 months that subsequently defaulted. As of March 31, 2025, there were $245 thousand and $892 thousand of non-accrual business loans and one-to-four family residential loans, respectively, that were modified to borrowers experiencing financial difficulty and remained on non-accrual status. For the purposes of this disclosure, a payment default is defined as 90 or more days past due. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	March 31, 2026
(In thousands)	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$173,633	$443,333	$298,520	$204,298	$290,643	$564,445	$1,176,339	$101,356	$3,252,567
Special mention	—	—	1,654	245	7,622	34,122	2,477	14,933	61,053
Substandard	—	134	361	553	3,504	18,848	1,162	26,083	50,645
Doubtful	—	—	—	—	—	611	—	—	611
Total business loans	173,633	443,467	300,535	205,096	301,769	618,026	1,179,978	142,372	3,364,876
YTD Gross Charge-Offs	—	—	—	152	—	—	—	390	542

One-to-four family residential and coop/condo apartment
Pass	40,846	166,715	121,822	141,732	187,000	352,970	20,329	9,317	1,040,731
Special mention	—	—	—	262	—	28	—	—	290
Substandard	—	—	—	—	474	4,518	964	1,054	7,010
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential and coop/condo apartment	40,846	166,715	121,822	141,994	187,474	357,516	21,293	10,371	1,048,031
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Multifamily residential and residential mixed-use:
Pass	4,853	54,858	21,025	224,858	1,109,479	1,619,167	2,798	6,098	3,043,136
Special mention	—	1,806	—	—	—	71,628	—	—	73,434
Substandard	—	—	—	—	28,034	105,074	—	—	133,108
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	4,853	56,664	21,025	224,858	1,137,513	1,795,869	2,798	6,098	3,249,678
YTD Gross Charge-Offs	—	—	—	—	—	8,166	—	—	8,166

Non-owner-occupied commercial real estate
Pass	5,909	92,268	54,433	200,864	637,047	1,687,408	7,306	15,864	2,701,099
Special mention	—	—	—	—	—	92,340	—	—	92,340
Substandard	—	—	—	—	13,440	34,016	—	—	47,456
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	5,909	92,268	54,433	200,864	650,487	1,813,764	7,306	15,864	2,840,895
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

ADC:
Pass	3,375	27,633	15,814	31,536	3,655	422	15,594	2,133	100,162
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	412	412
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	3,375	27,633	15,814	31,536	3,655	422	15,594	2,545	100,574
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	228,616	784,807	511,614	803,288	2,227,824	4,224,412	1,222,366	134,768	10,137,695
Special mention	—	1,806	1,654	507	7,622	198,118	2,477	14,933	227,117
Substandard	—	134	361	553	45,452	162,456	2,126	27,549	238,631
Doubtful	—	—	—	—	—	611	—	—	611
Total Loans	$228,616	$786,747	$513,629	$804,348	$2,280,898	$4,585,597	$1,226,969	$177,250	$10,604,054
YTD Gross Charge-Offs	$—	$—	$—	$152	$—	$8,166	$—	$390	$8,708

	December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$444,515	$320,751	$212,384	$302,778	$182,244	$408,711	$1,170,533	$96,748	$3,138,664
Special mention	—	107	265	2,856	15,143	20,428	7,822	2,457	49,078
Substandard	—	85	2,944	3,669	7,611	10,613	4,320	22,841	52,083
Doubtful	—	—	—	—	—	611	—	—	611
Total business loans	444,515	320,943	215,593	309,303	204,998	440,363	1,182,675	122,046	3,240,436
YTD Gross Charge-Offs	—	—	—	1,492	605	—	4,296	1,313	7,706

One-to-four family residential and coop/condo apartment
Pass	170,056	125,945	145,449	192,988	91,910	270,964	23,035	8,598	1,028,945
Special mention	—	—	263	—	—	28	—	—	291
Substandard	—	—	—	474	—	4,542	652	899	6,567
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential and coop/condo apartment	170,056	125,945	145,712	193,462	91,910	275,534	23,687	9,497	1,035,803
YTD Gross Charge-Offs	—	—	—	—	—	44	—	—	44

Multifamily residential and residential mixed-use:
Pass	54,958	21,186	229,634	1,127,686	536,029	1,211,361	4,748	4,705	3,190,307
Special mention	1,824	—	—	7,214	15,963	111,626	—	—	136,627
Substandard	—	—	—	20,821	3,069	73,698	—	—	97,588
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	56,782	21,186	229,634	1,155,721	555,061	1,396,685	4,748	4,705	3,424,522
YTD Gross Charge-Offs	—	—	—	—	—	69	—	—	69

Non-owner-occupied commercial real estate
Pass	95,771	54,625	202,035	695,850	573,086	1,157,080	7,908	15,961	2,802,316
Special mention	—	—	—	—	637	92,057	—	—	92,694
Substandard	—	—	—	—	16,471	21,530	—	—	38,001
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	95,771	54,625	202,035	695,850	590,194	1,270,667	7,908	15,961	2,933,011
YTD Gross Charge-Offs	—	—	—	—	—	23,644	1,824	—	25,468

ADC:
Pass	28,379	18,907	41,151	6,075	4,805	—	15,345	2,141	116,803
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	412	412
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	28,379	18,907	41,151	6,075	4,805	—	15,345	2,553	117,215
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	793,679	541,414	830,653	2,325,377	1,388,074	3,048,116	1,221,569	128,153	10,277,035
Special mention	1,824	107	528	10,070	31,743	224,139	7,822	2,457	278,690
Substandard	—	85	2,944	24,964	27,151	110,383	4,972	24,152	194,651
Doubtful	—	—	—	—	—	611	—	—	611
Total Loans	$795,503	$541,606	$834,125	$2,360,411	$1,446,968	$3,383,249	$1,234,363	$154,762	$10,750,987
YTD Gross Charge-Offs	$—	$—	$—	$1,492	$605	$23,757	$6,120	$1,313	$33,287

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

	March 31, 2026	December 31, 2025
Performing	$9,586	$6,558
Non-accrual	11	—
Total	$9,597	$6,558

8. LEASES

The following table presents the Company’s remaining maturities of undiscounted lease payments, as well as a reconciliation to the discounted operating lease liabilities in the Consolidated Statements of Financial Condition at March 31, 2026:

(In thousands)
2026	$11,301
2027	13,561
2028	7,308
2029	4,780
2030	3,273
Thereafter	5,501
Total undiscounted lease payments	45,724
Less amounts representing interest	(3,293)
Operating lease liabilities	$42,431

Other information related to the Company’s operating leases was as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating lease cost	$3,765	$3,632
Cash paid for amounts included in the measurement of operating lease liabilities	3,833	3,651

	As of March 31, 2026		As of December 31, 2025
Weighted average remaining lease term	4.1	years	4.3	years
Weighted average discount rate	3.22%		3.18%

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

Effect of Derivatives on the Consolidated Statements of Financial Condition

The tables below present the notional amounts and fair values of the Company’s derivative financial instruments as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Assets	Amount	Assets
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$125,000	$1,634	$600,000	$2,758

Derivatives not designated as hedging instruments:
Interest rate products	1,615,400	69,177	1,655,545	73,557

	March 31, 2026		December 31, 2025
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Liabilities	Amount	Liabilities
Derivatives designated as hedging instruments:
Fair value hedges - interest rate products	$350,000	$112	$350,000	$8
Cash flow hedges - interest rate products	450,000	12	—	—

Derivatives not designated as hedging instruments:
Interest rate products	1,615,400	69,177	1,655,545	73,557
Risk participations	135,020	4	156,730	8

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026		2025
	Interest	Interest	Interest	Interest
(In thousands)	Income	Expense	Income	Expense
Effects of fair value or cash flow hedges are recorded	$190	$974	$(622)	$1,840

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts:
Hedged items	(1,389)	—	(683)	—
Derivatives designated as hedging instruments	1,579	—	61	—

Gain or (loss) on cash flow hedging relationships
Interest contracts:
Loss reclassified from AOCI into income	—	974	—	1,840

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

As of March 31, 2026, the Company received $825 thousand from the Chicago Mercantile Exchange (“CME”) clearing house related to the fair value derivatives settled daily to market. As of December 31, 2025, the Company posted $660 thousand to the CME clearing house related to fair value derivatives settled daily to market. The Company pays an average fixed rate of 3.42% and receives a floating rate based on the US federal funds effective rate for the life of the agreement without an exchange of the underlying notional amount.

The amortized cost basis of the closed portfolio of the fixed rate mortgage loans on March 31, 2026 totaled $651.5 million. The amount identified as the last-of-layer in the open hedge relationship was $350.0 million, which is the amount of loans in the closed portfolio anticipated to be outstanding for the designated hedge period. The basis adjustment associated with the hedge was a $726 thousand liability as of March 31, 2026, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedged relationship.

The amortized cost basis of the closed portfolio of the fixed rate mortgage loans on December 31, 2025 totaled $666.9 million. The amount identified as the last-of-layer in the open hedge relationship was $350.0 million, which is the amount of loans in the closed portfolio anticipated to be outstanding for the designated hedge period. The basis adjustment associated with the hedge was a $663 thousand asset as of December 31, 2025, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedged relationship.

During the three months ended March 31, 2026, the Company recorded a $190 thousand credit, from the swap transactions as a component of interest income in the consolidated statements of operations. During the three months ended March 31, 2025, the Company recorded a $622 thousand debit from the swap transactions as a component of interest income in the consolidated statements of operations.

As of March 31, 2026 and December 31, 2025, the following amounts were recorded on the consolidated statements of financial condition related to cumulative basis adjustment for fair value hedges:

	March 31, 2026		December 31, 2025
(In thousands)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed Rate Loans	$650,739	$(726)	$667,584	$663

Cash Flow Hedges

Cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company uses these types of derivatives to hedge the variable cash flows associated with existing or forecasted issuances of short-term borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $610 thousand will be reclassified as a decrease to interest expense.

The Company did not terminate any derivatives during the three months ended March 31, 2026 or March 31, 2025, respectively.

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Gain (loss) recognized in other comprehensive income (loss)	$1,042	$(7,567)
Loss reclassified from other comprehensive income into interest expense	(974)	(1,840)

All cash flow hedges are recorded gross on the Consolidated Statement of Financial Condition.

Certain cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Company to post cash collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of March 31, 2026 and December 31, 2025, the Company did not post collateral to the third-party counterparties. As of March 31, 2026, the Company received $2.3 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2025, the Company received $3.4 million in collateral from its third-party counterparties under the agreements in a net asset position. Additionally, the Bank entered into certain cash flow hedges that are exchange-traded through CME and are settled daily to market. As of March 31, 2026, the Company posted $2.3 million to the CME clearing house that are accounted for as settlements of the derivative liabilities. As of December 31, 2025, the Company posted $5.4 million to the CME clearing house that are accounted for as settlements of the derivative asset.

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

	March 31, 2026
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/liabilities:
Loan level interest rate swaps with borrower	61	$723,263	$8,542	$—
Loan level interest rate swaps with borrower	151	892,137	—	60,635
Loan level interest rate swaps with third-party counterparties	61	723,263	—	8,542
Loan level interest rate swaps with third-party counterparties	151	892,137	60,635	—

	December 31, 2025
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/liabilities:
Loan level interest rate swaps with borrower	66	$782,882	$13,491	$—
Loan level interest rate swaps with borrower	148	872,663	—	60,066
Loan level interest rate swaps with third-party counterparties	66	782,882	—	13,491
Loan level interest rate swaps with third-party counterparties	148	872,663	60,066	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	March 31,
(In thousands)	2026	2025
Loan level derivative income	$472	$61

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of March 31, 2026, the Company did not post any collateral to its third-party counterparty. As of December 31, 2025, the Company posted $3.0 million in collateral to its third-party counterparties. As of March 31, 2026, the Company received $55.3 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2025, the Company received $49.1 million in collateral from its third-party counterparties under the agreements in a net asset position.

Risk Participation Agreements

The Company enters into risk participation agreements to manage economic risks but does not designate the instruments in hedge relationships. As of March 31, 2026 and December 31, 2025, the notional amounts of risk participation agreements for derivative liabilities were $135.0 million and $156.7 million, respectively. The related fair values of the Company’s risk participation agreements as of March 31, 2026 and December 31, 2025 were $4 thousand and $8 thousand, respectively.

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

For derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, any breach of the above provisions by the Company may require settlement of its obligations under the agreements at the termination value with the respective counterparty. As of March 31, 2026, there were no derivatives in a net liability position, and therefore the termination value was zero. There were no provisions breached for the three months ended March 31, 2026.

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

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by U.S. GSEs as of March 31, 2026 and December 31, 2025, respectively. In accordance with the Company’s investment policy, corporate securities are rated “investment grade” at the time of purchase and the financials of the issuers are reviewed quarterly.

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

		Fair Value Measurements
		at March 31, 2026 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$9,900	$—	$9,900	$—
Treasury securities	—	—	—	—
Corporate securities	179,040	—	179,040	—
Pass-through MBS issued by U.S. GSEs	431,244	—	431,244	—
Agency CMOs	202,815	—	202,815	—
State and municipal obligations	15,220	—	15,220	—
Equity securities	2,685	—	2,685	—
Derivative – cash flow hedges	1,634	—	1,634	—
Derivative – freestanding derivatives, net	69,177	—	69,177	—
Financial Liabilities:
Derivative – fair value hedges	112	—	112	—
Derivative – cash flow hedges	12	—	12	—
Derivative – freestanding derivatives, net	69,177	—	69,177	—
Derivative – risk participations	4	—	4	—

		Fair Value Measurements
		at December 31, 2025 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency Notes	$9,880	$—	$9,880	$—
Corporate securities	166,459	—	166,459	—
Pass-through MBS issued by U.S. GSEs	391,733	—	391,733	—
Agency CMOs	210,933	—	210,933	—
State and municipal obligations	18,930	—	18,930	—
Equity securities	2,723	—	2,723	—
Derivative – cash flow hedges	2,758	—	2,758	—
Derivative – freestanding derivatives, net	73,557	—	73,557	—
Financial Liabilities:
Derivative – fair value hedge	8	—	8	—
Derivative – freestanding derivatives, net	73,557	—	73,557	—
Derivative – risk participations	8	—	8	—

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

March 31, 2026
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$17,438	$—	$—	$17,438

December 31, 2025
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$3,655	$—	$—	$3,655

Individually evaluated loans with an allowance for credit losses at March 31, 2026 had a carrying amount of $17.4 million, which is made up of the outstanding balance of $24.0 million, net of a valuation allowance of $6.6 million. Collateral dependent individually analyzed loans as of March 31, 2026 resulted in a $2.8 million credit loss provision, which is included in the amounts reported in the Consolidated Statements of Operations.

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

		Fair Value Measurements
		at March 31, 2026 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$2,059,618	$2,059,618	$—	$—	$2,059,618
Securities held-to-maturity	647,842	—	585,384	—	585,384
Loans held for sale	38,225	—	—	38,225	38,225
Loans held for investment, net	10,494,814	—	—	10,329,553	10,329,553
Accrued interest receivable	57,690	—	7,328	50,362	57,690
Financial Liabilities:
Savings, money market and checking accounts (1)	11,509,117	11,509,117	—	—	11,509,117
Certificates of deposit ("CDs")	1,089,893	—	1,088,294	—	1,088,294
FHLBNY advances	435,000	—	436,292	—	436,292
Subordinated debt, net	231,058	—	223,940	—	223,940
Accrued interest payable	8,700	—	8,700	—	8,700

(1) Includes mortgage escrow deposits.

		Fair Value Measurements
		at December 31, 2025 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$2,353,966	$2,353,966	$—	$—	$2,353,966
Securities held-to-maturity	618,901	—	560,082	—	560,082
Loans held for sale	1,989	—	—	1,989	1,989
Loans held for investment, net	10,657,181	—	—	10,459,618	10,459,618
Accrued interest receivable	55,572	—	6,748	48,824	55,572
Financial Liabilities:
Savings, money market and checking accounts (1)	11,724,128	11,724,128	—	—	11,724,128
CDs	1,117,118	—	1,115,830	—	1,115,830
FHLBNY advances	508,000	—	511,074	—	511,074
Subordinated debt, net	272,503	—	267,493	—	267,493
Accrued interest payable	7,752	—	7,752	—	7,752

(1) Includes mortgage escrow deposits.

11. OTHER INTANGIBLE ASSETS

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable.

(In thousands)	March 31, 2026	December 31, 2025
Gross carrying value	$10,204	$10,204
Accumulated amortization	(7,475)	(7,266)
Net carrying amount	$2,729	$2,938

Amortization expense recognized on intangible assets was $209 thousand and $252 thousand for the three months ended March 31, 2026 and 2025, respectively.

Estimated amortization expense for the remainder of 2026 through 2030 and thereafter is as follows:

(In thousands)
2026	$586
2027	664
2028	560
2029	475
2030	411
Thereafter	33
Total	$2,729

12. FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY totaling $435.0 million and $508.0 million at March 31, 2026 and December 31, 2025, respectively, all of which were fixed rate. In accordance with the Collateral Pledge and Security Agreement with the FHLBNY, the Bank had remaining FHLBNY borrowing capacity of $1.65 billion as of March 31, 2026 and $1.52 billion as of December 31, 2025, and maintained sufficient qualifying collateral, as defined by the FHLBNY.

For the three months ended March 31, 2026, the Company recorded $515 thousand in prepayment penalty expense related to the extinguishment of debt. During the three months ended March 31, 2025, the Company did not incur any prepayment penalty expense related to the extinguishment of debt.

The following table is a summary of FHLBNY extinguishments for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
FHLBNY advances extinguished	$48,000	$-
Weighted average rate	4.20%	-%
Loss on extinguishment of debt	$515	$-

The following table presents the contractual maturities of FHLBNY advances for each of the next five years.

(Dollars in thousands)	March 31, 2026	December 31, 2025
2026, fixed rate at rates from 3.82% to 4.14%	375,000	400,000
2027, fixed rate at 4.25%	—	36,000
2028, fixed rate at 4.04%	—	12,000
2029, fixed rate at rates from 3.98% to 4.03%	60,000	60,000
Total FHLBNY advances	$435,000	$508,000

Total FHLBNY advances had a weighted average interest rate of 3.86% and 4.00% at March 31, 2026 and December 31, 2025, respectively.

13. SUBORDINATED DEBENTURES

On June 28, 2024, the Company issued $65.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due 2034 (the “2024 Notes”). The 2024 Notes are callable at par after five years, have a stated maturity of July 15, 2034, and bear interest at a fixed annual rate of 9.00% per year, payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on October 15, 2024. The last interest payment for the fixed rate period will be July 15, 2029. From and including July 15, 2029, to, but excluding the stated maturity date or any earlier redemption date, the interest rate will reset quarterly to an annual interest rate equal to the benchmark rate (which is expected to be Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 495.1 basis points, payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on October 15, 2029.

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

The remaining $40.0 million of fixed-to-floating rate subordinated debentures were issued by the Company in September 2015, are callable at par after ten years, have a stated maturity of September 30, 2030, and bear interest at a fixed annual rate of 5.75% per year, for the first ten years. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate resets quarterly to an annual interest rate equal to the then-current three-month CME Term SOFR plus 372 basis points.

During the first quarter of 2026, the Company redeemed at par all of its outstanding $40.0 million principal amount of Fixed/Floating Subordinated Debentures due 2030. Upon redemption, the Company recognized a pre-tax gain of $1.5 million, which was recorded in non-interest expense.

The subordinated debentures totaled $231.1 million and $272.5 million at March 31, 2026 and December 31, 2025, respectively. Interest expense related to the subordinated debentures was $4.4 million and $4.3 million during the three months ended March 31, 2026 and March 31, 2025, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

14. RETIREMENT AND POSTRETIREMENT PLANS

The Bank maintains two noncontributory pension plans that existed before the Merger: (i) the Retirement Plan of Dime Community Bank (“Employee Retirement Plan”) and (ii) the BNB Bank Pension Plan, covering all eligible employees.

Employee Retirement Plan

The Bank sponsors the Employee Retirement Plan, a tax-qualified, noncontributory, defined-benefit retirement plan. Prior to April 1, 2000, substantially all full-time employees of at least 21 years of age were eligible for participation after one year of service. Effective April 1, 2000, the Bank froze all participant benefits under the Employee Retirement Plan. Effective December 31, 2023, the Employee Retirement Plan was terminated. Retirement benefits of the plan were vested as they were earned. For the year ended December 31, 2025, the Bank used December 31st as its measurement date for the Employee Retirement Plan.

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

The following tables represent the components of net periodic benefit (credit) cost associated with these plans:

	Three Months Ended March 31,
	2026	2025
	Employee	BNB Bank	Employee
(In thousands)	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$—	$—	$—
Interest cost	207	271	217
Expected return on assets	(315)	(534)	(323)
Amortization of unrealized loss	258	49	233
Net periodic benefit (credit)	$150	$(214)	$127
Settlement loss recognized	—	7,231	—
Total benefit cost	$150	$7,017	$127

There were no contributions to the Employee Retirement Plan for the three months ended March 31, 2026 and 2025. There was no contributions to the BNB Bank Pension Plan for the three months ended March 31, 2025, prior to the termination being completed.

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) that existed before the Merger. The 401(k) Plan covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the first pay date following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $24,500 for the calendar year ended December 31, 2026. Under the provisions of the 401(k) Plan, Dime Community Bank provides an employer non-elective contribution to employee accounts equivalent to 3% of eligible compensation. Participants can invest their account balances into several investment alternatives. The 401(k) Plan does not allow for investment of new contributions in the Company’s common stock, nor does it allow participants to transfer existing balances into the Company’s common stock. The 401(k) Plan held Company common stock within the accounts of participants totaling $6.1 million and $6.0 million at March 31, 2026 and March 31, 2025, respectively. During the three months ended March 31, 2026, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $1.1 million. During the three months ended March 31, 2025, the Company did not recognize any expense as a component of salaries and employee benefits expense for the 401(k) Plan.

15. STOCK-BASED COMPENSATION

In May 2021, the Company’s stockholders approved the Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. The Company no longer makes grants under the Legacy Stock Plans. Awards outstanding under the Legacy Stock Plans will continue to remain outstanding and subject to the terms and conditions of the Legacy Stock Plans. An additional 1,185,000 shares of common stock were reserved to be issued under the 2021 Equity Incentive Plan following stockholder approval at the Annual Meeting of Shareholders on May 23, 2024. At March 31, 2026, there were 924,365 shares reserved for issuance under the 2021 Equity Incentive Plan.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Dollars in thousands except share and per share amounts)	Options	Price	Years	Value
Options outstanding at January 1, 2026	26,995	$35.39	3.2	$—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Options outstanding at March 31, 2026	26,995	$35.39	3.0	$—
Options vested and exercisable at March 31, 2026	26,995	$35.39	3.0	$—

Information related to stock options during each period is as follows:

March 31,
(In thousands)	2026	2025
Cash received for option exercise cost	$—	$—
Income tax (expense) benefit recognized on stock option exercises	—	—
Intrinsic value of options exercised	—	—

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of March 31, 2026 were as follows:

	Outstanding Options		Vested Options
		Weighted		Weighted
		Average		Average
	Number	Contractual	Number	Contractual
	of	Years	of	Years
	Options	Remaining	Options	Remaining
Exercise Prices:
$34.87	10,061	3.9	10,061	3.9
$35.35	9,802	2.9	9,802	2.9
$36.19	7,132	1.9	7,132	1.9
Total	26,995	3.0	26,995	3.0

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2026	457,368	$24.88
Shares granted	187,456	31.50
Shares vested	(185,316)	24.90
Shares forfeited	(17,174)	23.42
Unvested allocated shares outstanding at March 31, 2026	442,334	$27.74

Information related to RSAs during each period is as follows:

	March 31,
(In thousands)	2026	2025
Compensation expense recognized	$1,200	$1,406
Income tax benefit recognized on vesting of RSAs	447	322

As of March 31, 2026, there was $10.7 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 2.3 years.

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

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Maximum aggregate share payout at January 1, 2026	307,498	$21.41
Shares granted	105,326	32.76
Shares forfeited	(3,387)	12.44
Shares vested	(34,395)	19.34
Maximum aggregate share payout at March 31, 2026	375,042	$24.87
Minimum aggregate share payout	—	—
Expected aggregate share payout	375,042	$24.87

Information related to PSAs during each period is as follows:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Compensation expense recognized	$638	$478
Income tax benefit (expense) recognized on vesting of PSAs	102	(9)

As of March 31, 2026, there was $5.8 million of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.2 years.

16. INCOME TAXES

During the three months ended March 31, 2026 and 2025, the Company’s consolidated effective tax rates were 28.7% and 25.3%, respectively. There were no significant unusual income tax items during the three months ended March 31, 2026 and 2025, respectively.

17. SEGMENT REPORTING

The Chief Executive Officer, who is designated as the chief operating decision maker (“CODM”), determines the Company’s reportable segment. The Chief Executive Officer along with others in the Company’s executive management evaluates performance and allocates resources based upon analysis of the Company as one operating segment or unit.  The activities of the Company comprise one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on the manner in which it supports the other activities of the Company. All the consolidated assets are attributable to the Community Banking segment. The accounting policies of the Community Banking segment are the same as those described in Note 1 “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2025.

The Company provides a range of community banking services, including commercial and consumer lending, personal and business banking, treasury management and merchant services, and other financial services primarily to individuals, businesses, and municipalities in the Greater Long Island area.

The CODM is provided with the Company’s consolidated statements of financial condition and operations and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which can be seen on the consolidated statement of operations. These results are used to benchmark the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cash flows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment and in establishing management’s compensation. All revenues are derived from banking operations within the United States, and for the three months ended March 31, 2026 and 2025, no customer accounted for more than 10% of the Company's consolidated revenue.

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

Selected Financial Highlights and Other Data

(Dollars in Thousands Except Per Share Amounts)

	At or For the
	Three Months Ended
	March 31,
	2026	2025
Per Share Data:
Reported EPS (Diluted)	$0.75	$0.45
Cash dividends paid per common share	0.25	0.25
Book value per common share	31.33	29.58
Dividend payout ratio	33.33%	55.56%
Performance and Other Selected Ratios:
Return on average assets	0.92%	0.62%
Return on average equity	9.20	6.04
Net interest spread	2.35	1.95
Net interest margin	3.21	2.95
Average interest-earning assets to average interest-bearing liabilities	148.76	146.99
Non-interest expense to average assets	1.68	1.90
Efficiency ratio	50.8	63.1
Loan-to-deposit ratio at end of period	84.2	93.6
Effective tax rate	28.74	25.26
Asset Quality Summary:
Non-performing loans (1)	$95,136	$58,041
Non-performing assets (2)	95,586	58,041
Net charge-offs	8,574	7,058
Non-performing assets/Total assets	0.64%	0.41%
Non-performing loans held for investment/Total loans held for investment	0.54	0.53
Allowance for credit losses/Total loans	0.95	0.83
Allowance for credit losses/Non-performing loans held for investment	176.20	155.85
(1)	Non-performing loans are defined as all loans on non-accrual status.
(2)	March 31, 2026 balance includes one non-performing available for sale security in the amount of $450 thousand.

Critical Accounting Policies

Note 1. Summary of Significant Accounting Policies, to the Company’s Audited Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2025 contains a summary of significant accounting policies. These critical accounting estimates involve a significant degree of complexity and require management to make difficult subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. Policies with respect to the methodology used to determine the allowance for credit losses on loans held for investment are important to the presentation of the Company’s consolidated financial condition and results of operations. The use of different judgments, assumptions or estimates could result in material variations in the Company’s consolidated results of operations or financial condition.

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

The Bank is a member of American Financial Exchange (“AFX”), through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily. At March 31, 2026 and December 31, 2025, the Bank did not have any such borrowings outstanding through the AFX.

The Bank utilizes repurchase agreements as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities. As of March 31, 2026 and December 31, 2025, the Bank did not have any repurchase agreements.

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

Total deposits (including mortgage escrow deposits) decreased $242.2 million during the three months ended March 31, 2026, compared to a decrease of $70.2 million during the three months ended March 31, 2025. The decrease in deposits during the current period was primarily due to decreases in non-interest-bearing checking accounts, interest bearing checking accounts, savings accounts and CDs, partially offset by an increase in money market accounts deposits.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, additional sources of funds are available through a borrowing line at the FHLBNY, borrowing capacity at the AFX, lines of credit with unaffiliated correspondent banks, and various brokered deposit sources. At March 31, 2026, the Bank had remaining borrowing capacity of $1.65 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings). The Bank also had access to the Federal Reserve Bank (“FRB”) Discount Window. At March 31, 2026, an available line of credit totaling $339.0 million was in place at the FRB backed by investment securities with no advances drawn. Additionally, at March 31, 2026, a line of credit totaling $3.65 billion was in place at the FRB secured by certain qualifying one-to-four family residential mortgage loans, construction loans and commercial real estate loans with no amounts drawn.

The Bank reduced its outstanding FHLBNY advances by $73.0 million during the three months ended March 31, 2026, compared to a reduction of $100.0 million during the three months ended March 31, 2025. See Note 12. “FHLBNY Advances” for further information.

Subordinated debentures totaled $231.1 million at March 31, 2026 compared to $272.5 million at December 31, 2025. See Note 13. “Subordinated Debentures” to our Consolidated Financial Statements for further information.

During the three months ended March 31, 2026 and 2025, business loan originations excluding new lines were $170.3 million and $42.6 million, respectively. During the three months ended March 31, 2026, and 2025, real estate loan originations excluding new lines (excluding owner-occupied commercial real estate) totaled $50.1 million and $28.9 million, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by their primary federal regulators. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At March 31, 2026, both the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered “well capitalized” for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at March 31, 2026
			Basel III
		Consolidated	Minimum	To Be Categorized as
	Bank	Company	Requirement	“Well Capitalized” (1)
Tier 1 common equity ratio	14.6%	11.9%	4.5%	6.5%
Tier 1 risk-based capital ratio	14.6	13.0	6.0	8.0
Total risk-based capital ratio	15.6	16.2	8.0	10.0
Tier 1 leverage ratio	10.4	9.2	4.0	5.0
(1)	Only the Bank is subject to these requirements.

During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares of its common stock. As of March 31, 2026, 1,566,947 shares remained available for purchase under the authorized share repurchase programs. See “Part II - Item 2. Other Information - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for additional information about repurchases of common stock.

The Company paid $1.8 million in cash dividends on its preferred stock during the three months ended March 31, 2026 and 2025, respectively.

The Company paid $10.8 million and $10.7 million in cash dividends on its common stock during the three months ended March 31, 2026 and 2025, respectively.

Contractual Obligations

The Bank generally has borrowings outstanding in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of March 31, 2026, the Bank had $118.2 million of firm loan commitments that were accepted by the borrowers.

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

Concentrations of Lending Activities

Non-owner occupied commercial real estate loans and multifamily residential and residential mixed-use loans have collectively represented the largest percentage of the Company’s loan portfolio, accounting for 57% and 59% of total loans held for investment as of March 31, 2026 and December 31, 2025, respectively. Non-owner occupied commercial real estate loans represented 27% of total loans held for investment as of March 31, 2026 and December 31, 2025. Multifamily residential and residential mixed-use loans represented 31% and 32% of total loans held for investment as of March 31, 2026 and December 31, 2025, respectively. The Company expects that non-owner occupied commercial real estate loans and multifamily residential and residential mixed-use loans will continue to be a significant portion of the Company’s total loan portfolio.

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

The following tables present the composition by property type and weighted average loan-to-value (“LTV”) of the Company’s non-owner occupied commercial real estate loans:

	March 31, 2026
					Weighted
					Average
(Dollars in thousands)	NY	NJ	Other	Balance	LTV
Investor commercial real estate:
Retail	$921,753	$64,991	$3,429	$990,173	51%
Investor office	383,437	140,580	3,036	527,053	59
Warehouse/ Industrial	299,563	11,267	44,269	355,099	53
Hotels	327,249	416	11,649	339,314	56
Supportive housing	167,803	—	—	167,803	57
Medical office	72,791	—	27,690	100,481	60
Educational facility or library	111,866	—	—	111,866	56
Medical facility	39,879	—	—	39,879	61
Other (1)	204,802	2,637	1,788	209,227	54
Total investor commercial real estate	$2,529,143	219,891	91,861	$2,840,895	55%
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.

	December 31, 2025
					Weighted
					Average
(Dollars in thousands)	NY	NJ	Other	Balance	LTV
Investor commercial real estate:
Retail	$956,123	$65,449	$3,463	$1,025,035	51%
Investor office	386,265	141,502	3,055	530,822	59
Warehouse/ Industrial	301,698	14,510	68,057	384,265	54
Hotels	329,424	419	11,709	341,552	56
Supportive housing	168,858	—	—	168,858	57
Medical office	73,319	—	27,852	101,171	60
Educational facility or library	112,360	—	—	112,360	57
Medical facility	60,383	—	—	60,383	71
Other (1)	203,268	2,663	2,634	208,565	54
Total investor commercial real estate	$2,591,698	224,543	116,770	$2,933,011	55%
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.

The following tables present the composition by property type and weighted average LTV of the Company’s multifamily residential and residential mixed-use loans:

	March 31, 2026
		Weighted
	Total	Average
(Dollars in thousands)	Balance	LTV
Multifamily residential and residential mixed-use:
New York City (1)
100% rent regulated (2)	$496,456	59%
Majority rent regulated (2)	581,539	59
Majority free market (2)	1,520,545	54
Total New York City	2,598,540	56

Outside New York City	651,138	57
Total multifamily residential and residential mixed-use	$3,249,678	56%
(1)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(2)	Composition based on revenue.

	December 31, 2025
		Weighted
	Total	Average
(Dollars in thousands)	Balance	LTV
Multifamily residential and residential mixed-use:
New York City (1)
100% rent regulated (2)	$514,403	59%
Majority rent regulated (2)	585,325	59
Majority free market (2)	1,644,100	54
Total New York City	2,743,828	56

Outside New York City	680,694	57
Total multifamily residential and residential mixed-use	$3,424,522	56%
(1)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(2)	Composition based on revenue.

Additional information related to the granularity in the non-owner occupied commercial real estate and multifamily residential and residential mixed-use portfolios is presented in the tables below as of March 31, 2026 and December 31, 2025:

	March 31, 2026
		Number of
	Average	loans
(Dollars in thousands)	Loan Size	> $20 million
Investor commercial real estate:
Retail	$2,599	3
Investor Office	5,922	8
Warehouse/ Industrial	3,623	3
Hotels	8,700	8
Supportive housing	20,975	3
Medical office	5,582	1
Educational facility or library	10,170	—
Medical facility	4,985	1
Other (1)	1,974	—

Multifamily residential and residential mixed-use:
New York City (2)
100% rent regulated (3)	2,495	—
Majority rent regulated (3)	3,704	2
Majority free market (3)	3,820	6
Outside New York City	4,896	7
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.
(2)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(3)	Composition based on revenue.

	December 31, 2025
		Number of
	Average	loans
(Dollars in thousands)	Loan Size	> $20 million
Investor commercial real estate:
Retail	$2,582	3
Investor Office	5,964	8
Warehouse/ Industrial	3,805	4
Hotels	8,758	8
Supportive housing	21,107	3
Medical office	5,621	1
Educational facility or library	10,215	—
Medical facility	7,548	1
Other (1)	1,968	—

Multifamily residential and residential mixed-use:
New York City (2)
100% rent regulated (3)	2,485	—
Majority rent regulated (3)	3,728	2
Majority free market (3)	3,850	6
Outside New York City	4,760	7
(1)	Includes various property types such as gas stations, restaurants, storage facilities, and other special use properties.
(2)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(3)	Composition based on revenue.

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

Monitoring and Collection of Delinquent Loans

All past due loans are reported beginning on the first day a payment is past due through a Past Due Loan Report, which is distributed to lenders and management for follow-up and awareness. Consistent with customary grace periods, collection follow-up activities generally commence on or about the tenth day past due. Thereafter, past due follow-up calls are conducted on a weekly basis, as appropriate.  Management reviews delinquent loans monthly and reports to the Board of Directors or appropriate Committees of the Board at each regularly scheduled meeting regarding the status of all non-performing and otherwise delinquent loans in the loan portfolio.

Our loan servicing policies and procedures require that a past due notice be sent to a delinquent borrower in accordance with the terms of the loan. Loan documents generally provide that a payment is deemed late between one and fifteen days after the due date. As a standard practice, notices are sent as soon as reasonably possible after a payment is deemed late, including ten days in the case of business loans, multifamily residential and mixed use loans, non-owner occupied commercial real estate loans, and acquisition, development, and construction (ADC) loans, and fifteen days in connection with one to four family residential and consumer loans. Thereafter, periodic letters are sent, and telephone calls are placed to the borrower until payment is received or a formal demand is made and the loan is transferred to Workout. When contact is made with the borrower prior to default or foreclosure, servicing will seek to obtain the full payment due. Once transferred, Workout will attempt to negotiate a repayment plan or other resolution with the borrower to avoid foreclosure, where appropriate.

Accrual of interest is generally discontinued on a loan that meets any of the following three criteria: (i) full payment of principal or interest is no longer expected; (ii) principal or interest has been in default for a period of 90 days or more (unless the loan is both deemed to be well secured and in the process of collection); or (iii) an election has otherwise been made to maintain the loan on a cash basis due to deterioration in the financial condition of the borrower. Such non-accrual determination practices are applied consistently to all loans regardless of their internal classification or designation. Upon entering non-accrual status, the system will reverse all outstanding accrued interest receivable.

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

Non-accrual Loans

The following is a reconciliation of non-accrual loans as of the dates indicated:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2026	2025	2025
Non-accrual loans held for investment:
Business loans	$24,257	$22,606	$21,944
One-to-four family residential and coop/condo apartment	4,088	3,623	3,763
Multifamily residential and residential mixed-use	—	—	—
Non-owner-occupied commercial real estate	28,368	25,671	31,677
ADC	412	412	657
Other loans	11	—	—
Total non-accrual loans held for investment	$57,136	$52,312	$58,041

Non-accrual loans held for investment / total loans held for investment	0.54%	0.49%	0.53%

Total non-accrual loans held for sale	$38,000	$—	$—

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

There was no carrying value of OREO properties on our Consolidated Statement of Financial Condition at March 31, 2026 or December 31, 2025. We did not recognize any provision for losses on OREO properties during the three months ended March 31, 2026 or 2025.

Past Due Loans

Loans Delinquent 30 to 59 Days

At March 31, 2026, there were $72.4 million of loans that were past due between 30 and 59 days, compared to $28.8 million at December 31, 2025. The 30 to 59-day delinquency levels fluctuate monthly and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At March 31, 2026, there were $11.4 million of loans that were past due between 60 and 89 days, compared to $30.1 million at December 31, 2025. The 60 to 89-day delinquency levels fluctuate monthly and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

There were no accruing loans 90 days or more past due at March 31, 2026 or at December 31, 2025.

Reserve for Unfunded Loan Commitments

The Bank maintains a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of our reserve was $2.6 million and $2.2 million at March 31, 2026 and December 31, 2025, respectively. This reserve is determined based upon the outstanding volume of unfunded loan commitments at each period end. Any increases or reductions in this reserve are recognized in provision for credit losses.

Allowance for Credit Losses

Provision for credit losses for the three months ended March 31, 2026 and 2025 was $12.3 million and $9.6 million, respectively. The $12.3 million credit loss provision for the three months ended March 31, 2026 was attributable to charge-offs and provisioning for individually analyzed loans. The $9.6 million credit loss provision for the three months ended March 31, 2025 was primarily associated with provisioning for individually analyzed loans.

For a further discussion of the allowance for credit losses and related activity during the three months ended March 31, 2026 and 2025, please see Note 6 “Securities” and Note 7 “Loans Held for Investment, Net” to the condensed Consolidated Financial Statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of loans in each category to total loans as of the dates indicated.

	March 31, 2026		December 31, 2025
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allocated	to Total	Allocated	to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Business loans	$53,844	31.70%	$49,770	30.12%
One-to-four family residential and coop/condo apartment	9,245	9.87	10,034	9.63
Multifamily residential and residential mixed-use	12,907	30.62	14,053	31.84
Non-owner-occupied commercial real estate	22,557	26.77	21,130	27.26
ADC	1,623	0.95	2,070	1.09
Other loans	497	0.09	315	0.06
Total	$100,673	100.00%	$97,372	100.00%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	At or for the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Total loans outstanding at end of period (1)	$10,613,651	$10,866,802
Average total loans outstanding during the period (2)	10,706,363	10,865,868
Allowance for credit losses balance at end of period	100,673	90,455
Allowance for credit losses to total loans at end of period	0.95%	0.83%
Non-performing loans held for investment to total loans held for investment at end of period	0.54	0.53
Allowance for credit losses to total non-performing loans at end of period	176.20	155.85

Ratio of net charge-offs to average loans outstanding during the period:
Business loans	0.05%	(0.01)%
One-to-four family residential and coop/condo apartment	—	0.02
Multifamily residential and residential mixed-use	0.97	—
Non-owner-occupied commercial real estate	—	0.88
Other loans	0.72	1.25
Total	0.32	0.26
(1)	Total loans represent gross loans (excluding loans held for sale), inclusive of deferred fees/costs and premiums/discounts.
(2)	Total average loans represent gross loans (including loans held for sale), inclusive of deferred loan fees/costs and premiums/discounts.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Assets. Assets totaled $15.00 billion at March 31, 2026, $342.1 million below their level at December 31, 2025, primarily due to decreases of $294.3 million in cash and due from banks, and $148.6 million in the loan portfolio, partially offset by increases of $69.2 million in total securities and $36.2 million in loans held for sale.

Loan originations, excluding new lines, totaled $220.4 million for the three-month period ended March 31, 2026.

Total investment securities increased $69.2 million during the three months ended March 31, 2026, to $1.49 billion at period end, primarily due to purchases of $121.3 million, offset by proceeds from principal payments, calls and maturities of $43.6 million, an increase in unrealized losses of $5.2 million and proceeds from the sale of available for sale securities of $4.0 million. There were no transfers to or from securities held-to-maturity during the three months ended March 31, 2026.

BOLI increased $3.5 million during the three months ended March 31, 2026, to $404.7 million.

Liabilities. Total liabilities decreased $363.3 million during the three months ended March 31, 2026, to $13.50 billion at period end, primarily due to decreases of $242.2 million in deposits (including mortgage escrow accounts), $73.0 million in FHLBNY advances and $41.4 million in subordinated debt.

Stockholders’ Equity. Stockholders’ equity increased $21.2 million during the three months ended March 31, 2026, to $1.50 billion at period end, primarily due to net income of $34.6 million, partially offset by common stock dividends of $10.8 million, preferred stock dividends of $1.8 million and other comprehensive loss of $1.6 million.

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

General. Net income was $34.6 million during the three months ended March 31, 2026, compared to net income of $21.5 million for the three months ended March 31, 2025. During the three months ended March 31, 2026, net interest income increased by $18.0 million, income tax expense increased by $6.7 million, non-interest expense decreased by $2.8 million, the credit loss provision increased by $2.7 million, and non-interest income increased by $1.7 million, compared to the three months ended March 31, 2025.

The discussion of net interest income for the three months ended March 31, 2026 and 2025 should be read in conjunction with the following tables, which set forth certain information related to the Consolidated Statements of Operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Net loan fees included in interest income were $1.5 million during the three months ended March 31, 2026, compared to $1.1 million during the three months ended March 31, 2025. The increase in net loan fees was primarily due to increases in deferred fees and prepayment penalty on loans in 2026.

Analysis of Net Interest Income

	Three Months Ended March 31,
	2026			2025
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (3) (6)	$3,274,659	$52,406	6.49%	$2,748,142	$45,047	6.65
One-to-four family residential and coop/condo apartment (3) (6)	1,041,802	12,383	4.82	962,046	11,069	4.67
Multifamily residential and residential mixed-use (3) (6)	3,363,792	37,698	4.55	3,796,754	42,329	4.52
Non-owner-occupied commercial real estate (3) (6)	2,910,973	37,497	5.22	3,214,758	41,326	5.21
ADC (3)	106,808	2,079	7.89	138,428	2,906	8.51
Other loans (3)	8,329	27	1.31	5,740	28	1.98
Total loans	10,706,363	142,090	5.38	10,865,868	142,705	5.33
Securities	1,451,425	12,788	3.57	1,372,563	11,323	3.35
Other short-term investments	2,044,498	18,522	3.67	724,889	7,837	4.38
Total interest-earning assets	14,202,286	173,400	4.95%	12,963,320	161,865	5.06
Non-interest earning assets	779,212			814,345
Total assets	$14,981,498			$13,777,665

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$1,133,722	$4,793	1.71%	$912,852	$4,164	1.85
Money market	4,761,610	28,801	2.45	4,076,612	31,294	3.11
Savings (2)	1,742,334	10,042	2.34	1,970,338	14,185	2.92
CDs	1,105,241	8,728	3.20	973,108	8,431	3.51
Total interest-bearing deposits	8,742,907	52,364	2.43	7,932,910	58,074	2.97
FHLBNY advances	479,534	3,850	3.26	509,111	4,066	3.24
Subordinated debt, net	271,596	4,449	6.64	272,341	4,302	6.41
Other short-term borrowings	122	1	3.32	633	13	8.33
Total borrowings	751,252	8,300	4.48	782,085	8,381	4.35
Derivative cash collateral	52,708	485	3.73	104,126	1,197	4.66
Total interest-bearing liabilities	9,546,867	61,149	2.60%	8,819,121	67,652	3.11
Non-interest-bearing checking (2)	3,747,722			3,322,583
Other non-interest-bearing liabilities	183,678			213,876
Total liabilities	13,478,267			12,355,580
Stockholders' equity	1,503,231			1,422,085
Total liabilities and stockholders' equity	$14,981,498			$13,777,665
Net interest income		$112,251			$94,213
Net interest rate spread (4)			2.35%			1.95
Net interest-earning assets	$4,655,419			$4,144,199
Net interest margin (5)			3.21%			2.95
Ratio of interest-earning assets to interest-bearing liabilities			148.76%			146.99
Deposits (including non-interest-bearing checking accounts) (2)	$12,490,629	$52,364	1.70%	$11,255,493	$58,074	2.09
(1)	Business loans include C&I loans and owner-occupied commercial real estate loans.
(2)	Includes mortgage escrow deposits.
(3)	Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average-interest earning assets.
(6)	At March 31, 2026 and 2025, the loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

Rate/Volume Analysis

Rate/Volume Analysis

	Three Months Ended March 31, 2026
	Compared to Three Months Ended March 31, 2025
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Business loans	$8,538	$(1,179)	$7,359
One-to-four family residential and coop/condo apartment	938	376	1,314
Multifamily residential and residential mixed-use	(4,869)	238	(4,631)
Non-owner-occupied commercial real estate	(3,906)	77	(3,829)
ADC	(639)	(188)	(827)
Other loans	11	(12)	(1)
Securities	685	780	1,465
Other short-term investments	13,103	(2,418)	10,685
Total interest-earning assets	$13,861	$(2,326)	$11,535
Interest-bearing liabilities:
Interest-bearing checking	$976	$(347)	$629
Money market	4,697	(7,190)	(2,493)
Savings	(1,483)	(2,660)	(4,143)
CDs	1,093	(796)	297
FHLBNY advances	(239)	23	(216)
Subordinated debt, net	(10)	157	147
Other short-term borrowings	(7)	(5)	(12)
Derivative cash collateral	(532)	(180)	(712)
Total interest-bearing liabilities	$4,495	$(10,998)	$(6,503)
Net change in net interest income	$9,366	$8,672	$18,038

Net interest income. Net interest income was $112.3 million during the three months ended March 31, 2026, an increase of $18.0 million from the three months ended March 31, 2025. Average interest-earning assets were $14.20 billion for the three months ended March 31, 2026, an increase of $1.2 billion from $12.96 billion for the three months ended March 31, 2025. The net interest margin was 3.21% during the three months ended March 31, 2026, up from 2.95% during the three months ended March 31, 2025.

Interest Income. Interest income was $173.4 million during the three months ended March 31, 2026, compared to $161.9 million during the three months ended March 31, 2025. During the three months ended March 31, 2026, interest income increased $11.5 million from the three months ended March 31, 2025, primarily reflecting increases in interest income of $10.7 million on other short-term investments, $7.4 million on business loans, $1.5 million on securities and $1.3 million on one-to-four family residential and coop/condo apartment loans, partially offset by a decrease in interest income of $4.6 million on multifamily residential and residential mixed-use loans and $3.8 million on non-owner-occupied commercial real estate loans.

The increased interest income on other short-term investments, which is comprised of cash and due from banks and restricted stock, was related to a $1.32 billion increase in the average balances, partially offset by a 71-basis point decrease in the yield of such investments in the period. The increased interest income on business loans was due to a $526.5 million increase in the average balances, partially offset by a 16-basis point decrease in the yield of such loans in the period. The increased interest income on securities was related to a $78.9 million in average balances and a 22-basis point increase in the yield of such securities in the period. The increased interest income on one-to-four family residential and coop/condo apartment loans was related to a $79.8 million increase in the average balances and a 15-basis point increase in the yield of such loans in the period. The decreased interest income on multifamily residential and residential mixed-use loans was related to a $433.0 million decrease in the average balance, partially offset by a 3-basis point increase in the yield of such loans in the period. The decreased interest income on non-owner-occupied commercial real estate loans reflected a $303.8 million decrease in the average balance, partially offset by a 1-basis point increase in the yield of such loans in the period.

Interest Expense. Interest expense was $61.1 million during the three months ended March 31, 2026, compared to $67.7 million during the three months ended March 31, 2025. During the three months ended March 31, 2026, interest expense decreased $6.5 million, primarily reflecting a decrease in interest expense of $5.7 million on deposits.

The decreased interest expense on deposits was primarily due to a 58-basis point decrease in rates paid on savings accounts and a $228.0 million decrease in average balances of such deposits, a 31-basis point decrease in rates paid on CDs, partially offset by a $132.1 million increase in the average balance of such deposits, and a 66-basis point decrease in rates paid on money market accounts, partially offset by a $685.0 million increase in average balances of such deposits in the period.

Provision for Credit Losses. We recorded a credit loss provision of $12.3 million and $9.6 million during the three months ended March 31, 2026 and 2025, respectively. The $12.3 million credit loss provision for the three months ended March 31, 2026, was primarily attributable to charge-offs and provisioning for individually analyzed loans. The $9.6 million credit loss provision for the three months ended March 31, 2025, was primarily associated with provisioning for individually analyzed loans.

Non-Interest Income. Non-interest income totaled $11.3 million for the three months ended March 31, 2026, compared to $9.6 million for the same period in 2025. The increase was primarily driven by a $1.1 million increase in service charges and other fees and a $565 thousand increase in BOLI income.

Non-Interest Expense. Non-interest expense totaled $62.8 million for the three months ended March 31, 2026, compared to $65.5 million for the same period in 2025. The decrease was primarily attributable to a $7.2 million pension settlement loss recorded during the three months ended March 31, 2025, with no comparable expense in the current‑year period, partially offset by an increase of $3.9 million of salaries and employee benefits.

Non-interest expense was 1.68% and 1.90% of average assets during the three months ended March 31, 2026 and 2025, respectively.

Income Tax Expense. Income tax expense was $13.9 million during the three months ended March 31, 2026, compared to income tax expense of $7.3 million during the three months ended March 31, 2025. The reported effective tax rate for the three months ended March 31, 2026 and 2025 was 28.7%, and 25.3%, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2025 in Item 7A of the  Company’s Annual Report on Form 10-K, filed with the SEC on February 20, 2026. The following is an update of the discussion provided therein.

General. The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the three months ended March 31, 2026, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

The analysis that follows presents, as of March 31, 2026 and December 31, 2025, the estimated EVE at both the Pre-Shock Scenario and the -200 Basis Point, -100 Basis Point, +100 Basis Point, and +200 Basis Point Rate Shock Scenarios.

	March 31, 2026			December 31, 2025
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$2,151,917	$168,473	8.5%	$2,234,467	$233,127	11.6%
+ 100 Basis Points	2,097,543	114,099	5.8%	2,157,136	155,796	7.8%
Pre-Shock Scenario	1,983,444	—	—	2,001,340	—	—
- 100 Basis Points	1,812,840	(170,604)	(8.6)%	1,778,529	(222,811)	(11.1)%
- 200 Basis Points	1,598,015	(385,429)	(19.4)%	1,502,903	(498,437)	(24.9)%

The Company’s Pre-Shock Scenario EVE decreased marginally from $2.00 billion at December 31, 2025 to $1.98 billion at March 31, 2026. The primary factors contributing to the slight decrease in EVE is a decrease in the value of the Bank’s non-maturity deposit base, partially offset by an increase in value of the Bank’s loan portfolio.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios decreased from $2.16 billion and $2.23 billion, respectively, at December 31, 2025, to $2.10 billion and $2.15 billion, respectively, at March 31, 2026. In the -100 Basis Point Rate and -200 Basis Point Rate Shock Scenario the Company’s EVE increased from $1.78 billion and $1.50 billion, respectively, at December 31, 2025, to $1.81 billion and $1.60 billion, respectively, at March 31, 2026.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates occurring equally across all points on the yield curve over a 12-month period beginning March 31, 2026, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	4.2%	11.1%
+ 100 Basis Points	2.1%	5.6%
- 100 Basis Points	(0.4)%	(3.2)%
- 200 Basis Points	(1.3)%	(7.5)%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates occurring equally across all points on the yield curve. The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios.

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	9.6%	14.5%
+ 100 Basis Points	4.9%	7.4%
- 100 Basis Points	(2.2)%	(5.4)%
- 200 Basis Points	(5.1)%	(12.1)%

iIte

Item 4.Controls and Procedures

Management of the Company, with the participation of its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness, as of March 31, 2026, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in, or party to, various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company was not involved in any actions or proceedings that were likely to have a material adverse impact on its financial condition and results of operations as of March 31, 2026.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2025, and Part II, Item 1A “Risk Factors” in our subsequent Quarterly Reports on Form 10-Q, each as filed with the Securities and Exchange Commission.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.
(b)	Not applicable.

(c)  In May 2022, we announced the adoption of a new stock repurchase program of up to 1,948,314 shares, upon the completion of our existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of March 31, 2026, there were 1,566,947 shares remaining to be purchased in the program. There were no repurchases of common stock during the quarter ended March 31, 2026.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

10.1	Amended and Restated Employment Agreement between Dime Community Bancshares, Inc. and Thomas X. Geisel
10.2	Amended and Restated Employment Agreement between Dime Community Bancshares, Inc. and Avinash Reddy
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101

The following financial statements from Dime Community Bancshares, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2026, filed on May 1, 2026, formatted in XBRL: (i) Consolidated Statements of Financial Condition as of March 31, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2026 and 2025, (iv) Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

Dime Community Bancshares, Inc.

Dated: May 1, 2026	By:	/s/ Stuart H. Lubow
Stuart H. Lubow
President and Chief Executive Officer

Dated: May 1, 2026	By:	/s/ Avinash Reddy
Avinash Reddy
Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer