Form 10-Q
period 2026-06-30
Dime Commercial Bancshares, Inc. /NY/
filed 2026-07-31
CIK 846617

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-34096

DIME COMMERCIAL BANCSHARES, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at July 24, 2026
$0.01 Par Value	44,156,595

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Commercial Bancshares, Inc. (together with its direct and indirect subsidiaries, the “Company”), in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Such factors include, without limitation, the following:

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

Item 1.   Condensed Consolidated Financial Statements

DIME COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands except share amounts)

	June 30,	December 31,
	2026	2025
Assets:
Cash and due from banks	$1,934,594	$2,353,966
Securities available-for-sale, at fair value	895,251	797,935
Securities held-to-maturity	706,606	618,901
Loans held for sale	1,862	1,989
Loans held for investment, net of fees and costs	10,704,373	10,758,208
Allowance for credit losses	(104,963)	(97,372)
Total loans held for investment, net	10,599,410	10,660,836
Premises and fixed assets, net	30,570	31,255
Restricted stock	61,167	67,197
Bank Owned Life Insurance ("BOLI")	417,459	401,163
Goodwill	155,797	155,797
Other intangible assets	2,534	2,938
Operating lease assets	36,830	42,876
Derivative assets	70,545	76,315
Accrued interest receivable	56,282	55,572
Other assets	74,046	74,891
Total assets	$15,042,953	$15,341,631

Liabilities:
Interest-bearing deposits	$8,684,192	$8,879,114
Non-interest-bearing deposits	3,946,965	3,915,081
Deposits (excluding mortgage escrow deposits)	12,631,157	12,794,195
Non-interest-bearing mortgage escrow deposits	45,980	47,051
Interest-bearing mortgage escrow deposits	—	—
Total mortgage escrow deposits	45,980	47,051
Total deposits (including mortgage escrow deposits)	12,677,137	12,841,246
Federal Home Loan Bank of New York ("FHLBNY") advances	385,000	508,000
Subordinated debt, net	231,186	272,503
Derivative cash collateral	61,790	52,400
Operating lease liabilities	39,626	45,729
Derivative liabilities	69,631	73,573
Other liabilities	58,127	72,411
Total liabilities	13,522,497	13,865,862

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at June 30, 2026 and December 31, 2025)	116,569	116,569
Common stock ($0.01 par, 80,000,000 shares authorized, 46,154,333 and 46,151,302 shares issued at June 30, 2026 and December 31, 2025 respectively, and 44,158,358 shares and 43,862,327 shares outstanding at June 30, 2026 and December 31, 2025, respectively)	462	462
Additional paid-in capital	622,636	623,041
Retained earnings	898,089	854,167
Accumulated other comprehensive loss, net of deferred taxes	(31,573)	(31,468)
Unearned equity awards	(17,590)	(8,661)
Treasury stock, at cost (1,995,975 shares and 2,288,975 shares at June 30, 2026 and December 31, 2025, respectively)	(68,137)	(78,341)
Total stockholders' equity	1,520,456	1,475,769
Total liabilities and stockholders' equity	$15,042,953	$15,341,631

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Loans	$143,892	$145,448	$285,982	$288,153
Securities	14,518	11,353	27,306	22,676
Other short-term investments	16,840	10,749	35,362	18,586
Total interest income	175,250	167,550	348,650	329,415
Interest expense:
Deposits and escrow	52,171	60,181	104,535	118,255
Borrowed funds	7,351	8,354	15,651	16,735
Derivative cash collateral	542	918	1,027	2,115
Total interest expense	60,064	69,453	121,213	137,105
Net interest income	115,186	98,097	227,437	192,310
Provision for credit losses	13,875	9,221	26,188	18,847
Net interest income after provision for credit losses	101,311	88,876	201,249	173,463

Non-interest income:
Service charges and other fees	6,483	4,642	12,213	9,285
Title fees	187	118	329	216
Loan level derivative income	535	942	1,007	1,003
BOLI income	5,038	4,186	9,596	8,179
Gain on sale of SBA Loans	196	387	196	469
Gain on sale of residential loans	49	50	121	82
Fair value change in equity securities and loans held for sale	38	83	—	101
Gain on securities	—	149	—	149
Loss on sale of loans and other assets	(2,000)	—	(2,320)	—
Other	740	1,038	1,470	1,744
Total non-interest income	11,266	11,595	22,612	21,228
Non-interest expense:
Salaries and employee benefits	39,781	36,218	79,374	71,869
Severance	454	136	556	212
Occupancy and equipment	7,899	7,729	16,108	15,731
Data processing costs	5,151	4,903	10,574	9,697
Marketing	1,951	1,756	3,976	3,422
Professional services	2,325	2,097	4,234	4,213
Federal deposit insurance premiums	1,712	1,692	2,978	3,739
Net loss (gain) on extinguishment of debt for FHLB advances and subordinated debt	2	—	(972)	—
Loss due to pension settlement	—	—	—	7,231
Amortization of other intangible assets	195	235	404	487
Other	5,231	5,533	10,225	9,209
Total non-interest expense	64,701	60,299	127,457	125,810
Income before income taxes	47,876	40,172	96,404	68,881
Income tax expense	13,062	10,475	27,008	17,726
Net income	34,814	29,697	69,396	51,155
Preferred stock dividends	1,821	1,821	3,643	3,643
Net income available to common stockholders	$32,993	$27,876	$65,753	$47,512
Earnings per common share:
Basic	$0.75	$0.64	$1.49	$1.09
Diluted	$0.75	$0.64	$1.49	$1.09

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$34,814	$29,697	$69,396	$51,155
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities:
Change in net unrealized (loss) gain during the period	(1,196)	3,306	(6,377)	11,266
Reclassification adjustment for net gain realized in net income on securities and other assets	—	(149)	—	(149)
Accretion of net unrealized loss on securities transferred to held-to-maturity	721	759	1,382	1,483
Credit loss expense	—	907	—	1,800
Change in pension and other postretirement obligations:
Reclassification adjustment for benefit included in other expense	150	128	300	41
Change in the net actuarial gain	107	104	215	4,958
Change in unrealized gain (loss) on derivatives:
Change in net unrealized gain (loss) during the period	1,621	(5,407)	2,663	(12,974)
Reclassification adjustment for expense included in interest expense	690	1,950	1,664	3,790
Other comprehensive (loss) income before income taxes	2,093	1,598	(153)	10,215
Deferred tax (benefit) expense	647	490	(48)	3,134
Total other comprehensive (loss) income, net of tax	1,446	1,108	(105)	7,081
Total comprehensive income	$36,260	$30,805	$69,291	$58,236

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2026	43,862,327	$116,569	$462	$623,041	$854,167	$(31,468)	$(8,661)	$(78,341)	$1,475,769
Net income	—	—	—	—	34,582	—	—	—	34,582
Other comprehensive loss, net of tax	—	—	—	—	—	(1,551)	—	—	(1,551)
Release of shares, net of forfeitures	275,652	—	—	(626)	—	—	(8,980)	9,765	159
Stock-based compensation	—	—	—	—	—	—	1,838	—	1,838
Shares received related to tax withholding	(80,853)	—	—	—	—	—	—	(1,211)	(1,211)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(10,794)	—	—	—	(10,794)
Ending balance as of March 31, 2026	44,057,126	$116,569	$462	$622,415	$876,133	$(33,019)	$(15,803)	$(69,787)	$1,496,970

Net income	—	—	—	—	34,814	—	—	—	34,814
Other comprehensive income, net of tax	—	—	—	—	—	1,446	—	—	1,446
Exercise of stock options, net	1,953	—	—	(13)	—	—	—	13	—
Release of shares, net of forfeitures	122,357	—	—	234	—	—	(4,279)	4,193	148
Stock-based compensation	—	—	—	—	—	—	2,492	—	2,492
Shares received related to tax withholding	(23,078)	—	—	—	—	—	—	(2,556)	(2,556)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(11,037)	—	—	—	(11,037)
Ending balance as of June 30, 2026	44,158,358	$116,569	$462	$622,636	$898,089	$(31,573)	$(17,590)	$(68,137)	$1,520,456

DIME COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) (CONTINUED)

(Dollars in thousands)

	Six Months Ended June 30, 2025
						Accumulated
						Other
						Comprehensive
	Number of			Additional		Loss,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2025	43,622,292	$116,569	$461	$624,822	$794,526	$(45,018)	$(7,640)	$(87,203)	$1,396,517
Net income	—	—	—	—	21,458	—	—	—	21,458
Other comprehensive income, net of tax	—	—	—	—	—	5,973	—	—	5,973
Release of shares, net of forfeitures	252,273	—	—	(1,514)	—	—	(7,153)	8,835	168
Stock-based compensation	—	—	—	—	—	—	1,884	—	1,884
Shares received related to tax withholding	(75,489)	—	—	(3)	—	—	—	(1,202)	(1,205)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(10,960)	—	—	—	(10,960)
Ending balance as of March 31, 2025	43,799,076	$116,569	$461	$623,305	$803,202	$(39,045)	$(12,909)	$(79,570)	$1,412,013

Net income	—	—	—	—	29,697	—	—	—	29,697
Other comprehensive loss, net of tax	—	—	—	—	—	1,108	—	—	1,108
Release of shares, net of forfeitures	100,690	—	—	(649)	—	—	(2,407)	3,371	315
Stock-based compensation	—	—	—	—	—	—	1,791	—	1,791
Shares received related to tax withholding	(10,828)	—	—	4	—	—	—	(1,244)	(1,240)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders, net	—	—	—	—	(10,857)	—	—	—	(10,857)
Ending balance as of June 30, 2025	43,888,938	$116,569	$461	$622,660	$820,221	$(37,937)	$(13,525)	$(77,443)	$1,431,006

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,396	$51,155
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on securities available-for-sale	—	(149)
Loss on sale of loans and other assets	2,320	—
Fair value change in equity securities and loans held for sale	—	(101)
Gain on sale of loans held for sale	(317)	(551)
Net depreciation, amortization and accretion	2,107	2,183
Amortization (accretion) of fair value hedge basis point adjustments	379	(827)
Amortization of other intangible assets	404	487
Net gain on extinguishment of debt for FHLB advances and subordinated debt	(972)	—
Stock-based compensation	4,330	3,675
Provision for credit losses	26,188	18,847
Originations of loans held for sale	(7,859)	(7,124)
Proceeds from sale of loans originated for sale	12,784	13,654
Increase in cash surrender value of BOLI	(8,970)	(7,783)
Gain from death benefits from BOLI	(626)	(371)
Decrease in other assets	11,873	81,248
Decrease in other liabilities	(7,011)	(65,860)
Net cash provided by operating activities	104,026	88,483
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	4,000	24,837
Purchases of securities available-for-sale	(181,950)	(79,973)
Purchases of securities held-to-maturity	(103,207)	(987)
Proceeds from calls and principal repayments of securities available-for-sale	74,189	53,453
Proceeds from calls and principal repayments of securities held-to-maturity	17,029	14,796
Purchase of BOLI	(10,000)	(97,317)
Proceeds received from cash surrender value of BOLI	1,072	1,486
Loans purchased	(16,705)	(5,155)
Proceeds from the sale of portfolio loans transferred to held for sale	41,425	5,165
Decrease (increase) in loans	3,519	(7,849)
Purchases of fixed assets, net	(3,029)	(2,676)
Sales of restricted stock, net	6,030	1,996
Net cash provided (used in) by investing activities	(167,627)	(92,224)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in deposits	(164,109)	53,960
Repayments from FHLBNY advances, short-term, net	(75,000)	(100,000)
Repayments of FHLBNY advances, long-term	(48,000)	—
Repayments of other short-term borrowings, net	—	(50,000)
Redemption of subordinated debentures	(40,000)	—
Release of stock for benefit plan awards	307	483
Payments related to tax withholding for equity awards	(3,767)	(2,445)
Cash dividends paid to preferred stockholders	(3,643)	(3,643)
Cash dividends paid to common stockholders	(21,559)	(21,431)
Net cash used in financing activities	(355,771)	(123,076)
Decrease in cash and cash equivalents	(419,372)	(126,817)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,353,966	1,283,571
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,934,594	$1,156,754

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$23,940	$18,651
Cash paid for interest	122,796	137,815
Loans transferred to held for sale	47,874	23,887
Loans transferred to held for investment	—	21,617
Operating lease assets in exchange for operating lease liabilities	1,079	5,169

See Notes to unaudited condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Dime Commercial Bancshares, Inc. (the “Company”), formerly known as Dime Community Bancshares, Inc., is engaged in commercial banking and financial services through its wholly-owned subsidiary, Dime Commercial Bank (“the Bank”), formerly known as Dime Community Bank. The name change became effective during the quarter ended June 30, 2026.

The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations also include Dime Abstract LLC (“Dime Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. As of June 30, 2026, we operated 63 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, Staten Island, and the Bronx, Westchester County and New Jersey.

The unaudited Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q include the collective results of the Company and its wholly-owned subsidiary, the Bank, which are collectively herein referred to as “we”, “us”, “our” and the “Company.”

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which remain significantly unchanged and have been followed similarly as in prior periods.

2. SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of June 30, 2026 and December 31, 2025, the results of operations and statements of comprehensive income for three and six months ended June 30, 2026 and 2025, the changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025.

Please see “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for a discussion of areas in the accompanying unaudited condensed Consolidated Financial Statements utilizing significant estimates.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
		Defined		Other
		Benefit		Comprehensive
(In thousands)	Securities	Plans	Derivatives	Income (Loss)
Balance as of January 1, 2026	$(25,232)	$(4,398)	$(1,838)	$(31,468)
Other comprehensive (loss) income before reclassifications	(4,405)	149	1,840	(2,416)
Amounts reclassified from accumulated other comprehensive income	955	207	1,149	2,311
Net other comprehensive (loss) income during the period	(3,450)	356	2,989	(105)
Balance as of June 30, 2026	$(28,682)	$(4,042)	$1,151	$(31,573)

Balance as of January 1, 2025	$(43,767)	$(7,499)	$6,248	$(45,018)
Other comprehensive income (loss) before reclassifications	9,056	3,437	(8,992)	3,501
Amounts reclassified from accumulated other comprehensive income (loss)	925	28	2,627	3,580
Net other comprehensive income (loss) during the period	9,981	3,465	(6,365)	7,081
Balance as of June 30, 2025	$(33,786)	$(4,034)	$(117)	$(37,937)

The before-tax and after-tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Change in unrealized gain (loss) on securities:
Change in net unrealized (loss) gain during the period	$(1,196)	$3,306	$(6,377)	$11,266
Reclassification adjustment for net gain realized in net income on securities and other assets	—	(149)	—	(149)
Accretion of net unrealized loss on securities transferred to held-to-maturity	721	759	1,382	1,483
Credit loss expense	—	907	—	1,800
Net change	(475)	4,823	(4,995)	14,400
Tax (benefit) expense	(147)	1,480	(1,545)	4,419
Net change in unrealized (loss) gain on securities, net of reclassification adjustments and tax	(328)	3,343	(3,450)	9,981
Change in pension and other postretirement obligations:
Reclassification adjustment for benefit included in other expense	150	128	300	41
Change in the net actuarial gain	107	104	215	4,958
Net change	257	232	515	4,999
Tax expense	79	71	159	1,534
Net change in pension and other postretirement obligations	178	161	356	3,465
Change in unrealized gain (loss) on derivatives:
Change in net unrealized gain (loss) during the period	1,621	(5,407)	2,663	(12,974)
Reclassification adjustment for expense included in interest expense	690	1,950	1,664	3,790
Net change	2,311	(3,457)	4,327	(9,184)
Tax expense (benefit)	715	(1,061)	1,338	(2,819)
Net change in unrealized gain (loss) on derivatives, net of reclassification adjustments and tax	1,596	(2,396)	2,989	(6,365)
Other comprehensive income (loss), net of tax	$1,446	$1,108	$(105)	$7,081

4. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average common shares outstanding during the reporting period. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if “in the money” stock options were exercised and converted into common stock. In determining the weighted-average shares outstanding for basic and diluted EPS, treasury shares are excluded. Vested restricted stock award (“RSA”) shares are included in the calculation of the weighted-average shares outstanding for basic and diluted EPS. Unvested RSA and performance-based share awards (“PSA”) shares not yet awarded are recognized as a special class of participating securities under ASC 260 and are included in the calculation of the weighted-average shares outstanding for basic and diluted EPS. Basic and diluted EPS on common stock and the basic and diluted EPS on participating securities are the same.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except share and per share amounts)	2026	2025	2026	2025
Net income available to common stockholders	$32,993	$27,876	$65,753	$47,512
Less: Dividends paid and earnings allocated to participating securities	(687)	(516)	(1,280)	(830)
Income attributable to common stock	$32,306	$27,360	$64,473	$46,682
Weighted-average common shares outstanding, including participating securities	44,139,159	43,852,422	44,018,949	43,748,101
Less: weighted-average participating securities	(920,540)	(822,399)	(854,778)	(758,520)
Weighted-average common shares outstanding	43,218,619	43,030,023	43,164,171	42,989,581
Basic EPS	$0.75	$0.64	$1.49	$1.09

Income attributable to common stock	$32,306	$27,360	$64,473	$46,682
Weighted-average common shares outstanding	43,218,619	43,030,023	43,164,171	42,989,581
Weighted-average common equivalent shares outstanding	—	—	—	—
Weighted-average common and equivalent shares outstanding	43,218,619	43,030,023	43,164,171	42,989,581
Diluted EPS	$0.75	$0.64	$1.49	$1.09

Common and equivalent shares resulting from the dilutive effect of outstanding stock options are calculated using the treasury stock method based on the average market price of the Company's common stock during the period.

During the three months ended June 30, 2026, all outstanding stock options were exercised; therefore no stock options remained outstanding as of June 30, 2026.

For the three and six months ended June 30, 2026, approximately 20,469 and 23,714 weighted-average stock options, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

For the three and six months ended June 30, 2025, 26,995 weighted-average stock options were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of the Company's common stock during the period.

5. PREFERRED STOCK

Dime Commercial Bancshares, Inc. has 5,299,200 shares currently outstanding, or $132.5 million in aggregate liquidation preference, of its 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $25.00 per share (the “Preferred Stock”).

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

6. SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(74)	$9,926
Corporate securities	185,948	1,382	(3,387)	183,943
Pass-through mortgage-backed securities ("MBS") issued by U.S. government sponsored entities ("U.S. GSEs")	496,845	1,693	(3,194)	495,344
Agency collateralized mortgage obligations ("CMOs")	214,254	44	(21,803)	192,495
State and municipal obligations	14,308	1	(766)	13,543
Total securities available-for-sale	$921,355	$3,120	$(29,224)	$895,251

	June 30, 2026
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$90,615	$—	$(7,072)	$83,543
Corporate securities	23,000	260	(405)	22,855
Pass-through MBS issued by U.S. GSEs	336,453	252	(33,036)	303,669
Agency CMOs	256,538	45	(25,430)	231,153
Total securities held-to-maturity	$706,606	$557	$(65,943)	$641,220

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(120)	$9,880
Corporate securities	169,051	1,443	(4,035)	166,459
Pass-through MBS issued by U.S. GSEs	387,549	4,782	(598)	391,733
Agency CMOs	231,309	904	(21,280)	210,933
State and municipal obligations	19,753	1	(824)	18,930
Total securities available-for-sale	$817,662	$7,130	$(26,857)	$797,935

	December 31, 2025
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$90,400	$—	$(6,287)	$84,113
Corporate securities	17,000	290	(238)	17,052
Pass-through MBS issued by U.S. GSEs	280,102	456	(31,101)	249,457
Agency CMOs	231,399	382	(22,321)	209,460
Total securities held-to-maturity	$618,901	$1,128	$(59,947)	$560,082

There were no transfers to or from securities held-to-maturity during the three or six months ended June 30, 2026 and 2025, respectively.

The carrying value of securities pledged at June 30, 2026 and December 31, 2025 was $784.8 million and $766.2 million, respectively.

At June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The following table presents the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2026
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$11,863	$11,774
One to five years	48,528	47,228
Five to ten years	149,865	148,410
Beyond ten years	—	—
Pass-through MBS issued by U.S. GSEs and agency CMOs	711,099	687,839
Total	$921,355	$895,251

Held-to-maturity
Within one year	$10,000	$9,895
One to five years	80,615	73,648
Five to ten years	23,000	22,855
Beyond ten years	—	—
Pass-through MBS issued by U.S. GSEs and agency CMOs	592,991	534,822
Total	$706,606	$641,220

The following table presents the information related to sales of securities available-for-sale as of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Securities available-for-sale
Proceeds	$—	$24,837	$4,000	$24,837
Gross gains	—	748	—	748
Tax expense on gains	—	221	—	221
Gross losses	—	676	—	676
Tax benefit on losses	—	200	—	200

There were no sales of securities held-to-maturity during the three or six months ended June 30, 2026 and 2025, respectively.

The following table summarizes the gross unrealized losses and fair value of securities available-for-sale aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	June 30, 2026
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$—	$—	$9,926	$74	$9,926	$74
Corporate securities	42,991	510	59,666	2,877	102,657	3,387
Pass-through MBS issued by U.S. GSEs	295,667	2,554	4,792	640	300,459	3,194
Agency CMOs	57,205	347	120,496	21,456	177,701	21,803
State and municipal obligations	—	—	10,002	766	10,002	766

	December 31, 2025
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$—	$—	$9,880	$120	$9,880	$120
Corporate securities	5,970	30	69,646	4,005	75,616	4,035
Pass-through MBS issued by U.S. GSEs	—	—	5,214	598	5,214	598
Agency CMOs	8,478	83	135,961	21,197	144,439	21,280
State and municipal obligations	—	—	14,984	824	14,984	824

As of June 30, 2026, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available-for-sale debt securities was required. As of June 30, 2025, the Company recorded a $1.8 million allowance for credit losses on one available-for-sale corporate security due to the issuer’s non-compliance with certain financial covenants, which was considered a credit deterioration event. Given the high-quality composition of the Company’s held-to-maturity portfolio, the Company did not record an allowance for credit losses on the held-to-maturity portfolio as of June 30, 2026. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Accrued interest receivable on securities totaling $7.1 million and $5.9 million at June 30, 2026 and December 31, 2025, respectively, was included in other assets in the Consolidated Statements of Financial Condition and excluded from the amortized cost and estimated fair value totals in the table above.

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

At June 30, 2026, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. government: Agency Notes, Treasury Securities, Pass-through MBS issued by U.S. GSEs, Agency Collateralized Mortgage Obligations. None of the unrealized losses are related to credit quality of the issuer. A majority of the state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. The Company does not have the intent to sell these securities, and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

The following table presents a rollforward of the allowance for credit losses for corporate securities available-for-sale for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Beginning balance	$—	$893	$—	$—
Provision for credit losses	—	907	—	1,800
Ending balance	$—	$1,800	$—	$1,800

7. LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	June 30, 2026	December 31, 2025
Business loans (1)	$3,645,998	$3,240,436
One-to-four family residential and coop/condo apartment	1,076,191	1,035,803
Multifamily residential and residential mixed-use	3,113,826	3,424,522
Non-owner-occupied commercial real estate	2,771,042	2,933,011
Acquisition, development, and construction ("ADC")	90,476	117,215
Other loans	8,401	6,558
Total	10,705,934	10,757,545
Fair value hedge basis point adjustments (2)	(1,561)	663
Total loans, net of fair value hedge basis point adjustments	10,704,373	10,758,208
Allowance for credit losses	(104,963)	(97,372)
Loans held for investment, net	$10,599,410	$10,660,836
(1)	Business loans include commercial and industrial loans (“C&I loans”) and owner-occupied commercial real estate loans.
(2)	The loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

The following tables present data regarding the allowance for credit losses activity on loans held for investment for the periods indicated:

	At or for the Three Months Ended June 30, 2026
		One-to-Four	Multifamily
		Family	Residential
		Residential and	and	Non-Owner-Occupied
	Business	Coop/ Condo	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$53,844	$9,245	$12,907	$22,557	$1,623	$497	$100,673
Provision (recovery) for credit losses	2,951	281	8,527	2,292	(132)	33	13,952
Charge-offs	(707)	—	(4,053)	(5,256)	—	(90)	(10,106)
Recoveries	178	—	108	154	—	4	444
Ending balance	$56,266	$9,526	$17,489	$19,747	$1,491	$444	$104,963

	At or for the Three Months Ended June 30, 2025
		One-to-Four	Multifamily
		Family	Residential
		Residential and	and	Non-Owner-Occupied
	Business	Coop/ Condo	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$43,915	$9,745	$13,087	$21,075	$2,360	$273	$90,455
Provision (recovery) for credit losses	4,034	(178)	579	3,667	20	17	8,139
Charge-offs	(5,057)	—	—	(416)	—	(9)	(5,482)
Recoveries	73	—	1	—	—	3	77
Ending balance	$42,965	$9,567	$13,667	$24,326	$2,380	$284	$93,189

	At or for the Six Months Ended June 30, 2026
		One-to-Four	Multifamily
		Family	Residential
		Residential and	and	Non-Owner-Occupied
	Business	Coop/ Condo	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$49,770	$10,034	$14,053	$21,130	$2,070	$315	$97,372
Provision (recovery) for credit losses	7,418	(508)	15,547	3,719	(579)	230	25,827
Charge-offs	(1,249)	—	(12,219)	(5,256)	—	(109)	(18,833)
Recoveries	327	—	108	154	—	8	597
Ending balance	$56,266	$9,526	$17,489	$19,747	$1,491	$444	$104,963

	At or for the Six Months Ended June 30, 2025
		One-to-Four	Multifamily
		Family	Residential
		Residential and	and	Non-Owner-Occupied
	Business	Coop/ Condo	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$42,898	$9,501	$11,946	$21,876	$2,323	$207	$88,751
Provision for credit losses	4,965	110	1,720	9,948	57	101	16,901
Charge-offs	(5,233)	(44)	—	(7,498)	—	(44)	(12,819)
Recoveries	335	—	1	—	—	20	356
Ending balance	$42,965	$9,567	$13,667	$24,326	$2,380	$284	$93,189

The following tables present the amortized cost basis of loans on non-accrual status as of the periods indicated:

	June 30, 2026
	Non-accrual with	Non-accrual with	Related
(In thousands)	No Allowance	Allowance	Allowance
Business loans	$4,376	$19,522	$16,027
One-to-four family residential and coop/condo apartment	—	4,465	39
Multifamily residential and residential mixed-use	4,038	22,855	5,954
Non-owner-occupied commercial real estate	11,135	16	15
ADC	—	412	316
Total	$19,549	$47,270	$22,351

	December 31, 2025
	Non-accrual with	Non-accrual with	Related
(In thousands)	No Allowance	Allowance	Allowance
Business loans	$3,973	$18,633	$14,877
One-to-four family residential and coop/condo apartment	—	3,623	35
Non-owner-occupied commercial real estate	25,656	15	15
ADC	—	412	316
Total	$29,629	$22,683	$15,243

The Company did not recognize interest income on non-accrual loans held for investment during the three and six months ended June 30, 2026 and 2025.

The following tables summarize the past due status of the Company’s loan held for investment portfolio as of the dates indicated:

	June 30, 2026
			90 Days
			Or More		Total
	30 to 59	60 to 89	Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing	Non-accrual	Non-accrual	Current	Loans
Business loans	$12,278	$528	$—	$23,898	$36,704	$3,609,294	$3,645,998
One-to-four family residential and coop/condo apartment	285	384	—	4,465	5,134	1,071,057	1,076,191
Multifamily residential and residential mixed-use	69,578	23,164	—	26,893	119,635	2,994,191	3,113,826
Non-owner-occupied commercial real estate	4,100	—	—	11,151	15,251	2,755,791	2,771,042
ADC	—	—	—	412	412	90,064	90,476
Other loans	7	9	—	—	16	8,385	8,401
Total	$86,248	$24,085	$—	$66,819	$177,152	$10,528,782	$10,705,934

	December 31, 2025
			90 Days
			Or More		Total
	30 to 59	60 to 89	Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing	Non-accrual	Non-accrual	Current	Loans
Business loans	$4,617	$2,075	$—	$22,606	$29,298	$3,211,138	$3,240,436
One-to-four family residential and coop/condo apartment	7,943	389	—	3,623	11,955	1,023,848	1,035,803
Multifamily residential and residential mixed-use	3,667	27,608	—	—	31,275	3,393,247	3,424,522
Non-owner-occupied commercial real estate	12,597	—	—	25,671	38,268	2,894,743	2,933,011
ADC	—	—	—	412	412	116,803	117,215
Other loans	—	—	—	—	—	6,558	6,558
Total	$28,824	$30,072	$—	$52,312	$111,208	$10,646,337	$10,757,545

Accruing Loans 90 Days or More Past Due:

There were no accruing loans 90 days or more past due at June 30, 2026 or at December 31, 2025.

Collateral Dependent Loans:

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated:

	June 30, 2026		December 31, 2025
	Real Estate	Associated Allowance	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses	Collateral Dependent	for Credit Losses
Business loans	$11,656	$3,979	$11,039	$3,507
Multifamily residential and residential mixed-use	26,893	5,954	—	—
Non-owner-occupied commercial real estate	11,151	15	25,671	15
ADC	412	316	412	316
Total	$50,112	$10,264	$37,122	$3,838

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

The following tables present loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted during the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30, 2026

				Significant
			Term	Payment	Term
			Extension	Delay	Extension		% of
			and	and	and		Total
		Significant	Significant	Interest	Interest		Class of
	Term	Payment	Payment	Rate	Rate		Financing
(Dollars in thousands)	Extension	Delay	Delay	Reduction	Reduction	Total	Receivable
Business loans	$—	$203	$—	$—	$—	$203	0.0%
Multifamily residential and residential mixed-use	—	63,412	4,575	—	—	67,987	2.2
Total	$—	$63,615	$4,575	$—	$—	$68,190	0.6%

	For the Three Months Ended June 30, 2025
				Significant
			Term	Payment	Term
			Extension	Delay	Extension		% of
			and	and	and		Total
		Significant	Significant	Interest	Interest		Class of
	Term	Payment	Payment	Rate	Rate		Financing
(Dollars in thousands)	Extension	Delay	Delay	Reduction	Reduction	Total	Receivable
Business loans	$52	$—	$—	$—	$—	$52	0.0%
Multifamily residential and residential mixed-use	—	22,262	—	6,469	—	28,731	0.8
Total	$52	$22,262	$—	$6,469	$—	$28,783	0.3%

	For the Six Months Ended June 30, 2026

				Significant
			Term	Payment	Term
			Extension	Delay	Extension		% of
			and	and	and		Total
		Significant	Significant	Interest	Interest		Class of
	Term	Payment	Payment	Rate	Rate		Financing
(Dollars in thousands)	Extension	Delay	Delay	Reduction	Reduction	Total	Receivable
Business loans	$2,500	$203	$—	$—	$650	$3,353	0.1%
Multifamily residential and residential mixed-use	—	91,022	4,575	—	—	95,597	3.1
Non-owner-occupied commercial real estate	2,316	—	—	—	—	2,316	0.1
Total	$4,816	$91,225	$4,575	$—	$650	$101,266	0.9%

	For the Six Months Ended June 30, 2025

				Significant
			Term	Payment	Term
			Extension	Delay	Extension		% of
			and	and	and		Total
		Significant	Significant	Interest	Interest		Class of
	Term	Payment	Payment	Rate	Rate		Financing
(Dollars in thousands)	Extension	Delay	Delay	Reduction	Reduction	Total	Receivable
Business loans	$52	$506	$—	$—	$13,942	$14,500	0.5%
Multifamily residential and residential mixed-use	—	49,867	—	6,469	—	56,336	1.5
Non-owner-occupied commercial real estate	—	27,755	—	14,987	—	42,742	1.4
Total	$52	$78,128	$—	$21,456	$13,942	$113,578	1.0%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty as of the dates indicated:

	For the Three Months Ended June 30, 2026
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	—%	—	$71
Multifamily residential and residential mixed-use	—	24	198

	For the Three Months Ended June 30, 2025
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	—%	4	$—
Multifamily residential and residential mixed-use	1.13	—	95

	For the Six Months Ended June 30, 2026
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	2.25%	19	$71
Multifamily residential and residential mixed-use	—	24	333
Non-owner-occupied commercial real estate	—	10	—

	For the Six Months Ended June 30, 2025
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	1.25%	103	$10
Multifamily residential and residential mixed-use	1.13	—	233
Non-owner-occupied commercial real estate	3.75	—	1,128

The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables describe the performance of loans that have been modified during the past 12 months.

	June 30, 2026
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$6,289	$—	$—	$—	$1,373	$7,662
Multifamily residential and residential mixed-use	4,575	58,625	23,164	—	26,893	113,257
Non-owner-occupied commercial real estate	11,959	—	—	—	—	11,959
Total	$22,823	$58,625	$23,164	$—	$28,266	$132,878

	June 30, 2025
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$18,481	$—	$—	$—	$282	$18,763
Multifamily residential and residential mixed-use	28,731	—	27,605	—	—	56,336
Non-owner-occupied commercial real estate	27,755	—	—	—	14,987	42,742
Total	$74,967	$—	$27,605	$—	$15,269	$117,841

As of June 30, 2026, there were six multifamily loans and four business loans totaling $28.3 million that were modified to borrowers experiencing financial difficulty during the prior 12 months that are on non-accrual status. As of June 30, 2025, there was one non-owner-occupied commercial loan and three business loans totaling $15.3 million that were modified to borrowers experiencing financial difficulty during the prior 12 months that were on non-accrual status. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	June 30, 2026
(In thousands)	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$346,891	$437,567	$293,113	$199,936	$283,996	$539,508	$1,362,865	$94,992	$3,558,868
Special mention	—	—	1,584	461	7,869	12,618	3,481	13,586	39,599
Substandard	—	133	685	304	2,715	16,553	1,102	25,428	46,920
Doubtful	—	—	—	—	—	611	—	—	611
Total business loans	346,891	437,700	295,382	200,701	294,580	569,290	1,367,448	134,006	3,645,998
YTD Gross Charge-Offs	—	—	—	152	56	206	—	835	1,249

One-to-four family residential and coop/condo apartment
Pass	108,387	160,286	114,782	136,560	181,158	339,821	19,525	8,414	1,068,933
Special mention	—	—	—	260	—	2	—	—	262
Substandard	—	—	—	—	487	4,498	963	1,048	6,996
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential and coop/condo apartment	108,387	160,286	114,782	136,820	181,645	344,321	20,488	9,462	1,076,191
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Multifamily residential and residential mixed-use:
Pass	14,613	54,750	18,447	223,969	1,094,980	1,493,474	1,058	4,172	2,905,463
Special mention	—	1,791	—	—	—	71,880	—	—	73,671
Substandard	—	—	—	—	28,033	106,659	—	—	134,692
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	14,613	56,541	18,447	223,969	1,123,013	1,672,013	1,058	4,172	3,113,826
YTD Gross Charge-Offs	—	—	—	—	—	12,219	—	—	12,219

Non-owner-occupied commercial real estate
Pass	38,956	91,999	54,241	199,431	599,938	1,616,026	7,019	15,735	2,623,345
Special mention	—	—	—	—	25,623	70,168	—	—	95,791
Substandard	—	—	—	—	13,399	38,507	—	—	51,906
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	38,956	91,999	54,241	199,431	638,960	1,724,701	7,019	15,735	2,771,042
YTD Gross Charge-Offs	—	—	—	—	—	5,256	—	—	5,256

ADC:
Pass	4,050	32,044	15,805	16,376	3,655	421	15,593	2,120	90,064
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	412	412
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	4,050	32,044	15,805	16,376	3,655	421	15,593	2,532	90,476
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	512,897	776,646	496,388	776,272	2,163,727	3,989,250	1,406,060	125,433	10,246,673
Special mention	—	1,791	1,584	721	33,492	154,668	3,481	13,586	209,323
Substandard	—	133	685	304	44,634	166,217	2,065	26,888	240,926
Doubtful	—	—	—	—	—	611	—	—	611
Total Loans	$512,897	$778,570	$498,657	$777,297	$2,241,853	$4,310,746	$1,411,606	$165,907	$10,697,533
YTD Gross Charge-Offs	$—	$—	$—	$152	$56	$17,681	$—	$835	$18,724

	December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$444,515	$320,751	$212,384	$302,778	$182,244	$408,711	$1,170,533	$96,748	$3,138,664
Special mention	—	107	265	2,856	15,143	20,428	7,822	2,457	49,078
Substandard	—	85	2,944	3,669	7,611	10,613	4,320	22,841	52,083
Doubtful	—	—	—	—	—	611	—	—	611
Total business loans	444,515	320,943	215,593	309,303	204,998	440,363	1,182,675	122,046	3,240,436
YTD Gross Charge-Offs	—	—	—	1,492	605	—	4,296	1,313	7,706

One-to-four family residential and coop/condo apartment
Pass	170,056	125,945	145,449	192,988	91,910	270,964	23,035	8,598	1,028,945
Special mention	—	—	263	—	—	28	—	—	291
Substandard	—	—	—	474	—	4,542	652	899	6,567
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential and coop/condo apartment	170,056	125,945	145,712	193,462	91,910	275,534	23,687	9,497	1,035,803
YTD Gross Charge-Offs	—	—	—	—	—	44	—	—	44

Multifamily residential and residential mixed-use:
Pass	54,958	21,186	229,634	1,127,686	536,029	1,211,361	4,748	4,705	3,190,307
Special mention	1,824	—	—	7,214	15,963	111,626	—	—	136,627
Substandard	—	—	—	20,821	3,069	73,698	—	—	97,588
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	56,782	21,186	229,634	1,155,721	555,061	1,396,685	4,748	4,705	3,424,522
YTD Gross Charge-Offs	—	—	—	—	—	69	—	—	69

Non-owner-occupied commercial real estate
Pass	95,771	54,625	202,035	695,850	573,086	1,157,080	7,908	15,961	2,802,316
Special mention	—	—	—	—	637	92,057	—	—	92,694
Substandard	—	—	—	—	16,471	21,530	—	—	38,001
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	95,771	54,625	202,035	695,850	590,194	1,270,667	7,908	15,961	2,933,011
YTD Gross Charge-Offs	—	—	—	—	—	23,644	1,824	—	25,468

ADC:
Pass	28,379	18,907	41,151	6,075	4,805	—	15,345	2,141	116,803
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	412	412
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	28,379	18,907	41,151	6,075	4,805	—	15,345	2,553	117,215
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	793,679	541,414	830,653	2,325,377	1,388,074	3,048,116	1,221,569	128,153	10,277,035
Special mention	1,824	107	528	10,070	31,743	224,139	7,822	2,457	278,690
Substandard	—	85	2,944	24,964	27,151	110,383	4,972	24,152	194,651
Doubtful	—	—	—	—	—	611	—	—	611
Total Loans	$795,503	$541,606	$834,125	$2,360,411	$1,446,968	$3,383,249	$1,234,363	$154,762	$10,750,987
YTD Gross Charge-Offs	$—	$—	$—	$1,492	$605	$23,757	$6,120	$1,313	$33,287

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

	June 30, 2026	December 31, 2025
Performing	$8,401	$6,558
Non-accrual	—	—
Total	$8,401	$6,558

8. LEASES

The following table presents the Company’s remaining maturities of undiscounted lease payments, as well as a reconciliation to the discounted operating lease liabilities in the Consolidated Statements of Financial Condition at June 30, 2026:

(In thousands)
2026	$7,581
2027	13,793
2028	7,463
2029	4,894
2030	3,387
Thereafter	5,539
Total undiscounted lease payments	42,657
Less amounts representing interest	(3,031)
Operating lease liabilities	$39,626

Other information related to the Company’s operating leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Operating lease cost	$3,791	$3,709	$7,556	$7,341
Cash paid for amounts included in the measurement of operating lease liabilities	3,875	3,641	7,708	7,292

	As of June 30, 2026		As of December 31, 2025
Weighted average remaining lease term	4.0	years	4.3	years
Weighted average discount rate	3.27%		3.18%

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

Effect of Derivatives on the Consolidated Statements of Financial Condition

The tables below present the notional amounts and fair values of the Company’s derivative financial instruments as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Assets	Amount	Assets
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$525,000	$941	$600,000	$2,758

Derivatives not designated as hedging instruments:
Interest rate products	1,636,948	69,604	1,655,545	73,557

	June 30, 2026		December 31, 2025
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Liabilities	Amount	Liabilities
Derivatives designated as hedging instruments:
Fair value hedges - interest rate products	$350,000	$26	$350,000	$8
Cash flow hedges - interest rate products	—	—	—	—

Derivatives not designated as hedging instruments:
Interest rate products	1,636,948	69,604	1,655,545	73,557
Risk participations	121,004	1	156,730	8

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026		2025
	Interest	Interest	Interest	Interest
(In thousands)	Income	Expense	Income	Expense
Effects of fair value or cash flow hedges are recorded	$189	$690	$(205)	1,950

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts:
Hedged items	(835)	—	(1,091)	—
Derivatives designated as hedging instruments	1,024	—	886	—

Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount reclassified from AOCI into expense	—	690	—	1,950

	Six Months Ended June 30,
	2026		2025
	Interest	Interest	Interest	Interest
(In thousands)	Income	Expense	Income	Expense
Effects of fair value or cash flow hedges are recorded	$379	$1,664	$(827)	$3,790

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts:
Hedged items	(2,224)	—	(1,774)	—
Derivatives designated as hedging instruments	2,603	—	947	—

Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount reclassified from AOCI into expense	—	1,664	—	3,790

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

As of June 30, 2026, the Company received $1.6 million from the Chicago Mercantile Exchange (“CME”) clearing house related to the fair value derivatives settled daily to market. As of December 31, 2025, the Company posted $660 thousand to the CME clearing house related to fair value derivatives settled daily to market. The Company pays an average fixed rate of 3.42% and receives a floating rate based on the US federal funds effective rate for the life of the agreement without an exchange of the underlying notional amount.

The amortized cost basis of the closed portfolio of the fixed rate mortgage loans on June 30, 2026 totaled $640.7 million. The amount identified as the last-of-layer in the open hedge relationship was $350.0 million, which is the amount of loans in the closed portfolio anticipated to be outstanding for the designated hedge period. The basis adjustment associated with the hedge was a $1.6 million liability as of June 30, 2026, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedged relationship.

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

During the three and six months ended June 30, 2026, the Company recorded credits of $189 thousand and $379 thousand, respectively, from the swap transactions as a component of interest income in the consolidated statements of operations. During the three and six months ended June 30, 2025, the Company recorded debits of $205 thousand and $827 thousand, respectively, from the swap transactions as a component of interest income in the consolidated statements of operations.

As of June 30, 2026 and December 31, 2025, the following amounts were recorded on the consolidated statements of financial condition related to cumulative basis adjustment for fair value hedges:

	June 30, 2026		December 31, 2025
(In thousands)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed Rate Loans	$639,154	$(1,561)	$667,584	$663

Cash Flow Hedges

Cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company uses these types of derivatives to hedge the variable cash flows associated with existing or forecasted issuances of short-term borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $1.3 million will be reclassified as a decrease to interest expense.

The Company did not terminate any derivatives during the six months ended June 30, 2026 or June 30, 2025, respectively.

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Gain (loss) recognized in other comprehensive income (loss)	$1,621	$(5,407)	$2,663	$(12,974)
Loss reclassified from other comprehensive income into interest expense	(690)	(1,950)	(1,664)	(3,790)

All cash flow hedges are recorded gross on the Consolidated Statement of Financial Condition.

Certain cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Company to post cash collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of June 30, 2026 and December 31, 2025, the Company did not post collateral to the third-party counterparties. As of June 30, 2026, the Company received $1.4 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2025, the Company received $3.4 million in collateral from its third-party counterparties under the agreements in a net asset position. Additionally, the Bank entered into certain cash flow hedges that are exchange-traded through the CME and are settled daily to market. As of June 30, 2026, the Company received $726 thousand from the CME clearing house, which was accounted for as settlements of derivative liabilities. As of December 31, 2025, the Company posted $5.4 million to the CME clearing house that are accounted for as settlements of the derivative asset.

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

	June 30, 2026
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/liabilities:
Loan level interest rate swaps with borrower	38	$391,325	$3,729	$—
Loan level interest rate swaps with borrower	177	1,245,623	—	65,875
Loan level interest rate swaps with third-party counterparties	38	391,325	—	3,729
Loan level interest rate swaps with third-party counterparties	177	1,245,623	65,875	—

	December 31, 2025
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/liabilities:
Loan level interest rate swaps with borrower	66	$782,882	$13,491	$—
Loan level interest rate swaps with borrower	148	872,663	—	60,066
Loan level interest rate swaps with third-party counterparties	66	782,882	—	13,491
Loan level interest rate swaps with third-party counterparties	148	872,663	60,066	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Loan level derivative income	$535	$942	$1,007	$1,003

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of June 30, 2026, the Company did not post any collateral to its third-party counterparty. As of December 31, 2025, the Company posted $3.0 million in collateral to its third-party counterparties. As of June 30, 2026, the Company received $60.4 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2025, the Company received $49.1 million in collateral from its third-party counterparties under the agreements in a net asset position.

Risk Participation Agreements

The Company enters into risk participation agreements to manage economic risks but does not designate the instruments in hedge relationships. As of June 30, 2026 and December 31, 2025, the notional amounts of risk participation agreements for derivative liabilities were $121.0 million and $156.7 million, respectively. The Company’s risk participation agreements had fair values in a liability position of $1 thousand and $8 thousand as of June 30, 2026 and December 31, 2025, respectively.

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

For derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, any breach of the above provisions by the Company may require settlement of its obligations under the agreements at the termination value with the respective counterparty. As of June 30, 2026, there were no derivatives in a net liability position, and therefore the termination value was zero. There were no provisions breached for the three or six months ended June 30, 2026.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities

The Company’s available-for-sale securities are reported at fair value, which were determined utilizing prices obtained from independent parties. The valuations obtained are based upon market data and often utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (obtained only from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain securities, additional inputs may be used, or some market inputs may not be applicable. Prioritization of inputs may vary on any given day based on market conditions.

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by U.S. GSEs as of June 30, 2026 and December 31, 2025, respectively. In accordance with the Company’s investment policy, corporate securities are rated “investment grade” at the time of purchase and the financials of the issuers are reviewed quarterly.

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

		Fair Value Measurements
		at June 30, 2026 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$9,926	$—	$9,926	$—
Corporate securities	183,943	—	183,943	—
Pass-through MBS issued by U.S. GSEs	495,344	—	495,344	—
Agency CMOs	192,495	—	192,495	—
State and municipal obligations	13,543	—	13,543	—
Equity securities	2,723	—	2,723	—
Derivative – cash flow hedges	941	—	941	—
Derivative – freestanding derivatives, net	69,604	—	69,604	—
Financial Liabilities:
Derivative – fair value hedges	26	—	26	—
Derivative – freestanding derivatives, net	69,604	—	69,604	—
Derivative – risk participations	1	—	1	—

		Fair Value Measurements
		at December 31, 2025 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency Notes	$9,880	$—	$9,880	$—
Corporate securities	166,459	—	166,459	—
Pass-through MBS issued by U.S. GSEs	391,733	—	391,733	—
Agency CMOs	210,933	—	210,933	—
State and municipal obligations	18,930	—	18,930	—
Equity securities	2,723	—	2,723	—
Derivative – cash flow hedges	2,758	—	2,758	—
Derivative – freestanding derivatives, net	73,557	—	73,557	—
Financial Liabilities:
Derivative – fair value hedge	8	—	8	—
Derivative – freestanding derivatives, net	73,557	—	73,557	—
Derivative – risk participations	8	—	8	—

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

June 30, 2026
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$20,297	$—	$—	$20,297

December 31, 2025
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$3,655	$—	$—	$3,655

Individually evaluated loans with an allowance for credit losses at June 30, 2026 had a carrying amount of $20.3 million, which is made up of the outstanding balance of $30.6 million, net of a valuation allowance of $10.3 million. Collateral dependent individually analyzed loans during the three and six months ended June 30, 2026 resulted in a $3.7 million and $6.4 million credit loss provision, respectively, which is included in the amounts reported in the Consolidated Statements of Operations.

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

		Fair Value Measurements
		at June 30, 2026 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$1,934,594	$1,934,594	$—	$—	$1,934,594
Securities held-to-maturity	706,606	—	641,220	—	641,220
Loans held for sale	1,862	—	—	1,862	1,862
Loans held for investment, net	10,579,113	—	—	10,394,349	10,394,349
Accrued interest receivable	56,282	—	7,641	48,641	56,282
Financial Liabilities:
Savings, money market and checking accounts (1)	11,608,313	11,608,313	—	—	11,608,313
Certificates of deposit ("CDs")	1,068,824	—	1,066,871	—	1,066,871
FHLBNY advances	385,000	—	385,678	—	385,678
Subordinated debt, net	231,186	—	227,371	—	227,371
Accrued interest payable	6,170	—	6,170	—	6,170

(1) Includes mortgage escrow deposits.

		Fair Value Measurements
		at December 31, 2025 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$2,353,966	$2,353,966	$—	$—	$2,353,966
Securities held-to-maturity	618,901	—	560,082	—	560,082
Loans held for sale	1,989	—	—	1,989	1,989
Loans held for investment, net	10,657,181	—	—	10,459,618	10,459,618
Accrued interest receivable	55,572	—	6,748	48,824	55,572
Financial Liabilities:
Savings, money market and checking accounts (1)	11,724,128	11,724,128	—	—	11,724,128
CDs	1,117,118	—	1,115,830	—	1,115,830
FHLBNY advances	508,000	—	511,074	—	511,074
Subordinated debt, net	272,503	—	267,493	—	267,493
Accrued interest payable	7,752	—	7,752	—	7,752

(1) Includes mortgage escrow deposits.

11. OTHER INTANGIBLE ASSETS

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable.

(In thousands)	June 30, 2026	December 31, 2025
Gross carrying value	$10,204	$10,204
Accumulated amortization	(7,670)	(7,266)
Net carrying amount	$2,534	$2,938

Amortization expense recognized on intangible assets was $195 thousand and $404 thousand for the three and six months ended June 30, 2026, respectively. Amortization expense recognized on intangible assets was $235 thousand and $487 thousand for the three and six months ended June 30, 2025, respectively.

Estimated amortization expense for the remainder of 2026 through 2030 and thereafter is as follows:

(In thousands)
2026	$391
2027	664
2028	560
2029	475
2030	411
Thereafter	33
Total	$2,534

12. FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY totaling $385.0 million and $508.0 million at June 30, 2026 and December 31, 2025, respectively, all of which were fixed rate. In accordance with the Collateral Pledge and Security Agreement with the FHLBNY, the Bank had remaining FHLBNY borrowing capacity of $1.61 billion as of June 30, 2026 and $1.52 billion as of December 31, 2025, and maintained sufficient qualifying collateral, as defined by the FHLBNY.

For the three months ended June 30, 2026, the Company did not incur any prepayment penalty expense related to the extinguishment of FHLBNY advances. For the six months ended June 30, 2026, the Company had $515 thousand of prepayment penalty expense related to the extinguishment of FHLBNY advances. During the three and six months ended June 30, 2025, the Company did not incur any prepayment penalty expense related to the extinguishment of FHLBNY advances.

The following table is a summary of FHLBNY extinguishments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
FHLBNY advances extinguished	$-	$-	$48,000	$-
Weighted average rate	-%	-%	4.20%	-%
Loss on extinguishment of debt	$-	$-	$515	$-

The following table presents the contractual maturities of FHLBNY advances for each of the next five years.

(Dollars in thousands)	June 30, 2026	December 31, 2025
2026, fixed rate at rates from 3.79% to 4.14%	325,000	400,000
2027, fixed rate at 4.25%	—	36,000
2028, fixed rate at 4.04%	—	12,000
2029, fixed rate at rates from 3.98% to 4.03%	60,000	60,000
Total FHLBNY advances	$385,000	$508,000

Total FHLBNY advances had a weighted average interest rate of 3.85% and 4.00% at June 30, 2026 and December 31, 2025, respectively.

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

The $40.0 million of fixed-to-floating rate subordinated debentures, that were redeemed during the first quarter of 2026, were issued by the Company in September 2015, were callable at par after ten years and had a stated maturity of September 30, 2030. The interest rate was fixed at 5.75% for the first ten years. From and including September 30, 2025 to the maturity date or early redemption date, the interest rate reset quarterly to an annual interest rate equal to the then-current three-month CME Term SOFR plus 372 basis points.

During the first quarter of 2026, the Company redeemed at par all of its outstanding $40.0 million principal amount of its Fixed/Floating Subordinated Debentures due 2030. Upon redemption, the Company recognized a pre-tax gain of $1.5 million, which was recorded in non-interest expense.

The subordinated debentures totaled $231.2 million and $272.5 million at June 30, 2026 and December 31, 2025, respectively. Interest expense related to the subordinated debentures was $3.8 million and $4.3 million during the three months ended June 30, 2026 and 2025, respectively. Interest expense related to the subordinated debentures was $8.3 million and $8.6 million during the six months ended June 30, 2026 and 2025, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

14. RETIREMENT AND POSTRETIREMENT PLANS

The Bank maintains two noncontributory pension plans that existed before the Merger: (i) the Retirement Plan of Dime Commercial Bank (“Employee Retirement Plan”) and (ii) the BNB Bank Pension Plan, covering all eligible employees.

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

The following tables represent the components of net periodic benefit (credit) cost associated with these plans:

	Three Months Ended June 30,
	2026	2025
	Employee	BNB Bank	Employee
(In thousands)	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$—	$—	$—
Interest cost	208	—	218
Expected return on assets	(315)	—	(322)
Amortization of unrealized loss	257	—	232
Net periodic benefit (credit)	$150	$—	$128
Settlement loss recognized	—		—
Total benefit cost	$150	$—	$128

	Six Months Ended June 30,
	2026	2025
	Employee	BNB Bank	Employee
(In thousands)	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$—	$—	$—
Interest cost	415	271	435
Expected return on assets	(630)	(534)	(645)
Amortization of unrealized loss	515	49	465
Net periodic benefit (credit)	$300	$(214)	$255
Settlement loss recognized	—	7,231	—
Total benefit cost	$300	$7,017	$255

There were no contributions to the Employee Retirement Plan for the three or six months ended June 30, 2026 and 2025. There were no contributions to the BNB Bank Pension Plan for the three and six months ended June 30, 2025, prior to the termination being completed.

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) that existed before the Merger. The 401(k) Plan covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the first pay date following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $24,500 for the calendar year ended December 31, 2026. Under the provisions of the 401(k) Plan, Dime Commercial Bank provides an employer non-elective contribution to employee accounts equivalent to 3% of eligible compensation. Participants can invest their account balances into several investment alternatives. The 401(k) Plan does not allow for investment of new contributions in the Company’s common stock, nor does it allow participants to transfer existing balances into the Company’s common stock. The 401(k) Plan held Company common stock within the accounts of participants totaling $7.2 million and $5.7 million at June 30, 2026 and 2025, respectively. During the three and six months ended June 30, 2026, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $909 thousand and $2.1 million, respectively. During the three and six months ended June 30, 2025, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $1.9 million, respectively.

15. STOCK-BASED COMPENSATION

In May 2021, the Company’s stockholders approved the Dime Commercial Bancshares, Inc. f/k/a/ Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. The Company no longer makes grants under the Legacy Stock Plans. Awards outstanding under the Legacy Stock Plans will continue to remain outstanding and subject to the terms and conditions of the Legacy Stock Plans. An additional 1,185,000 shares of common stock were reserved to be issued under the 2021 Equity Incentive Plan following stockholder approval at the Annual Meeting of Shareholders on May 23, 2024. At June 30, 2026, there were 809,391 shares reserved for issuance under the 2021 Equity Incentive Plan.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Dollars in thousands except share and per share amounts)	Options	Price	Years	Value
Options outstanding at January 1, 2026	26,995	$35.39	3.2	$—
Options exercised	(26,995)	35.39	—	—
Options forfeited	—	—	—	—
Options outstanding at June 30, 2026	—	$—	—	$—
Options vested and exercisable at June 30, 2026	—	$—	—	$—

Information related to stock options during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Cash received for option exercise cost	$—	$—	$—	$—
Income tax expense recognized on stock option exercises	—	—	—	—
Intrinsic value of options exercised	74	—	74	—

As of June 30, 2026, there were no stock options outstanding or vested. All outstanding stock options were exercised during the six months ended June 30, 2026 and were net settled. Accordingly, the Company did not receive any cash proceeds from the exercise of such stock options.

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2026	457,368	$24.88
Shares granted	326,693	33.60
Shares vested	(240,588)	24.53
Shares forfeited	(29,114)	25.68
Unvested allocated shares outstanding at June 30, 2026	514,359	$30.54

Information related to RSAs during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Compensation expense recognized	$1,801	$1,258	$3,001	$2,664
Income tax benefit recognized on vesting of RSAs	243	40	690	361

As of June 30, 2026, there was $13.8 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 2.4 years.

Performance-Based Share Awards

The Company maintains a Long-Term Incentive Plan (“LTIP”) for certain officers, which meets the criteria for equity-based accounting. For each award, threshold (50% of target), target (100% of target) and stretch (150% of target) opportunities are eligible to be earned over a three-year performance period based on the Company’s relative performance on certain goals that were established at the onset of the performance period and cannot be altered subsequently. Shares of common stock are issued on the grant date and held as unvested stock awards until the end of the performance period. Shares are issued at the stretch opportunity to ensure that an adequate number of shares are allocated for shares expected to vest at the end of the performance period. Compensation expense on PSAs is based upon the fair value of the shares on the date of the grant for the expected aggregate share payout as of the period end.

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Maximum aggregate share payout at January 1, 2026	307,498	$21.41
Shares granted	105,326	32.76
Shares forfeited	(15,710)	22.44
Shares vested	(34,395)	19.34
Maximum aggregate share payout at June 30, 2026	362,719	$24.86
Minimum aggregate share payout	—	—
Expected aggregate share payout	362,719	$24.86

Information related to PSAs during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Compensation expense recognized	$691	$533	$1,329	$1,011
Income tax benefit (expense) recognized on vesting of PSAs	—	—	102	(9)

As of June 30, 2026, there was $4.7 million of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.1 years.

16. INCOME TAXES

During the three months ended June 30, 2026 and 2025, the Company’s consolidated effective tax rates were 27.3% and 26.1%, respectively. During the six months ended June 30, 2026 and 2025, the Company’s consolidated effective tax rates were 28.0% and 25.7%, respectively. There were no significant unusual income tax items during the three or six months ended June 30, 2026 and 2025, respectively.

17. SEGMENT REPORTING

The Chief Executive Officer, who is designated as the chief operating decision maker (“CODM”), determines the Company’s reportable segment. The Chief Executive Officer along with others in the Company’s executive management evaluates performance and allocates resources based upon analysis of the Company as one operating segment or unit.  The activities of the Company comprise one reportable segment, “Commercial Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on the manner in which it supports the other activities of the Company. All the consolidated assets are attributable to the Commercial Banking segment. The accounting policies of the Commercial Banking segment are the same as those described in Note 1 “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2025.

The Company provides a range of commercial banking services, including lending, personal and business banking, treasury management and merchant services, and other financial services primarily to individuals, businesses, and municipalities in the Greater Long Island area.

The CODM is provided with the Company’s consolidated statements of financial condition and operations and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which can be seen on the consolidated statement of operations. These results are used to benchmark the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cash flows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment and in establishing management’s compensation. All revenues are derived from banking operations within the United States, and for the three and six months ended June 30, 2026 and 2025, no customer accounted for more than 10% of the Company's consolidated revenue.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Dime Commercial Bancshares, Inc., formerly known as Dime Community Bancshares, Inc., is a New York corporation and bank holding company formed in 1988. Dime Commercial Bank, formerly known as Dime Community Bank, is the Company’s wholly-owned subsidiary. The name change became effective during the quarter ended June 30, 2026 and did not affect the Company’s organizational structure, operations, or financial results. On a parent-only basis, the Company has minimal operations, other than as owner of Dime Commercial Bank. The Company is dependent on dividends from its wholly-owned subsidiary, Dime Commercial Bank, its own earnings, additional capital raised, and borrowings as sources of funds.

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

Selected Financial Highlights and Other Data

(Dollars in Thousands Except Per Share Amounts)

	At or for the		At or for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Per Share Data:
Reported EPS (Diluted)	$0.75	$0.64	$1.49	$1.09
Cash dividends paid per common share	0.25	0.25	0.50	0.50
Book value per common share	31.79	29.95	31.79	29.95
Dividend payout ratio	33.33%	39.06%	33.56%	45.87%
Performance and Other Selected Ratios:
Return on average assets	0.94%	0.85%	0.93%	0.74%
Return on average equity	9.15	8.28	9.17	7.16
Net interest spread	2.40	1.99	2.38	1.97
Net interest margin	3.28	2.98	3.24	2.96
Average interest-earning assets to average interest-bearing liabilities	151.33	146.96	150.04	146.97
Non-interest expense to average assets	1.74	1.72	1.71	1.81
Efficiency ratio	51.2	55.0	51.0	58.9
Loan-to-deposit ratio at end of period	84.4	92.6	84.4	92.6
Effective tax rate	27.28	26.08	28.02	25.73
Asset Quality Summary:
Non-performing loans (1)	$68,569	$53,214	$68,569	$53,214
Non-performing assets (2)	69,019	53,214	69,019	53,214
Net charge-offs	9,662	5,405	18,236	12,463
Non-performing assets/Total assets	0.46%	0.37%	0.46%	0.37%
Non-performing loans held for investment/Total loans held for investment	0.62	0.49	0.62	0.49
Allowance for credit losses/Total loans	0.98	0.86	0.98	0.86
Allowance for credit losses/Non-performing loans held for investment	157.09	175.12	157.09	175.12
(1)	Non-performing loans are defined as all loans on non-accrual status.
(2)	June 30, 2026 balance includes one non-performing available for sale security in the amount of $450 thousand.

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

Liquidity and Capital Resources

The Board of Directors has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy. The Bank’s Asset Liability Committee (“ALCO”) is responsible for general oversight and strategic implementation of the policy and management of the appropriate departments are designated responsibility for implementing any strategies established by ALCO. On a daily basis, appropriate senior management receives a current cash position report and 30-day forecast to ensure that all short-term obligations are timely satisfied, and that adequate liquidity exists to fund future activities. Reports detailing the Bank’s liquidity reserves are presented to appropriate senior management on at least a monthly basis, and the Board of Directors at each of its meetings. In addition, a twelve-month liquidity forecast is presented to ALCO to assess potential future liquidity concerns. A forecast of cash flow data for the upcoming 12 months is presented to the Board of Directors no less than annually. Given recent banking industry events, management monitors the level of uninsured deposits on a regular basis.

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

The Bank is a member of American Financial Exchange (“AFX”), through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily. At June 30, 2026 and December 31, 2025, the Bank did not have any such borrowings outstanding through the AFX.

The Bank utilizes repurchase agreements as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities. As of June 30, 2026 and December 31, 2025, the Bank did not have any repurchase agreements.

The Bank gathers deposits in direct competition with commercial banks, savings banks and brokerage firms, many among the largest in the nation. It must additionally compete for deposit monies against the stock and bond markets, especially during periods of strong performance in those arenas. The Bank’s deposit flows are affected primarily by the pricing and marketing of its deposit products compared to its competitors, as well as the market performance of depositor investment alternatives such as the U.S. bond or equity markets. To the extent that the Bank is responsive to general market increases or declines in interest rates, its deposit flows should not be materially impacted. However, favorable performance of equity or bond markets could adversely impact the Bank’s deposit flows.

Total deposits (including mortgage escrow deposits) decreased $164.1 million during the six months ended June 30, 2026, compared to an increase of $54.0 million during the six months ended June 30, 2025. The decrease in deposits during the current period was primarily due to decreases in savings accounts, CDs and interest-bearing checking accounts, partially offset by an increase in money market accounts and non-interest-bearing checking deposits.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, additional sources of funds are available through a borrowing line at the FHLBNY, borrowing capacity at the AFX, lines of credit with unaffiliated correspondent banks, and various brokered deposit sources. At June 30, 2026, the Bank had remaining borrowing capacity of $1.61 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings). The Bank also had access to the Federal Reserve Bank (“FRB”) Discount Window. At June 30, 2026, an available line of credit totaling $335.4 million was in place at the FRB backed by investment securities with no advances drawn. Additionally, at June 30, 2026, a line of credit totaling $3.88 billion was in place at the FRB secured by certain qualifying one-to-four family residential mortgage loans, construction loans and commercial real estate loans with no amounts drawn.

The Bank reduced its outstanding FHLBNY advances by $123.0 million during the six months ended June 30, 2026, compared to a reduction of $100.0 million during the six months ended June 30, 2025. See Note 12. “FHLBNY Advances” for further information.

Subordinated debentures totaled $231.2 million at June 30, 2026 compared to $272.5 million at December 31, 2025. See Note 13. “Subordinated Debentures” to our Consolidated Financial Statements for further information.

During the six months ended June 30, 2026 and 2025, business loan originations excluding new lines were $318.4 million and $173.7 million, respectively. During the six months ended June 30, 2026 and 2025, real estate loan originations excluding new lines (excluding owner-occupied commercial real estate) totaled $157.3 million and $125.1 million, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by their primary federal regulators. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At June 30, 2026, both the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was considered “well capitalized” for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at June 30, 2026
			Basel III
		Consolidated	Minimum	To Be Categorized as
	Bank	Company	Requirement	“Well Capitalized” (1)
Tier 1 common equity ratio	14.8%	12.0%	4.5%	6.5%
Tier 1 risk-based capital ratio	14.8	13.1	6.0	8.0
Total risk-based capital ratio	15.8	16.3	8.0	10.0
Tier 1 leverage ratio	10.7	9.5	4.0	5.0
(1)	Only the Bank is subject to these requirements.

During the six months ended June 30, 2026 and 2025, the Company did not repurchase any shares of its common stock. As of June 30, 2026, 1,566,947 shares remained available for purchase under the authorized share repurchase programs. See “Part II - Item 2. Other Information - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for additional information about repurchases of common stock.

The Company paid $3.6 million in cash dividends on its preferred stock during the six months ended June 30, 2026 and 2025, respectively.

The Company paid $21.6 million and $21.4 million in cash dividends on its common stock during the six months ended June 30, 2026 and 2025, respectively.

Contractual Obligations

The Bank generally has outstanding borrowings in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of June 30, 2026, the Bank had $199.9 million of firm loan commitments that were accepted by the borrowers.

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

Concentrations of Lending Activities

Non-owner occupied commercial real estate loans and multifamily residential and residential mixed-use loans have collectively represented the largest percentage of the Company’s loan portfolio, accounting for 55% and 59% of total loans held for investment as of June 30, 2026 and December 31, 2025, respectively. Non-owner occupied commercial real estate loans represented 26% and 27% of total loans held for investment as of June 30, 2026 and December 31, 2025, respectively. Multifamily residential and residential mixed-use loans represented 29% and 32% of total loans held for investment as of June 30, 2026 and December 31, 2025, respectively. The Company expects that non-owner occupied commercial real estate loans and multifamily residential and residential mixed-use loans will continue to be a significant portion of the Company’s total loan portfolio.

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

The following tables present the composition by property type and weighted average loan-to-value (“LTV”) of the Company’s non-owner occupied commercial real estate loans:

	June 30, 2026
					Weighted
					Average
(Dollars in thousands)	NY	NJ	Other	Balance	LTV
Investor commercial real estate:
Retail	$883,140	$64,539	$3,394	$951,073	51%
Investor office	377,549	123,001	3,018	503,568	58
Warehouse/ Industrial	284,978	12,187	44,017	341,182	53
Hotels	314,052	415	11,591	326,058	55
Supportive housing	161,930	—	—	161,930	57
Educational facility or library	111,365	—	—	111,365	56
Medical office	72,270	—	27,533	99,803	59
Other (1)	246,804	27,487	1,772	276,063	60
Total investor commercial real estate	$2,452,088	227,629	91,325	$2,771,042	55%
(1)	Includes various property types such as gas stations, restaurants, storage facilities, medical facilities, and other special use properties.

	December 31, 2025
					Weighted
					Average
(Dollars in thousands)	NY	NJ	Other	Balance	LTV
Investor commercial real estate:
Retail	$956,123	$65,449	$3,463	$1,025,035	51%
Investor office	386,265	141,502	3,055	530,822	59
Warehouse/Industrial	301,698	14,510	68,057	384,265	54
Hotels	329,424	419	11,709	341,552	56
Supportive housing	168,858	—	—	168,858	57
Educational facility or library	112,360	—	—	112,360	57
Medical office	73,319	—	27,852	101,171	60
Other (1)	263,651	2,663	2,634	268,948	58
Total investor commercial real estate	$2,591,698	224,543	116,770	$2,933,011	55%
(1)	Includes various property types such as gas stations, restaurants, storage facilities, medical facilities, and other special use properties.

The following table presents the composition by property type and weighted average LTV of the Company’s multifamily residential and residential mixed-use loans:

	June 30, 2026
		Weighted
	Total	Average
(Dollars in thousands)	Balance	LTV
Multifamily residential and residential mixed-use:
New York City (1)
100% rent regulated (2)	$483,611	61%
Majority rent regulated (2)	550,379	59
Majority free market (2)	1,442,740	54
Total New York City	2,476,730	56

Outside New York City	637,096	56
Total multifamily residential and residential mixed-use	$3,113,826	57%
(1)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(2)	Composition based on revenue.

	December 31, 2025
		Weighted
	Total	Average
(Dollars in thousands)	Balance	LTV
Multifamily residential and residential mixed-use:
New York City (1)
100% rent regulated (2)	$514,403	59%
Majority rent regulated (2)	585,325	59
Majority free market (2)	1,644,100	54
Total New York City	2,743,828	56

Outside New York City	680,694	57
Total multifamily residential and residential mixed-use	$3,424,522	56%
(1)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(2)	Composition based on revenue.

Additional information related to the non-owner occupied commercial real estate and multifamily residential and residential mixed-use portfolios is presented in the table below as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
		Number of		Number of
	Average	loans	Average	loans
(Dollars in thousands)	Loan Size	> $20 million	Loan Size	> $20 million
Investor commercial real estate:
Retail	$2,557	3	$2,582	3
Investor Office	5,855	8	5,964	8
Warehouse/ Industrial	3,630	3	3,805	4
Hotels	8,580	8	8,758	8
Supportive housing	23,133	3	21,107	3
Educational facility or library	10,124	—	10,215	—
Medical office	5,545	1	5,621	1
Other (1)	2,422	2	2,359	1

Multifamily residential and residential mixed-use:
New York City (2)
100% rent regulated (3)	2,493	—	2,485	—
Majority rent regulated (3)	3,719	2	3,728	2
Majority free market (3)	3,747	6	3,850	6
Outside New York City	4,977	7	4,760	7
(1)	Includes various property types such as gas stations, restaurants, storage facilities, medical facilities, and other special use properties.
(2)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(3)	Composition based on revenue.

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

Our loan servicing policies and procedures require that a past due notice be sent to a delinquent borrower in accordance with the terms of the loan. Loan documents generally provide that a payment is deemed late between one and fifteen days after the due date. As a standard practice, notices are sent as soon as reasonably possible after a payment is deemed late, including ten days in the case of business loans, multifamily residential and mixed use loans, non-owner occupied commercial real estate loans, and acquisition, development, and construction (ADC) loans, and fifteen days in connection with one-to-four family residential and consumer loans. Thereafter, periodic letters are sent, and telephone calls are placed to the borrower until payment is received or a formal demand is made and the loan is transferred to Workout. When contact is made with the borrower prior to default or foreclosure, servicing will seek to obtain the full payment due. Once transferred, Workout will attempt to negotiate a repayment plan or other resolution with the borrower to avoid foreclosure, where appropriate.

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

We generally initiate foreclosure proceedings on real estate loans when a loan enters non-accrual status based upon non-payment, unless the borrower is paying in accordance with an agreed upon modified payment agreement. We obtain an updated appraisal upon the commencement of legal action to calculate a potential collateral shortfall and to reserve appropriately for the potential loss. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to Other Real Estate Owned (“OREO”) status. We generally attempt to utilize all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances. We have not initiated any expected or imminent foreclosure proceedings that are likely to have a material adverse impact on our consolidated financial statements for the three and six months ended June 30, 2026. In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and has made at least six months of payments.

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

Non-accrual Loans

The following is a reconciliation of non-accrual loans as of the dates indicated:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2026	2025	2025
Non-accrual loans held for investment:
Business loans	$23,898	$22,606	$18,007
One-to-four family residential and coop/condo apartment	4,465	3,623	1,642
Multifamily residential and residential mixed-use	26,893	—	—
Non-owner-occupied commercial real estate	11,151	25,671	32,908
ADC	412	412	657
Other loans	—	—	—
Total non-accrual loans held for investment	$66,819	$52,312	$53,214

Non-accrual loans held for investment / total loans held for investment	0.62%	0.49%	0.49%

Total non-accrual loans held for sale	$1,750	$—	$—

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

There was no carrying value of OREO properties on our Consolidated Statement of Financial Condition at June 30, 2026 or December 31, 2025. We did not recognize any provision for losses on OREO properties during the six months ended June 30, 2026 or 2025.

Past Due Loans

Loans Delinquent 30 to 59 Days

At June 30, 2026, there were $86.2 million of loans that were past due between 30 and 59 days, compared to $28.8 million at December 31, 2025. The 30 to 59-day delinquency levels fluctuate monthly and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At June 30, 2026, there were $24.1 million of loans that were past due between 60 and 89 days, compared to $30.1 million at December 31, 2025. The 60 to 89-day delinquency levels fluctuate monthly and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

There were no accruing loans 90 days or more past due at June 30, 2026 or at December 31, 2025.

Reserve for Unfunded Loan Commitments

The Bank maintains a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of our reserve was $2.6 million and $2.2 million at June 30, 2026 and December 31, 2025, respectively. This reserve is determined based upon the outstanding volume of unfunded loan commitments at each period end. Any increases or reductions in this reserve are recognized in provision for credit losses.

Allowance for Credit Losses

Provision for credit losses for the six months ended June 30, 2026 and 2025 was $26.2 million and $18.8 million, respectively. The $26.2 million credit loss provision for the six months ended June 30, 2026 was attributable to charge-offs, provisioning for individually analyzed loans and growth in the business loan portfolio. Included in the provision for credit losses for the six months ended June 30, 2025 was $1.8 million of provision related to one available-for-sale corporate security. The remainder of the credit loss provision for the six months ended June 30, 2025 was attributable to updates in the macroeconomic forecast and to the loss driver models.

For a further discussion of the allowance for credit losses and related activity during the six months ended June 30, 2026 and 2025, please see Note 6 “Securities” and Note 7 “Loans Held for Investment, Net” to the condensed Consolidated Financial Statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of loans in each category to total loans as of the dates indicated.

	June 30, 2026		December 31, 2025
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allocated	to Total	Allocated	to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Business loans	$56,266	34.05%	$49,770	30.12%
One-to-four family residential and coop/condo apartment	9,526	10.05	10,034	9.63
Multifamily residential and residential mixed-use	17,489	29.09	14,053	31.84
Non-owner-occupied commercial real estate	19,747	25.88	21,130	27.26
ADC	1,491	0.85	2,070	1.09
Other loans	444	0.08	315	0.06
Total	$104,963	100.00%	$97,372	100.00%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	At or for the Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Total loans outstanding at end of period (1)	$10,705,934	$10,870,030
Average total loans outstanding during the period (2)	10,685,050	10,852,525
Allowance for credit losses balance at end of period	104,963	93,189
Allowance for credit losses to total loans at end of period	0.98%	0.86%
Non-performing loans held for investment to total loans held for investment at end of period	0.62	0.49
Allowance for credit losses to total non-performing loans at end of period	157.09	175.12

Ratio of net charge-offs to average loans outstanding during the period:
Business loans	0.05%	0.35%
One-to-four family residential and coop/condo apartment	—	0.01
Multifamily residential and residential mixed-use	0.74	—
Non-owner-occupied commercial real estate	0.36	0.47
Other loans	2.39	0.75
Total	0.34	0.23
(1)	Total loans represent gross loans (excluding loans held for sale), inclusive of deferred fees/costs and premiums/discounts.
(2)	Total average loans represent gross loans (including loans held for sale), inclusive of deferred loan fees/costs and premiums/discounts.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Assets. Assets totaled $15.04 billion at June 30, 2026, $298.7 million below their level at December 31, 2025, primarily due to decreases of $419.4 million in cash and due from banks, and $61.4 million in the loan portfolio, partially offset by increases of $185.0 million in total securities and $16.3 million in BOLI.

Loan originations, excluding new lines, totaled $475.7 million for the six-month period ended June 30, 2026.

Total investment securities increased $185.0 million during the six months ended June 30, 2026, to $1.60 billion at period end, primarily due to purchases of $285.2 million, offset by proceeds from principal payments, calls and maturities of $89.8 million, an increase in unrealized losses of $6.4 million and proceeds from the sale of available for sale securities of $4.0 million. There were no transfers to or from securities held-to-maturity during the six months ended June 30, 2026.

BOLI increased $16.3 million during the six months ended June 30, 2026, to $417.5 million.

Liabilities. Total liabilities decreased $343.4 million during the six months ended June 30, 2026, to $13.52 billion at period end, primarily due to decreases of $164.1 million in deposits (including mortgage escrow accounts), $123.0 million in FHLBNY advances and $41.3 million in subordinated debt.

Stockholders’ Equity. Stockholders’ equity increased $44.7 million during the six months ended June 30, 2026, to $1.52 billion at period end, primarily due to net income of $69.4 million, partially offset by common stock dividends of $21.8 million, and preferred stock dividends of $3.6 million.

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025

General. Net income was $34.8 million during the three months ended June 30, 2026, compared to net income of $29.7 million for the three months ended June 30, 2025. During the three months ended June 30, 2026, net interest income increased by $17.1 million, the credit loss provision increased by $4.7 million, non-interest expense increased by $4.4 million, income tax expense increased by $2.6 million, and non-interest income decreased by $329 thousand, compared to the three months ended June 30, 2025.

The discussion of net interest income for the three months ended June 30, 2026 and 2025 should be read in conjunction with the following tables, which set forth certain information related to the Consolidated Statements of Operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Net loan fees included in interest income were $1.7 million during the three months ended June 30, 2026, compared to $1.1 million during the three months ended June 30, 2025. The increase in net loan fees was primarily due to increases in deferred fees and prepayment penalties on loans in 2026.

Analysis of Net Interest Income

	Three Months Ended June 30,
	2026			2025
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (3) (6)	$3,489,614	$56,520	6.50%	$2,798,899	$46,593	6.68%
One-to-four family residential and coop/condo apartment (3) (6)	1,064,043	12,588	4.75	981,138	11,532	4.71
Multifamily residential and residential mixed-use (3) (6)	3,195,372	35,930	4.51	3,740,939	42,462	4.55
Non-owner-occupied commercial real estate (3) (6)	2,815,624	37,117	5.29	3,175,062	41,822	5.28
ADC (3)	90,738	1,711	7.56	136,154	3,009	8.86
Other loans (3)	8,580	26	1.22	7,135	30	1.69
Total loans	10,663,971	143,892	5.41	10,839,327	145,448	5.38
Securities	1,582,300	14,518	3.68	1,361,383	11,353	3.34
Other short-term investments	1,840,193	16,840	3.67	994,406	10,749	4.34
Total interest-earning assets	14,086,464	175,250	4.99%	13,195,116	167,550	5.09%
Non-interest earning assets	775,882			818,476
Total assets	$14,862,346			$14,013,592

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$1,040,981	$4,058	1.56%	$943,716	$4,141	1.76%
Money market	4,796,008	30,049	2.51	4,174,694	32,818	3.15
Savings (2)	1,684,130	9,826	2.34	1,925,224	14,048	2.93
CDs	1,075,789	8,238	3.07	1,075,729	9,174	3.42
Total interest-bearing deposits	8,596,908	52,171	2.43	8,119,363	60,181	2.97
FHLBNY advances	418,517	3,541	3.39	508,000	4,053	3.20
Subordinated debt, net	231,102	3,810	6.61	272,385	4,301	6.33
Other short-term borrowings	—	—	—	—	—	—
Total borrowings	649,619	7,351	4.54	780,385	8,354	4.29
Derivative cash collateral	62,134	542	3.50	79,188	918	4.65
Total interest-bearing liabilities	9,308,661	60,064	2.59%	8,978,936	69,453	3.10%
Non-interest-bearing checking (2)	3,864,575			3,412,215
Other non-interest-bearing liabilities	166,688			187,774
Total liabilities	13,339,924			12,578,925
Stockholders' equity	1,522,422			1,434,667
Total liabilities and stockholders' equity	$14,862,346			$14,013,592
Net interest income		$115,186			$98,097
Net interest rate spread (4)			2.40%			1.99%
Net interest-earning assets	$4,777,803			$4,216,180
Net interest margin (5)			3.28%			2.98%
Ratio of interest-earning assets to interest-bearing liabilities			151.33%			146.96%
Deposits (including non-interest-bearing checking accounts) (2)	$12,461,483	$52,171	1.68%	$11,531,578	$60,181	2.09%
(1)	Business loans include C&I loans and owner-occupied commercial real estate loans. At June 30, 2025, business loans included balances related to Paycheck Protection Program (“PPP”) loans; no PPP loans were outstanding at June 30, 2026.
(2)	Includes mortgage escrow deposits.
(3)	Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average-interest earning assets.
(6)	At June 30, 2026 and 2025, the loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

Rate/Volume Analysis

Rate/Volume Analysis

	Three Months Ended June 30, 2026
	Compared to Three Months Ended June 30, 2025
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Business loans	$11,343	$(1,416)	$9,927
One-to-four family residential and coop/condo apartment	966	90	1,056
Multifamily residential and residential mixed-use	(6,174)	(358)	(6,532)
Non-owner-occupied commercial real estate	(4,758)	53	(4,705)
ADC	(930)	(368)	(1,298)
Other loans	5	(9)	(4)
Securities	1,925	1,240	3,165
Other short-term investments	8,452	(2,361)	6,091
Total interest-earning assets	$10,829	$(3,129)	$7,700
Interest-bearing liabilities:
Interest-bearing checking	$408	$(491)	$(83)
Money market	4,386	(7,155)	(2,769)
Savings	(1,575)	(2,647)	(4,222)
CDs	2	(938)	(936)
FHLBNY advances	(734)	222	(512)
Subordinated debt, net	(667)	176	(491)
Other short-term borrowings	—	—	—
Derivative cash collateral	(173)	(203)	(376)
Total interest-bearing liabilities	$1,647	$(11,036)	$(9,389)
Net change in net interest income	$9,182	$7,907	$17,089

Net interest income. Net interest income was $115.2 million during the three months ended June 30, 2026, an increase of $17.1 million from the three months ended June 30, 2025. Average interest-earning assets were $14.09 billion for the three months ended June 30, 2026, an increase of $891.3 million from $13.20 billion for the three months ended June 30, 2025. The net interest margin was 3.28% during the three months ended June 30, 2026, up from 2.98% during the three months ended June 30, 2025.

Interest Income. Interest income was $175.3 million during the three months ended June 30, 2026, compared to $167.5 million during the three months ended June 30, 2025. During the three months ended June 30, 2026, interest income increased $7.7 million from the three months ended June 30, 2025, primarily reflecting increases in interest income of $9.9 million on business loans, $6.1 million on other short-term investments, $3.2 million on securities and $1.1 million on one-to-four family residential and coop/condo apartment loans, partially offset by a decrease in interest income of $6.5 million on multifamily residential and residential mixed-use loans, $4.7 million on non-owner-occupied commercial real estate loans and $1.3 million of ADC loans.

The increased interest income on business loans was due to a $690.7 million increase in the average balances, partially offset by an 18-basis point decrease in the yield of such loans in the period. The increased interest income on other short-term investments, which is comprised of cash and due from banks and restricted stock, was related to a $845.8 million increase in the average balances, partially offset by a 67-basis point decrease in the yield of such investments in the period. The increased interest income on securities was related to a $220.9 million increase in average balances and a 34-basis point increase in the yield of such securities in the period. The increased interest income on one-to-four family residential and coop/condo apartment loans was related to a $82.9 million increase in the average balance and a 4-basis point increase in the yield of such loans in the period. The decreased interest income on multifamily residential and residential mixed-use loans was related to a $545.6 million decrease in the average balance and a 4-basis point decrease in the yield of such loans in the period. The decreased interest income on non-owner-occupied commercial real estate loans reflected a $359.4 million decrease in the average balance, partially offset by a 1-basis point increase in the yield of such loans in the period. The decreased interest income on ADC loans reflected a $45.4 million decrease in the average balance and a 130-basis point decrease in the yield of such loans in the period.

Interest Expense. Interest expense was $60.1 million during the three months ended June 30, 2026, compared to $69.5 million during the three months ended June 30, 2025. During the three months ended June 30, 2026, interest expense decreased $9.4 million, primarily reflecting a decrease in interest expense of $8.0 million on deposits.

The decreased interest expense on deposits was primarily due to a 59-basis point decrease in rates paid on savings accounts and a $241.1 million decrease in average balances of such deposits in the period, a 64-basis point decrease in rates paid on money market accounts, partially offset by a $621.3 million increase in average balances of such deposits, and a 20-basis point decrease in rates paid on interest-bearing checking accounts, partially offset by a $97.3 million increase in the average balance of such deposits.

Provision for Credit Losses. We recorded a credit loss provision of $13.9 million and $9.2 million during the three months ended June 30, 2026 and 2025, respectively. The $13.9 million credit loss provision for the three months ended June 30, 2026, was attributable to charge-offs, provisioning for individually analyzed loans and growth in the business loan portfolio. The $9.2 million credit loss provision for the three months ended June 30, 2025, was primarily attributable to updates in the macroeconomic forecast and to the loss driver models.

Non-Interest Income. Non-interest income totaled $11.3 million for the three months ended June 30, 2026, compared to $11.6 million for the same period in 2025. The decrease was primarily driven by a $2.0 million loss on sale of loans and other assets during the three months ended June 30, 2026, partially offset by an increase of $1.8 million in service charges and other fees and an $852 thousand increase in BOLI income.

Non-Interest Expense. Non-interest expense totaled $64.7 million for the three months ended June 30, 2026, compared to $60.3 million for the same period in 2025. The increase was primarily driven by $3.6 million of salaries and employee benefits.

Non-interest expense was 1.74% and 1.72% of average assets during the three months ended June 30, 2026 and 2025, respectively.

Income Tax Expense. Income tax expense was $13.1 million during the three months ended June 30, 2026, compared to income tax expense of $10.5 million during the three months ended June 30, 2025. The reported effective tax rate for the three months ended June 30, 2026 and 2025 was 27.3%, and 26.1%, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2026 and 2025

General. Net income was $69.4 million during the six months ended June 30, 2026, compared to net income of $51.2 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, net interest income increased by $35.1 million, credit loss provision increased by $7.3 million, non-interest income increased by $1.4 million, non-interest expense increased by $1.6 million and income tax expense increased by $9.3 million, compared to the six months ended June 30, 2025.

The discussion of net interest income for the six months ended June 30, 2026 and 2025 should be read in conjunction with the following tables, which set forth certain information related to the Consolidated Statements of Operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Net loan fees included in interest income were $3.2 million during the six months ended June 30, 2026, compared to $2.3 million during the six months ended June 30, 2025. The increase in net loan fees was primarily due to increases in deferred fees and prepayment penalty fees on loans in 2026.

Analysis of Net Interest Income

	Six Months Ended June 30,
	2026			2025
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (3) (6)	$3,382,729	$108,926	6.49%	$2,773,661	$91,640	6.66%
One-to-four family residential and coop/condo apartment (3) (6)	1,052,984	24,971	4.78	971,645	22,601	4.69
Multifamily residential and residential mixed-use (3) (6)	3,279,118	73,628	4.53	3,768,693	84,791	4.54
Non-owner-occupied commercial real estate (3) (6)	2,863,035	74,614	5.26	3,194,800	83,148	5.25
ADC (3)	98,729	3,790	7.74	137,285	5,915	8.69
Other loans (3)	8,455	53	1.26	6,441	58	1.82
Total loans	10,685,050	285,982	5.40	10,852,525	288,153	5.35
Securities	1,517,224	27,306	3.63	1,366,942	22,676	3.35
Other short-term investments	1,941,781	35,362	3.67	860,392	18,586	4.36
Total interest-earning assets	14,144,055	348,650	4.97%	13,079,859	329,415	5.08%
Non-interest earning assets	777,538			816,422
Total assets	$14,921,593			$13,896,281

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$1,087,095	$8,851	1.64%	$928,369	$8,305	1.80%
Money market	4,778,904	58,850	2.48	4,125,924	64,112	3.13
Savings (2)	1,713,071	19,868	2.34	1,947,657	28,233	2.92
CDs	1,090,434	16,966	3.14	1,024,702	17,605	3.46
Total interest-bearing deposits	8,669,504	104,535	2.43	8,026,652	118,255	2.97
FHLBNY advances	448,856	7,391	3.32	508,552	8,119	3.22
Subordinated debt, net	251,237	8,259	6.63	272,363	8,603	6.37
Other short-term borrowings	61	1	3.31	315	13	8.32
Total borrowings	700,154	15,651	4.51	781,230	16,735	4.32
Derivative cash collateral	57,448	1,027	3.61	91,588	2,115	4.66
Total interest-bearing liabilities	9,427,106	121,213	2.59%	8,899,470	137,105	3.11%
Non-interest-bearing checking (2)	3,806,471			3,367,647
Other non-interest-bearing liabilities	175,136			200,753
Total liabilities	13,408,713			12,467,870
Stockholders' equity	1,512,880			1,428,411
Total liabilities and stockholders' equity	$14,921,593			$13,896,281
Net interest income		$227,437			$192,310
Net interest rate spread (4)			2.38%			1.97%
Net interest-earning assets	$4,716,949			$4,180,389
Net interest margin (5)			3.24%			2.96%
Ratio of interest-earning assets to interest-bearing liabilities			150.04%			146.97%
Deposits (including non-interest-bearing checking accounts) (2)	$12,475,975	$104,535	1.69%	$11,394,299	$118,255	2.09%
(1)	Business loans include C&I loans and owner-occupied commercial real estate loans. At June 30, 2025, business loans included balances related to Paycheck Protection Program (“PPP”) loans; no PPP loans were outstanding at June 30, 2026.
(2)	Includes mortgage escrow deposits.
(3)	Amounts are net of deferred origination costs/(fees) and allowance for credit losses, and include loans held for sale.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average-interest earning assets.
(6)	At June 30, 2026 and 2025, the loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

Rate/Volume Analysis

	Six Months Ended June 30, 2026
	Compared to Six Months Ended June 30, 2025
	Increase / (Decrease) Due to:
	Volume	Rate	Total
Interest-earning assets:
Business loans	$19,870	$(2,584)	$17,286
One-to-four family residential and coop/condo apartment	1,914	456	2,370
Multifamily residential and residential mixed-use	(10,999)	(164)	(11,163)
Non-owner-occupied commercial real estate	(8,665)	131	(8,534)
ADC	(1,569)	(556)	(2,125)
Other loans	16	(21)	(5)
Securities	2,614	2,016	4,630
Other short-term investments	21,551	(4,775)	16,776
Total interest-earning assets	$24,732	$(5,497)	$19,235
Interest-bearing liabilities:
Interest-bearing checking	$1,350	$(804)	$546
Money market	9,086	(14,348)	(5,262)
Savings	(3,080)	(5,285)	(8,365)
CDs	1,058	(1,697)	(639)
FHLBNY advances	(967)	239	(728)
Subordinated debt, net	(681)	337	(344)
Other short-term borrowings	(7)	(5)	(12)
Derivative cash collateral	(700)	(388)	(1,088)
Total interest-bearing liabilities	$6,059	$(21,951)	$(15,892)
Net change in net interest income	$18,673	$16,454	$35,127

Net interest income. Net interest income was $227.4 million during the six months ended June 30, 2026, an increase of $35.1 million from the six months ended June 30, 2025. Average interest-earning assets were $14.14 billion for the six months ended June 30, 2026, an increase of $1.06 billion from $13.08 billion for the six months ended June 30, 2025. Net interest margin was 3.24% during the six months ended June 30, 2026, up from 2.96% during the six months ended June 30, 2025.

Interest Income. Interest income was $348.7 million during the six months ended June 30, 2026, compared to $329.4 million during the six months ended June 30, 2025. During the six months ended June 30, 2026, interest income increased $19.2 million from the six months ended June 30, 2025, primarily reflecting increases in interest income of $17.3 million on business loans, $16.8 million on other short-term investments, $4.6 million on securities, and $2.4 million on one-to-four family loans, partially offset by decreases in interest income of $11.2 million on multifamily loans, $8.5 million on non-owner-occupied loans, and $2.1 million on acquisition, development and construction loans.

The increased interest income on business loans was due to a $609.1 million increase in the average balances, partially offset by a 17-basis point decrease in the yield of such loans in the period. The increased interest income on other short-term investments was related to a $1.08 billion increase in the average balances, partially offset by a 69-basis point decrease in the yield of such investments in the period. The increased interest income on securities was related to a $150.3 million increase in the average balances and a 28-basis point increase in the yield of such securities in the period. The increased interest income on one-to-four family loans was related to a $81.3 million increase in the average balances and a 9-basis point increase in the yield of such loans in the period. The decreased interest income on multifamily residential and residential mixed-use loans was related to a $489.6 million decrease in the average balance and a 1-basis point decrease in the yield of such loans in the period. The decreased interest income on non-owner-occupied commercial real estate loans reflected a $331.8 million decrease in the average balance, partially offset by a 1-basis point increase in the yield of such loans in the period. The decreased interest income on acquisition, development and construction loan income reflected a $38.6 million decrease in the average balance and a 95-basis point decrease in the yield of such loans in the period.

Interest Expense. Interest expense was $121.2 million during the six months ended June 30, 2026, compared to $137.1 million during the six months ended June 30, 2025. During the six months ended June 30, 2026, interest expense decreased $15.9 million, primarily reflecting decreases in interest expense of $13.7 million on deposits and $1.1 million in interest expense on derivative cash collateral.

The decrease in interest expense on deposits was primarily due to a 65-basis point decrease in rates paid on money market accounts, partially offset by a $653.0 million increase in average balances of such deposits, a 58-basis point decrease in rates paid on savings accounts and a $234.6 million decrease in average balances of such deposits, and a 32-basis point decrease in rates paid on CDs, partially offset by a $65.7 million increase in the average balance of such deposits in the period. The decreased interest expense on FHLBNY advances was due to a $59.7 million decrease in the average balance, partially offset by a 10-basis point increase in the cost of FHLBNY advances in the period. The decreased interest expense on derivative cash collateral was due to a $34.1 million decrease in the average balance and a 105-basis point decrease in the cost of such derivatives in the period. The decreased interest expense on subordinated debt was due to a $21.1 million decrease in the average balance, partially offset by a 26-basis point increase in the cost of such debt in the period.

Provision for Credit Losses. We recorded a credit loss provision of $26.2 million during the six months ended June 30, 2026, compared to a credit loss provision of $18.8 million for the six months ended June 30, 2025. The $26.2 million credit loss provision for the six months ended June 30, 2026, was attributable to charge-offs, provisioning for individually analyzed loans and growth in the business loan portfolio. The $18.8 million credit loss provision for the six months ended June 30, 2025 was primarily attributable to updates in the macroeconomic forecast and to the loss driver models.

Non-Interest Income. Non-interest income was $22.6 million during the six months ended June 30, 2026, compared to $21.2 million during the six months ended June 30, 2025. The increase is primarily driven by a $2.9 million increase in service charges and other fees and a $1.4 million increase in BOLI income, partially offset by a $2.3 million increase in loss (gain) on the sale of securities, loans and other assets.

Non-Interest Expense. Non-interest expense was $127.5 million during the six months ended June 30, 2026, compared to $125.8 million during the six months ended June 30, 2025. The increase in non-interest expense is primarily due to a $7.5 million increase in salaries and employee benefits and a $7.2 million increase due to the pension settlement loss recorded during the first quarter of 2025.

Non-interest expense was 1.71% and 1.81% of average assets during the six months ended June 30, 2026 and 2025, respectively.

Income Tax Expense. Income tax expense was $27.0 million during the six months ended June 30, 2026, compared to $17.7 million during the six months ended June 30, 2025. The reported effective tax rate for the six months ended June 30, 2026 and 2025 was 28.0%, and 25.7%, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2025 in Item 7A of the  Company’s Annual Report on Form 10-K, filed with the SEC on February 20, 2026. The following is an update of the discussion provided therein.

General. The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the six months ended June 30, 2026, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

The analysis that follows presents, as of June 30, 2026 and December 31, 2025, the estimated EVE at both the Pre-Shock Scenario and the -200 Basis Point, -100 Basis Point, +100 Basis Point, and +200 Basis Point Rate Shock Scenarios.

	June 30, 2026			December 31, 2025
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$2,239,025	$164,566	7.9%	$2,234,467	$233,127	11.6%
+ 100 Basis Points	2,184,668	110,209	5.3%	2,157,136	155,796	7.8%
Pre-Shock Scenario	2,074,460	—	—	2,001,340	—	—
- 100 Basis Points	1,884,638	(189,821)	(9.2)%	1,778,529	(222,811)	(11.1)%
- 200 Basis Points	1,670,355	(404,104)	(19.5)%	1,502,903	(498,437)	(24.9)%

The Company’s Pre-Shock Scenario EVE increased marginally from $2.00 billion at December 31, 2025 to $2.07 billion at June 30, 2026. The primary factors contributing to the slight change in EVE are increases in the value of the Bank’s non-maturity deposit base and investment portfolio, partially offset by a decrease in value of the Bank’s loan portfolio.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios increased from $2.16 billion and $2.23 billion, respectively, at December 31, 2025, to $2.18 billion and $2.24 billion, respectively, at June 30, 2026. In the -100 Basis Point Rate and -200 Basis Point Rate Shock Scenario the Company’s EVE increased from $1.78 billion and $1.50 billion, respectively, at December 31, 2025, to $1.88 billion and $1.67 billion, respectively, at June 30, 2026.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates occurring equally across all points on the yield curve over a 12-month period beginning June 30, 2026, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	4.3%	11.7%
+ 100 Basis Points	2.2%	6.0%
- 100 Basis Points	(0.6)%	(3.7)%
- 200 Basis Points	(1.6)%	(8.2)%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates occurring equally across all points on the yield curve. The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios.

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	10.3%	15.3%
+ 100 Basis Points	5.2%	7.7%
- 100 Basis Points	(2.5)%	(5.8)%
- 200 Basis Points	(5.5)%	(12.9)%

iIte

Item 4.Controls and Procedures

Management of the Company, with the participation of its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness, as of June 30, 2026, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in, or party to, various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company was not involved in any actions or proceedings that were likely to have a material adverse impact on its financial condition and results of operations as of June 30, 2026.

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

(c)  In May 2022, we announced the adoption of a new stock repurchase program of up to 1,948,314 shares, upon the completion of our existing authorized stock repurchase program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of June 30, 2026, there were 1,566,947 shares remaining to be purchased in the program. There were no repurchases of common stock during the quarter ended June 30, 2026. On July 23, 2026, the Company announced its intention to resume share repurchases starting in the third quarter of 2026.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6.Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 2, 2021 (File No. 001-34096))
3.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed October 25, 2024 (File No. 001-34096))
3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed June 1, 2026 (File No. 001-34096))
4.1

Indenture, dated May 6, 2022, between Dime Community Bancshares, Inc. and Wilmington Trust National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 6, 2022 (File No. 001-34096))

4.2

First Supplemental Indenture, dated May 6, 2022, between Dime Community Bancshares, Inc. and Wilmington Trust National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed May 6, 2022 (File No. 001-34096))

4.3

Second Supplemental Indenture, dated June 28, 2024, between Dime Community Bancshares, Inc. and Wilmington Trust National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed June 28, 2024 (File No. 001-34096))

10.1

Amended and Restated Employment Agreement by and among Dime Community Bancshares, Inc., Dime Community Bank and Stuart Lubow, dated May 28, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 1, 2026 (File No. 001-34096))

10.2

Amended and Restated Employment Agreement by and among Dime Community Bancshares, Inc., Dime Community Bank and Thomas X. Geisel, dated May 28, 2026 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 1, 2026 (File No. 001-34096))

10.3

Amended and Restated Employment Agreement by and among Dime Community Bancshares, Inc., Dime Community Bank and Avinash Reddy, dated May 28, 2026 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed June 1, 2026 (File No. 001-34096))

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
101

The following financial statements from Dime Commercial Bancshares, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2026, filed on July 31, 2026, formatted in XBRL: (i) Consolidated Statements of Financial Condition as of June 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2026 and 2025, (iv) Consolidated Statements of Stockholders' Equity for the Three and Six Months Ended June 30, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

Dime Commercial Bancshares, Inc.

Dated: July 31, 2026	By:	/s/ Stuart H. Lubow
Stuart H. Lubow
President and Chief Executive Officer

Dated: July 31, 2026	By:	/s/ Avinash Reddy
Avinash Reddy
Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer