Form 10-Q
period 2026-09-30
Dime Commercial Bancshares, Inc. /NY/
filed 2026-10-30
CIK 846617

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at October 23, 2026
$0.01 Par Value	43,729,549

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

Item 1.   Condensed Consolidated Financial Statements

DIME COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands except share amounts)

	September 30,	December 31,
	2026	2025
Assets:
Cash and due from banks	$2,184,800	$2,353,966
Securities available-for-sale, at fair value	897,276	797,935
Securities held-to-maturity	701,601	618,901
Loans held for sale	2,413	1,989
Loans held for investment, net of fees and costs	10,918,155	10,758,208
Allowance for credit losses	(108,548)	(97,372)
Total loans held for investment, net	10,809,607	10,660,836
Premises and fixed assets, net	28,711	31,255
Restricted stock	59,046	67,197
Bank Owned Life Insurance ("BOLI")	422,101	401,163
Goodwill	155,797	155,797
Other intangible assets	2,339	2,938
Operating lease assets	44,114	42,876
Derivative assets	99,951	76,315
Accrued interest receivable	57,694	55,572
Other assets	81,419	74,891
Total assets	$15,546,869	$15,341,631

Liabilities:
Interest-bearing deposits	$8,898,693	$8,879,114
Non-interest-bearing deposits	4,158,300	3,915,081
Deposits (excluding mortgage escrow deposits)	13,056,993	12,794,195
Non-interest-bearing mortgage escrow deposits	81,429	47,051
Interest-bearing mortgage escrow deposits	—	—
Total mortgage escrow deposits	81,429	47,051
Total deposits (including mortgage escrow deposits)	13,138,422	12,841,246
Federal Home Loan Bank of New York ("FHLBNY") advances	335,000	508,000
Subordinated debt, net	231,313	272,503
Derivative cash collateral	100,550	52,400
Operating lease liabilities	46,834	45,729
Derivative liabilities	99,394	73,573
Other liabilities	72,598	72,411
Total liabilities	14,024,111	13,865,862

Commitments and contingencies

Stockholders' equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 10,000,000 shares authorized and 5,299,200 shares issued and outstanding at September 30, 2026 and December 31, 2025)	116,569	116,569
Common stock ($0.01 par, 80,000,000 shares authorized, 46,154,333 and 46,151,302 shares issued at September 30, 2026 and December 31, 2025 respectively, and 43,811,483 shares and 43,862,327 shares outstanding at September 30, 2026 and December 31, 2025, respectively)	462	462
Additional paid-in capital	622,827	623,041
Retained earnings	926,880	854,167
Accumulated other comprehensive loss, net of deferred taxes	(46,314)	(31,468)
Unearned equity awards	(15,311)	(8,661)
Treasury stock, at cost (2,342,850 shares and 2,288,975 shares at September 30, 2026 and December 31, 2025, respectively)	(82,355)	(78,341)
Total stockholders' equity	1,522,758	1,475,769
Total liabilities and stockholders' equity	$15,546,869	$15,341,631

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income:
Loans	$149,776	$147,756	$435,758	$435,909
Securities	15,428	11,338	42,734	34,014
Other short-term investments	18,182	16,449	53,544	35,035
Total interest income	183,386	175,543	532,036	504,958
Interest expense:
Deposits and escrow	54,220	62,950	158,755	181,205
Borrowed funds	7,279	8,406	22,930	25,141
Derivative cash collateral	668	788	1,695	2,903
Total interest expense	62,167	72,144	183,380	209,249
Net interest income	121,219	103,399	348,656	295,709
Provision for credit losses	13,812	13,294	40,000	32,141
Net interest income after provision for credit losses	107,407	90,105	308,656	263,568

Non-interest income:
Service charges and other fees	6,879	5,209	19,092	14,494
Title fees	191	126	520	342
Loan level derivative income	702	650	1,709	1,653
BOLI income	4,683	4,956	14,279	13,135
Gain on sale of SBA Loans	—	38	196	507
Gain on sale of residential loans	77	37	198	119
Fair value change in equity securities and loans held for sale	(38)	51	(38)	152
Gain on securities	—	14	—	163
Gain (loss) on sale of loans and other assets	757	(1,117)	(1,563)	(1,117)
Other	877	2,247	2,347	3,991
Total non-interest income	14,128	12,211	36,740	33,439
Non-interest expense:
Salaries and employee benefits	39,303	38,344	118,677	110,213
Severance	974	6	1,530	218
Occupancy and equipment	7,855	8,107	23,963	23,838
Data processing costs	5,835	4,798	16,409	14,495
Marketing	2,258	1,961	6,234	5,383
Professional services	1,981	2,228	6,215	6,441
Federal deposit insurance premiums	1,627	1,799	4,605	5,538
Net loss (gain) on extinguishment of debt for FHLB advances and subordinated debt	—	—	(972)	—
Loss due to pension settlement	—	—	—	7,231
Amortization of other intangible assets	195	236	599	723
Other	5,475	4,745	15,700	13,954
Total non-interest expense	65,503	62,224	192,960	188,034
Income before income taxes	56,032	40,092	152,436	108,973
Income tax expense	14,472	12,421	41,480	30,147
Net income	41,560	27,671	110,956	78,826
Preferred stock dividends	1,822	1,822	5,465	5,465
Net income available to common stockholders	$39,738	$25,849	$105,491	$73,361
Earnings per common share:
Basic	$0.90	$0.59	$2.40	$1.67
Diluted	$0.90	$0.59	$2.40	$1.67

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$41,560	$27,671	$110,956	$78,826
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities:
Change in net unrealized (loss) gain during the period	(25,973)	6,563	(32,350)	17,829
Reclassification adjustment for net gain realized in net income on securities and other assets	—	(14)	—	(163)
Accretion of net unrealized loss on securities transferred to held-to-maturity	691	740	2,073	2,223
Credit loss expense	—	300	—	2,100
Change in pension and other postretirement obligations:
Reclassification adjustment for benefit included in other expense	160	127	460	168
Change in the net actuarial gain	98	106	313	5,064
Change in unrealized gain (loss) on derivatives:
Change in net unrealized gain (loss) during the period	3,611	(3,635)	6,274	(16,609)
Reclassification adjustment for expense/income included in interest expense	76	2,077	1,740	5,867
Other comprehensive (loss) income before income taxes	(21,337)	6,264	(21,490)	16,479
Deferred tax (benefit) expense	(6,596)	1,923	(6,644)	5,057
Total other comprehensive (loss) income, net of tax	(14,741)	4,341	(14,846)	11,422
Total comprehensive income	$26,819	$32,012	$96,110	$90,248

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

						Accumulated
						Other
						Comprehensive
	Number of			Additional		(Loss) Income,	Unearned	Treasury	Total
	Shares of	Preferred	Common	Paid-in	Retained	Net of Deferred	Equity	Stock,	Stockholders’
	Common Stock	Stock	Stock	Capital	Earnings	Taxes	Awards	at cost	Equity
Beginning balance as of January 1, 2026	43,862,327	$116,569	$462	$623,041	$854,167	$(31,468)	$(8,661)	$(78,341)	$1,475,769
Net income	—	—	—	—	34,582	—	—	—	34,582
Other comprehensive loss, net of tax	—	—	—	—	—	(1,551)	—	—	(1,551)
Release of shares, net of forfeitures	275,652	—	—	(626)	—	—	(8,980)	9,765	159
Stock-based compensation	—	—	—	—	—	—	1,838	—	1,838
Shares received related to tax withholding	(80,853)	—	—	—	—	—	—	(1,211)	(1,211)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(10,794)	—	—	—	(10,794)
Ending balance as of March 31, 2026	44,057,126	$116,569	$462	$622,415	$876,133	$(33,019)	$(15,803)	$(69,787)	$1,496,970

Net income	—	—	—	—	34,814	—	—	—	34,814
Other comprehensive income, net of tax	—	—	—	—	—	1,446	—	—	1,446
Exercise of stock options, net	1,953	—	—	(13)	—	—	—	13	—
Release of shares, net of forfeitures	122,357	—	—	234	—	—	(4,279)	4,193	148
Stock-based compensation	—	—	—	—	—	—	2,492	—	2,492
Shares received related to tax withholding	(23,078)	—	—	—	—	—	—	(2,556)	(2,556)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,821)	—	—	—	(1,821)
Cash dividends declared to common stockholders	—	—	—	—	(11,037)	—	—	—	(11,037)
Ending balance as of June 30, 2026	44,158,358	$116,569	$462	$622,636	$898,089	$(31,573)	$(17,590)	$(68,137)	$1,520,456

Net income		—	—	—	41,560	—	—	—	41,560
Other comprehensive loss, net of tax	—	—	—	—	—	(14,741)	—	—	(14,741)
Release of shares, net of forfeitures	2,071	—	—	191	—	—	7	70	268
Stock-based compensation	—	—	—	—	—	—	2,272	—	2,272
Shares received related to tax withholding	(50,943)	—	—	—	—	—	—	(2,058)	(2,058)
Cash dividends declared to preferred stockholders	—	—	—	—	(1,822)	—	—	—	(1,822)
Cash dividends declared to common stockholders	—	—	—	—	(10,947)	—	—	—	(10,947)
Purchase of treasury stock	(298,003)	—	—	—	—	—	—	(12,230)	(12,230)
Ending balance as of September 30, 2026	43,811,483	$116,569	$462	$622,827	$926,880	$(46,314)	$(15,311)	$(82,355)	$1,522,758

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

See Notes to unaudited condensed Consolidated Financial Statements.

DIME COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,956	$78,826
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on securities available-for-sale	—	(163)
Loss on sale of loans and other assets	1,563	1,117
Fair value change in equity securities and loans held for sale	38	(152)
Gain on sale of loans held for sale	(394)	(626)
Net depreciation, amortization and accretion	3,161	3,581
Amortization (accretion) of fair value hedge basis point adjustments	598	(848)
Amortization of other intangible assets	599	723
Net gain on extinguishment of debt for FHLB advances and subordinated debt	(972)	—
Stock-based compensation	6,602	5,738
Provision for credit losses	40,000	32,141
Originations of loans held for sale	(12,740)	(11,369)
Proceeds from sale of loans originated for sale	17,196	18,763
Increase in cash surrender value of BOLI	(13,653)	(12,301)
Gain from death benefits from BOLI	(626)	(834)
Decrease in other assets	5,206	95,858
Increase (decrease) in other liabilities	54,410	(69,877)
Net cash provided by operating activities	211,944	140,577
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	4,000	38,842
Purchases of securities available-for-sale	(249,116)	(101,324)
Purchases of securities held-to-maturity	(108,156)	(5,030)
Proceeds from calls and principal repayments of securities available-for-sale	113,361	108,059
Proceeds from calls and principal repayments of securities held-to-maturity	27,765	21,728
Purchase of BOLI	(10,000)	(97,317)
Proceeds received from cash surrender value of BOLI	2,173	4,213
Loans purchased	(16,705)	(9,613)
Proceeds from the sale of portfolio loans transferred to held for sale	47,737	24,139
(Increase) decrease in loans	(228,097)	120,671
Purchases of fixed assets, net	(3,773)	(3,540)
Proceeds from the sale of fixed assets and premises held for sale	2,665	2,004
Sales of restricted stock, net	8,151	2,117
Net cash (used in) provided by investing activities	(409,995)	104,949
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	297,176	375,472
Repayments of FHLBNY advances, short-term, net	(125,000)	(100,000)
Repayments of FHLBNY advances, long-term	(48,000)	—
Repayments of other short-term borrowings, net	—	(50,000)
Redemption of subordinated debentures	(40,000)	—
Release of stock for benefit plan awards	575	642
Payments related to tax withholding for equity awards	(5,825)	(2,534)
Purchase of treasury stock	(12,230)	—
Cash dividends paid to preferred stockholders	(5,465)	(5,465)
Cash dividends paid to common stockholders	(32,346)	(32,168)
Net cash provided by financing activities	28,885	185,947
(Decrease) increase in cash and cash equivalents	(169,166)	431,473
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,353,966	1,283,571
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,184,800	$1,715,044

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$36,460	$34,912
Cash paid for interest	185,323	210,149
Loans transferred to held for sale	55,204	32,912
Loans transferred to held for investment	—	21,817
Operating lease assets in exchange for operating lease liabilities	11,894	8,967

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

The Bank was established in 1910 and is headquartered in Hauppauge, New York. The Company was incorporated under the laws of the State of New York in 1988 to serve as the holding company for the Bank. The Company functions primarily as the holder of all of the Bank’s common stock. Our bank operations also include Dime Abstract LLC (“Dime Abstract”), a wholly-owned subsidiary of the Bank, which is a broker of title insurance services. As of September 30, 2026, we operated 62 branch locations throughout Long Island and the New York City boroughs of Brooklyn, Queens, Manhattan, Staten Island, and the Bronx, Westchester County and New Jersey.

The unaudited Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q include the collective results of the Company and its wholly-owned subsidiary, the Bank, which are collectively herein referred to as “we”, “us”, “our” and the “Company.”

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited Consolidated Financial Statements included herein reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual future results could differ significantly from those estimates. The annualized results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to prior year amounts, and the related discussion and analysis, to conform to the current year presentation. These reclassifications did not have an impact on net income or total stockholders' equity. The unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

2. SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of September 30, 2026 and December 31, 2025, the results of operations and comprehensive income for three and nine months ended September 30, 2026 and 2025, the changes in stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025.

Please see “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for a discussion of areas in the accompanying unaudited condensed Consolidated Financial Statements utilizing significant estimates.

Adoption of Recent Accounting Standards

There were no accounting standards adopted during the nine months ended September 30, 2026 that had a material impact on the Company’s consolidated financial statements.

Relevant Accounting Standards Issued That Have Not Yet Been Adopted

Accounting Standards Update (“ASU”) No. 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans

In November 2025, the Financial Accounting Standards Board issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expands the application of the gross-up approach to acquired non‑PCD loans that meet certain criteria, now referred to as purchased seasoned loans (“PSLs”). PSLs are defined as non‑PCD loans acquired either through a business combination or purchased more than 90 days after origination when the acquirer was not involved in origination of the loans. Under the new guidance, an allowance for expected credit losses is established at acquisition through an adjustment to the amortized cost basis of the acquired loans rather than through the recognition of a provision for credit losses.

The standard is effective for the Company on a prospective basis to loans that are acquired on or after the adoption date, for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance.

ASU No. 2025-09—Derivatives and Hedging (Topic 815): Hedge Accounting Improvements

In November 2025, the Financial Accounting Standards Board issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which provides targeted improvements to hedge accounting guidance, including amendments related to cash flow hedges, hedging of forecasted interest payments, nonfinancial forecasted transactions, certain compound derivatives, and dual-hedge strategies.

The standard is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements and related disclosures.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Total
				Accumulated
		Defined		Other
		Benefit		Comprehensive
(In thousands)	Securities	Plans	Derivatives	Income (Loss)
Balance as of January 1, 2026	$(25,232)	$(4,398)	$(1,838)	$(31,468)
Other comprehensive (loss) income before reclassifications	(22,348)	216	4,334	(17,798)
Amounts reclassified from accumulated other comprehensive income	1,432	318	1,202	2,952
Net other comprehensive (loss) income during the period	(20,916)	534	5,536	(14,846)
Balance as of September 30, 2026	$(46,148)	$(3,864)	$3,698	$(46,314)

Balance as of January 1, 2025	$(43,767)	$(7,499)	$6,248	$(45,018)
Other comprehensive income (loss) before reclassifications	13,813	3,510	(11,511)	5,812
Amounts reclassified from accumulated other comprehensive income (loss)	1,428	116	4,066	5,610
Net other comprehensive income (loss) during the period	15,241	3,626	(7,445)	11,422
Balance as of September 30, 2025	$(28,526)	$(3,873)	$(1,197)	$(33,596)

The before-tax and after-tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Change in unrealized gain (loss) on securities:
Change in net unrealized (loss) gain during the period	$(25,973)	$6,563	$(32,350)	$17,829
Reclassification adjustment for net gain realized in net income on securities and other assets	—	(14)	—	(163)
Accretion of net unrealized loss on securities transferred to held-to-maturity	691	740	2,073	2,223
Credit loss expense	—	300	—	2,100
Net change	(25,282)	7,589	(30,277)	21,989
Tax (benefit) expense	(7,816)	2,329	(9,361)	6,748
Net change in unrealized (loss) gain on securities, net of reclassification adjustments and tax	(17,466)	5,260	(20,916)	15,241
Change in pension and other postretirement obligations:
Reclassification adjustment for benefit included in other expense	160	127	460	168
Change in the net actuarial gain	98	106	313	5,064
Net change	258	233	773	5,232
Tax expense	80	72	239	1,606
Net change in pension and other postretirement obligations	178	161	534	3,626
Change in unrealized gain (loss) on derivatives:
Change in net unrealized gain (loss) during the period	3,611	(3,635)	6,274	(16,609)
Reclassification adjustment for expense/income included in interest expense	76	2,077	1,740	5,867
Net change	3,687	(1,558)	8,014	(10,742)
Tax expense (benefit)	1,140	(478)	2,478	(3,297)
Net change in unrealized gain (loss) on derivatives, net of reclassification adjustments and tax	2,547	(1,080)	5,536	(7,445)
Other comprehensive income (loss), net of tax	$(14,741)	$4,341	$(14,846)	$11,422

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except share and per share amounts)	2026	2025	2026	2025
Net income available to common stockholders	$39,738	$25,849	$105,491	$73,361
Less: Dividends paid and earnings allocated to participating securities	(801)	(493)	(2,081)	(1,323)
Income attributable to common stock	$38,937	$25,356	$103,410	$72,038
Weighted-average common shares outstanding, including participating securities	44,016,949	43,888,983	44,018,275	43,795,578
Less: weighted-average participating securities	(879,520)	(836,085)	(863,116)	(784,659)
Weighted-average common shares outstanding	43,137,429	43,052,898	43,155,159	43,010,919
Basic EPS	$0.90	$0.59	$2.40	$1.67

Income attributable to common stock	$38,937	$25,356	$103,410	$72,038
Weighted-average common shares outstanding	43,137,429	43,052,898	43,155,159	43,010,919
Weighted-average common equivalent shares outstanding	—	—	—	—
Weighted-average common and equivalent shares outstanding	43,137,429	43,052,898	43,155,159	43,010,919
Diluted EPS	$0.90	$0.59	$2.40	$1.67

Common and equivalent shares resulting from the dilutive effect of outstanding stock options are calculated using the treasury stock method based on the average market price of the Company's common stock during the period.

All outstanding stock options were exercised during the three months ended June 30, 2026. As a result, no stock options remained outstanding as of September 30, 2026.

For the nine months ended September 30, 2026, approximately 15,722 weighted-average stock options, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2025, 26,995 weighted-average stock options were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of the Company’s common stock for the period.

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

6. SECURITIES

The following tables summarize the major categories of securities as of the dates indicated:

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(20)	$9,980
Corporate securities	197,894	438	(7,011)	191,321
Pass-through mortgage-backed securities ("MBS") issued by U.S. government sponsored entities ("U.S. GSEs")	518,031	45	(17,790)	500,286
Agency collateralized mortgage obligations ("CMOs")	209,640	4	(26,611)	183,033
State and municipal obligations	13,788	—	(1,132)	12,656
Total securities available-for-sale	$949,353	$487	$(52,564)	$897,276

	September 30, 2026
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$90,723	$—	$(8,922)	$81,801
Corporate securities	23,000	115	(693)	22,422
Pass-through MBS issued by U.S. GSEs	336,035	—	(46,867)	289,168
Agency CMOs	251,843	4	(33,998)	217,849
Total securities held-to-maturity	$701,601	$119	$(90,480)	$611,240

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Agency notes	$10,000	$—	$(120)	$9,880
Corporate securities	169,051	1,443	(4,035)	166,459
Pass-through MBS issued by U.S. GSEs	387,549	4,782	(598)	391,733
Agency CMOs	231,309	904	(21,280)	210,933
State and municipal obligations	19,753	1	(824)	18,930
Total securities available-for-sale	$817,662	$7,130	$(26,857)	$797,935

	December 31, 2025
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity:
Agency notes	$90,400	$—	$(6,287)	$84,113
Corporate securities	17,000	290	(238)	17,052
Pass-through MBS issued by U.S. GSEs	280,102	456	(31,101)	249,457
Agency CMOs	231,399	382	(22,321)	209,460
Total securities held-to-maturity	$618,901	$1,128	$(59,947)	$560,082

There were no transfers to or from securities held-to-maturity during the three or nine months ended September 30, 2026 and 2025, respectively.

The carrying value of securities pledged at September 30, 2026 and December 31, 2025 was $885.6 million and $766.2 million, respectively.

At September 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The following table presents the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2026
	Amortized	Fair
(In thousands)	Cost	Value
Available-for-sale
Within one year	$11,947	$11,916
One to five years	41,874	39,096
Five to ten years	157,861	152,944
Beyond ten years	10,000	10,001
Pass-through MBS issued by U.S. GSEs and agency CMOs	727,671	683,319
Total	$949,353	$897,276

Held-to-maturity
Within one year	$10,000	$9,915
One to five years	80,723	71,886
Five to ten years	23,000	22,422
Beyond ten years	—	—
Pass-through MBS issued by U.S. GSEs and agency CMOs	587,878	507,017
Total	$701,601	$611,240

The following table presents the information related to sales of securities available-for-sale as of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Securities available-for-sale
Proceeds	$—	$14,005	$4,000	$38,842
Gross gains	—	325	—	1,073
Tax expense on gains	—	97	—	318
Gross losses	—	320	—	996
Tax benefit on losses	—	95	—	295

There were no sales of securities held-to-maturity during the three or nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes the gross unrealized losses and fair value of securities available-for-sale aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	September 30, 2026
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$—	$—	$9,980	$20	$9,980	$20
Corporate securities	105,600	3,357	48,834	3,654	154,434	7,011
Pass-through MBS issued by U.S. GSEs	479,048	16,981	4,436	809	483,484	17,790
Agency CMOs	65,226	1,950	112,803	24,661	178,029	26,611
State and municipal obligations	5,349	131	7,307	1,001	12,656	1,132

	December 31, 2025
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Agency notes	$—	$—	$9,880	$120	$9,880	$120
Corporate securities	5,970	30	69,646	4,005	75,616	4,035
Pass-through MBS issued by U.S. GSEs	—	—	5,214	598	5,214	598
Agency CMOs	8,478	83	135,961	21,197	144,439	21,280
State and municipal obligations	—	—	14,984	824	14,984	824

As of September 30, 2026, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available-for-sale debt securities was required. Given the high-quality composition of the Company’s held-to-maturity portfolio, the Company did not record an allowance for credit losses on the held-to-maturity portfolio as of September 30, 2026. With respect to certain classes of debt securities, primarily U.S. Treasuries and securities issued by Government Sponsored Entities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Accrued interest receivable on securities totaling $7.3 million and $5.9 million at September 30, 2026 and December 31, 2025, respectively, was included in other assets in the Consolidated Statements of Financial Condition and excluded from the amortized cost and estimated fair value totals in the table above.

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

At September 30, 2026, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment was directly related to changes in interest rates. The Company generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The following major security types held by the Company are all issued by U.S. government entities and agencies and therefore either explicitly or implicitly guaranteed by the U.S. government: Agency Notes, Treasury Securities, Pass-through MBS issued by U.S. GSEs, Agency Collateralized Mortgage Obligations. None of the unrealized losses are related to credit quality of the issuer. A majority of the state and municipal obligations within the portfolio have all maintained an investment grade rating by either Moody’s or Standard and Poor’s. The Company does not have the intent to sell these securities, and it is more likely than not that it will not be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the debt. The fair value is expected to recover as the securities approach maturity.

The following table presents a rollforward of the allowance for credit losses for corporate securities available-for-sale for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Beginning balance	$—	$1,800	$—	$—
Provision for credit losses	—	300	—	2,100
Ending balance	$—	$2,100	$—	$2,100

7. LOANS HELD FOR INVESTMENT, NET

The following table presents the loan categories for the period ended as indicated:

(In thousands)	September 30, 2026	December 31, 2025
Business loans (1)	$3,992,772	$3,240,436
One-to-four family residential and coop/condo apartment	1,124,571	1,035,803
Multifamily residential and residential mixed-use	2,951,993	3,424,522
Non-owner-occupied commercial real estate	2,753,575	2,933,011
Acquisition, development, and construction ("ADC")	88,587	117,215
Other loans	8,668	6,558
Total	10,920,166	10,757,545
Fair value hedge basis point adjustments (2)	(2,011)	663
Total loans, net of fair value hedge basis point adjustments	10,918,155	10,758,208
Allowance for credit losses	(108,548)	(97,372)
Loans held for investment, net	$10,809,607	$10,660,836
(1)	Business loans include commercial and industrial loans (“C&I loans”) and owner-occupied commercial real estate loans.
(2)	The loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

The following tables present data regarding the allowance for credit losses activity on loans held for investment for the periods indicated:

	At or for the Three Months Ended September 30, 2026
		One-to-Four	Multifamily
		Family	Residential
		Residential and	and	Non-Owner-Occupied
	Business	Coop/ Condo	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$56,266	$9,526	$17,489	$19,747	$1,491	$444	$104,963
Provision (recovery) for credit losses	8,543	(1,423)	7,123	(1,012)	(58)	161	13,334
Charge-offs	(1,638)	—	(8,337)	—	—	(16)	(9,991)
Recoveries	238	—	—	—	—	4	242
Ending balance	$63,409	$8,103	$16,275	$18,735	$1,433	$593	$108,548

	At or for the Three Months Ended September 30, 2025
		One-to-Four	Multifamily
		Family	Residential
		Residential and	and	Non-Owner-Occupied
	Business	Coop/ Condo	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$42,965	$9,567	$13,667	$24,326	$2,380	$284	$93,189
Provision (recovery) for credit losses	6,053	464	(747)	7,990	(386)	84	13,458
Charge-offs	(1,883)	—	(69)	(10,992)	—	(13)	(12,957)
Recoveries	367	—	—	—	—	4	371
Ending balance	$47,502	$10,031	$12,851	$21,324	$1,994	$359	$94,061

	At or for the Nine Months Ended September 30, 2026
		One-to-Four	Multifamily
		Family	Residential
		Residential and	and	Non-Owner-Occupied
	Business	Coop/ Condo	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$49,770	$10,034	$14,053	$21,130	$2,070	$315	$97,372
Provision (recovery) for credit losses	15,961	(1,931)	22,670	2,707	(637)	391	39,161
Charge-offs	(2,887)	—	(20,556)	(5,256)	—	(125)	(28,824)
Recoveries	565	—	108	154	—	12	839
Ending balance	$63,409	$8,103	$16,275	$18,735	$1,433	$593	$108,548

	At or for the Nine Months Ended September 30, 2025
		One-to-Four	Multifamily
		Family	Residential
		Residential and	and	Non-Owner-Occupied
	Business	Coop/ Condo	Residential	Commercial		Other
(In thousands)	Loans	Apartment	Mixed-Use	Real Estate	ADC	Loans	Total
Allowance for credit losses:
Beginning balance	$42,898	$9,501	$11,946	$21,876	$2,323	$207	$88,751
Provision for credit losses	11,018	574	973	17,938	(329)	185	30,359
Charge-offs	(7,116)	(44)	(69)	(18,490)	—	(57)	(25,776)
Recoveries	702	—	1	—	—	24	727
Ending balance	$47,502	$10,031	$12,851	$21,324	$1,994	$359	$94,061

The following tables present the amortized cost basis of loans on non-accrual status as of the periods indicated:

	September 30, 2026
	Non-accrual with	Non-accrual with	Related
(In thousands)	No Allowance	Allowance	Allowance
Business loans	$2,544	$30,627	$20,497
One-to-four family residential and coop/condo apartment	—	4,852	35
Multifamily residential and residential mixed-use	24,918	22,855	5,954
Non-owner-occupied commercial real estate	3,167	7,942	2,362
ADC	—	412	367
Total	$30,629	$66,688	$29,215

	December 31, 2025
	Non-accrual with	Non-accrual with	Related
(In thousands)	No Allowance	Allowance	Allowance
Business loans	$3,973	$18,633	$14,877
One-to-four family residential and coop/condo apartment	—	3,623	35
Non-owner-occupied commercial real estate	25,656	15	15
ADC	—	412	316
Total	$29,629	$22,683	$15,243

The Company did not recognize interest income on non-accrual loans held for investment during the three and nine months ended September 30, 2026 and 2025.

The following tables summarize the past due status of the Company’s loan held for investment portfolio as of the dates indicated:

	September 30, 2026
			90 Days
			Or More		Total
	30 to 59	60 to 89	Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing	Non-accrual	Non-accrual	Current	Loans
Business loans	$2,465	$124	$—	$33,171	$35,760	$3,957,012	$3,992,772
One-to-four family residential and coop/condo apartment	35	1,367	—	4,852	6,254	1,118,317	1,124,571
Multifamily residential and residential mixed-use	3,896	17,658	—	47,773	69,327	2,882,666	2,951,993
Non-owner-occupied commercial real estate	4,796	4,100	—	11,109	20,005	2,733,570	2,753,575
ADC	—	—	—	412	412	88,175	88,587
Other loans	—	—	—	—	—	8,668	8,668
Total	$11,192	$23,249	$—	$97,317	$131,758	$10,788,408	$10,920,166

	December 31, 2025
			90 Days
			Or More		Total
	30 to 59	60 to 89	Past Due		Past Due
	Days	Days	and Still		and		Total
(In thousands)	Past Due	Past Due	Accruing	Non-accrual	Non-accrual	Current	Loans
Business loans	$4,617	$2,075	$—	$22,606	$29,298	$3,211,138	$3,240,436
One-to-four family residential and coop/condo apartment	7,943	389	—	3,623	11,955	1,023,848	1,035,803
Multifamily residential and residential mixed-use	3,667	27,608	—	—	31,275	3,393,247	3,424,522
Non-owner-occupied commercial real estate	12,597	—	—	25,671	38,268	2,894,743	2,933,011
ADC	—	—	—	412	412	116,803	117,215
Other loans	—	—	—	—	—	6,558	6,558
Total	$28,824	$30,072	$—	$52,312	$111,208	$10,646,337	$10,757,545

Accruing Loans 90 Days or More Past Due:

There were no accruing loans 90 days or more past due at September 30, 2026 or at December 31, 2025.

Collateral Dependent Loans:

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated:

	September 30, 2026		December 31, 2025
	Real Estate	Associated Allowance	Real Estate	Associated Allowance
(In thousands)	Collateral Dependent	for Credit Losses	Collateral Dependent	for Credit Losses
Business loans	$11,305	$4,793	$11,039	$3,507
Multifamily residential and residential mixed-use	47,773	5,954	—	—
Non-owner-occupied commercial real estate	11,109	2,362	25,671	15
ADC	412	367	412	316
Total	$70,599	$13,476	$37,122	$3,838

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

The following tables present loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted during the three and nine months ended September 30, 2026 and 2025:

		For the Three Months Ended September 30, 2026

					Significant
				Term	Payment	Term
				Extension	Delay	Extension		% of
				and	and	and		Total
	Interest		Significant	Significant	Interest	Interest		Class of
	Rate	Term	Payment	Payment	Rate	Rate		Financing
(Dollars in thousands)	Reduction	Extension	Delay	Delay	Reduction	Reduction	Total	Receivable
Business loans	$—	$2,500	$12,416	$—	$—	$—	$14,916	0.4%
Multifamily residential and residential mixed-use	—	—	31,651	4,868	—	—	36,519	1.2
Non-owner-occupied commercial real estate	—	—	—	2,313	—	—	2,313	0.1
Total	$—	$2,500	$44,067	$7,181	$—	$—	$53,748	0.5%

		For the Three Months Ended September 30, 2025
					Significant
				Term	Payment	Term
				Extension	Delay	Extension		% of
				and	and	and		Total
	Interest		Significant	Significant	Interest	Interest		Class of
	Rate	Term	Payment	Payment	Rate	Rate		Financing
(Dollars in thousands)	Reduction	Extension	Delay	Delay	Reduction	Reduction	Total	Receivable
Business loans	1,050	$2,833	$700	$—	$—	$—	$4,583	0.1%
Multifamily residential and residential mixed-use	—	—	31,589	—	14,792	—	46,381	1.3
Non-owner-occupied commercial real estate	—	9,896	—	—	—	—	9,896	0.3
Total	$1,050	$12,729	$32,289	$—	$14,792	$—	$60,860	0.6%

		For the Nine Months Ended September 30, 2026

					Significant
				Term	Payment	Term
				Extension	Delay	Extension		% of
				and	and	and		Total
	Interest		Significant	Significant	Interest	Interest		Class of
	Rate	Term	Payment	Payment	Rate	Rate		Financing
(Dollars in thousands)	Reduction	Extension	Delay	Delay	Reduction	Reduction	Total	Receivable
Business loans	$—	$2,987	$12,611	$915	$—	$622	$17,135	0.4%
Multifamily residential and residential mixed-use	—	—	79,423	9,443	—	—	88,866	3.0
Non-owner-occupied commercial real estate	—	—	—	2,313	—	—	2,313	0.1
Total	$—	$2,987	$92,034	$12,671	$—	$622	$108,314	1.0%

		For the Nine Months Ended September 30, 2025

					Significant
				Term	Payment	Term
				Extension	Delay	Extension		% of
				and	and	and		Total
	Interest		Significant	Significant	Interest	Interest		Class of
	Rate	Term	Payment	Payment	Rate	Rate		Financing
(Dollars in thousands)	Reduction	Extension	Delay	Delay	Reduction	Reduction	Total	Receivable
Business loans	1,050	$2,833	$1,197	$—	$—	$13,692	$18,772	0.6%
Multifamily residential and residential mixed-use	—	—	59,196	—	14,792	—	73,988	2.1
Non-owner-occupied commercial real estate	—	9,896	16,720	—	14,761	—	41,377	1.4
Total	$1,050	$12,729	$77,113	$—	$29,553	$13,692	$134,137	1.3%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty as of the dates indicated:

	For the Three Months Ended September 30, 2026
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	—%	26	$244
Multifamily residential and residential mixed-use	—	10	384
Non-owner-occupied commercial real estate	—	22	70

	For the Three Months Ended September 30, 2025
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	1.50%	9	$157
Multifamily residential and residential mixed-use	0.90	—	194
Non-owner-occupied commercial real estate	—	10	—

	For the Nine Months Ended September 30, 2026
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	2.25%	28	$257
Multifamily residential and residential mixed-use	—	17	419
Non-owner-occupied commercial real estate	—	22	70

	For the Nine Months Ended September 30, 2025
	Weighted Average	Weighted Average
	Interest Rate	Months of	Weighted Average
(Dollars in thousands)	Reductions	Term Extensions	Payment Delay
Business loans	1.27%	87	$96
Multifamily residential and residential mixed-use	0.90	—	298
Non-owner-occupied commercial real estate	3.75	10	1,339

The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables describe the performance of loans that have been modified during the past 12 months.

	September 30, 2026
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$2,523	$—	$—	$—	$14,635	$17,158
Multifamily residential and residential mixed-use	41,094	—	—	—	47,772	88,866
Non-owner-occupied commercial real estate	2,313	—	—	—	—	2,313
Total	$45,930	$—	$—	$—	$62,407	$108,337

	September 30, 2025
		30-59	60-89	90+
(In thousands)	Current	Days Past Due	Days Past Due	Days Past Due	Non-Accrual	Total
Business loans	$20,962	$—	$171	$—	$1,272	$22,405
Multifamily residential and residential mixed-use	46,381	—	27,607	—	—	73,988
Non-owner-occupied commercial real estate	9,896	—	—	—	31,481	41,377
Total	$77,239	$—	$27,778	$—	$32,753	$137,770

As of September 30, 2026, there were nine multifamily loans and seven business loans totaling $62.4 million that were modified to borrowers experiencing financial difficulty during the prior 12 months that are on non-accrual status. As of September 30, 2025, there were three business loans and two non-owner-occupied commercial loans totaling $32.8 million that were modified to borrowers experiencing financial difficulty during the prior 12 months that are on non-accrual status. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	September 30, 2026
(In thousands)	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$572,118	$436,355	$288,431	$181,426	$279,751	$524,046	$1,531,775	$99,765	$3,913,667
Special mention	—	—	1,529	433	4,897	11,721	3,202	13,048	34,830
Substandard	—	133	684	302	1,066	16,425	1,102	23,952	43,664
Doubtful	—	—	—	—	—	611	—	—	611
Total business loans	572,118	436,488	290,644	182,161	285,714	552,803	1,536,079	136,765	3,992,772
YTD Gross Charge-Offs	—	—	—	152	98	206	47	2,384	2,887

One-to-four family residential and coop/condo apartment
Pass	184,349	155,875	111,334	130,364	178,925	328,489	19,044	8,562	1,116,942
Special mention	—	—	—	259	—	—	—	—	259
Substandard	—	—	—	—	485	4,878	469	1,538	7,370
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential and coop/condo apartment	184,349	155,875	111,334	130,623	179,410	333,367	19,513	10,100	1,124,571
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Multifamily residential and residential mixed-use:
Pass	43,523	54,623	17,704	219,701	1,065,677	1,344,216	1,119	4,156	2,750,719
Special mention	—	1,776	—	—	—	78,462	—	—	80,238
Substandard	—	—	—	—	28,032	93,004	—	—	121,036
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	43,523	56,399	17,704	219,701	1,093,709	1,515,682	1,119	4,156	2,951,993
YTD Gross Charge-Offs	—	—	—	—	—	20,556	—	—	20,556

Non-owner-occupied commercial real estate
Pass	103,752	91,705	54,045	196,666	595,283	1,520,696	6,794	15,603	2,584,544
Special mention	5,955	—	—	—	25,622	85,826	—	—	117,403
Substandard	—	—	—	—	13,346	38,282	—	—	51,628
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	109,707	91,705	54,045	196,666	634,251	1,644,804	6,794	15,603	2,753,575
YTD Gross Charge-Offs	—	—	—	—	—	5,256	—	—	5,256

ADC:
Pass	24,771	38,395	15,814	—	3,655	420	3,003	2,117	88,175
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	412	412
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	24,771	38,395	15,814	—	3,655	420	3,003	2,529	88,587
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	928,513	776,953	487,328	728,157	2,123,291	3,717,867	1,561,735	130,203	10,454,047
Special mention	5,955	1,776	1,529	692	30,519	176,009	3,202	13,048	232,730
Substandard	—	133	684	302	42,929	152,589	1,571	25,902	224,110
Doubtful	—	—	—	—	—	611	—	—	611
Total Loans	$934,468	$778,862	$489,541	$729,151	$2,196,739	$4,047,076	$1,566,508	$169,153	$10,911,498
YTD Gross Charge-Offs	$—	$—	$—	$152	$98	$26,018	$47	$2,384	$28,699

	December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Revolving-Term	Total
Business loans
Pass	$444,515	$320,751	$212,384	$302,778	$182,244	$408,711	$1,170,533	$96,748	$3,138,664
Special mention	—	107	265	2,856	15,143	20,428	7,822	2,457	49,078
Substandard	—	85	2,944	3,669	7,611	10,613	4,320	22,841	52,083
Doubtful	—	—	—	—	—	611	—	—	611
Total business loans	444,515	320,943	215,593	309,303	204,998	440,363	1,182,675	122,046	3,240,436
YTD Gross Charge-Offs	—	—	—	1,492	605	—	4,296	1,313	7,706

One-to-four family residential and coop/condo apartment
Pass	170,056	125,945	145,449	192,988	91,910	270,964	23,035	8,598	1,028,945
Special mention	—	—	263	—	—	28	—	—	291
Substandard	—	—	—	474	—	4,542	652	899	6,567
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family residential and coop/condo apartment	170,056	125,945	145,712	193,462	91,910	275,534	23,687	9,497	1,035,803
YTD Gross Charge-Offs	—	—	—	—	—	44	—	—	44

Multifamily residential and residential mixed-use:
Pass	54,958	21,186	229,634	1,127,686	536,029	1,211,361	4,748	4,705	3,190,307
Special mention	1,824	—	—	7,214	15,963	111,626	—	—	136,627
Substandard	—	—	—	20,821	3,069	73,698	—	—	97,588
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily residential and residential mixed-use	56,782	21,186	229,634	1,155,721	555,061	1,396,685	4,748	4,705	3,424,522
YTD Gross Charge-Offs	—	—	—	—	—	69	—	—	69

Non-owner-occupied commercial real estate
Pass	95,771	54,625	202,035	695,850	573,086	1,157,080	7,908	15,961	2,802,316
Special mention	—	—	—	—	637	92,057	—	—	92,694
Substandard	—	—	—	—	16,471	21,530	—	—	38,001
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner-occupied commercial real estate	95,771	54,625	202,035	695,850	590,194	1,270,667	7,908	15,961	2,933,011
YTD Gross Charge-Offs	—	—	—	—	—	23,644	1,824	—	25,468

ADC:
Pass	28,379	18,907	41,151	6,075	4,805	—	15,345	2,141	116,803
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	412	412
Doubtful	—	—	—	—	—	—	—	—	—
Total ADC	28,379	18,907	41,151	6,075	4,805	—	15,345	2,553	117,215
YTD Gross Charge-Offs	—	—	—	—	—	—	—	—	—

Total:
Pass	793,679	541,414	830,653	2,325,377	1,388,074	3,048,116	1,221,569	128,153	10,277,035
Special mention	1,824	107	528	10,070	31,743	224,139	7,822	2,457	278,690
Substandard	—	85	2,944	24,964	27,151	110,383	4,972	24,152	194,651
Doubtful	—	—	—	—	—	611	—	—	611
Total Loans	$795,503	$541,606	$834,125	$2,360,411	$1,446,968	$3,383,249	$1,234,363	$154,762	$10,750,987
YTD Gross Charge-Offs	$—	$—	$—	$1,492	$605	$23,757	$6,120	$1,313	$33,287

For other loans, the Company evaluates credit quality based on payment activity. Other loans that are 90 days or more past due are placed on non-accrual status, while all remaining other loans are classified and evaluated as performing. The following is a summary of the credit risk profile of other loans by internally assigned grade:

	September 30, 2026	December 31, 2025
Performing	$8,668	$6,558
Non-accrual	—	—
Total	$8,668	$6,558

8. LEASES

The following table presents the Company’s remaining maturities of undiscounted lease payments, as well as a reconciliation to the discounted operating lease liabilities in the Consolidated Statements of Financial Condition at September 30, 2026:

(In thousands)
2026	$4,150
2027	15,881
2028	9,604
2029	7,064
2030	5,313
Thereafter	9,720
Total undiscounted lease payments	51,732
Less amounts representing interest	(4,898)
Operating lease liabilities	$46,834

Other information related to the Company’s operating leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Operating lease cost	$3,855	$2,934	$11,411	$10,275
Cash paid for amounts included in the measurement of operating lease liabilities	3,931	2,911	11,639	10,203

	As of September 30, 2026		As of December 31, 2025
Weighted average remaining lease term	4.6	years	4.3	years
Weighted average discount rate	3.75%		3.18%

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

Effect of Derivatives on the Consolidated Statements of Financial Condition

The tables below present the notional amounts and fair values of the Company’s derivative financial instruments as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Assets	Amount	Assets
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$25,000	$647	$600,000	$2,758

Derivatives not designated as hedging instruments:
Interest rate products	1,656,699	99,304	1,655,545	73,557

	September 30, 2026		December 31, 2025
	Notional	Fair Value	Notional	Fair Value
(In thousands)	Amount	Liabilities	Amount	Liabilities
Derivatives designated as hedging instruments:
Fair value hedges - interest rate products	$350,000	$42	$350,000	$8
Cash flow hedges - interest rate products	450,000	48	—	—

Derivatives not designated as hedging instruments:
Interest rate products	1,656,699	99,304	1,655,545	73,557
Risk participations	120,628	—	156,730	8

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026		2025
	Interest	Interest	Interest	Interest
(In thousands)	Income	Expense	Income	Expense
Effects of fair value or cash flow hedges are recorded	$219	$76	$(21)	2,077

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts:
Hedged items	(450)	—	(437)	—
Derivatives designated as hedging instruments	669	—	416	—

Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount reclassified from AOCI into income	—	76	—	2,077

	Nine Months Ended September 30,
	2026		2025
	Interest	Interest	Interest	Interest
(In thousands)	Income	Expense	Income	Expense
Effects of fair value or cash flow hedges are recorded	$598	$1,740	$(848)	$5,867

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts:
Hedged items	(2,674)	—	(2,211)	—
Derivatives designated as hedging instruments	3,272	—	1,363	—

Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount reclassified from AOCI into income	—	1,740	—	5,867

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

As of September 30, 2026, the Company received $2.0 million from the Chicago Mercantile Exchange (“CME”) clearing house related to the fair value derivatives settled daily to market. As of December 31, 2025, the Company posted $660 thousand to the CME clearing house related to fair value derivatives settled daily to market. The Company pays an average fixed rate of 3.42% and receives a floating rate based on the US federal funds effective rate for the life of the agreement without an exchange of the underlying notional amount.

The amortized cost basis of the closed portfolio of the fixed rate mortgage loans on September 30, 2026 totaled $631.9 million. The amount identified as the last-of-layer in the open hedge relationship was $350.0 million, which is the amount of loans in the closed portfolio anticipated to be outstanding for the designated hedge period. The basis adjustment associated with the hedge was a $2.0 million liability as of September 30, 2026, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedged relationship.

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

During the three and nine months ended September 30, 2026, the Company recorded credits of $219 thousand and $598 thousand, respectively, from the swap transactions as a component of interest income in the consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recorded debits of $21 thousand and $848 thousand, respectively, from the swap transactions as a component of interest income in the consolidated statements of operations.

As of September 30, 2026 and December 31, 2025, the following amounts were recorded on the consolidated statements of financial condition related to cumulative basis adjustment for fair value hedges:

	September 30, 2026		December 31, 2025
(In thousands)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed Rate Loans	$629,876	$(2,011)	$667,584	$663

Cash Flow Hedges

Cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company uses these types of derivatives to hedge the variable cash flows associated with existing or forecasted issuances of short-term borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $3.1 million will be reclassified as a decrease to interest expense.

The Company did not terminate any derivatives during the nine months ended September 30, 2026 or September 30, 2025, respectively.

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Gain (loss) recognized in other comprehensive income (loss)	$3,611	$(3,635)	$6,274	$(16,609)
Loss reclassified from other comprehensive income into interest expense/income	(76)	(2,077)	(1,740)	(5,867)

All cash flow hedges are recorded gross on the Consolidated Statement of Financial Condition.

Certain cash flow hedges involve derivative agreements with third-party counterparties that contain provisions requiring the Company to post cash collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of September 30, 2026 and December 31, 2025, the Company did not post collateral to the third-party counterparties. As of September 30, 2026, the Company received $850 thousand in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2025, the Company received $3.4 million in collateral from its third-party counterparties under the agreements in a net asset position. Additionally, the Bank entered into certain cash flow hedges that are exchange-traded through the CME and are settled daily to market. As of September 30, 2026, the Company received $4.8 million from the CME clearing house, which was accounted for as settlements of derivative liabilities. As of December 31, 2025, the Company posted $5.4 million to the CME clearing house that are accounted for as settlements of the derivative asset.

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

	September 30, 2026
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/liabilities:
Loan level interest rate swaps with borrower	7	$91,225	$347	$—
Loan level interest rate swaps with borrower	210	1,565,474	—	98,957
Loan level interest rate swaps with third-party counterparties	7	91,225	—	347
Loan level interest rate swaps with third-party counterparties	210	1,565,474	98,957	—

	December 31, 2025
		Notional	Fair Value	Fair Value
(Dollars in thousands)	Count	Amount	Assets	Liabilities
Included in derivative assets/liabilities:
Loan level interest rate swaps with borrower	66	$782,882	$13,491	$—
Loan level interest rate swaps with borrower	148	872,663	—	60,066
Loan level interest rate swaps with third-party counterparties	66	782,882	—	13,491
Loan level interest rate swaps with third-party counterparties	148	872,663	60,066	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Loan level derivative income	$702	$650	$1,709	$1,653

The interest rate swap product with the borrower is cross collateralized with the underlying loan and, therefore, there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. As of September 30, 2026, the Company did not post any collateral to its third-party counterparty. As of December 31, 2025, the Company posted $3.0 million in collateral to its third-party counterparties. As of September 30, 2026, the Company received $99.7 million in collateral from its third-party counterparties under the agreements in a net asset position. As of December 31, 2025, the Company received $49.1 million in collateral from its third-party counterparties under the agreements in a net asset position.

Risk Participation Agreements

The Company enters into risk participation agreements to manage economic risks but does not designate the instruments in hedge relationships. As of September 30, 2026 and December 31, 2025, the notional amounts of risk participation agreements for derivative liabilities were $120.6 million and $156.7 million, respectively. The Company’s risk participation agreements had fair values in a liability position of less than $1 thousand at September 30, 2026 and $8 thousand as of December 31, 2025, respectively.

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

For derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, any breach of the above provisions by the Company may require settlement of its obligations under the agreements at the termination value with the respective counterparty. As of September 30, 2026, there were no derivatives in a net liability position, and therefore the termination value was zero. There were no provisions breached for the three or nine months ended September 30, 2026.

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

All MBS, CMOs, treasury securities, and agency notes are guaranteed either implicitly or explicitly by U.S. GSEs as of September 30, 2026 and December 31, 2025, respectively. In accordance with the Company’s investment policy, corporate securities are rated “investment grade” at the time of purchase and the financials of the issuers are reviewed quarterly.

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

		Fair Value Measurements
		at September 30, 2026 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency notes	$9,980	$—	$9,980	$—
Corporate securities	191,321	—	191,321	—
Pass-through MBS issued by U.S. GSEs	500,286	—	500,286	—
Agency CMOs	183,033	—	183,033	—
State and municipal obligations	12,656	—	12,656	—
Equity securities	2,685	—	2,685	—
Derivative – cash flow hedges	647	—	647	—
Derivative – freestanding derivatives, net	99,304	—	99,304	—
Financial Liabilities:
Derivative – fair value hedges	42	—	42	—
Derivative – cash flow hedges	48	—	48	—
Derivative – freestanding derivatives, net	99,304	—	99,304	—
Derivative – risk participations	—	—	—	—

		Fair Value Measurements
		at December 31, 2025 Using
		Level 1	Level 2	Level 3
(In thousands)	Total	Inputs	Inputs	Inputs
Financial Assets:
Securities available-for-sale:
Agency Notes	$9,880	$—	$9,880	$—
Corporate securities	166,459	—	166,459	—
Pass-through MBS issued by U.S. GSEs	391,733	—	391,733	—
Agency CMOs	210,933	—	210,933	—
State and municipal obligations	18,930	—	18,930	—
Equity securities	2,723	—	2,723	—
Derivative – cash flow hedges	2,758	—	2,758	—
Derivative – freestanding derivatives, net	73,557	—	73,557	—
Financial Liabilities:
Derivative – fair value hedge	8	—	8	—
Derivative – freestanding derivatives, net	73,557	—	73,557	—
Derivative – risk participations	8	—	8	—

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

September 30, 2026
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$26,494	$—	$—	$26,494

December 31, 2025
Fair Value Measurements Using:
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$3,655	$—	$—	$3,655

Individually evaluated loans with an allowance for credit losses at September 30, 2026 had a carrying amount of $26.5 million, which is made up of the outstanding balance of $40.0 million, net of a valuation allowance of $13.5 million. Collateral dependent individually analyzed loans during the three and nine months ended September 30, 2026 resulted in a $3.2 million and $9.6 million credit loss provision, respectively, which is included in the amounts reported in the Consolidated Statements of Operations.

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

		Fair Value Measurements
		at September 30, 2026 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$2,184,800	$2,184,800	$—	$—	$2,184,800
Securities held-to-maturity	701,601	—	611,240	—	611,240
Loans held for sale	2,413	—	—	2,413	2,413
Loans held for investment, net	10,783,113	—	—	10,524,426	10,524,426
Accrued interest receivable	57,694	—	7,532	50,162	57,694
Financial Liabilities:
Savings, money market and checking accounts (1)	12,103,693	12,103,693	—	—	12,103,693
Certificates of deposit ("CDs")	1,034,729	—	1,032,348	—	1,032,348
FHLBNY advances	335,000	—	335,130	—	335,130
Subordinated debt, net	231,313	—	223,208	—	223,208
Accrued interest payable	7,810	—	7,810	—	7,810
(1)	Includes mortgage escrow deposits.

		Fair Value Measurements
		at December 31, 2025 Using
	Carrying	Level 1	Level 2	Level 3
(In thousands)	Amount	Inputs	Inputs	Inputs	Total
Financial Assets:
Cash and due from banks	$2,353,966	$2,353,966	$—	$—	$2,353,966
Securities held-to-maturity	618,901	—	560,082	—	560,082
Loans held for sale	1,989	—	—	1,989	1,989
Loans held for investment, net	10,657,181	—	—	10,459,618	10,459,618
Accrued interest receivable	55,572	—	6,748	48,824	55,572
Financial Liabilities:
Savings, money market and checking accounts (1)	11,724,128	11,724,128	—	—	11,724,128
CDs	1,117,118	—	1,115,830	—	1,115,830
FHLBNY advances	508,000	—	511,074	—	511,074
Subordinated debt, net	272,503	—	267,493	—	267,493
Accrued interest payable	7,752	—	7,752	—	7,752
(1)	Includes mortgage escrow deposits.

11. OTHER INTANGIBLE ASSETS

The following table presents the carrying amount and accumulated amortization of intangible assets that are amortizable.

(In thousands)	September 30, 2026	December 31, 2025
Gross carrying value	$10,204	$10,204
Accumulated amortization	(7,865)	(7,266)
Net carrying amount	$2,339	$2,938

Amortization expense recognized on intangible assets was $195 thousand and $599 thousand for the three and nine months ended September 30, 2026, respectively. Amortization expense recognized on intangible assets was $236 thousand and $723 thousand for the three and nine months ended September 30, 2025, respectively.

Estimated amortization expense for the remainder of 2026 through 2030 and thereafter is as follows:

(In thousands)
2026	$196
2027	664
2028	560
2029	475
2030	411
Thereafter	33
Total	$2,339

12. FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY totaling $335.0 million and $508.0 million at September 30, 2026 and December 31, 2025, respectively, all of which were fixed rate. In accordance with the Collateral Pledge and Security Agreement with the FHLBNY, the Bank had remaining FHLBNY borrowing capacity of $1.55 billion as of September 30, 2026 and $1.52 billion as of December 31, 2025, and maintained sufficient qualifying collateral, as defined by the FHLBNY.

For the three months ended September 30, 2026, the Company did not incur any prepayment penalty expense related to the extinguishment of FHLBNY advances. For the nine months ended September 30, 2026, the Company had $515 thousand of prepayment penalty expense related to the extinguishment of FHLBNY advances. During the three and nine months ended September 30, 2025, the Company did not incur any prepayment penalty expense related to the extinguishment of FHLBNY advances.

The following table is a summary of FHLBNY extinguishments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
FHLBNY advances extinguished	$-	$-	$48,000	$-
Weighted average rate	-%	-%	4.20%	-%
Loss on extinguishment of debt	$-	$-	$515	$-

The following table presents the contractual maturities of FHLBNY advances for each of the next five years.

(Dollars in thousands)	September 30, 2026	December 31, 2025
2026, fixed rate at rates from 3.82% to 4.14%	275,000	400,000
2027, fixed rate at 4.25%	—	36,000
2028, fixed rate at 4.04%	—	12,000
2029, fixed rate at rates from 3.98% to 4.03%	60,000	60,000
Total FHLBNY advances	$335,000	$508,000

Total FHLBNY advances had a weighted average interest rate of 4.01% and 4.00% at September 30, 2026 and December 31, 2025, respectively.

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

The subordinated debentures totaled $231.3 million and $272.5 million at September 30, 2026 and December 31, 2025, respectively. Interest expense related to the subordinated debentures was $3.8 million and $4.3 million during the three months ended September 30, 2026 and 2025, respectively. Interest expense related to the subordinated debentures was $12.1 million and $12.9 million during the nine months ended September 30, 2026 and 2025, respectively. The subordinated debentures are included in tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

14. RETIREMENT AND POSTRETIREMENT PLANS

The Bank maintains the Retirement Plan of Dime Commercial Bank (“Employee Retirement Plan”) and previously maintained the BNB Bank Pension Plan, which was terminated and fully settled by March 31, 2025. Both are noncontributory pension plans that covered all eligible employees.

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

The following tables represent the components of net periodic benefit (credit) cost associated with these plans:

	Three Months Ended September 30,
	2026	2025
	Employee	BNB Bank	Employee
(In thousands)	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$—	$—	$—
Interest cost	207	—	217
Expected return on assets	(315)	—	(323)
Amortization of unrealized loss	258	—	233
Net periodic benefit (credit)	$150	$—	$127
Settlement loss recognized	—		—
Total benefit cost	$150	$—	$127

	Nine Months Ended September 30,
	2026	2025
	Employee	BNB Bank	Employee
(In thousands)	Retirement Plan	Pension Plan	Retirement Plan
Service cost	$—	$—	$—
Interest cost	622	271	652
Expected return on assets	(945)	(534)	(968)
Amortization of unrealized loss	773	49	698
Net periodic benefit (credit)	$450	$(214)	$382
Settlement loss recognized	—	7,231	—
Total benefit cost	$450	$7,017	$382

There were no contributions to the Employee Retirement Plan for the three or nine months ended September 30, 2026 and 2025. There were no contributions to the BNB Bank Pension Plan for the three and nine months ended September 30, 2025, prior to the termination being completed.

401(k) Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”), which covers substantially all current employees. Newly hired employees are automatically enrolled in the plan on the first pay date following the 60th day of employment, unless they elect not to participate. Participants may contribute a portion of their pre-tax base salary, generally not to exceed $24,500 for the calendar year ended December 31, 2026. Under the provisions of the 401(k) Plan, Dime Commercial Bank provides an employer non-elective contribution to employee accounts equivalent to 3% of eligible compensation. Participants can invest their account balances into several investment alternatives. The 401(k) Plan does not allow for investment of new contributions in the Company’s common stock, nor does it allow participants to transfer existing balances into the Company’s common stock. The 401(k) Plan held Company common stock within the accounts of participants totaling $7.0 million and $6.3 million at September 30, 2026 and 2025, respectively. During the three and nine months ended September 30, 2026, total expense recognized as a component of salaries and employee benefits expense for the 401(k)

Plan was $667 thousand and $2.7 million, respectively. During the  three and nine months ended September 30, 2025, total expense recognized as a component of salaries and employee benefits expense for the 401(k) Plan was $629 thousand and $2.6 million, respectively.

15. STOCK-BASED COMPENSATION

In May 2021, the Company’s shareholders approved the Dime Commercial Bancshares, Inc. f/k/a/ Dime Community Bancshares, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) to provide the Company with sufficient equity compensation to meet the objectives of appropriately incentivizing its officers, other employees, and directors to execute our strategic plan to build shareholder value, while providing appropriate shareholder protections. The Company no longer makes grants under its prior equity plans (the “Legacy Stock Plans”). Awards outstanding under the Legacy Stock Plans will continue to remain outstanding and subject to the terms and conditions of the Legacy Stock Plans. An additional 1,185,000 shares of common stock were reserved to be issued under the 2021 Equity Incentive Plan following stockholder approval at the Annual Meeting of Shareholders on May 23, 2024. At September 30, 2026, there were 811,247 shares reserved for issuance under the 2021 Equity Incentive Plan.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Legacy Stock Plans, and changes during the period then ended:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Dollars in thousands except share and per share amounts)	Options	Price	Years	Value
Options outstanding at January 1, 2026	26,995	$35.39	3.2	$—
Options exercised	(26,995)	35.39	—	—
Options forfeited	—	—	—	—
Options outstanding at September 30, 2026	—	$—	—	$—
Options vested and exercisable at September 30, 2026	—	$—	—	$—

Information related to stock options during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Cash received for option exercise cost	$—	$—	$—	$—
Income tax expense recognized on stock option exercises	—	—	—	—
Intrinsic value of options exercised	—	—	74	—

As of September 30, 2026, there were no stock options outstanding or vested. All outstanding stock options were exercised during the nine months ended September 30, 2026 and were settled. Accordingly, the Company did not receive any cash proceeds from the exercise of such stock options.

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested allocated shares outstanding at January 1, 2026	457,368	$24.88
Shares granted	333,762	33.71
Shares vested	(241,818)	24.53
Shares forfeited	(33,795)	26.60
Unvested allocated shares outstanding at September 30, 2026	515,517	$30.65

Information related to RSAs during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Compensation expense recognized	$1,734	$1,435	$4,735	$4,099
Income tax benefit recognized on vesting of RSAs	6	6	696	367

As of September 30, 2026, there was $12.2 million of total unrecognized compensation cost related to unvested RSAs to be recognized over a weighted-average period of 2.2 years.

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

The following table presents a summary of activity related to the PSAs granted, and changes during the period then ended:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Maximum aggregate share payout at January 1, 2026	307,498	$21.41
Shares granted	105,326	32.76
Shares forfeited	(19,954)	24.63
Shares vested	(136,895)	18.59
Maximum aggregate share payout at September 30, 2026	255,975	$27.34
Minimum aggregate share payout	—	—
Expected aggregate share payout	255,975	$27.34

Information related to PSAs during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Compensation expense recognized	$538	$628	$1,867	$1,639
Income tax benefit (expense) recognized on vesting of PSAs	594	—	696	(9)

As of September 30, 2026, there was $3.0 million of total unrecognized compensation cost related to unvested PSAs based on the expected aggregate share payout to be recognized over a weighted-average period of 1.8 years.

16. INCOME TAXES

During the three months ended September 30, 2026 and 2025, the Company’s consolidated effective tax rates were 25.8% and 31.0%, respectively. During the nine months ended September 30, 2026 and 2025, the Company’s consolidated effective tax rates were 27.2% and 27.7%, respectively. There were no significant unusual income tax items during the three or nine months ended September 30, 2026 and 2025, respectively.

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

The CODM is provided with the Company’s consolidated statements of financial condition and operations and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which can be seen on the consolidated statement of operations. These results are used to benchmark the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cash flows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment and in establishing management’s compensation. All revenues are derived from banking operations within the United States, and for the three and nine months ended September 30, 2026 and 2025, no customer accounted for more than 10% of the Company's consolidated revenue.

18. SUBSEQUENT EVENT

On October 20, 2026, the Company and ES Bancshares, Inc. (“Empire”) jointly announced the signing of a definitive merger agreement pursuant to which Empire will merge with and into Dime, and Empire’s wholly owned subsidiary, Empire State Bank, will merge with and into Dime Commercial Bank (the “Proposed Merger”). Empire State Bank, headquartered in Staten Island, New York, operates five branch locations serving businesses and customers throughout Staten Island and Brooklyn. Under the terms of the definitive merger agreement, Dime Commercial Bancshares, Inc. will issue 720,000 shares of its common stock and $30.0 million in cash to the stockholders of Empire. Stockholders of Empire will have the option to elect to receive stock or cash consideration, subject to the proration provisions set forth in the merger agreement. The Proposed Merger is subject to customary closing conditions, including the receipt of required regulatory approvals and approval by the stockholders of Empire. The Proposed Merger is expected to close in the first quarter of 2027.

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

Selected Financial Highlights and Other Data

(Dollars in Thousands Except Per Share Amounts)

	At or for the		At or for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Per Share Data:
Reported EPS (Diluted)	$0.90	$0.59	$2.40	$1.67
Cash dividends paid per common share	0.25	0.25	0.75	0.75
Book value per common share	32.10	30.44	32.10	30.44
Dividend payout ratio	27.78%	42.37%	31.25%	44.91%
Performance and Other Selected Ratios:
Return on average assets	1.10%	0.77%	0.99%	0.75%
Return on average equity	10.77	7.59	9.71	7.31
Net interest spread	2.41	2.00	2.39	1.98
Net interest margin	3.35	3.01	3.28	2.98
Average interest-earning assets to average interest-bearing liabilities	154.10	148.06	151.40	147.35
Non-interest expense to average assets	1.73	1.73	1.72	1.78
Efficiency ratio	48.4	53.8	50.1	57.1
Loan-to-deposit ratio at end of period	83.1	88.9	83.1	88.9
Effective tax rate	25.83	30.98	27.21	27.66
Asset Quality Summary:
Non-performing loans (1)	$99,067	$72,054	$99,067	$72,054
Non-performing assets (2)	99,517	72,054	99,517	72,054
Net charge-offs	9,749	12,586	27,985	25,049
Non-performing assets/Total assets	0.64%	0.50%	0.64%	0.50%
Non-performing loans held for investment/Total loans held for investment	0.89	0.67	0.89	0.67
Allowance for credit losses/Total loans	0.99	0.88	0.99	0.88
Allowance for credit losses/Non-performing loans held for investment	111.54	130.54	111.54	130.54
(1)	Non-performing loans are defined as all loans (including loans held for sale) on non-accrual status.

(2)	September 30, 2026 balance includes one non-performing available for sale security in the amount of $450 thousand.

Announced Acquisition

On October 20, 2026, the Company and ES Bancshares, Inc. (“Empire”) jointly announced the signing of a definitive merger agreement pursuant to which Empire will merge with and into Dime, and Empire’s wholly owned subsidiary, Empire State Bank, will merge with and into Dime Commercial Bank (the “Proposed Merger”). Empire State Bank, headquartered in Staten Island, New York, operates five branch locations serving businesses and customers throughout Staten Island and Brooklyn. As of September 30, 2026, Empire had total assets of approximately $596 million, total loans receivable, net of $518 million, and total deposits of $491 million. The Proposed Merger is subject to regulatory approvals, Empire stockholder approval and other customary closing conditions.

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

The Bank is a member of American Financial Exchange (“AFX”), through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily. At September 30, 2026 and December 31, 2025, the Bank did not have any such borrowings outstanding through the AFX.

The Bank utilizes repurchase agreements as part of its borrowing policy to add liquidity. Repurchase agreements represent funds received from customers, generally on an overnight basis, which are collateralized by investment securities. As of September 30, 2026 and December 31, 2025, the Bank did not have any repurchase agreements.

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

Total deposits (including mortgage escrow deposits) increased $297.2 million during the nine months ended September 30, 2026, compared to an increase of $375.5 million during the nine months ended September 30, 2025. The increase in deposits during the current period was primarily due to increases in money market accounts and non-interest-bearing checking deposits, partially offset by a decrease in interest-bearing checking deposits, and savings accounts.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, additional sources of funds are available through a borrowing line at the FHLBNY, borrowing capacity at the AFX, lines of credit with unaffiliated correspondent banks, and various brokered deposit sources. At September 30, 2026, the Bank had remaining borrowing capacity of $1.55 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings). The Bank also had access to the Federal Reserve Bank (“FRB”) Discount Window. At September 30, 2026, an available line of credit totaling $304.4 million was in place at the FRB backed by investment securities with no advances drawn. Additionally, at September 30, 2026, a line of credit totaling $4.19 billion was in place at the FRB secured by certain qualifying one-to-four family residential mortgage loans, construction loans and commercial real estate loans with no amounts drawn.

The Bank reduced its outstanding FHLBNY advances by $173.0 million during the nine months ended September 30, 2026, compared to a reduction of $100.0 million during the nine months ended September 30, 2025. See Note 12. “FHLBNY Advances” for further information.

Subordinated debentures totaled $231.3 million at September 30, 2026 compared to $272.5 million at December 31, 2025. See Note 13. “Subordinated Debentures” to our Consolidated Financial Statements for further information.

During the nine months ended September 30, 2026 and 2025, business loan originations excluding new lines were $516.1 million and $279.5 million, respectively. During the nine months ended September 30, 2026 and 2025, real estate loan originations excluding new lines (excluding owner-occupied commercial real estate) totaled $334.2 million and $196.3 million, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by their primary federal regulators. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At September 30, 2026, both the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was considered “well capitalized” for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at September 30, 2026
			Basel III
		Consolidated	Minimum	To Be Categorized as
	Bank	Company	Requirement	“Well Capitalized” (1)
Tier 1 common equity ratio	14.4%	11.8%	4.5%	6.5%
Tier 1 risk-based capital ratio	14.4	12.8	6.0	8.0
Total risk-based capital ratio	15.4	16.0	8.0	10.0
Tier 1 leverage ratio	10.6	9.4	4.0	5.0
(1)	Only the Bank is subject to these requirements.

During the nine months ended September 30, 2026, the Company resumed activity under its share repurchase program. The Company repurchased 298,003 shares of common stock for $12.2 million during the quarter ended September 30, 2026. The timing and amount of any future repurchases will depend on market conditions, capital requirements, and other factors deemed relevant by management and the Board of Directors. As of September 30, 2026, 1,268,944 shares remained available for purchase under the authorized share repurchase programs. See “Part II - Item 2. Other Information - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for additional information about repurchases of common stock.

The Company paid $5.5 million in cash dividends on its preferred stock during the nine months ended September 30, 2026 and 2025, respectively.

The Company paid $32.3 million and $32.2 million in cash dividends on its common stock during the nine months ended September 30, 2026 and 2025, respectively.

Contractual Obligations

The Bank generally has outstanding borrowings in the form of FHLBNY advances, short-term or overnight borrowings, subordinated debt, as well as customer CDs with fixed contractual interest rates. In addition, the Bank is obligated to make rental payments under leases on certain branches and equipment.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to borrowers, which are originated pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows. As of September 30, 2026, the Bank had $189.5 million of firm loan commitments that were accepted by the borrowers.

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

Concentrations of Lending Activities

Non-owner occupied commercial real estate loans and multifamily residential and residential mixed-use loans have collectively represented the largest percentage of the Company’s loan portfolio, accounting for 52% and 59% of total loans held for investment as of September 30, 2026 and December 31, 2025, respectively. Non-owner occupied commercial real estate loans represented 25% and 27% of total loans held for investment as of September 30, 2026 and December 31, 2025, respectively. Multifamily residential and residential mixed-use loans represented 27% and 32% of total loans held for investment as of September 30, 2026 and December 31, 2025, respectively. The Company expects that non-owner occupied commercial real estate loans and multifamily residential and residential mixed-use loans will continue to be a significant portion of the Company’s total loan portfolio.

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

The following tables present the composition by property type and weighted average loan-to-value (“LTV”) of the Company’s non-owner occupied commercial real estate loans:

	September 30, 2026
					Weighted
					Average
(Dollars in thousands)	NY	NJ	Other	Balance	LTV
Investor commercial real estate:
Retail	$875,500	$63,848	$18,261	$957,609	51%
Investor office	335,272	122,608	3,000	460,880	57
Warehouse/ Industrial	313,532	12,132	43,692	369,356	51
Hotels	311,757	412	11,533	323,702	55
Supportive housing	160,935	—	—	160,935	57
Educational facility or library	110,860	—	—	110,860	56
Medical office	71,738	—	27,374	99,112	59
Other (1)	242,010	27,355	1,756	271,121	60
Total investor commercial real estate	$2,421,604	226,355	105,616	$2,753,575	54%
(1)	Includes various property types such as gas stations, restaurants, storage facilities, medical facilities, and other special use properties.

	December 31, 2025
					Weighted
					Average
(Dollars in thousands)	NY	NJ	Other	Balance	LTV
Investor commercial real estate:
Retail	$956,123	$65,449	$3,463	$1,025,035	51%
Investor office	386,265	141,502	3,055	530,822	59
Warehouse/Industrial	301,698	14,510	68,057	384,265	54
Hotels	329,424	419	11,709	341,552	56
Supportive housing	168,858	—	—	168,858	57
Educational facility or library	112,360	—	—	112,360	57
Medical office	73,319	—	27,852	101,171	60
Other (1)	263,651	2,663	2,634	268,948	58
Total investor commercial real estate	$2,591,698	224,543	116,770	$2,933,011	55%
(1)	Includes various property types such as gas stations, restaurants, storage facilities, medical facilities, and other special use properties.

The following table presents the composition by property type and weighted average LTV of the Company’s multifamily residential and residential mixed-use loans:

	September 30, 2026
		Weighted
	Total	Average
(Dollars in thousands)	Balance	LTV
Multifamily residential and residential mixed-use:
New York City (1)
100% rent regulated (2)	$463,499	62%
Majority rent regulated (2)	536,888	59
Majority free market (2)	1,335,885	53
Total New York City	2,336,272	56

Outside New York City	615,721	56
Total multifamily residential and residential mixed-use	$2,951,993	56%
(1)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(2)	Composition based on revenue.

	December 31, 2025
		Weighted
	Total	Average
(Dollars in thousands)	Balance	LTV
Multifamily residential and residential mixed-use:
New York City (1)
100% rent regulated (2)	$514,403	59%
Majority rent regulated (2)	585,325	59
Majority free market (2)	1,644,100	54
Total New York City	2,743,828	56

Outside New York City	680,694	57
Total multifamily residential and residential mixed-use	$3,424,522	56%
(1)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(2)	Composition based on revenue.

Additional information related to the non-owner occupied commercial real estate and multifamily residential and residential mixed-use portfolios is presented in the table below as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
		Number of		Number of
	Average	loans	Average	loans
(Dollars in thousands)	Loan Size	> $20 million	Loan Size	> $20 million
Investor commercial real estate:
Retail	$2,690	3	$2,582	3
Investor Office	5,620	7	5,964	8
Warehouse/ Industrial	3,808	3	3,805	4
Hotels	8,518	8	8,758	8
Supportive housing	22,991	3	21,107	3
Educational facility or library	10,078	—	10,215	—
Medical office	5,506	1	5,621	1
Other (1)	2,443	2	2,359	1

Multifamily residential and residential mixed-use:
New York City (2)
100% rent regulated (3)	2,479	—	2,485	—
Majority rent regulated (3)	3,556	2	3,728	2
Majority free market (3)	3,732	6	3,850	6
Outside New York City	5,174	7	4,760	7
(1)	Includes various property types such as gas stations, restaurants, storage facilities, medical facilities, and other special use properties.
(2)	New York City includes the Bronx, Brooklyn, Queens, Staten Island and Manhattan.
(3)	Composition based on revenue.

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

We generally initiate foreclosure proceedings on real estate loans when a loan enters non-accrual status based upon non-payment, unless the borrower is paying in accordance with an agreed upon modified payment agreement. We obtain an updated appraisal upon the commencement of legal action to calculate a potential collateral shortfall and to reserve appropriately for the potential loss. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to Other Real Estate Owned (“OREO”) status. We generally attempt to utilize all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances. We have not initiated any expected or imminent foreclosure proceedings that are likely to have a material adverse impact on our consolidated financial statements for the three and nine months ended September 30, 2026. In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and has made at least six months of payments.

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

Non-accrual Loans

The following is a reconciliation of non-accrual loans as of the dates indicated:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2026	2025	2025
Non-accrual loans held for investment:
Business loans	$33,171	$22,606	$21,005
One-to-four family residential and coop/condo apartment	4,852	3,623	2,440
Multifamily residential and residential mixed-use	47,773	—	—
Non-owner-occupied commercial real estate	11,109	25,671	47,952
ADC	412	412	657
Other loans	—	—	—
Total non-accrual loans held for investment	$97,317	$52,312	$72,054

Total non-accrual loans held for sale	$1,750	$—	$—
Total non-accrual loans	$99,067	$52,312	$72,054

Total non-performing loans to total assets	0.64%	0.34%	0.50%

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

There was no carrying value of OREO properties on our Consolidated Statement of Financial Condition at September 30, 2026 or December 31, 2025. We did not recognize any provision for losses on OREO properties during the nine months ended September 30, 2026 or 2025.

Past Due Loans

Loans Delinquent 30 to 59 Days

At September 30, 2026, there were $11.2 million of loans that were past due between 30 and 59 days, compared to $28.8 million at December 31, 2025. The 30 to 59-day delinquency levels fluctuate monthly and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Loans Delinquent 60 to 89 Days

At September 30, 2026, there were $23.2 million of loans that were past due between 60 and 89 days, compared to $30.1 million at December 31, 2025. The 60 to 89-day delinquency levels fluctuate monthly and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Accruing Loans 90 Days or More Past Due

There were no accruing loans 90 days or more past due at September 30, 2026 or at December 31, 2025.

Reserve for Unfunded Loan Commitments

The Bank maintains a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of our reserve was $3.0 million and $2.2 million at September 30, 2026 and December 31, 2025, respectively. This reserve is determined based upon the outstanding volume of unfunded loan commitments at each period end. Any increases or reductions in this reserve are recognized in provision for credit losses.

Allowance for Credit Losses

Provision for credit losses for the nine months ended September 30, 2026 and 2025 was $40.0 million and $32.1 million, respectively. The $40.0 million credit loss provision for the nine months ended September 30, 2026 was attributable to charge-offs, provisioning for individually analyzed loans and growth in the business loan portfolio. Included in the provision for credit losses for the nine months ended September 30, 2025 was $2.1 million of provision related to one available-for-sale corporate security. The remainder of the credit loss provision for the nine months ended September 30, 2025 was attributable to updates in the macroeconomic forecast, updated loss driver models, and charge-offs on loans.

For a further discussion of the allowance for credit losses and related activity during the nine months ended September 30, 2026 and 2025, please see Note 6 “Securities” and Note 7 “Loans Held for Investment, Net” to the condensed Consolidated Financial Statements.

The following table presents our allowance for credit losses allocated by loan type and the percent of loans in each category to total loans as of the dates indicated.

	September 30, 2026		December 31, 2025
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allocated	to Total	Allocated	to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Business loans	$63,409	36.56%	$49,770	30.12%
One-to-four family residential and coop/condo apartment	8,103	10.30	10,034	9.63
Multifamily residential and residential mixed-use	16,275	27.03	14,053	31.84
Non-owner-occupied commercial real estate	18,735	25.22	21,130	27.26
ADC	1,433	0.81	2,070	1.09
Other loans	593	0.08	315	0.06
Total	$108,548	100.00%	$97,372	100.00%

The following table sets forth information about our allowance for credit losses at or for the dates indicated:

	At or for the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Total loans outstanding at end of period (1)	$10,920,166	$10,725,269
Average total loans outstanding during the period (2)	10,718,110	10,832,841
Allowance for credit losses balance at end of period	108,548	94,061
Allowance for credit losses to total loans at end of period	0.99%	0.88%
Non-performing loans held for investment to total loans held for investment at end of period	0.89	0.67
Allowance for credit losses to total non-performing loans at end of period	111.54	130.54

Ratio of net charge-offs to average loans outstanding during the period:
Business loans	0.09%	0.30%
One-to-four family residential and coop/condo apartment	—	0.01
Multifamily residential and residential mixed-use	0.85	—
Non-owner-occupied commercial real estate	0.24	0.78
Other loans	1.75	0.65
Total	0.35	0.31
(1)	Total loans represent gross loans (excluding loans held for sale), inclusive of deferred fees/costs and premiums/discounts.
(2)	Total average loans represent gross loans (including loans held for sale), inclusive of deferred loan fees/costs and premiums/discounts.

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Assets. Assets totaled $15.55 billion at September 30, 2026, $205.2 million above their level at December 31, 2025, primarily due to increases of $182.0 million in total securities, and $148.8 million in the loan portfolio, partially offset by a decrease of $169.2 million in cash and due from banks.

Loan originations, excluding new lines, totaled $850.5 million for the nine-month period ended September 30, 2026.

Total investment securities increased $182.0 million during the nine months ended September 30, 2026, to $1.60 billion at period end, primarily due to purchases of $357.3 million, partially offset by proceeds from principal payments, calls and maturities of $138.9 million, an increase in unrealized losses of $32.4 million and proceeds from the sale of available for sale securities of $4.0 million. There were no transfers to or from securities held-to-maturity during the nine months ended September 30, 2026.

BOLI increased $20.9 million during the nine months ended September 30, 2026, to $422.1 million.

Liabilities. Total liabilities increased $158.2 million during the nine months ended September 30, 2026, to $14.02 billion at period end, primarily due to increases of $297.2 million in deposits (including mortgage escrow accounts) and $48.2 million in derivative cash collateral, partially offset by decreases of $173.0 million in FHLBNY advances and $41.2 million in subordinated debt.

Stockholders’ Equity. Stockholders’ equity increased $47.0 million during the nine months ended September 30, 2026, to $1.52 billion at period end, primarily due to net income of $111.0 million, partially offset by common stock dividends of $32.8 million, and preferred stock dividends of $5.5 million and repurchases of shares of common stock of $12.2 million.

Comparison of Operating Results for the Three Months Ended September 30, 2026 and 2025

General. Net income was $41.6 million during the three months ended September 30, 2026, compared to net income of $27.7 million for the three months ended September 30, 2025. During the three months ended September 30, 2026, net interest income increased by $17.8 million, non-interest expense increased by $3.3 million, income tax expense increased by $2.1 million, non-interest income increased by $1.9 million, and the credit loss provision increased by $518 thousand, compared to the three months ended September 30, 2025.

The discussion of net interest income for the three months ended September 30, 2026 and 2025 should be read in conjunction with the following tables, which set forth certain information related to the Consolidated Statements of Operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Net loan fees included in interest income were $2.2 million during the three months ended September 30, 2026, compared to $946 thousand during the three months ended September 30, 2025. The increase in net loan fees was primarily due to increases in deferred fees and prepayment penalties on loans in 2026.

Analysis of Net Interest Income

	Three Months Ended September 30,
	2026			2025
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (3) (6)	$3,798,622	$62,650	6.54%	$2,957,434	$50,271	6.74%
One-to-four family residential and coop/condo apartment (3) (6)	1,111,740	13,604	4.85	1,023,844	12,120	4.70
Multifamily residential and residential mixed-use (3) (6)	3,059,148	35,123	4.56	3,591,822	41,712	4.61
Non-owner-occupied commercial real estate (3) (6)	2,724,952	36,719	5.35	3,067,598	40,439	5.23
ADC (3)	79,710	1,654	8.23	145,902	3,184	8.66
Other loans (3)	8,981	26	1.15	7,515	30	1.58
Total loans	10,783,153	149,776	5.51	10,794,115	147,756	5.43
Securities	1,640,702	15,428	3.73	1,340,223	11,338	3.36
Other short-term investments	1,941,034	18,182	3.72	1,503,698	16,449	4.34
Total interest-earning assets	14,364,889	183,386	5.06%	13,638,036	175,543	5.11%
Non-interest earning assets	777,560			787,966
Total assets	$15,142,449			$14,426,002

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$1,082,628	$4,453	1.63%	$1,069,761	$5,306	1.97%
Money market	4,907,654	31,883	2.58	4,359,512	34,877	3.17
Savings (2)	1,635,196	9,776	2.37	1,821,289	13,273	2.89
CDs	1,051,590	8,108	3.06	1,116,152	9,494	3.37
Total interest-bearing deposits	8,677,068	54,220	2.48	8,366,714	62,950	2.99
FHLBNY advances	337,717	3,469	4.08	508,000	4,104	3.21
Subordinated debt, net	231,229	3,809	6.54	272,429	4,301	6.26
Other short-term borrowings	76	1	5.22	76	1	5.22
Total borrowings	569,022	7,279	5.08	780,505	8,406	4.27
Derivative cash collateral	75,524	668	3.51	63,856	788	4.90
Total interest-bearing liabilities	9,321,614	62,167	2.65%	9,211,075	72,144	3.11%
Non-interest-bearing checking (2)	4,102,780			3,573,448
Other non-interest-bearing liabilities	174,880			183,627
Total liabilities	13,599,274			12,968,150
Stockholders' equity	1,543,175			1,457,852
Total liabilities and stockholders' equity	$15,142,449			$14,426,002
Net interest income		$121,219			$103,399
Net interest rate spread (4)			2.41%			2.00%
Net interest-earning assets	$5,043,275			$4,426,961
Net interest margin (5)			3.35%			3.01%
Ratio of interest-earning assets to interest-bearing liabilities			154.10%			148.06%
Deposits (including non-interest-bearing checking accounts) (2)	$12,779,848	$54,220	1.68%	$11,940,162	$62,950	2.09%
(1)	Business loans include C&I loans and owner-occupied commercial real estate loans. At September 30, 2025, business loans included balances related to Paycheck Protection Program (“PPP”) loans; no PPP loans were outstanding at September 30, 2026.
(2)	Includes mortgage escrow deposits.
(3)	Amounts are net of deferred origination costs/(fees) and include loans held for sale.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average-interest earning assets.
(6)	At September 30, 2026 and 2025, the loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

Rate/Volume Analysis

Rate/Volume Analysis

	Three Months Ended September 30, 2026
	Compared to Three Months Ended September 30, 2025
	Increase / (Decrease) Due to:
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Business loans	$14,081	$(1,702)	$12,379
One-to-four family residential and coop/condo apartment	1,069	415	1,484
Multifamily residential and residential mixed-use	(6,163)	(426)	(6,589)
Non-owner-occupied commercial real estate	(4,583)	863	(3,720)
ADC	(1,408)	(122)	(1,530)
Other loans	5	(9)	(4)
Securities	2,692	1,398	4,090
Other short-term investments	4,434	(2,701)	1,733
Total interest-earning assets	$10,127	$(2,284)	$7,843
Interest-bearing liabilities:
Interest-bearing checking	$64	$(917)	$(853)
Money market	3,935	(6,929)	(2,994)
Savings	(1,233)	(2,264)	(3,497)
CDs	(531)	(855)	(1,386)
FHLBNY advances	(1,564)	929	(635)
Subordinated debt, net	(667)	175	(492)
Other short-term borrowings	—	—	—
Derivative cash collateral	124	(244)	(120)
Total interest-bearing liabilities	$128	$(10,105)	$(9,977)
Net change in net interest income	$9,999	$7,821	$17,820

Net interest income. Net interest income was $121.2 million during the three months ended September 30, 2026, an increase of $17.8 million from the three months ended September 30, 2025. Average interest-earning assets were $14.36 billion for the three months ended September 30, 2026, an increase of $726.9 million from $13.64 billion for the three months ended September 30, 2025. The net interest margin was 3.35% during the three months ended September 30, 2026, up from 3.01% during the three months ended September 30, 2025.

Interest Income. Interest income was $183.4 million during the three months ended September 30, 2026, compared to $175.5 million during the three months ended September 30, 2025. During the three months ended September 30, 2026, interest income increased $7.8 million from the three months ended September 30, 2025, primarily reflecting increases in interest income of $12.4 million on business loans, $4.1 million on securities, $1.7 million on other short-term investments, and $1.5 million on one-to-four family residential and coop/condo apartment loans, partially offset by decreases in interest income of $6.6 million on multifamily residential and residential mixed-use loans, $3.7 million on non-owner-occupied commercial real estate loans and $1.5 million on ADC loans.

The increased interest income on business loans was due to a $841.2 million increase in the average balances, partially offset by a 20-basis point decrease in the yield of such loans in the period. The increased interest income on securities was related to a $300.5 million increase in average balances and a 37-basis point increase in the yield of such securities in the period. The increased interest income on other short-term investments, which is comprised of cash and due from banks and restricted stock, was related to a $437.3 million increase in the average balances, partially offset by a 62-basis point decrease in the yield of such investments in the period. The increased interest income on one-to-four family residential and coop/condo apartment loans was related to an $87.9 million increase in the average balance and a 15-basis point increase in the yield of such loans in the period. The decreased interest income on multifamily residential and residential mixed-use loans was related to a $532.7 million decrease in the average balance and a 5-basis point decrease in the yield of such loans in the period. The decreased interest income on non-owner-occupied commercial real estate loans reflected a $342.6 million decrease in the average balance, partially offset by a 12-basis point increase in the yield of such loans in the period. The decreased interest income on ADC loans reflected a $66.2 million decrease in the average balance and a 43-basis point decrease in the yield of such loans in the period.

Interest Expense. Interest expense was $62.2 million during the three months ended September 30, 2026, compared to $72.1 million during the three months ended September 30, 2025. During the three months ended September 30, 2026, interest expense decreased $10.0 million, primarily reflecting a decrease in interest expense of $8.7 million on deposits.

The decreased interest expense on deposits was primarily due to a 52-basis point decrease in rates paid on savings accounts and a $186.1 million decrease in average balances of such deposits in the period, a 31-basis point decrease in rates paid on certificates of deposit and a $64.6 million decrease in average balances of such deposits, a 59-basis point decrease in rates paid on money market accounts, partially offset by a $548.1 million increase in average balances of such deposits, and a 34-basis point decrease in rates paid on interest-bearing checking accounts, partially offset by a $12.9 million increase in the average balance of such deposits.

Provision for Credit Losses. We recorded a credit loss provision of $13.8 million and $13.3 million during the three months ended September 30, 2026 and 2025, respectively. The $13.8 million credit loss provision for the three months ended September 30, 2026, was attributable to charge-offs, provisioning for individually analyzed loans and growth in the business loan portfolio. The $13.3 million credit loss provision for the three months ended September 30, 2025, was primarily attributable to charge-offs on loans.

Non-Interest Income. Non-interest income totaled $14.1 million for the three months ended September 30, 2026, compared to $12.2 million for the same period in 2025. The increase was primarily driven by a $1.7 million in service charges and other fees and lower loss on sale of loans and other assets during the three months ended September 30, 2026, partially offset by a decrease of $1.4 million in other income.

Non-Interest Expense. Non-interest expense totaled $65.5 million for the three months ended September 30, 2026, compared to $62.2 million for the same period in 2025. The increase was primarily driven by increases of $1.0 million of data processing costs, $968 thousand in severance expense and $959 thousand in salaries and employee benefits.

Non-interest expense was 1.73% of average assets for both the three months ended September 30, 2026 and 2025.

Income Tax Expense. Income tax expense was $14.5 million during the three months ended September 30, 2026, compared to income tax expense of $12.4 million during the three months ended September 30, 2025. The reported effective tax rate for the three months ended September 30, 2026 and 2025 was 25.8%, and 31.0%, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2026 and 2025

General. Net income was $111.0 million during the nine months ended September 30, 2026, compared to net income of $78.8 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, net interest income increased by $52.9 million, income tax expense increased by $11.3 million, credit loss provision increased by $7.9 million, non-interest expense increased by $4.9 million, and non-interest income increased by $3.3 million, compared to the nine months ended September 30, 2025.

The discussion of net interest income for the nine months ended September 30, 2026 and 2025 should be read in conjunction with the following tables, which set forth certain information related to the Consolidated Statements of Operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. No tax-equivalent adjustments have been made for interest income exempt from federal, state, and local taxation. The yields include loan fees consisting of amortization of loan origination and commitment fees and certain direct and indirect origination costs, prepayment fees, and late charges that are considered adjustments to yields. Net loan fees included in interest income were $5.4 million during the nine months ended September 30, 2026, compared to $3.2 million during the nine months ended September 30, 2025. The increase in net loan fees was primarily due to increases in deferred fees and prepayment penalty fees on loans in 2026.

Analysis of Net Interest Income

	Nine Months Ended September 30,
	2026			2025
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
Business loans (1) (3) (6)	$3,522,883	$171,576	6.51%	$2,834,746	$141,911	6.69%
One-to-four family residential and coop/condo apartment (3) (6)	1,072,784	38,575	4.81	989,236	34,721	4.69
Multifamily residential and residential mixed-use (3) (6)	3,204,989	108,751	4.54	3,709,088	126,503	4.56
Non-owner-occupied commercial real estate (3) (6)	2,816,501	111,333	5.28	3,152,779	123,587	5.24
ADC (3)	92,320	5,444	7.88	140,189	9,099	8.68
Other loans (3)	8,633	79	1.22	6,803	88	1.73
Total loans	10,718,110	435,758	5.44	10,832,841	435,909	5.38
Securities	1,558,836	42,734	3.67	1,357,938	34,014	3.35
Other short-term investments	1,941,529	53,544	3.69	1,077,183	35,035	4.35
Total interest-earning assets	14,218,475	532,036	5.00%	13,267,962	504,958	5.09%
Non-interest earning assets	777,545			806,832
Total assets	$14,996,020			$14,074,794

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking (2)	$1,085,589	$13,304	1.64%	$976,018	$13,611	1.86%
Money market	4,822,293	90,733	2.52	4,204,642	98,988	3.15
Savings (2)	1,686,827	29,644	2.35	1,905,071	41,507	2.91
CDs	1,077,344	25,074	3.11	1,055,520	27,099	3.43
Total interest-bearing deposits	8,672,053	158,755	2.45	8,141,251	181,205	2.98
FHLBNY advances	411,403	10,860	3.53	508,366	12,223	3.21
Subordinated debt, net	244,494	12,068	6.60	272,385	12,904	6.33
Other short-term borrowings	66	2	4.05	235	14	7.97
Total borrowings	655,963	22,930	4.67	780,986	25,141	4.30
Derivative cash collateral	63,539	1,695	3.57	82,242	2,903	4.72
Total interest-bearing liabilities	9,391,555	183,380	2.61%	9,004,479	209,249	3.11%
Non-interest-bearing checking (2)	3,906,326			3,437,001
Other non-interest-bearing liabilities	175,050			194,982
Total liabilities	13,472,931			12,636,462
Stockholders' equity	1,523,089			1,438,332
Total liabilities and stockholders' equity	$14,996,020			$14,074,794
Net interest income		$348,656			$295,709
Net interest rate spread (4)			2.39%			1.98%
Net interest-earning assets	$4,826,920			$4,263,483
Net interest margin (5)			3.28%			2.98%
Ratio of interest-earning assets to interest-bearing liabilities			151.40%			147.35%
Deposits (including non-interest-bearing checking accounts) (2)	$12,578,379	$158,755	1.69%	$11,578,252	$181,205	2.09%
(1)	Business loans include C&I loans and owner-occupied commercial real estate loans. At September 30, 2025, business loans included balances related to Paycheck Protection Program (“PPP”) loans; no PPP loans were outstanding at September 30, 2026.
(2)	Includes mortgage escrow deposits.
(3)	Amounts are net of deferred origination costs/(fees) and include loans held for sale.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average-interest earning assets.
(6)	At September 30, 2026 and 2025, the loan portfolio included a fair value hedge basis point adjustment to the carrying amount of hedged business loans, one-to-four family residential mortgage loans, multifamily residential mortgage loans and non-owner occupied commercial real estate loans.

Rate/Volume Analysis

	Nine Months Ended September 30, 2026
	Compared to Nine Months Ended September 30, 2025
	Increase / (Decrease) Due to:
	Volume	Rate	Total
Interest-earning assets:
Business loans	$33,957	$(4,292)	$29,665
One-to-four family residential and coop/condo apartment	2,948	906	3,854
Multifamily residential and residential mixed-use	(17,195)	(557)	(17,752)
Non-owner-occupied commercial real estate	(13,189)	935	(12,254)
ADC	(2,962)	(693)	(3,655)
Other loans	21	(30)	(9)
Securities	5,252	3,468	8,720
Other short-term investments	25,974	(7,465)	18,509
Total interest-earning assets	$34,806	$(7,728)	$27,078
Interest-bearing liabilities:
Interest-bearing checking	$1,412	$(1,719)	$(307)
Money market	13,055	(21,310)	(8,255)
Savings	(4,317)	(7,546)	(11,863)
CDs	531	(2,556)	(2,025)
FHLBNY advances	(2,454)	1,091	(1,363)
Subordinated debt, net	(1,353)	517	(836)
Other short-term borrowings	(7)	(5)	(12)
Derivative cash collateral	(580)	(628)	(1,208)
Total interest-bearing liabilities	$6,287	$(32,156)	$(25,869)
Net change in net interest income	$28,519	$24,428	$52,947

Net interest income. Net interest income was $348.7 million during the nine months ended September 30, 2026, an increase of $52.9 million from the nine months ended September 30, 2025. Average interest-earning assets were $14.22 billion for the nine months ended September 30, 2026, an increase of $950.5 million from $13.27 billion for the nine months ended September 30, 2025. Net interest margin was 3.28% during the nine months ended September 30, 2026, up from 2.98% during the nine months ended September 30, 2025.

Interest Income. Interest income was $532.0 million during the nine months ended September 30, 2026, compared to $505.0 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, interest income increased $27.1 million from the nine months ended September 30, 2025, primarily reflecting increases in interest income of $29.7 million on business loans, $18.5 million on other short-term investments, $8.7 million on securities, and $3.9 million on one-to-four family loans, partially offset by decreases in interest income of $17.8 million on multifamily residential and residential mixed-use loans, $12.3 million on non-owner-occupied commercial real estate loans, and $3.7 million on acquisition, development and construction loans.

The increased interest income on business loans was due to a $688.1 million increase in the average balances, partially offset by an 18-basis point decrease in the yield of such loans in the period. The increased interest income on other short-term investments was related to a $864.3 million increase in the average balances, partially offset by a 66-basis point decrease in the yield of such investments in the period. The increased interest income on securities was related to a $200.9 million increase in the average balances and a 32-basis point increase in the yield of such securities in the period. The increased interest income on one-to-four family loans was related to an $83.5 million increase in the average balances and a 12-basis point increase in the yield of such loans in the period. The decreased interest income on multifamily residential and residential mixed-use loans was related to a $504.1 million decrease in the average balance and a 2-basis point decrease in the yield of such loans in the period. The decreased interest income on non-owner-occupied commercial real estate loans reflected a $336.3 million decrease in the average balance, partially offset by a 4-basis point increase in the yield of such loans in the period. The decreased interest income on acquisition, development and construction loan income reflected a $47.9 million decrease in the average balance and an 80-basis point decrease in the yield of such loans in the period.

Interest Expense. Interest expense was $183.4 million during the nine months ended September 30, 2026, compared to $209.2 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, interest expense decreased $25.9 million, primarily reflecting decreases in interest expense of $22.4 million on deposits, $2.2 million on borrowed funds and $1.2 million in interest expense on derivative cash collateral.

The decrease in interest expense on deposits was primarily due to a 63-basis point decrease in rates paid on money market accounts, partially offset by a $617.7 million increase in average balances of such deposits, a 56-basis point decrease in rates paid on savings accounts and a $218.2 million decrease in average balances of such deposits, and a 32-basis point decrease in rates paid on CDs, partially offset by a $21.8 million increase in the average balance of such deposits in the period. The decreased interest expense on FHLBNY advances was due to a $97.0 million decrease in the average balance, partially offset by a 32-basis point increase in the cost of FHLBNY advances in the period. The decreased interest expense on derivative cash collateral was due to a $18.7 million decrease in the average balance and a 115-basis point decrease in the cost of such derivatives in the period. The decreased interest expense on subordinated debt was due to a $27.9 million decrease in the average balance, partially offset by a 27-basis point increase in the cost of such debt in the period.

Provision for Credit Losses. We recorded a credit loss provision of $40.0 million during the nine months ended September 30, 2026, compared to a credit loss provision of $32.1 million for the nine months ended September 30, 2025. The $40.0 million credit loss provision for the nine months ended September 30, 2026, was attributable to charge-offs, provisioning for individually analyzed loans and growth in the business loan portfolio. The $32.1 million credit loss provision for the nine months ended September 30, 2025 was primarily attributable to updates in the macroeconomic forecast, updated loss driver models, and charge-offs on loans.

Non-Interest Income. Non-interest income was $36.7 million during the nine months ended September 30, 2026, compared to $33.4 million during the nine months ended September 30, 2025. The increase is primarily driven by a $4.6 million increase in service charges and other fees and a $1.1 million increase in BOLI income, partially offset by a $1.6 million decrease in other income.

Non-Interest Expense. Non-interest expense was $193.0 million during the nine months ended September 30, 2026, compared to $188.0 million during the nine months ended September 30, 2025. The increase in non-interest expense is primarily due to an $8.5 million increase in salaries and employee benefits. The nine months ended September 30, 2025 included a $7.2 million pension settlement loss.

Non-interest expense was 1.72% and 1.78% of average assets during the nine months ended September 30, 2026 and 2025, respectively.

Income Tax Expense. Income tax expense was $41.5 million during the nine months ended September 30, 2026, compared to $30.1 million during the nine months ended September 30, 2025. The reported effective tax rate for the nine months ended September 30, 2026 and 2025 was 27.2%, and 27.7%, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2025 in Item 7A of the  Company’s Annual Report on Form 10-K, filed with the SEC on February 20, 2026. The following is an update of the discussion provided therein.

General. The Company’s largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. During the nine months ended September 30, 2026, we conducted zero transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

The analysis that follows presents, as of September 30, 2026 and December 31, 2025, the estimated EVE at both the Pre-Shock Scenario and the -200 Basis Point, -100 Basis Point, +100 Basis Point, and +200 Basis Point Rate Shock Scenarios.

	September 30, 2026			December 31, 2025
		Dollar	Percentage		Dollar	Percentage
(Dollars in thousands)	EVE	Change	Change	EVE	Change	Change

Rate Shock Scenarios
+ 200 Basis Points	$2,452,612	$91,669	3.9%	$2,234,467	$233,127	11.6%
+ 100 Basis Points	2,430,541	69,598	2.9%	2,157,136	155,796	7.8%
Pre-Shock Scenario	2,360,943	—	—	2,001,340	—	—
- 100 Basis Points	2,170,999	(189,944)	(8.0)%	1,778,529	(222,811)	(11.1)%
- 200 Basis Points	1,999,660	(361,283)	(15.3)%	1,502,903	(498,437)	(24.9)%

The Company’s Pre-Shock Scenario EVE increased from $2.00 billion at December 31, 2025 to $2.36 billion at September 30, 2026. The primary factor contributing to the change in EVE is an increase in the value of the Bank’s non-maturity deposit base.

The Company’s EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios increased from $2.16 billion and $2.23 billion, respectively, at December 31, 2025, to $2.43 billion and $2.45 billion, respectively, at September 30, 2026. In the -100 Basis Point Rate and -200 Basis Point Rate Shock Scenario the Company’s EVE increased from $1.78 billion and $1.50 billion, respectively, at December 31, 2025, to $2.17 billion and $2.00 billion, respectively, at September 30, 2026.

Income Simulation Analysis. As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model. This model estimates the impact of interest rate changes on the Company’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis). Management reports the net interest income simulation results to the Company’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Company’s net interest income in various time periods assuming gradual changes in interest rates occurring equally across all points on the yield curve over a 12-month period beginning September 30, 2026, for the given rate scenarios:

	Percentage Change in Net Interest Income
Gradual Change in Interest rates of:	Year-One	Year-Two
+ 200 Basis Points	4.3%	11.3%
+ 100 Basis Points	2.1%	5.7%
- 100 Basis Points	(0.5)%	(3.3)%
- 200 Basis Points	(1.4)%	(7.5)%

Management also examines the potential impact to net interest income by simulating the impact of instantaneous changes to interest rates occurring equally across all points on the yield curve. The following table discloses the estimated changes to the Company’s net interest income in various time periods associated with the given interest rate shock scenarios.

	Percentage Change in Net Interest Income
Instantaneous Rate Shock Scenarios	Year-One	Year-Two
+ 200 Basis Points	10.2%	14.4%
+ 100 Basis Points	5.2%	7.3%
- 100 Basis Points	(2.3)%	(5.0)%
- 200 Basis Points	(5.0)%	(11.3)%

iIte

Item 4.Controls and Procedures

Management of the Company, with the participation of its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness, as of September 30, 2026, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in, or party to, various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company was not involved in any actions or proceedings that were likely to have a material adverse impact on its financial condition and results of operations as of September 30, 2026.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2025, and Part II, Item 1A “Risk Factors” in our subsequent Quarterly Reports on Form 10-Q, each as filed with the Securities and Exchange Commission. Except as set forth below, there have been no material changes to the risk factors previously disclosed in those reports:

Risks Related to the Proposed Merger

Combining the Company and Empire may be more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the Proposed Merger may not be realized.

The success of the Proposed Merger will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of the Company and Empire, including the conversion of Empire State Bank’s data processing systems. If the Company experiences difficulties with the integration process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated.

Completion of the Proposed Merger is conditioned on receipt of approvals from the Federal Reserve Board and the New York Department of Financial Services. These regulators may impose conditions or require changes to the terms of the Proposed Merger. The Company is not required to accept any condition that would constitute a “materially burdensome regulatory condition” (as defined in the merger agreement), and if such a condition is imposed the Proposed Merger may not be completed.

The merger agreement may be terminated in accordance with its terms, and the Proposed Merger may not be completed.

The Proposed Merger is subject to a number of conditions, many of which are outside of the parties’ control. If the Proposed Merger is not completed by October 19, 2027 (subject to an automatic six-month extension if only regulatory approvals remain outstanding), either party may terminate the merger agreement and the Company will have incurred substantial expenses.

Litigation relating to the Proposed Merger could delay or prevent completion of the Proposed Merger.

Stockholder lawsuits may be filed challenging the Proposed Merger. An adverse outcome, or the cost of defending such litigation, could adversely affect the parties or prevent or delay completion of the Proposed Merger.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2026:

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Programs
July 2026	83,101	$40.75	83,101	1,483,846
August 2026	105,902	40.73	105,902	1,377,944
September 2026	109,000	40.47	109,000	1,268,944

During the quarter ended September 30, 2026, the Company repurchased 298,003 shares of the Company’s common stock. As of September 30, 2026, there were 1,268,944 shares remaining to be purchased in the program. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6.Exhibits

2.1

Agreement and Plan of Merger, dated as of October 19, 2026, by and among Dime Commercial Bancshares, Inc. and ES Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed October 20, 2026 (File No. 001-34096))

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
101

The following financial statements from Dime Commercial Bancshares, Inc.'s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2026, filed on October 30, 2026, formatted in XBRL: (i) Consolidated Statements of Financial Condition as of September 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2026 and 2025, (iv) Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025, and (vi) the Condensed Notes to Consolidated Financial Statements.

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

Dime Commercial Bancshares, Inc.

Dated: October 30, 2026	By:	/s/ Stuart H. Lubow
Stuart H. Lubow
President and Chief Executive Officer

Dated: October 30, 2026	By:	/s/ Avinash Reddy
Avinash Reddy
Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer